Form 10KSB
period 2000-12-31
MESSIDOR LTD
filed 2001-01-26
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

                 Commission File No.  33-2783-S

                        FRAMEWAVES, INC.
   (Name of Small Business Issuer as specified in its charter)

            Nevada                          82-0404220
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

  1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 272-9294

Former name and address if changed since last report:  Messidor Limited
                                   Groningensingel 1 Arnhem 6835A
                                   The Netherlands

Former fiscal year if changed since last report:  October 31

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Registrant's revenues for its most recent fiscal year:  $0

The aggregate market value of voting stock held by non-affiliates:  $0

At January 25, 2001, the Registrant had outstanding 1,208,569 shares of common stock,par value $0.001.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                            Page

Part I

1.   Description of Business                              		        3

2.   Description of Property                              		        5

3.   Legal Proceedings                                              5

4.   Submission of Matters to a Vote of Security Holders   		       5

Part II

5.   Market for Common Equity and Related Stockholder Matters       6

6.   Management's Discussion and Analysis or Plan of Operation      7


7.   Financial Statements                                 		        8

8.   Changes in and Disagreements with Accountants      		          8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control Persons   8


10.  Executive Compensation                                		       9

11.  Security Ownership of Certain Beneficial Owners and Management 9


12.  Certain Relationships and Related Transactions         	       10

13.  Exhibits and Reports on Form 8-K                      	 	      10

Signatures                                                          11

FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History

     FrameWaves, Inc. (the "Company" or "FrameWaves") was originally incorporated under the name of Messidor Limited on December 23, 1985 as a development stage company for the purpose of engaging in all lawful transactions permitted under the State of Nevada, including the acquisition of various business opportunities to provide profit and maximize shareholder value. In January of 1986, Messidor Limited registered securities with a Form S-18 under the Securities Act of 1933 in order to fund business operations. The offering was closed in March of 1987, and the Company successfully sold 1,500,000 units consisting of one share of common stock and four of each class of A, B and C redeemable common stock purchase warrants. In 1988, the Company entered into an exploration agreement and option to sublease with Arcal Investments to explore mining opportunities. However, the Company was unable to acquire adequate capital to continue operations and could not pursue the Arcal Agreement or any other agreement, and in 1989 the Company turned dormant.

     On October 10, 2000, by court order, a Nevada District Court appointed shareholder Thomas A. Thomsen as custodian of Messidor Limited for the purpose of paying back-fees owed to the State of Nevada, to call an annual meeting of stockholders to elect three directors, and to take the Company in a positive direction. On November 2, 2000, Messidor Limited held its annual meeting of stockholders where three directors were elected.

     On December 27, 2000, the shareholders, at a special meeting, changed the Company's name from Messidor Limited to FrameWaves, Inc. The shareholders also approved the acquisition of Corners, Inc. ("Corners"), a Nevada corporation, whereby the Company exchanged 1,000,000 shares of the Company's common stock for all of Corner's issued and outstanding shares of common stock. Corners had incorporated on November 17, 1998 in the State of Nevada to provide custom framing for interior designers in conjunction with business contacts provided by Corners' officers and directors. Since its inception, Corners has had limited operations due to its officers and directors other obligations, however, the officers and directors have maintained their business contacts with certain interior designers.
Further, FrameWaves intends to use Corners as an operating subsidiary and actively pursue the custom framing business by utilizing Corners' business contacts to procure contracts for future operations, and to engage in a comprehensive and aggressive marketing campaign, including but not limited to, soliciting unknown but potential business contacts through direct mailings, media, and other mediums that will generate leads to contracts for future operations

Principal Products and Services

     FrameWaves principal product and service consists of providing customized frames to interior designers and retail consumers. This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves' materials and styles in order to determine the type and quality of frame desired. FrameWaves will then customize frames to the clients' specifications. Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients' needs. This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers. However, the Company is a development stage company with no operations and has yet to engage in any contract negotiations with frame suppliers, interior designers or retail consumers.

Marketing

     FrameWaves intends to market its product and service to interior designers and retail consumers through established business contacts of the officers and directors, direct mailing program targeting interior designers, and word of mouth. FrameWaves might also market its products and services by advertising in widely distributed magazines that Management considers influential among designers and consumers. These advertisements will focus on FrameWaves' ability to be a complete and professional supplier of customized frames. However, the Company is in its development stage and has not yet launched any of the above marketing strategies, and there is no assurance that such marketing strategies will be launched in the future. Additionally, the Company cannot predict whether it will, in the future, be dependent upon one or a few major customers.

Raw Materials and Principal Suppliers

     The Company has yet to engage in any contract negotiations with any suppliers of custom frames or raw materials for such frames. Accordingly, the Company is unable to predict the sources and availability of raw materials and the names of any principal suppliers. Notwithstanding, Management believes that there are numerous reliable sources for custom frames and raw materials for such frames.

Governmental Regulation

     There is no meaningful government regulation that directly affects FrameWaves' business. However, FrameWaves potential suppliers are subject to federal, state, local or foreign environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing frame products. Management believes that it is reasonably likely that the trend in environmental litigation and regulation will continue toward stricter standards and that changes in the laws and regulations could indirectly affect FrameWaves in the form of higher purchasing costs.

Competition

     The custom framing industry is highly competitive, and includes a large number of wholesale, retail and other specialized competitors, none of which dominate the market. A number of the companies competing directly with the FrameWaves have superior knowledge and experience, including established contacts and networks, as well as financial and other resources greater than those of the Company. These factors create a highly competitive environment in which the Company's future customers will continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for ongoing improvements in customer service.

     Management believes that competition in the custom framing industry is generally a function of timeliness of delivery, price, quality, reliability, product design, product availability and customer service. Management further believes that FrameWaves can compete favorably with other custom framing companies by: (i) interfacing directly with designers and consumers and customizing frames to clients' specifications;
(ii) utilizing its officers' business contacts, (iii) providing a broad range of products and services; and (iv) developing strong name recognition within the custom framing community. However, the Company is in its development stage and has not yet entered into the market, and there is no assurance that the Company can successfully enter and compete in the custom framing market.

Employees

     The Company currently has no employees. Executive officers will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. The need for employees will be addressed at such time operations prove successful.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company utilizes office space at 1981 East 4800 South,
Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A.
Thomsen, an officer and director of the Company. The Company does not pay rent for this office space.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting

     On October 10, 2000, a Nevada District Court Judge, by court order A423737-P, appointed shareholder Thomas A. Thomsen as custodian of the Company for the purpose of paying back-fees owed to the State of Nevada and to begin a positive direction. The order authorized Mr. Thomsen to mail notice to the 462 shareholders holding 16,560,000 shares as of the record date July 31, 2000, and to call an annual meeting for the sole purpose of electing three directors. The order further stated that the number of shares represented at the annual meeting would constitute a quorum for such purpose.

     On November 2, 2000, the Company held its annual meeting of stockholders whereby 295,858 shares of record were represented, thereby constituting a quorum for the purpose of electing three directors. At the annual meeting, the shareholders voted, and such votes were tallied, for the following directors.

                                   Number of Votes
Election of Directors   For            Against         Abstain

Thomas A. Thomsen     295,858            -0-             -0-
Dianne Hatton-Ward    295,858            -0-             -0-
Susan Santage         295,858            -0-             -0-

Special Meeting

     On December 27, 2000, the Company held a special meeting of shareholders whereby proxies were solicited from the 462 shareholders holding 16,560,000 shares as of the record date
December 11, 2000. At the special meeting, the shareholders voted, and such votes were tallied, for the following propositions:

     Votes cast and tallied in favor of amending and restating the Articles of Incorporation and Bylaws of the Company, decreasing the authorized capital from 500,000,000 to 110,000,000 shares of stock, of which 100,000,000 were designated common stock, par value $0.001, and 10,000,000 were designated preferred stock, par value $0.001, and changing the Company's name to FrameWaves, Inc. were 10,296,558, with no shares abstaining from or against the proposal;

     Votes cast and tallied in favor of a hundred (100) to one
     (1) reverse split of the Company's issued and outstanding Common Stock for holders of record as of December 11, 2000, whereby fractional shares were rounded up to the nearest whole share, and no shareholder's ownership was reduced below a round lot of one hundred shares were 10,296,558, with no shares abstaining from or against the proposal;

     Votes cast and tallied in favor of acquiring Corners, a custom framing business, in exchange for 1,000,000 shares of FrameWaves' restricted common stock were 10,296,558, with no shares abstaining from or against the proposal;

     Votes cast and tallied in favor of adopting the Company's 2000 Stock Option Plan with 2,000,000 shares of common stock to be allocated for stock grants pursuant to the Plan were 10,296,558, with no shares abstaining from or against the proposal; and

     Votes cast and tallied ratifying the appointment of Burnham
     & Schumm PC as the Company's independent auditors were 10,296,558, with no shares abstaining or against the proposal.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no active market for the securities of FrameWaves. Nor is there any assurance a market will develop for the securities, and if a market does develop, that it will continue. There is also no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell their securities.

     At January 17, 2001, the Company had approximately 466 shareholders owning 1,298,569 shares of FrameWaves' issued and outstanding common stock, of which 68,569 are free trading.

     FrameWaves has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future. Any dividends will be subject to the discretion of FrameWaves' Board of Directors, and will depend upon, among other things, the operating and financial condition of FrameWaves, its capital requirements and general business conditions. There can be no assurance that any dividends on FrameWaves' common stock will be paid in the future.

Recent Sales of Unregistered Securities.

     The following is a detailed list of securities sold within the past three years without registration under the Securities
Act.  All issuances are numerically reported in post-split form.

     In December of 2000, the Company issued 42,969 shares pursuant to shareholder approval of a hundred (100) to one (1) reverse split of the Company's issued and outstanding common stock whereby shareholder ownership that was fractionalized or reduced below a round lot of 100 shares were rounded up to the nearest whole share or round lot of 100 shares, respectively.

     In December of 2000, the Company issued 1,000,000 shares of restricted common stock to officers and directors of the Company in exchange for 1,500 shares of Corners' common stock. The following table details the recipient's name, amount of stock received, and consideration paid. All shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

Name                        Amount Received    Consideration Paid
Thomas A. Thomsen           333,334 shares     500 Corner shares
Dianne Hatton-Ward          333,333 shares     500 Corner shares
Susan Santage               333,333 shares     500 Corner shares

     In November of 2000, the Company issued 100,000 shares of restricted common stock to Thomas A. Thomsen, an officer and director of the Company, in exchange for $5,000 cash and $5,000 in services performed on behalf of the Company by resurrecting and reviving it from dormancy and making necessary and timely cash advances. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

Quasi-Reorganization

     On December 27, 2000, the Company's shareholders approved to adopt quasi-reorganization accounting procedures, which allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital, and to change its fiscal year end to December 31. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a "fresh start" for accounting purposes. The Company is also considered as re-entering a new development stage on December 31, 1993, as it discontinued all of its previous operations.

Years Ended December 31, 2000, 1999 and 1998

     The Company generated no costs or revenues from operations for the years ended December 31, 2000, 1999 and 1998. This is due to the Company being in the development stage with no operations.

     The Company had general and administrative expenses of $16,379 for the year ended December 31, 2000, compared to $0 for the years ended December 31, 1999 and 1998. This increase in expenses is due to accounting, legal and other professional costs associated with reviving the Company from dormancy.

     As a result of the foregoing, the Company realized a net loss of $16,379 for the year ended December 31, 2000, compared to no income or loss for the years ended December 31, 1999 and 1998.

     Again, this increase in the Company's net loss is attributable to accounting, legal and other professional costs associated with reviving the Company from dormancy.

Liquidity and Capital Resources

     At December 31, 2000, the Company's assets consisted of
$5,910 in cash on hand. The Company's liabilities consisted of a $1,562 in accounts payable, giving the Company a working capital of $4,348.

     Currently, the Company has no material commitments for capital expenditures, and Management believes that it has sufficient cash to meet its operational needs for the next twelve months. If required, Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

     The Company's operating plan is to pursue the business of its newly acquired and wholly owned subsidiary Corners by (i) handling all the administrative requirements of a public company,
(ii) utilizing the business contacts of its officers and directors to procure contracts for future operations, and (iii) engaging in a comprehensive marketing campaign, including but not limited to, soliciting unknown but potential business contacts through direct mailings, media, and other mediums that will generate leads to contracts for future operations. At present, the Company has no understandings, commitments or agreements with respect to any business contacts, contracts or operations. Further, there can be no assurance that the Company would be successful in consummating any contracts on favorable terms or that it will be able to profitably manage business operations.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

     The following table sets forth the name, age, and position of each officer and director of the Company.

Name                Age  Positions               	    	    Since
Thomas A. Thomsen   25   President and Director  	        	November, 2000
Dianne Hatton-Ward  44   Vice President and Director      	November, 2000
Susan Santage       39   Secretary/ Treasurer and Director	November, 2000


     All directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers serve at the discretion of the Board of Directors.

     The following is information on the business experience of each officer and director.

     Thomas A. Thomsen, President and Director. Mr. Thomsen graduated from the University of Utah in May of 2000 with a BS in Finance. Since March of 1999, Mr. Thomsen has worked for Interwest Transfer Company, and provides stock analysis, issuances and transfers. From 1990 to 1999, Mr. Thomsen was employed by the Granite School District whereby he provided security and maintenance for Granger High School.

     Dianne Hatton-Ward, Vice President and Director. Ms. Hatton-Ward is currently a part-time student at Westminster College. Since 1994, Ms. Hatton-Ward has worked as control scheduler for Qwest Communications International, Inc., a telecommunications company, where she is responsible for the design and support of several applications like client interfacing, job applications and job-flows.

     Susan Santage, Secretary, Treasurer and Director. Ms. Santage graduated from Salt Lake Community College in 1989 with an AAS in Graphic Design. In 1984, Ms. Santage graduated from the Salt Lake School of Interior Design. From 1989 to the present date, Ms. Santage has engaged in freelance graphic design where she has contracted with notable companies like Break-thru Industries, KLCY Radio Station, Phoenix Aviation, Inc., and the Salt Lake Community College.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer's responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 25, 2001, the number and percentage of the 1,298,569 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors    Amount and Nature    Percent of
Executive Officers and 5%         of Beneficial        Class
Beneficial Owners                  Ownership       of Common Stock


Thomas A. Thomsen  (1) (2)          436,285           33.6%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Dianne Hatton-Ward  (1)             333,333            25.7
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Susan Santage  (1)                  333,333            25.7
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Directors and Executive           1,102,951           84.9%
Officers as a Group:  Three
Persons

  (1)  Officer and director of the Company.
  (2) Mr. Thomsen owns 433,334 shares directly, and 2,951 shares indirectly through European Holdings, Inc. Mr. Thomsen owns and controls European Holdings, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December of 2000, the Company issued 1,000,000 shares of restricted common stock to officers and directors of the Company in exchange for 1,500 shares of Corners common stock. The following table details the affiliate's name, amount of stock received, and consideration paid.

Name                Amount Received   Consideration Paid
Thomas A. Thomsen   333,334 shares    500 shares of Corners common stock
Dianne Hatton-Ward  333,333 shares    500 shares of Corners common stock
Susan Santage       333,333 shares    500 shares of Corners common stock


     In November of 2000, the Company issued 100,000 shares of restricted common stock to Thomas A. Thomsen, an officer and director of the Company, in exchange for $5,000 cash and $5,000 in services performed on behalf of the Company by resurrecting and reviving it from dormancy and making necessary and timely cash advances.

     The Company utilizes office space at 1981 East 4800 South,
Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A.
Thomsen, an officer and director of the Company. The Company does not pay rent for this office space.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

SEC Ref.No.  Title of Document                  		            Location
2.1          Agreement and Plan of Reorganization      	      Attached
3.1          Amended and Restated Articles of Incorporation   Attached
3.2          Amended and Restated Bylaws                      Attached

Form 8-K Filings.

  No reports on Form 8-K were filed for the fourth quarter year ended December 31, 2000.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRAMEWAVES, INC.
Date:  January 25, 2001
                                   /s/Thomas A. Thomsen
                                   Thomas A. Thomsen, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 25, 2001                 /s/Thomas A. Thomsen
                                 Thomas A. Thomsen, President
                                 and Director

January 25, 2001                 /s/Diane Hatton-Ward
                                 Diane Hatton-Ward, Vice
                                 President and Director

January 25, 2001                 /s/Susan Santage
                                 Susan Santage,
                                 Secretary/Treasurer and Director

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

                              INDEX

                                                       Page

Independent Auditor's Report                           13

Financial Statements:

  Consolidated Balance Sheets                          14

  Consolidated Statements of Operations                15

  Consolidated Statements of Stockholders' Equity      16

  Consolidated Statements of Cash Flows                18

  Notes to Consolidated Financial Statements           19

                     Burnham & Schumm, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS


1981 East Murray-Holladay Road                    A Professional Corporation
Suite 215                                         Officers:
Salt Lake City, Utah 84117                        Lonnie K.Burnham, C.P.A.
Phone (801) 272-0111                              Ted Schumm, C.P.A.
Fax (801) 272-0125



INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (Formerly Messidor Limited) (a Nevada corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ Burnham & Schumm
Salt Lake City, Utah
January 12, 2001

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 2000 AND 1999


Assets
                                   December 31,       December 31,
                                          2000               1999
Current Assets:
  Cash                                 $ 5,910             $   --

     Total current assets              $ 5,910             $   --

     Total Assets                      $ 5,910             $   --


Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                     $ 1,562              $  --

     Total current                       1,562                 --


Stockholders' Equity:
  Common stock, $.001 par value
    100,000,000 shares authorized,
    1,208,569 and 65,600
    issued and outstanding               1,209                 66
  Additional paid-in capital            19,518                (66)
  Deficit accumulated during the
    development stage                  (16,379)                --

     Total Stockholders' Equity          4,348                 --

     Total Liabilities and Stockholders'
       Equity                          $ 5,910             $   --


  The accompanying notes are an integral part of the financial statements.

                   FRAMEWAVES, INC. AND SUBSIDIARY
                      (Formerly Messidor Limited)
                     (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                       For the period
                                                       December 31, 1993
                                                       (Quasi-Reorganization)
                                                       Through
                                                       December 31,
                           2000      1999      1998      2000



Revenues                  $  --     $  --     $  --     $  --

Expenses, general
  and administrative     16,379         --        --    16,379

  Operating loss        (16,379)        --        --   (16,379)

Other income
  (expense)                  --        --        --        --

  Net Loss             $(16,379)    $  --     $  --   $(16,379)

Net loss per share     $   (.13)    $  --     $  --   $   (.13)


  The accompanying notes are an integral part of the financial statements.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                Deficit
                                                                                Accumulated
                                                                 Additional     During the
                                            Common Stock         Paid-in        Development
                                        Shares        Amount     Capital        Stage
Blance, December 31, 1993              65,600       $   66     $   (66)        $  --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 1997                 --           --           --           --

Balance, December 31, 1997              65,600           66          (66)          --

Net loss for the year ended
  December 31, 1998                         --           --           --           --

Balance, December 31, 1998              65,600           66          (66)          --

Net loss for the year
 ended December 31, 1999                   --            --          --            --

Balance, December 31, 1999              65,600     $     66    $    (66)        $  --


  The accompanying notes are an integral part of the financial statements.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                      Deficit
                                                                                      Accumulated
                                                                 Additional           During the
                                              Common Stock         Paid-in            Development
                                          Shares        Amount     Capital            Stage
Balance, December 31, 1999               65,600        $   66      $  (66)            $  --

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000                   100,000           100       9,900                --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder                    --            --       9,817                --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27, 2000  1,000,000         1,000         (90)               --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000            42,969            43         (43)               --

Net loss for the year ended
December 31, 2000                            --            --           --           (16,379)

Balance, December 31, 2000            1,208,569       $ 1,209     $ 19,518          $(16,379)


  The accompanying notes are an integral part of the financial statements.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                          		     For the period
                                                    			          December 31,
                                                                 1993
                                                   			          (Quasi-
                                                                 Reorganization)
                                                        			      Through
                                                  		             December 31,
                                   			 2000         1999      1998      2000
Cash flows from
  operating activities:
    Net loss                     		$(16,379)    $  --     $  --      $(16,379)

Adjustments to reconcile net income
  to cash provided by
  operating activities:
    Contribution from
      Shareholder                     9,817         --       --         9,817
    Common stock issued
      for services                    5,000         --       --         5,000
    Increase in
      accounts payable                1,562         --       --         1,562

  Net cash used
    by operating
    activities:                          --         --       --            --

Cash flows from investing activities:
    Cash received in
    acquisition of
    subsidiary                          910         --       --           910

Cash flows from financing activities:
    Issuance of
      common stock                    5,000         --       --         5,000

Net increase in cash                  5,910         --       --         5,910

Cash, beginning of period                --         --       --           --

Cash, end of period                $  5,910      $  --    $  --      $  5,910

Interest paid                      $     --      $  --    $  --     $     --

Income taxes paid                  $     --      $  --    $  --     $     --


  The accompanying notes are an integral part of the financial statements.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Business and Significant Accounting Policies

     a.   Summary of Business

          The Company was incorporated under the laws of the State of Nevada on December 23, 1985. The Company was formed to pursue business opportunities. The Company was unsuccessful in its operations. During 1993, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on December 31, 1993. Because the Company discontinued its previous operations and is selling new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a "fresh start" for accounting purposes.

     b.   Principles of Consolidation

          The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary, Corners, Inc. All significant intercompany balances and transactions have been eliminated.

     c.   Cash Flows

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

     d.   Net Loss Per Share

          The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

     e.   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)


Notes to Financial Statements - Continued


2.   Quasi-Reorganization

     December 27, 2000, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a "fresh start" for accounting purposes. The Company is also considered as re-entering a new development stage on December 31, 1993, as it discontinued all of its previous operations. These financial statements have been restated to reflect the change.

3.   Stock Split

     On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder's ownership shall be less than 100 shares. An additional 42,969 shares were issued as a result of rounding up to the 100 share minimum.

     The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

4.   Amended Articles of Incorporation

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2000, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance of Common Stock

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.   Stock Options and Warrants

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2000, there are no options or warrants outstanding to acquire the Company's common stock.

                 FRAMEWAVES, INC. AND SUBSIDIARY
                   (Formerly Messidor Limited)
                  (A Development Stage Company)


Notes to Financial Statements - Continued


7.   Acquisition of Subsidiary

     On December 27, 2000, the Company acquired 100% of the outstanding common shares of Corners, Inc. in exchange for the issuance of 1,000,000 shares of its previously authorized but unissued common stock. Corners, Inc. was purchased at book value of $910 or $.001 per share. The acquisition has been accounted for on the purchase method and 100% of the purchase price was allocated to cash. Corners, Inc. did not have any significant revenues or expenses during the year ended December 31, 2000; therefore, pro forma condensed statement of operations is not presented.

8.   Income Taxes

     The Company has had no taxable income under Federal or State tax laws.