Form 10QSB
period 2001-03-31
FRAMEWAVES INC
filed 2001-05-15
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 33-2783-S
                        FRAMEWAVES, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                          82-0404220
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

  1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117
             (Address of principal executive offices)

                         (801) 272-9294
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 1,208,794 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                        FRAMEWAVES, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Consolidated Balance Sheets -  March  31,       4
          2001 (unaudited) and December 31, 2000

          Consolidated  Statements  of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period    December   31,   1993   (Quasi-
          Reorganization) Through March 31, 2001

          Consolidated  Statements of Stockholders'       6
          Equity   (unaudited)   for   the   Period
          December  31, 1993 (Quasi-Reorganization)
          Through March 31, 2001

          Consolidated  Statements  of  Cash  Flows       8
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period    December   31,   1993   (Quasi-
          Reorganization) Through March 31, 2001

          Notes     to    Consolidated    Financial
          Statements                                       9

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan
          of Operation                                     12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K        13

          Signatures                                       13

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 FRAMEWAVES, INC. AND SUBSIDIARY

                 (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEETS

              MARCH 31, 2001 AND DECEMBER 31, 2000



                                            March 31,       December 31,
          Assets                              2001              2000


Current Assets:
  Cash                                          $    890        $ 5,910

     Total current assets                            890          5,910

     Total Assets                               $    890        $ 5,910


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                              $  1,562        $ 1,562

     Total current liabilities                     1,562          1,562


Stockholders' Equity:
  Common stock, $.001 par value
    100,000,000 shares
    authorized, 1,208,794
    issued and outstanding                        1,209          1,209
  Additional paid-in capital                     19,518         19,518
  Deficit accumulated during the
    development stage                           (21,399)       (16,379)

     Total Stockholders' Equity                    (672)         4,348

     Total Liabilities and Stockholders'
       Equity                                  $    890       $  5,910

 The accompanying notes are an integral part of the financial statements.

     FRAMEWAVES, INC. AND SUBSIDIARY

                 (A Development Stage Company)

             CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                  For the period
                                                   December 31,
                                                       1993
                          For the      For the       (Quasi -
                       Three Months  Three Months  Reorganization)
                           Ended        Ended        Through
                          March 31,   March 31,      March 31,
                           2001          2000          2001

Revenues                $      --     $      --     $      --

Expenses, general
  and administrative        5,020            --        21,399

  Operating loss           (5,020)           --       (21,399)

Other income
  (expense)                    --            --            --

  Net Loss              $  (5,020)    $      --     $ (21,399)

Net loss per share      $      --     $      --     $    (.02)


The accompanying notes are an integral part of the financial st atements.

                 FRAMEWAVES, INC. AND SUBSIDIARY

                  (A Development Stage Company)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH
                         MARCH 31, 2001
                                                                   Deficit
                                                                Accumulated
                                                    Additional   During the
                                   Common Stock      Paid-in    Development
                                 Shares     Amount    Capital      Stage


Balance, December 31, 1993       65,600     $  66      $  66       $    --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 1997          --        --         --            --

Balance, December 31, 1997       65,600        66        (66)           --

Net loss for the year ended
  December 31, 1998                  --        --          --           --

Balance, December 31, 1998       65,600        66         (66)          --

Net loss for the year
 ended December 31, 1999             --        --           --          --

Balance, December 31, 1999       65,600     $  66       $  (66)    $    --

The accompanying notes are an integral part of the financial statements.

                    FRAMEWAVES, INC. AND SUBSIDIARY

                     (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

   FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH
                            MARCH 31, 2001


                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During the
                                    Common Stock      Paid-in    Development
                                 Shares     Amount    Capital       Stage

Balance, December 31, 1999         65,600   $    66   $   (66)  $     --

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000             100,000       100     9,900         --
Contribution by shareholder
  for Company expenses paid
  directly by shareholder              --        --     9,817         --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27,
  2000                          1,000,000     1,000       (90)        --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000      43,194        43       (43)        --

Net loss for the year
  ended December 31, 2000             --         --        --    (16,379)

Balance, December 31, 2000      1,208,794     1,209    19,518    (16,379)

Net loss for the three months
  ended March 31, 2001                 --        --        --    (5,020)
                                1,208,794   $ 1,209  $ 19,518  $(21,399)

The accompanying notes are an integral part of the financial statements.

                    FRAMEWAVES, INC. AND SUBSIDIARY
                     (A Development Stage Company)
             CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                For the period
                                                               December 31, 1993
                                     For the       For the         (Quasi -
                                    Three Months  Three Months  Reorganization)
                                       Ended         Ended        Through
                                      March 31,     March 31,     March 31,
                                        2001          2000         2001
 Cash flows from
  operating activities:
    Net loss                           $(5,020)    $    --     $ (21,399)

 Adjustments to
  reconcile net income
  to cash provided by
  operating activities:
    Contribution from
      shareholder                            --         --         9,817
    Common stock issued
      for services                           --         --         5,000
    Increase in
      accounts payable                       --         --         1,562

  Net cash used by operating activities  (5,020)        --        (5,020)

Cash flows from investing activities:
    Cash received in acquisition of
        subsidiary                           --         --           910

Cash flows from financing activities:
    Issuance of common stock                 --         --         5,000

Net increase in cash                     (5,020)        --           890

Cash, beginning of period                 5,910         --            --

Cash, end of period                    $    890     $   --     $     890

Interest paid                          $     --     $   --     $      --

Income taxes paid                      $     --     $   --     $      --

     The accompanying notes are an integral part of the financial statements.

               FRAMEWAVES, INC. AND SUBSIDIARY
                (A Development Stage Company)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Business and Significant Accounting Policies

     a.  Summary of Business

          The Company was incorporated under the laws of the State of Nevada on December 23, 1985. The Company was formed to pursue business opportunities. The Company was unsuccessful in its operations. During 1993, Management determined it was in the best interest of the Company to discontinue its previous operations. The Company is considered to have re-entered into a new development stage on December 31, 1993. Because the Company discontinued its previous operations and is selling new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a Afresh start@ for accounting purposes.

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

2.   Quasi-Reorganization

     December 7, 2000, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a Afresh start@ for accounting purposes. The Company is also considered as re-entering a new development stage on December 31, 1993, as it discontinued all of its previous operations. These financial statements have been restated to reflect the change.

3.      Stock Split

     On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder=s ownership shall be less than 100 shares. An additional 43,194 shares were issued as a result of rounding up to the 100 share minimum.

     The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

4.     Amended Articles of Incorporation

     On  December  27,  2000,  the Company  amended  its  articles  of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and
     10,000,000  shall be designated preferred stock.   At  March  31,
     2001, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance of Common Stock

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.   Stock Options and Warrants

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2001, there are no options or warrants outstanding to acquire the Company=s common stock.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2001 and 2001

The Company had no revenue for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,020 and $-0- for the three-month periods ended March 31, 2001 and 2000 respectively. The increase in expense is due to the Company now having operations.

As a result of the foregoing factors, the Company realized a net loss of $5,020 for the three months ended March 31, 2001 as compared to a net loss of $-0- for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001 the Company had $890 cash in hand and total current liabilities of $1,562 compared to $5,910 cash in hand and $1,562 in current liabilities for the period ending March 31, 2000.

The Company has not been able to sell any of its services due to an illness of one of the officers who holds the majority of contacts with interior designers. The Company anticipates it will begin to generate revenue in the near future.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company, take loans from officers, directors or shareholders or enter into debt financing agreements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRAMEWAVES, INC.


Date: May 14, 2001            By: /s/ Thomas A. Thomsen
                              President



Date: May 14, 2001            By: /s/ Susan Santage
                              Treasurer