Form 10QSB
period 2001-06-30
FRAMEWAVES INC
filed 2001-08-13
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 1,208,794 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                        FRAMEWAVES, INC.
                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Consolidated Balance Sheets  -  June  30,       3
          2001 (unaudited) and December 31, 2000

          Consolidated  Statements  of   Operations       4
          (unaudited) for the Three and Six  Months
          Ended June 30, 2001 and 2000, and for the
          period    December   31,   1993   (Quasi-
          Reorganization) Through June 30, 2001
                                                          5
          Consolidated  Statements of Stockholders'
          Equity   (unaudited)   for   the   Period
          December  31, 1993 (Quasi-Reorganization)
          Through June 30, 2001                           7

          Consolidated  Statements  of  Cash  Flows
          (unaudited) for the Six Months Ended June
          30,  2001  and 2000, and for  the  period
          December  31, 1993 (Quasi-Reorganization)       8
          Through June 30, 2001
                                                         11
          Notes     to    Consolidated    Financial
          Statements

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      13

          Signatures                                     13

(Inapplicable items have been omitted)

                FRAMEWAVES, INC. AND SUBSIDIARY
                 (A Development Stage Company)
                  CONSOLIDATED BALANCE SHEETS
              JUNE 30, 2001 AND DECEMBER 31, 2000


                                              June 30,           December 31,
                 Assets                        2001             2000
Current Assets:
  Cash                                      $     880     $   5,910

     Total current assets                         880         5,910

     Total Assets                           $     880     $   5,910


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                          $   2,090      $  1,562

     Total current liabilities                  2,090         1,562


Stockholders' Equity:
  Common stock, $.001 par value
    100,000,000 shares
    authorized, 1,208,794
    issued and outstanding                      1,209         1,209
  Additional paid-in capital                   19,518        19,518
  Deficit accumulated during the
    development stage                         (21,937)     (16,379)

     Total Stockholders' Equity                (1,210)       4,348

     Total Liabilities and Stockholders'
       Equity                              $      880    $  5,910


            The accompanying notes are an integral
               part of the financial statements.

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
               AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception)
                           THROUGH JUNE 30, 2001

                                                                                    For the Period
                                                                                      December 31,
                                                                                          1993
                        For The          For The        For The         For The         (Quasi-
                     Three Months     Three Months    Six Months      Six Months     Reorganization)
                        Ended            Ended          Ended           Ended           Through
                    June 30, 2001    June 30, 2000   June 30,2001   June 30, 2000    June 30, 2001
Revenues             $    --          $      --       $      --      $     --         $     --

Expenses, general
And administrative       538                 --           5,558            --           21,937

Operating Loss          (538)                            (5,558)           --          (21,937)

Other Income              --                 --              --            --               --
(Expense)

Net Loss             $  (538)         $               $  (5,558)     $     --        $ (21,937)

Net Loss per Share   $    --          $     --        $      --      $     --        $    (.02)

                     The accompanying notes are an integral
                        part of the financial statements.

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2001

                                                                        Deficit
                                                                      Accumulated
                                                          Additional   During the
                                       Common Stock        Paid-in    Development
                                    Shares     Amount      Capital        Stage

Balance, December 31, 1993          65,600    $     66    $    (66)   $     --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 1997             --          --          --          --

Balance, December 31, 1997          65,600          66         (66)         --

Net loss for the year ended
  December 31, 1998                     --          --          --          --

Balance, December 31, 1998          65,600          66         (66)         --

Net loss for the year
 ended December 31, 1999                --          --          --          --

Balance, December 31, 1999          65,600    $     66    $    (66)   $     --

The accompanying notes are an integral part of the financial statements.

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
 FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2001

                                                                              Deficit
                                                                            Accumulated
                                                                Additional  During the
                                            Common Stock         Paid-in    Development
                                        Shares        Amount     Capital       Stage
Balance, December 31, 1999                65,600    $    66    $    (66)   $      --

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000                    100,000        100       9,900           --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder                     --         --       9,817           --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27, 2000   1,000,000      1,000         (90)          --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000            43,394          43         (43)          --

Net loss for the year
  ended December 31, 2000                    --          --          --      (16,379)

Balance, December 31, 2000             1,208,994      1,209      19,518      (16,379)

Net loss for the six months
  ended June 30, 2001                         --         --          --       (5,558)
                                       1,208,994    $ 1,209    $ 19,518    $ (21,937)

                     The accompanying notes are an integral
                        part of the financial statements.

                   FRAMEWAVES, INC. AND SUBSIDIARY
                    (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
        AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception)
                          TO JUNE 30, 2001
                                              For the period
                                                December 31,
                                                    1993
                         For the      For the      (Quasi-
                        Six Months  Six Months  Reorganization)
                           Ended      Ended       Through
                         June 30,    June 30,     June 30,
                           2001        2000        2001
Cash flows from
 operating activities:
  Net loss               $ (5,558)   $   --    $ (21,937)
Adjustments to
 reconcile net income
 to cash provided by
 operating activities:
  Contribution from
   shareholder                --         --        9,817
  Common stock issued
   for services               --         --        5,000
  Increase in
   accounts payable          528         --        2,090

Net cash used
  by operating
  activities:             (5,030)        --       (5,030)

Cash flows from
  investing activities:
    Cash received in
      acquisition of
      subsidiary              --         --          910

Cash flows from
  financing activities:
    Issuance of
     common stock             --         --        5,000

Net increase
  (decrease) in cash     (5,030)         --          880

Cash, beginning
  of period               5,910          --           --

Cash, end of period   $     880    $     --     $    880
Interest paid         $      --    $     --     $     --
Income taxes paid     $      --    $     --     $     --
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

        3.   Stock Split

     On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder's ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

     The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

        4.   Amended Articles of Incorporation

     On  December  27,  2000, the Company amended  its  articles  of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At June
     30, 2001, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance of Common Stock

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.   Stock Options and Warrants

     The  Company has designated 2,000,000 shares of its  authorized and unissued common stock to a future stock option plan. At June 30, 2001, there are no options or warrants outstanding to acquire the Company's common stock.

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

Three Month periods Ended June 30, 2001 and 2000

The Company had no revenue for the Three-month periods ended June
30, 2001 and 2000.

General and administrative expenses for the Three month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $538 and $-0- for the Three-month periods ended June 30, 2001 and 2000 respectively. The increase in expense is due to the Company now having operations.

As a result of the foregoing factors, the Company realized a net loss of $538 for the Three months ended June 30, 2001 as compared to a net loss of $-0- for the same period in 2000.

Six Month periods Ended June 30, 2001 and 2000

The Company had no revenue for the Six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the Six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,558 and $-0- for the Six-month periods ended June 30, 2001 and 2000 respectively. The increase in expense is due to the Company now having operations.

As a result of the foregoing factors, the Company realized a net loss of $5,558 for the Six months ended June 30, 2001 as compared to a net loss of $-0- for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001 the Company had $880 cash in hand and total current liabilities of $2,090 compared to $5,910 cash in hand and $1,562 in current liabilities for the period ending December 31, 2000.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRAMEWAVES, INC.


Date: August 6, 2001        By:/s/ Thomas A. Thomsen
                              Thomas A. Thomsen
                              President



Date: August 6, 2001        By:/s/ Susan Santage
                              Susan Santage
                              Treasurer