Form 10QSB
period 2001-09-30
FRAMEWAVES INC
filed 2001-11-07
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 33-2783-S

FRAMEWAVES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0404220 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 1,208,994 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX
Page
PART I.	Financial Information
Item I. Financial Statements (unaudited)

Consolidated Balance Sheets - Sept. 30, 2001 (unaudited) and December 31, 2000

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended Sept. 30, 2001 and 2000, and for the period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2001

Consolidated Statements of Stockholders' Equity (unaudited) for the Period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2001

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended Sept. 30, 2001 and 2000, and for the period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 3 4 5 7 8 10
PART II. Other Information Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
	September 30, 2001	December 31, 2000
Assets
Current Assets:
Cash	$ 868	$ 5,910
Total Current assets	868	5,910
Total Assets	$ 868	$ 5,910
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 2,453	$ 1,562
Total current liabilities	2,453	1,562
Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized. 1,208,994
issued and outstanding	1,209	1,209
Additional paid-in capital	19,518	19,518
Deficit accumulated during the
development stage	(22,312)	(16,379)
Total stockholders' Equity	(1,585)	4,348
Total Liabilities and Stockholders' Equity	$ 868	$ 5,910

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, IND. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
AND THE PERIOD DECEMBER 31, 1993 (Date of Inception)
THROUGH SEPTEMBER 30, 2001
	For The Three Months Ended September 30, 2001	For the Three Months Ended September 30, 2000	For The Nine Months Ended September 30, 2001	For The Nine Months Ended September 30, 2000	For The Period December 31, 1993 (Quasi-Reorganization) Through September 30, 2001
Revenues	$ - -	$ - -	$ - -	$ - -	$ - -
Expenses, general and administrative	375	4,966	5,933	4,966	22,312
Operating Loss	(375)	(4,966)	(5,933)	(4,966)	(22,312)
Other Income (Expense)	- -	- -	- -	- -	- -
Net Loss	$(375)	$ (4,966)	$ (5,933)	$ (4,966)	$ (22,312)
Net Loss per Share	$ - -	$ - -	$ - -	$ - -	$ (.02)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2001
	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage
Balance, December 31, 1993	65,600	$ 66	$ (66)	$ - -
Net loss accumulated for the period December 31, 1993 (quasi-reorganization) through December 31, 1997	- -	- -	- -	- -
Balance, December 31, 1997	65,600	66	(66)	- -
Net loss for the year ended December 31, 1998	- -	- -	- -	- -
Balance, December 31, 1998	65,600	66	(66)	- -
Net loss for the year ended December 31, 1999	- -	- -	- -	- -
Balance, December 31, 1999	65,600	$ 66	$ (66)	$ - -

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2001
	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage
Balance, December 31, 1999	65,600	$ 66	$ (66)	$ - -
Common stock issued for cash and services at $.10/ share on November 3, 2000	100,000	100	9,900	- -
Contribution by shareholder for Company expenses paid directly by shareholder	- -	- -	9,817	- -
Common stock issued in acquisition of subsidiary, corners, Inc. on December 27, 2000	1,000,000	1,000	(90)	- -
Common stock issued due to rounding up shareholders with less than 100 shares after 100 for 1 reverse stock split effective December 27, 2000	43,394	43	(43)	- -
Net loss for the year ended December 31, 2000	- -	- -	- -	(16,379)
Balance, December 31, 2000	1,208,994	1,209	19,518	(16,379)
Net loss for the nine months ended September 30, 2001	- -	- -	- -	(5,933)
	1,208,944	$ 1,209	$ 19,518	$(22,312)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
AND THE PERIOD DECEMBER 31, 1993 (Date of Inception)
TO SEPTEMBER 30, 2001
	For the Nine Months Ended September 30, 2001	For the Nine Months Ended September 30, 2000	For the Period December 31, 1993 (Quasi-Reorganization) Through September 30, 2000
Cash flows from operating activities:
Net loss	$ (5,933)	$ (4,966)	$ (22,312)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from shareholder	- -	4,966	9,817
Common stock issued for services	- -	- -	5,000
Increase in accounts payable	891	- -	2,453
Net cash used by operating activities:	(5,042)	- -	(5,042)
Cash flows from investing Activities:
Cash received in acquisition of subsidiary	- -	- -	910
Cash flows from financing Activities:
Issuance of common stock	- -	- -	5,000
Net increase (decrease) in cash	(5,042)	- -	868
Cash, beginning of period	5,910	- -	- -
Cash, end of period	$ 868	$ - -	$ - -
Interest paid	$ - -	$ - -	$ - -
Income taxes paid	$ - -	$ - -	$ - -

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

b. Principals of Consolidation

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

e. Use of Estimates

The preparation of financial statements is conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

6. Quasi-Reorganization

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

7. Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder's ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

8. Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At September 30, 2001, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

9. Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

10. Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At September 30, 2001, there are no options or warrants outstanding to acquire the Company's common stock.

11. Acquisition of Subsidiary

On December 27, 2000, the Company acquired 100% of the outstanding common shares of Corners, Inc. in exchange for the issuance of 1,000,000 shares of its previously authorized but unissued common stock. Corners, Inc. was purchased at book value of $910 or $.001 per share. The acquisition has been accounted for on the purchase method and 100% of the purchase price was allocated to cash. Corners, Inc. did not have any significant revenues or expenses during the year ended December 31, 2000; therefore, proforma condensed statement of operations is not presented.

12. Income Taxes

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

Three Month periods Ended Sept. 30, 2001 and 2000

The Company had no revenue for the three-month periods ended Sept. 30, 2001 and 2000.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $375 and $4,966 for the three-month periods ended June 30, 2001 and 2000 respectively. Expenses were higher for this period in 2000 because the Company was in the process of filing a registration statement.

As a result of the foregoing factors, the Company realized a net loss of $375 for the three months ended September 30, 2001 as compared to a net loss of $4,966 for the same period in 2000.

Nine Month periods Ended Sept. 30, 2001 and 2000

The Company had no revenue for the nine-month periods ended Sept. 30, 2001 and 2000.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,933 and $4,966 for the nine-month periods ended September 30, 2001 and 2000 respectively. The increase in expense is due to the Company now having operations.

As a result of the foregoing factors, the Company realized a net loss of $5,933 for the nine months ended September 30, 2001 as compared to a net loss of $4,966 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had $868 cash in hand and total current liabilities of $2,453 compared to $5,910 cash in hand and $1,562 in current liabilities for the period ending December 31, 2000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended Sept. 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: November 6, 2001 By: /s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Date: November 6, 2001 By: /s/ Susan Santage

Susan Santage

Treasurer