Form 10KSB
period 2001-12-31
FRAMEWAVES INC
filed 2002-03-27
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

Former fiscal year if changed since last report:

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year: $0

The aggregate market value of voting stock held by non-affiliates: $0

At March 21, 2002, the Registrant had outstanding 1,208,994 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

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

None

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

At March 21, 2002, the Company had 465 shareholders owning 1,208,994 shares of FrameWaves' issued and outstanding common stock, of which 68,994 are free trading.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Years Ended December 31, 2001, and 2000

The Company generated revenues of $1,267 from limited operations in the year ended December 31, 2001. The Company had no revenues for the year ended December 31, 2000 due to the Company being in the development stage with no operations.

The Company had general and administrative expenses of $7,250 for the year ended December 31, 2001. For the year ended December 31, 2000, the Company had general and administrative expenses of $16,379. These expenses resulted from accounting, legal and other professional costs associated with reviving the Company from dormancy.

As a result of the foregoing, the Company realized net losses of $5,983 for the year ended December 31, 2001 and $16,379 for the year ended December 31, 2000. The Company's net loss is attributable to accounting, legal and other professional costs associated with reviving the Company from dormancy.

Liquidity and Capital Resources

At December 31, 2001, the Company's assets consisted of $2,127 in cash on hand. The Company's liabilities consisted of $1,641 in accounts payable giving the Company a working capital of $486. At December 31, 2000, the Company's assets consisted of $5,910 in cash on hand. The Company's liabilities consisted of $1,562 in accounts payable, giving the Company a working capital of $4,348.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 9.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Officers

The following table sets forth the name, age, and position of each officer and director of the Company.
Name	Age	Positions	Since
Thomas A. Thomsen	26	President and Director	November, 2000
Dianne Hatton-Ward	45	Vice President and Director	November, 2000
Susan Santage	40	Secretary/ Treasurer and Director	November, 2000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 21, 2002, the number and percentage of the 1,208,994 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.
Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock
Thomas A. Thomsen (1) (2) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	436,285	36.1%
Dianne Hatton-Ward (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	27.6%
Susan Santage (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	27.6%
Directors and Executive Officers as a Group: Three Persons	1,102,951	91.2%

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

Form 8-K Filings.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: March 21, 2002

/s/ Thomas A Thomsen

Thomas A. Thomsen, President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 21, 2002	/s/ Thomas A. Thomsen Thomas A. Thomsen, President and Director
March 21, 2002	/s/ Diane Hatton-Ward Diane Hatton-Ward, Vice President and Director
March 21, 2002	/s/ Susan Santage Susan Santage, Secretary/Treasurer and Director

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

/s/Burnham & Schumm

Salt Lake City, Utah

March 5, 2002

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

Assets	December 31,	December 31,
	2001	2000
Current Assets:
Cash	$ 2,127	$ 5,910
	________	________
Total current assets	2,127	5,910
	________	________
Total Assets	$ 2,127	$ 5,910
	========	========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 1,641	$1,562
	________	________
Total current liabilities	1,641	1,562
Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 1,208,994 and 1,208,569 issued and outstanding	1,209	1,209
Additional paid-in capital	21,639	19,518
Deficit accumulated during the Development stage	(22,362)	(16,379)
	________	________
Total Stockholders' Equity	486	4,348
	________	________
Total Liabilities and Stockholders' Equity	$ 2,127	$ 5,910
	========	========

The accompanying notes are in integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	December 31,	December 31,	December 31,	For the period December 31, 1993 (Quasi - Reorganization) Through December 31,
	2001	2000	1999	2001
Revenues	$ 1,267	$ --	$ --	$ 1,267
Expenses, general and administrative	7,250	16,379	--	23,629
	________	________	________	________
Operating loss	(5,983)	(16,379)	--	(22,362)
Other income (expense)	-	-	-	--
	________	________	________	________
Net Loss	$ (5,983)	$ (16,379)	$ --	$ (22,362)
	=========	========	========	========
Net loss per share	$ (.01)	$ (.13)	$ --	$ (02)
	=========	========	========	========

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

( A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001 2000 AND 1999

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1993	65,600	$ 66	$ (66)	$ --
Net loss accumulated for the period December 31, 1993 (quasi-reorganization) through December 31, 1998	-	-	-	--
	________	________	________	________
Balance, December 31, 1998	65,600	66	(66)	--
Net loss for the year ended December 31, 1999	-	-	-	--
	________	________	________	________
Balance, December 31, 1999	65,600	66	(66)	--
Common stock issued for cash and services at $.10/ share on November 3, 2000	100,000	100	9,900	--
Contribution by shareholder for Company expenses paid directly by shareholder	-	-	9,817	--
Common stock issued in acquisition of subsidiary, Corner, Inc. on December 27, 2000	1,000,000	1,000	(90)	--

FRAMEWAVES, INC. AND SUBSIDIARY

( A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2001 2000 AND 1999

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Common stock issued due to rounding up shareholders with less than 100 shares after 100 for 1 reverse stock split effective December 27, 2000	42,969	43	(43)	--
Net loss for the year ended December 31, 2000	-	-	-	(16,379)
	________	________	________	________
Balance, December 31, 2000	1,208,569	1,209	19,518	(16,379)
Common stock issued due to stock split adjustment	425	-	-	--
Contribution by shareholder for Company expenses paid directly by shareholder	-	-	2,121	--
Net loss for the year ended December 31, 2001	-	-	-	(5,983)
	________	________	________	________
Balance, December 31, 2001	1,208,994	$ 1,209	$ 21,639	$ (22,362)
	=======	=======	=======	=======

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	December 31,	December 31,	December 31,	For the period December 31, 1993 (Quasi - Reorganization) Through December 31,
	2001	2000	1999	2001
Cash flows from operating activities:
Net loss	$ (5,983)	$ (16,379)	$ --	$(22,362)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from Shareholder	2,121	9,817	--	11,938
Common stock issued for services	--	5,000	--	5,000
Increase in accounts payable	79	1,562	--	1,641
	________	________	________	________
Net cash used by operating activities:	(3,783)	--	--	(3,783)
Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	910	--	910
Cash flows from financing activities:
Issuance of common stock	--	5,000	--	5,000
	________	________	________	________
Net increase (decreased) in cash --	(3,783)	5,910	--	2,127
Cash, beginning of period	5,910	-	-	--
	________	________	________	________
Cash, end of period	$ 2,127	$ 5,910	$ --	$ 2,127
	=======	=======	=======	=======
Interest paid	$ --	$ --	$ --	$ --
	=======	=======	=======	=======
Income taxes paid	$ --	$ --	$ --	$ --
	=======	=======	=======	=======

The accompanying notes are integral part of the financial statements

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

Notes to Financial Statements - Continued

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

4. Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2001, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5. Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6. Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2001, there are no options or warrants outstanding to acquire the Company's common stock.

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