Form 10QSB
period 2002-03-31
FRAMEWAVES INC
filed 2002-05-13
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 1,208,994 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Operations (unaudited) for the Three months ended March 31, 2002 and 2001.	4
	Consolidated Statements of Stockholders' Equity (unaudited) for the Period December 31, 1993 (Quasi-Reorganization) Through March 31, 2002.	5
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2002.	7
	Notes to Consolidated Financial Statements	8
	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	10
PART II.	Other Information
	Item 6. Exhibits and Reports on Form 8-K	11
Signatures	11

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31,	December 31,
Assets	2002	2001
Current Assets:
Cash	$ 2,118	$ 2,127
	_________	_________
Total current assets	2,118	2,127
	_________	_________
Total Assets	$ 2,118	$ 2,127
	========	========
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 1,641	$ 1,641
	_________	_________
Total current liabilities	1,641	1,641
Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 1,208,994 issued and outstanding	1,209	1,209
Additional paid-in capital	21,639	21,639
Deficit accumulated during the development stage	(22,371)	(22,362)
	_________	_________
Total Stockholders' Equity	477	486
	_________	_________
Total Liabilities and Stockholders' Equity	$ 2,118	$ 2,127
	========	========

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the period December 31, 1993 (Quasi - Reorganization) Through March 31,
	2002	2001	2002
Revenues	$ --	$ --	$ 1,267
Expenses, general and administrative	9	5,020	23,638
	_________	_________	_________
Operating loss	(9)	(5,020)	(22,371)
Other income (expense)	--	--	--
	_________	_________	_________
Net Loss	$ (9)	$(5,020)	$(22,371)
	========	========	========
Net loss per share	$ --	$ --	$ (.02)
	========	========	========

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)

THROUGH MARCH 31, 2002

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Balance, December 31, 1993	65,600	$ 66	$ (66)	$ --
Net loss accumulated for the period December 31, 1993 (quasi-reorganization) through December 31, 1999	--	--	--	--
	_________	_________	_________	_________
Balance, December 31, 1999	65,600	66	(66)	--
Common stock issued for cash and services at $.10/ share on November 3, 2000	100,000	100	9,900	--
Contribution by shareholder for Company expenses paid directly by shareholder	--	--	9,817	--
Common stock issued in acquisition of subsidiary, Corners, Inc. on December 27, 2000	1,000,000	1,000	(90)	--
Common stock issued due to rounding up shareholders with less than 100 shares after 100 for 1 reverse stock split effective December 27, 2000	42,969	43	(43)	--
Net loss for the year ended December 31, 2000	--	--	--	(16,379)
	_________	_________	_________	_________
Balance, December 31, 2000	1,208,569	1,209	19,518	(16,379)
Common stock issued due to stock split adjustment	425	--	--	--

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)

THROUGH MARCH 31, 2002

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
	Shares	Amount
Contribution by shareholder for Company expenses paid directly by shareholder	--	--	2,121	--
Net loss for the year ended December 31, 2001	--	--	--	(5,983)
	_________	_________	_________	_________
Balance, December 31, 2001	1,208,994	1,209	21,639	(22,362)
Net loss for the three months ended March 31, 2002	--	--	--	(9)
	_________	_________	_________	_________
Balance, March 31, 2002	1,208,994	$ 1,209	$ 21,639	$(22,371)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the period December 31, 1993 (Quasi - Reorganization) Through March 31,
	2002	2001	2002
Cash flows from operating activities:
Net loss	$ (9)	$(5,020)	$(22,371)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from shareholder	--	--	11,938
Common stock issued for services	--	--	5,000
Increase in accounts payable	--	--	1,641
	_________	_________	_________
Net cash used by operating activities:	(9)	(5,020)	(3,792)
Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910
Cash flows from financing activities:
Issuance of common stock	--	--	5,000
	_________	_________	_________
Net increase in cash	(9)	(5,020)	2,118
	========	========	========

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the period December 31, 1993 (Quasi - Reorganization) Through March 31,
	2002	2001	2002
Cash, beginning of period	2,127	5,910	--
	_________	_________	_________
Cash, end of period	$ 2,118	$ 890	$ 2,118
	========	========	========
Interest paid	$ --	$ --	$ --
Income taxes paid	$ --	$ --	$ --

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

6. Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2002, there are no options or warrants outstanding to acquire the Company's common stock.

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

The Company's principal product and service consists of providing customized frames to interior designers and retail consumers. This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves' materials and styles in order to determine the type and quality of frame desired. FrameWaves will then customize frames to the clients' specifications. Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients' needs. This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers. However, the Company is a development stage company with limited operations and has yet to generate revenue from any contract negotiations with frame suppliers, interior designers or retail consumers.

Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue for the three-month periods ended March, 31, 2002 and 2001.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,020 and $9 for the three-month periods ended March 31, 2002 and 2001 respectively. Expenses were higher for this period in 2002 because the Company began limited operations.

As a result of the foregoing factors, the Company realized a net loss of $5,020 for the three months ended March 31, 2002 as compared to a net loss of $9 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had $2,118 cash in hand and total current liabilities of $1,641 compared to $2,127 cash in hand and $1,641 in current liabilities for the period ending December 31, 2001.

The Company anticipates it will begin to generate revenue in the near future, and believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company, take loans from officers, directors or shareholders or enter into debt financing agreements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended Sept. 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: March 9, 2002 By: /s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Date: March 9, 2002 By: /s/ Susan Santage

Susan Santage

Treasurer