Form 10QSB
period 2002-06-30
FRAMEWAVES INC
filed 2002-08-13
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 1,208,994 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                                FRAMEWAVES, INC.
                                      INDEX

                                                                           Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                           3

          Consolidated Balance Sheets - June 30, 2002 and
          December 31, 2001                                                   3

          Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 2002 and 2001, and for the period
          December 31, 1993 (Quasi-Reorganization) Through
          June 30, 2002                                                       4

          Consolidated Statements of Stockholders' Equity for the Period
          December 31, 1993 (Quasi-Reorganization) Through June 30,2002       5

          Consolidated Statements of Cash Flows (unaudited) for the Six
          Months Ended June 30, 2002 and 2001, and for the period
          December 31, 1993 (Quasi-Reorganization) Through
          June 30, 2001                                                       7

          Notes to Consolidated Financial Statements                          8

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     10

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          11

          Signatures                                                         11

(Inapplicable  items  have  been  omitted)



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2002 AND DECEMBER 31, 2001

                                      June  30,  December  31,
                                      2002       2001
                                      ---------  ---------
Assets
------------------------------------

Current Assets:
Cash . . . . . . . . . . . . . . . .  $  2,109   $  2,127
                                      ---------  ---------

Total current assets . . . . . . . .     2,109      2,127
                                      ---------  ---------

Total Assets . . . . . . . . . . . .  $  2,109   $  2,127
                                      =========  =========


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
Accounts payable . . . . . . . . . .  $  4,017   $  1,641
                                      ---------  ---------

Total current liabilities. . . . . .     4,017      1,641
                                      ---------  ---------


Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
    authorized, 1,208,994
    issued and outstanding . . . . .     1,209      1,209
Additional paid-in capital . . . . .    21,639     21,639
Deficit accumulated during the
development stage. . . . . . . . . .   (24,756)   (22,362)
                                      ---------  ---------

Total Stockholders' Equity . . . . .    (1,908)       486
                                      ---------  ---------

Total Liabilities and Stockholders'
Equity . . . . . . . . . . . . . . .  $  2,109   $  2,127
                                      =========  =========

     The  accompanying  notes  are an integral part of the financial statements.


                                   FRAMEWAVES, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                        AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception)
                                        THROUGH JUNE 30, 2002

                                                                                    For  The  Period
                                                                                    December  31,1993
                         For  The         For  The     For  The         For  The       (Quasi-
                        Three  Months   Three  Months  Six  Months    Six  Months    Reorganization)
                           Ended            Ended        Ended          Ended           Through
                         June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001  June 30, 2002
                        --------------  -------------  -------------  -------------  -----------------


Revenues               $    --          $   --          $    --          $    --      $     --

Expenses,  general
And administrative       2,386             538            2,394            5,558        24,756
                       --------------   ------------   -------------  -------------  ----------------

Operating  Loss         (2,386)           (538)          (2,394)           (5,558)    (24,756)
                        --------------  -------------  -------------  -------------  -----------------

Other  Income               --              --               --               --             --
                       ---------------  -------------  -------------  -------------  -----------------
(Expense)

Net  Loss              $(2,386)         $  (538)          $(2,394)        $(5,558)    $(24,756)
                       ===============  =============  =============  ==============  =================


Net Loss per Share     $    --          $   --          $    --         $    --        $   (.02)
                       ===============  =============  =============  ==============  =================


     The  accompanying  notes  are an integral part of the financial statements.


                       FRAMEWAVES, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2002

                                                                     Deficit
                                                                     Accumulated
                                                         Additional  During the
                                Common Stock             Paid-in     Development
                              -------------------------
                              Shares       Amount        Capital     Stage
                              -----------  ------------  ----------  ------------
Balance, December 31, 1993. .      65,600  $         66  $     (66)   $        --

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 1999 . .         --            --          --             --
                              -----------  ------------  ----------  ------------

Balance, December 31, 1999. .      65,600            66        (66)            --

Common stock issued for cash
and services at $.10/ share
on November 3, 2000 . . . . .     100,000           100       9,900            --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .          --            --       9,817            --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on
  December 27, 2000 . . . . .   1,000,000         1,000         (90)           --

 The  accompanying  notes  are  an  integral  part  of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
            FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)
                              THROUGH JUNE 30, 2002

                                                                       Deficit
                                                                       Accumulated
                                                           Additional  During  the
                                    Common  Stock          Paid-in     Development
                                ------------------------
                                 Shares            Amount  Capital     Stage
                                -----------------  ------  ----------  ---------
Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000 .           42,969        43      (43)        --

Net loss for the year
  ended December 31, 2000 . . .               --        --       --    (16,379)
                                 ---------------  --------  --------  ---------

Balance, December 31, 2000. . .        1,208,569     1,209   19,518    (16,379)

Common stock issued due to
  Stock split adjustment. . . .              425        --       --         --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . . .               --        --    2,121         --

Net loss for the year ended
  December 31, 2001 . . . . . .               --        --       --     (5,983)
                                 ---------------  --------  --------  ---------

Balance, December 31, 2001. . .        1,208,994     1,209   21,639    (22,362)

Net loss for the six months
  ended June 30, 2002 . . . . .               --        --       --     (2,394)
                                 ---------------  --------  --------  ---------

Balance, June 30, 2002. . . . .        1,208,994  $  1,209  $21,639   $(24,756)
                                 ===============  ========  ========  =========

     The  accompanying  notes  are an integral part of the financial statements.


                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
   2001 AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception) TO JUNE 30, 2002


                                                                 For  the  period
                                                                 December  31,  1993
                                       For  the      For  the         (Quasi-
                                       Six  Months   Six  Months  Reorganization)
                                       Ended         Ended            Through
                                       June  30,     June  30,        June  30,
                                        2002           2001            2002
                                       ----------   ------------   ------------

Cash flows from operating activities:
  Net  loss                             $  (2,394)   $(5,558)      $(24,756)

Adjustments  to
 reconcile  net  income
 to  cash  provided  by
 operating  activities:
  Contribution  from
   shareholder                                 --          --          11,938
  Common  stock  issued
   for  services                               --          --           5,000
  Increase  in
   accounts  payable                        2,376         528           4,017
                                       ----------   ------------   ------------

Net  cash  used
  by  operating
  activities:                                 (18)     (5,030)        (3,801)
                                       ----------   ------------   ------------

Cash  flows  from
  investing  activities:
    Cash  received  in
      acquisition  of
      subsidiary                               --          --             910
                                       ----------   ------------   ------------

Cash  flows  from
  financing  activities:
    Issuance  of
     common  stock                            --           --           5,000
                                       ----------   ------------   ------------

Net  increase
  (decrease)  in  cash                       (18)       (5,030)         2,109

Cash,  beginning
  of  period                               2,127         5,910             --
                                       ----------   ------------   ------------

Cash,  end  of  period                  $  2,109        $  880       $     --
                                      ============  =============  ===========

Interest  paid                          $     --        $   --       $     --
                                      ============  =============  ===========

Income  taxes  paid                     $     --        $   --       $     --
                                      ============  =============  ===========

     The  accompanying  notes  are an integral part of the financial statements.

                        FRAMEWAVES, INC. AND SUBSIDIARY

     (A  Development  Stage  Company)

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


1.     Summary  of  Business  and  Significant  Accounting  Policies
       -------------------------------------------------------------

     a.     Summary  of  Business
            ---------------------

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

     b.   Principles  of  Consolidation
          -----------------------------

          The consolidated financial statements contain the accounts of the Company and its wholly-owned subsidiary, Corners, Inc. All significant intercompany balances and transactions have been eliminated.

     c.     Cash  Flows
            -----------

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

     d.     Net  Loss  Per  Share
            ---------------------

          The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

     e.     Use  of  Estimates
            ------------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   Quasi-Reorganization
     --------------------

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

Stock  Split
------------

          On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder's ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

          The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

Amended  Articles  of  Incorporation
------------------------------------

          On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At June 30, 2002, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.     Issuance  of  Common  Stock
       ---------------------------

          On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.     Stock  Options  and  Warrants
       -----------------------------

          The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At June 30, 2002, there are no options or warrants outstanding to acquire the Company's common stock.

7.     Acquisition  of  Subsidiary
       ---------------------------

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

8.     Income  Taxes
       -------------

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

On December 27, 2000, the shareholders, at a special meeting, changed the Company's name from Messidor Limited to FrameWaves, Inc. The shareholders also approved the acquisition of Corners, Inc. ("Corners"), a Nevada corporation, whereby the Company exchanged 1,000,000 shares of the Company's common stock for all of Corner's issued and outstanding shares of common stock. Corners had incorporated on November 17, 1998 in the State of Nevada to provide custom framing for interior designers in conjunction with business contacts provided by Corners' officers and directors. Since its inception, Corners has had limited operations due to its officers' and directors' other obligations, however, the officers and directors have maintained their business contacts with certain interior designers. FrameWaves intends to use Corners as an operating subsidiary and actively pursue the custom framing business by utilizing Corners' business contacts to procure contracts for future operations, and to engage in a comprehensive and aggressive marketing campaign, including but not limited to, soliciting unknown but potential business contacts through direct mailings, media, and other mediums that will generate leads to contracts for future operations

PRINCIPAL  PRODUCTS  AND  SERVICES

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

THREE  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

The Company had no revenue for the three-month periods ended June 30, 2002 and 2001.

General and administrative expenses for the three month periods ended June 30, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,386 and $538 for the three-month periods ended June 30, 2002 and 2001 respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,386 for the three months ended June 30, 2002 as compared to a net loss of $538 for the same period in 2001.

SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

The Company had no revenue for the six-month periods ended June 30, 2002 and 2001.

General and administrative expenses for the six-month periods ended June 30, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,394 and $5,558 for the six-month periods ended June 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,394 for the six months ended June 30, 2002 as compared to a net loss of $5,558 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002 the Company had total assets consisting of $2,109 cash in hand and total current liabilities of $4,017. At December 31, 2001, the Company had $2,127 cash in hand and $1,641 in total current liabilities.

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

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


Exhibits:

EXHIBIT NUMBER  TITLE                                     LOCATION


          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FRAMEWAVES,  INC.


Date:  August  12,  2002           By:/s/ Thomas  A.  Thomsen
                                   --------------------------
                                   Thomas  A.  Thomsen
                                   President  and  CEO


Date:  August  12,  2002           By:/s/ Susan  Santage
                                   -------------------------
                                   Susan  Santage
                                   Chief  Financial  Officer