Form 10QSB
period 2002-09-30
FRAMEWAVES INC
filed 2002-11-13
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 1,208,994 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                   FORM 10-QSB
                                FRAMEWAVES, INC.
                                      INDEX

                                                                           Page
PART I.                        Financial Information

          Item 1.  Financial Statements (unaudited)                           3

          Consolidated Balance Sheets - September 30, 2002 and December
          31, 2001                                                            4

          Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2002 and 2001, and for the period
          December 31, 1993 (Quasi-Reorganization) Through September
          30, 2002                                                            5

          Consolidated Statements of Stockholders' Equity for the Period
          December 31, 1993 (Quasi-Reorganization) Through September
          30, 2002                                                            6

          Consolidated Statements of Cash Flows (unaudited) for the Nine
          Months Ended September 30, 2002 and 2001, and for the period
          December 31, 1993 (Quasi-Reorganization) Through September
          30, 2001                                                            8

          Notes to Consolidated Financial Statements                          9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     12

          Item 3.     Controls and Procedures                                13

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                          14

          Signatures                                                         14

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


                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                      September 30,   December 31,
                                           2002         2001
Assets

Current Assets:
Cash . . . . . . . . . . . . . . . .  $       2,100   $  2,127
                                      --------------  ---------

Total current assets . . . . . . . .          2,100      2,127
                                      --------------  ---------

Total Assets . . . . . . . . . . . .  $       2,100   $  2,127
                                      ==============  =========

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:

Accounts payable . . . . . . . . . .  $       5,066   $  1,641
                                      --------------  ---------

Total current liabilities. . . . . .          5,066      1,641
                                      --------------  ---------

Stockholders' Equity:

Common stock, $.001 par value
100,000,000 shares
authorized, 1,208,994
issued and outstanding . . . . . . .          1,209      1,209

Additional paid-in capital . . . . .         21,639     21,639

Deficit accumulated during the
development stage. . . . . . . . . .        (25,814)   (22,362)
                                      --------------  ---------

Total Stockholders' Equity . . . . .         (2,966)       486
                                      --------------  ---------

Total Liabilities and Stockholders'
Equity . . . . . . . . . . . . . . .  $       2,100   $  2,127
                                      ==============  =========

    The accompanying notes are an integral part of the financial statements.


                                  FRAMEWAVES, INC. AND SUBSIDIARY
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                           AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception)
                                    THROUGH SEPTEMBER 30, 2002

                                                                                       For The Period
                                                                                      December 31,1993
                         For  The         For  The       For  The        For  The         (Quasi-
                        Three  Months   Three  Months  Nine  Months    Nine  Months    Reorganization)
                           Ended           Ended         Ended           Ended            Through
                         September 30,  September 30,  September 30,  September 30,   September 30,
                           2002            2001           2002            2001             2002
                        --------------  -------------  -------------  -------------  -----------------


Revenues               $    --          $   --          $    --          $    --      $     --

Expenses,  general
And administrative       1,058             375            3,452            5,933        24,814
                       --------------   ------------   -------------  -------------  ----------------

Operating  Loss         (1,058)           (375)          (3,452)           (5,933)     (25,814)
                        --------------  -------------  -------------  -------------  -----------------

Other  Income               --              --               --               --             --
                       ---------------  -------------  -------------  -------------  -----------------
(Expense)

Net  Loss              $ (1,058)        $  (375)          $(3,452)        $(5,993)    $ (25,814)
                       ===============  =============  =============  ==============  =================


Net Loss per Share     $    --          $   --          $    --         $    --        $   (.02)
                       ===============  =============  =============  ==============  =================


     The  accompanying  notes  are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)
                           THROUGH SEPTEMBER 30, 2002

                                                               Deficit
                                                               Accumulate
                                                   Additional  During the
                                 Common  Stock     Paid-in     Development
                               ------------------
                                Shares    Amount    Capital    Stage
                               ---------  -------  ---------   ------

Balance, December 31, 1993. .     65,600  $    66  $    (66)   $   --

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 1999 . .         --       --        --         -
                               ---------  -------  ---------   ------

Balance, December 31, 1999. .     65,600       66       (66)       --

Common stock issued for cash
and services at $.10/ share
on November 3, 2000 . . . . .    100,000      100     9,900        --

Contribution by shareholder
for Company expenses paid
directly by shareholder . . .         --       --     9,817        --

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000 . . . . . .  1,000,000    1,000       (90)       --

     The  accompanying  notes  are an integral part of the financial statements.


                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
            FOR THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)
                           THROUGH SEPTEMBER 30, 2002

                                                               Deficit
                                                               Accumulate
                                                   Additional  During  the
                                 Common  Stock     Paid-in     Development
                               ------------------
                                Shares    Amount    Capital     Stage
                               ---------  -------  ---------   ---------

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000 .     42,969       43       (43)         --

Net loss for the year
ended December 31, 2000 . . .         --       --        --     (16,379)
                               ---------  -------  ---------   ---------

Balance, December 31, 2000. .  1,208,569    1,209    19,518     (16,379)

Common stock issued due to
Stock split adjustment. . . .        425       --        --          --

Contribution by shareholder
for Company expenses paid
directly by shareholder . . .         --       --     2,121          --

Net loss for the year
ended December 31, 2001 . . .         --       --        --      (5,983)
                               ---------  -------  ---------   ---------

Balance, December 31, 2001. .  1,208,994    1,209    21,639     (22,362)

Net loss for the nine months
ended September 30, 2002. . .         --       --        --      (3,452)
                               ---------  -------  ---------   ---------

Balance, September 30, 2002 .  1,208,994  $ 1,209  $ 21,639    $(25,814)
                               =========  =======  =========   =========

     The  accompanying  notes  are an integral part of the financial statements.


                                   FRAMEWAVES, INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            AND THE PERIOD DECEMBER 31, 1993 (Date Of Inception)
                                      THROUGH SEPTEMBER 30, 2002


                                                                                For the Period
                                                                                December 31,
                                                For the           For the       1993 (Quasi-
                                               Nine Months      Nine Months     Reorganization)
                                                 Ended             Ended          Through
                                              September 30,     September 30,    September 30,
                                                 2002              2001            2002
                                          ---------------  ----------------  ---------------

Cash flows from operating activities:
      Net loss                               $       (3,452)  $        (5,933)  $   (25,814)

Adjustments to reconcile net income
      to cash provided by
      operating activities:

      Contribution from shareholder                      --                --        11,938

      Common stock issued for services                   --                --         5,000

      Increase in accounts payable                    3,425               891         5,066
                                             ---------------  ----------------  ------------

Net cash used
      by operating activities:                          (27)           (5,042)       (3,810)
                                             ---------------  ----------------  ------------

Cash flows from
      investing activities:

      Cash received in acquisition
      of subsidiary                                      --                --           910
                                             ---------------  ----------------  ------------

Cash flows from
financing activities:
      Issuance of common stock                           --                --         5,000
                                             ---------------  ----------------  ------------

Net increase (decrease) in cash                         (27)           (5,042)        2,100

Cash, beginning of period                             2,127             5,910            --
                                             ---------------  ----------------  ------------

Cash, end of period                          $        2,100   $           868   $     2,100
                                             ===============  ================  ============

Interest paid                                $           --   $            --   $        --
                                             ===============  ================  ============

Income taxes paid                            $           --   $            --   $        --
                                             ===============  ================  ============

     The accompanying notes are an integral part of the financial statements

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Summary  of  Business  and  Significant  Accounting  Policies
       -------------------------------------------------------------

     a.  Summary  of  Business
         ----------------------

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

Notes  to  Financial  Statements  -  Continued
----------------------------------------------

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

Amended  Articles  of  Incorporation
------------------------------------

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At September 30, 2002, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance  of  Common  Stock
     ---------------------------

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.     Stock  Options  and  Warrants
       -----------------------------

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At September 30, 2002, there are no options or warrants outstanding to acquire the Company's common stock.

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

Notes  to  Financial  Statements  -  Continued
----------------------------------------------

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

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had no revenue for the three-month periods ended September 30, 2002 and 2001.

General and administrative expenses for the three month periods ended September 30, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,058 and $375 for the three-month periods ended September 30, 2002 and 2001 respectively. As a result of these factors, the Company realized a net loss of $1,058 for the three months ended September 30, 2002 as compared to a net loss of $375 for the same period in 2001.

SIX  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

The Company had no revenue for the nine-month periods ended September 30, 2002 and 2001.

General and administrative expenses for the six-month periods ended September 30, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,452 and $5,993 for the nine-month periods ended September 30, 2002 and 2001, respectively. As a result, the Company realized a net loss of $3,452 for the nine months ended September 30, 2002 as compared to a net loss of $5,993 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002 the Company had total current assets consisting of $2,100 cash in hand and total current liabilities of $5,066 in accounts payable. At December 31, 2001, the Company had $2,127 cash in hand and $1,641 in total current liabilities.

The Company believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


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


                                   FRAMEWAVES,  INC.


Date:  November  13,  2002         /s/Thomas  A.  Thomsen
                                   ---------------------
                                   Thomas  A.  Thomsen
                                   President  and  CEO


Date:  November  13,  2002         /s/Susan  Santage
                                   -----------------------
                                   Susan  Santage
                                   Chief  Financial  Officer