Form 10KSB
period 2002-12-31
FRAMEWAVES INC
filed 2003-03-26
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  2002,  or

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

                                 (801) 272-9294
                           Issuer's Telephone Number:

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

The  Registrant's  revenue  for  its  most  recent  fiscal  year  was  $0.

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV. There was no active market and no trading volume for the issuer's common stock during fiscal year 2002. Therefore, the aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2002 is deemed to be $-0-.

At December 31, 2002, the Registrant had outstanding 1,208,994 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  None.



                                         FRAMEWAVES, INC.
                                            FORM 10-KSB
                                        DECEMBER 31, 2002
                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    6

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                     9

          Signatures                                                                           10

          Certifications                                                                       11

(Inapplicable  items  have  been  omitted)

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

FrameWaves' principal product and service consists of providing customized frames to interior designers and retail consumers. This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves' materials and styles in order to determine the type and quality of frame desired. FrameWaves will then customize frames to the clients' specifications. Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients' needs. This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers. However, the Company is a development stage company with no operations and has yet to engage in any contract negotiations with frame suppliers, interior designers or retail consumers.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV. There is currently no trading volume for our securities. At December 31, 2002, the Company had 465 shareholders owning 1,208,994 shares of FrameWaves' issued and outstanding common stock, of which 68,994 are free trading. The balance are restricted stock as that term is used in Rule 144.


                                   CLOSING BID    CLOSING  ASK
2002                               HIGH    LOW    HIGH     LOW
May 10 (first available) through
June 28. . . . . . . . . . . . .   .25    .20     1.50    1.25

July 1 through September 30. . .   .25    .25     1.50    1.50

October 1 through December 31. .   .35    .10     3.00    1.50

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

FrameWaves has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future. Any dividends will be subject to the discretion of FrameWaves' Board of Directors, and will depend upon, among other things, the operating and financial condition of FrameWaves, its capital requirements and general business conditions. Our ability to pay dividends is also subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. There can be no assurance that any dividends on FrameWaves common stock will be paid in the future.

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


Name                Amount Received      Consideration Paid
------------------  ---------------  ---------------------------

Thomas A. Thomsen.   333,334 shares  500 shares of Corners, Inc.
                                         common stock

Dianne Hatton-Ward   333,333 shares  500 shares of Corners, Inc.
                                         common stock

Susan Santage. . .   333,333 shares  500 shares of Corners, Inc.
                                         common stock

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

The Company was did not generate any revenue during the year ended December 31, 2002. For the year ended December 31, 2001, the Company had revenue of $1,267 from limited operations.

General and administrative expenses at December 31, 2002 were $5,366 compared to general and administrative expenses of $7,250 for the year ended December 31, 2001. Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $5,366 for the year ended December 31, 2002 and $5,983 for the year ended December 31, 2001. The Company's net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company's public reports.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, assets consisted of $2,090 in cash. Liabilities consisted of $1,626 in accounts payable giving the Company a working capital of $464. At December 31, 2001, the Company's assets consisted of $2,127 in cash. Liabilities in 2001 consisted of $1,641 in accounts payable.

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $6,000. Management believes that it has sufficient cash to meet its immediate operational needs. However, we will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

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


Name                Age              Positions                  Since
------------------  ---  ---------------------------------  --------------

Thomas A. Thomsen.   27  President and Director             November, 2000

Dianne Hatton-Ward   46  Vice President and Director        November, 2000

Susan Santage. . .   41  Secretary/ Treasurer and Director  November, 2000

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

SUSAN SANTAGE, Secretary, Treasurer and Director. Ms. Santage graduated from Salt Lake Community College in 1989 with an AAS in Graphic Design. In 1984, Ms. Santage graduated from the Salt Lake School of Interior Design. From 1989 to the present date, Ms. Santage has engaged in freelance graphic design where she has contracted with several companies including Break-thru Industries, KLCY Radio Station, Phoenix Aviation, Inc., and the Salt Lake Community College.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2002, the number and percentage of the 1,208,994 issued and outstanding shares of the Company's common stock, par value $0.001, which according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and Address of Directors,                 Amount and Nature of  Percent of Class of
Executive Officers and 5% Beneficial Owners    Beneficial Ownership      Common Stock

Thomas A. Thomsen  (1) (2). . . . . . . . . .               436,285                 36.1%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Dianne Hatton-Ward  (1) . . . . . . . . . . .               333,333                 27.6%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Susan Santage  (1). . . . . . . . . . . . . .               333,333                 27.6%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Directors and Executive Officers as a Group:.             1,102,951                 91.2%
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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Corporate Code of Ethics . . . . . . . . . . . . . .  Attached


REPORTS  ON  FORM  8-K

FrameWaves did not file any reports on Form 8-K during the last three months of the period reflected by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we have evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation. We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of an audit committee to ensure that our disclosure controls and procedures remain effective. The Code is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRAMEWAVES,  INC.


Date:  March  21,  2003            /s/Thomas  A.  Thomsen
                                   -------------------------
                                   Thomas  A.  Thomsen
                                   Chief  Executive  Officer




Date:  March  22,  2003            /s/Susan  Santage
                                   -------------------------
                                   Susan  Santage
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March  21,  2003     /s/Thomas  A.  Thomsen,  Director
                     ---------------------------------
                        Thomas  A.  Thomsen


March  23,  2003     /s/Diane  Hatton-Ward,  Director
                     --------------------------------
                        Diane  Hatton-Ward


March  22,  2003     /s/Susan  Santage,  Director
                     ------------------------------
                        Susan  Santage

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas A. Thomsen, the Chief Executive Officer of FrameWaves, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  21,  2003                   /s/Thomas  A.  Thomsen
                                   -------------------------
                                   Chief  Executive  Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Susan Santage, the Chief Financial Officer of FrameWaves, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  22,  2003                   /s/Susan  Santage
                                   -------------------------
                                   Chief  Financial  Officer


               FRAMEWAVES, INC. AND SUBSIDIARY
                (A Development Stage Company)

                           INDEX


                                                   Page
                                                   ----
Independent Auditors' Report. . . . . . . . . . .    14

Financial Statements:

  Consolidated Balance Sheets . . . . . . . . . .    15

  Consolidated Statements of Operations . . . . .    16

  Consolidated Statements of Stockholders' Equity    17

  Consolidated Statements of Cash Flows . . . . .    19

  Notes to Consolidated Financial Statements. . .    20

INDEPENDENT  AUDITORS'  REPORT



To the Board of Directors and Stockholders of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.




Salt  Lake  City,  Utah
March  14,  2003



                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001


     Assets
     ------

                                            December 31,    December 31,
                                                2002            2001
                                           --------------  --------------
Current Assets:
  Cash. . . . . . . . . . . . . . . . . .  $       2,090   $       2,127
                                           --------------  --------------

      Total current assets. . . . . . . .  $       2,090   $       2,127
                                           --------------  --------------

      Total Assets. . . . . . . . . . . .  $       2,090   $       2,127
                                           ==============  ==============


Liabilities and Stockholders' Equity
-----------------------------------------

Current Liabilities:
Accounts payable. . . . . . . . . . . . .  $       1,626   $       1,641
                                           --------------  --------------

      Total current liabilities . . . . .          1,626           1,641
                                           --------------  --------------


Stockholders' Equity:
  Common stock, $.001 par value
    100,000,000 shares authorized,
    1,208,994 issued and outstanding. . .          1,209           1,209

Additional paid-in capital. . . . . . . .         26,983          21,639

Deficit accumulated during the
    development stage . . . . . . . . . .        (27,728)        (22,362)
                                           --------------  --------------

      Total Stockholders' Equity. . . . .            464             486
                                           --------------  --------------

      Total Liabilities and Stockholders'
        Equity. . . . . . . . . . . . . .  $       2,090   $       2,127
                                           ==============  ==============

    The accompanying notes are an integral part of the financial statements.


                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                      For the period
                                                      December 31, 1993
                                                      (Quasi  -
                                                      Reorganization)
                                                      Through
                                                      December 31,
                         2002      2001      2000        2002
                       --------  --------  ---------  ---------
Revenues. . . . . . .  $    --   $ 1,267   $     --   $  1,267

Expenses, general
  and administrative.    5,366     7,250     16,379     28,995
                       --------  --------  ---------  ---------

  Operating loss. . .   (5,366)   (5,983)   (16,379)   (27,728)

Other income
  (expense) . . . . .       --        --         --         --
                       --------  --------  ---------  ---------

  Net Loss. . . . . .  $(5,366)  $(5,983)  $(16,379)  $(27,728)
                       ========  ========  =========  =========

Net loss per share. .  $    --   $  (.01)  $   (.18)  $   (.02)
                       ========  ========  =========  =========

    The accompanying notes are an integral part of the financial statements.



                                FRAMEWAVES,  INC.  AND  SUBSIDIARY
                                 (A  Development  Stage  Company)
                       CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                       YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000

                                                                                              Deficit
                                                                                            Accumulated
                                                                        Additional           During the
                                             Common  Stock               Paid-in            Development
                                  ------------------------------
                                         Shares          Amount          Capital               Stage
                                  --------------------  --------  ------------------------  -----------
Balance, December 31, 1993 . . .                65,600      $66      $               (66)    $     --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 1999. . .                    --        --                       --          --
                                  --------------------  --------  ------------------------  -----------

Balance, December 31, 1999 . . .                 65,60        66                     (66)          --

Net loss for the year ended
  December 31, 1999. . . . . . .                    --        --                        --         --
                                  --------------------  --------  ------------------------  -----------

Balance, December 31, 1999 . . .                65,600       66                      (66)          --

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000. . . . . .               100,000      100                     9,900          --
Contribution by shareholder
  for Company expenses paid
  directly by shareholder. . . .                    --       --                     9,817          --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on
  December 27, 2000. . . . . . .             1,000,000    1,000                      (90)          --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000. .                42,969       43                      (43)          --

Net loss for the year
  ended December 31, 2000. . . .                    --       --                        --    (16,379)
                                  --------------------  --------  ------------------------  -----------

Balance, December 31, 2000 . . .             1,208,569  $ 1,209   $               19,518    $(16,379)
                                  ====================  ========  ========================  ===========

     The  accompanying  notes  are an integral part of the financial statements.


                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-CONTINUED
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                              Deficit
                                                              Accumulated
                                                 Additional   During the
                               Common  Stock     Paid-in      Development
                             ------------------
                              Shares    Amount   Capital        Stage
                             ---------  -------  -----------  -----------
Balance, December 31, 2000.  1,208,569  $ 1,209  $ 19,518      $(16,379)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder .         --       --     2,121            --

Common stock issued due
  to stock split adjustment        425       --        --            --

Net loss for the year
  ended December 31, 2001 .         --       --        --        (5,983)
                             ---------  -------  -----------  -----------

Balance, December 31, 2001.  1,208,994    1,209    21,639       (22,362)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder .         --       --     5,344            --

Net loss for the year
  ended December 31, 2002 .         --       --        --        (5,366)
                             ---------  -------  -----------  -----------

Balance, December 31, 2002.  1,208,994  $ 1,209  $ 26,983      $(27,728)
                             =========  =======  ===========  ============


    The accompanying notes are an integral part of the financial statements.


                                 FRAMEWAVES,  INC.  AND  SUBSIDIARY
                                  (A  Development  Stage  Company)
                              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                        YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000

                                                                            For the period
                                                                            December 31,1993
                                                                               (Quasi-
                                                                            Reorganization)
                                                                               Through
                                                                            December 31,
                                               2002      2001      2000         2002
                                             --------  --------  ---------  --------------

Cash flows from
operating activities:
Net loss. . . . . . . . . . . . . . . . . .  $(5,366)  $(5,983)  $(16,379)  $  (27,728)

Adjustments to
reconcile net income
to cash provided by
operating activities:
Contribution from
shareholder . . . . . . . . . . . . . . . .    5,344     2,121      9,817       17,282

Common stock issued
for services. . . . . . . . . . . . . . . .       --        --      5,000        5,000
Increase (decrease) in
accounts payable. . . . . . . . . . . . . .      (15)       79      1,562        1,626
                                             --------  --------  ---------  --------------

Net cash used
by operating activities:                         (37)   (3,783)        --       (3,820)
                                             --------  --------  ---------  --------------

Cash flows from
investing activities:
Cash received in
acquisition of
subsidiary. . . . . . . . . . . . . . . . .       --        --        910          910
                                             --------  --------  ---------  --------------

Cash flows from
financing activities:
Issuance of
common stock. . . . . . . . . . . . . . . .       --        --      5,000        5,000
                                             --------  --------  ---------  --------------

Net increase (decrease)
in cash . . . . . . . . . . . . . . . . . .      (37)   (3,783)     5,910        2,090

Cash, beginning
of period . . . . . . . . . . . . . . . . .    2,127     5,910         --           --
                                             --------  --------  ---------  --------------

Cash, end of period . . . . . . . . . . . .  $ 2,090   $ 2,127   $  5,910   $    2,090
                                             ========  ========  =========  ==============

Interest paid . . . . . . . . . . . . . . .  $    --   $    --   $     --   $       --
                                             ========  ========  =========  ==============

Income taxes paid . . . . . . . . . . . . .  $    --   $    --   $     --   $       --
                                             ========  ========  =========  ==============

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

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes  to  Financial  Statements  -  Continued
----------------------------------------------

3.     Stock  Split
       ------------

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

4.     Amended  Articles  of  Incorporation
       ------------------------------------

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2002, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance  of  Common  Stock
     ---------------------------

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.     Stock  Options  and  Warrants
       -----------------------------

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2002, there are no options or warrants outstanding to acquire the Company's common stock.

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