Form 10QSB
period 2003-03-31
FRAMEWAVES INC
filed 2003-05-06
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 1,208,994 shares of common stock, par value $.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                   FORM 10-QSB
                                FRAMEWAVES, INC.
                                      INDEX


                                                                            Page
PART I..  Financial Information

          Item 1.  Unaudited Financial Statements                              3

          Consolidated Balance Sheets - March 31, 2003 and December 31,
          2002                                                                 4

          Consolidated Statements of Operations for the Three Months Ended
          March 31, 2003 and 2002, and for the period December 31, 1993
          (Quasi-Reorganization) Through March 31, 2003                        5

          Consolidated Statements of Stockholders' Equity for the Period
          December 31, 1993 (Quasi-Reorganization) Through March 31, 2003      6

          Consolidated Statements of Cash Flows for the three months Ended
          March 31, 2003 and 2002, and for the period December 31, 1993
          (Quasi-Reorganization) Through September 30, 2001                    8

          Notes to Consolidated Financial Statements                           9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      11

          Item 3.     Controls and Procedures                                 12

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           13

          Signatures                                                          13

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



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                            March 31,    December 31,
                                              2003           2002
                                           -----------  --------------
 Assets
-----------------------------------------

Current Assets:
  Cash. . . . . . . . . . . . . . . . . .  $    2,078   $       2,090
                                           -----------  --------------

      Total current assets. . . . . . . .       2,078           2,090
                                           -----------  --------------

      Total Assets. . . . . . . . . . . .  $    2,078   $       2,090
                                           ===========  ==============


Liabilities and Stockholders' Equity
-----------------------------------------

Current Liabilities:
Accounts payable. . . . . . . . . . . . .  $    3,825   $       1,626
                                           -----------  --------------

      Total current liabilities . . . . .       3,825           1,626
                                           -----------  --------------


Stockholders' Equity:
  Common stock, $.001 par value
    100,000,000 shares
    authorized, 1,208,994
    issued and outstanding. . . . . . . .       1,209           1,209
  Additional paid-in capital. . . . . . .      26,983          26,983
  Deficit accumulated during the
    development stage . . . . . . . . . .     (29,939)        (27,728)
                                           -----------  --------------

      Total Stockholders' Equity. . . . .      (1,747)            464
                                           -----------  --------------

      Total Liabilities and Stockholders'
        Equity. . . . . . . . . . . . . .  $    2,078   $       2,090
                                           ===========  ==============

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                       For the  period
                                                        December  31,
                                                              1993
                          For the         For the          (Quasi-
                        Three Months    Three Months   Reorganization)
                           Ended           Ended           Through
                         March 31,       March 31,        March 31,
                            2003            2002             2003
                       --------------  --------------  ----------------


Revenues. . . . . . .  $          --   $          --   $         1,267

Expenses, general
  and administrative.          2,211               9            31,206
                       --------------  --------------  ----------------

  Operating loss. . .         (2,211)             (9)          (29,939)

Other income
  (expense) . . . . .             --              --                --
                       --------------  --------------  ----------------

  Net Loss. . . . . .  $      (2,211)  $          (9)  $       (29,939)
                       ==============  ==============  ================

Net loss per share. .  $          --   $          --   $          (.02)
                       ==============  ==============  ================

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2003

                                                                              Deficit
                                                                            Accumulated
                                                             Additional     During  the
                                      Common  Stock          Paid-in        Development
                                  ----------------------
                                     Shares   Amount         Capital           Stage
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 1993 . . .     65,600  $     66      $       (66)     $     --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 2000. . .         --        --               --        (16,379)

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000. . . . . .    100,000       100             9,900            --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder. . . .         --        --             9,817            --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27,
  2000                            1,000,000     1,000              (90)             --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000. .     42,969        43              (43)            --
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 2000 . . .  1,208,569     1,209            19,518       (16,379)

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2003


                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During  the
                                   Common  Stock    Paid-in      Development
                                 -----------------
                                 Shares    Amount   Capital      Stage
                               ---------  --------  ----------  ------------
Common stock issued due to
  stock split adjustment. . .        425        --          --           --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       2,121           --

Net loss for the year ended
   December 31, 2001. . . . .         --        --          --        (5,983)
                               ---------  --------  ----------  -------------

Balance, December 31, 2001. .  1,208,994     1,209      21,639       (22,362)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       5,344           --

Net loss for the year
  ended December 31, 2002 . .         --        --          --       (5,366)
                               ---------  --------  ----------  -------------

Balance, December 31, 2002. .  1,208,994     1,209      26,983      (27,728)

Net loss for the three months
  ended March 31, 2003. . . .         --        --          --       (2,211)
                               ---------  --------  ----------  -------------

Balance, March 31, 2003 . . .  1,208,994  $  1,209     $26,983      $(29,939)
                               =========  ========  ==========  =============

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                      For the  period
                                                                      December  31,
                                                                          1993
                                         For  the        For  the        (Quasi  -
                                       Three Months    Three Months   Reorganization)
                                          Ended           Ended           Through
                                        March 31,       March 31,        March 31,
                                           2003            2002            2003
                                      --------------  --------------  ----------------

Cash flows from
  operating activities:
  Net loss . . . . . . . . . . . . .  $      (2,211)  $          (9)  $       (29,939)

Adjustments to
  reconcile net income to cash
  provided by operating activities:
    Contribution from
      shareholder. . . . . . . . . .             --              --            17,282
    Common stock issued
      for services . . . . . . . . .             --              --             5,000
    Increase in
      accounts payable . . . . . . .          2,199              --             3,825
                                      --------------  --------------  ----------------

  Net cash used
    by operating
    activities:. . . . . . . . . . .            (12)             (9)           (3,832)
                                      --------------  --------------  ----------------

Cash flows from
  investing activities:
    Cash received in
  acquisition of subsidiary. . . . .             --              --               910
                                      --------------  --------------  ----------------

Cash flows from
  financing activities:
  Issuance of
common stock . . . . . . . . . . . .             --              --             5,000
                                      --------------  --------------  ----------------

Net increase (decrease)  in cash               (12)             (9)              2,078

Cash, beginning of period. . . . . .          2,090           2,127                --
                                      --------------  --------------  ----------------

Cash, end of period. . . . . . . . .  $       2,078   $       2,118   $         2,078
                                      ==============  ==============  ================

Interest paid. . . . . . . . . . . .  $          --   $          --   $            --
                                      ==============  ==============  ================

Income taxes paid. . . . . . . . . .  $          --   $          --   $            --
                                      ==============  ==============  ================

    The accompanying notes are an integral part of the financial statements.

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


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

4.     Amended  Articles  of  Incorporation
       ------------------------------------

          On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At March 31, 2003, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.     Issuance  of  Common  Stock
       ---------------------------

          On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.     Stock  Options  and  Warrants
       -----------------------------

          The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2003, there are no options or warrants outstanding to acquire the Company's common stock.

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

FrameWaves principal product and service consists of providing customized frames to interior designers and retail consumers. This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves' materials and styles in order to determine the type and quality of frame desired. FrameWaves will then customize frames to the clients' specifications. Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients' needs. This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers. However, the Company is a development stage company with sporadic operations and has yet to establish any significant contracts with frame suppliers, interior designers or retail consumers.

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

RESULT  OF  OPERATIONS,  THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003 AND 2002

The Company had no revenue for the three-month periods ended March 31, 2003 and 2002.

General and administrative expenses for the three month period ended March 31, 2003 were $2,211 compared to general and administrative expenses of $9 during the three months ended March 31, 2002. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $2,211 for the three months ended March 31, 2003 and a net loss $9 for the comparable period in 2002. Cumulative net loss from quasi reorganization on December 31, 1993 through March 31, 2003 was $29,939.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, the Company's total assets consisted of $2,078 in cash. Total current liabilities at March 31, 2003 consisted of $3,825 in accounts payable. At December 31, 2002, the Company had assets of $2,090 in cash and liabilities of $1,626 in accounts payable.

The Company has no material commitments for the next twelve months and believes that its current cash needs can be met with the cash on hand and continued operations. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company, take loans from officers, directors or shareholders or enter into debt financing agreements.

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



Exhibits:

EXHIBIT NUMBER  TITLE                                                   LOCATION

          99.1    Certification of Chief Executive Officer pursuant to  Attached section 302 of the Sarbanes-Oxley Act of 2002

          99.2    Certification of Chief Financial Officer pursuant to  Attached section 302 of the Sarbanes-Oxley Act of 2002

          99.3    Certification of Chief Executive Officer pursuant to  Attached section 906 of the Sarbanes-Oxley Act of 2002

          99.4    Certification of Chief Financial Officer pursuant to  Attached section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRAMEWAVES,  INC.



Date:  May  5,  2003               By: /s/ Thomas  A.  Thomsen
                                   ---------------------------
                                   Thomas  A.  Thomsen
                                   President  and  CEO




Date:  May  5,  2003               By: /s/ Susan Santage
                                   -------------------------
                                   Susan  Santage
                                   Chief  Financial  Officer