Form 10QSB
period 2003-06-30
FRAMEWAVES INC
filed 2003-08-08
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date: At August 1, 2003 there were 1,208,994 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – June 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2003

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through June 30, 2003

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002, and for the period December 31, 1993 (Quasi-Reorganization) Through June 30, 2003

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 8 9 12 13
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	14

(Inapplicable items have been omitted)

#

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

#

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

June 30,

December 31,

Assets

2003

2002

Current Assets:

Cash

$ 2,066

$ 2,090

Total current assets

   2,066

   2,090

Total Assets

$ 2,066

$ 2,090

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable

$ 4,914

$ 1,626

Total current liabilities

  4,914

  1,626

Stockholders' Equity:

Common stock, $.001 par value

100,000,000 shares

authorized, 1,208,994

issued and outstanding

1,209

1,209

Additional paid-in capital

26,983

26,983

Deficit accumulated during the

development stage

(31,040)

(27,728)

Total Stockholders' Equity

 (2,848)

    464

Total Liabilities and Stockholders'

    Equity

$ 2,066

$ 2,090

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH JUNE 30, 2003

For The Period
December 31,1993
	For The	For The	For The	For The	(Quasi-
	Three Months	Three Months	Six Months	Six Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2003

Revenues	$ --	$ --	$ --	$ --	$ 1,267

Expenses, general
and administrative	1,101	2,394	3,312	2,394	32,307

Operating Loss	(1,101)	(2,394)	(3,312)	(2,394)	(31,040)

Other Income	--	--	--	--	--
(Expense)

Net Loss	$(1,101)	$(2,394)	$(3,312)	$(2,394)	$(31,040)

Net Loss per Share	$ --	$ --	$ --	$ --	$ (.03)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$ 66	$ (66)	$ --

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2000	--	--	--	(16,379)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	9,817	--

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on December 27,
2000	1,000,000	1,000	(90)	--

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	42,969	43	(43)	--

Balance, December 31, 2000	1,208,569	1,209	19,518	(16,379)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issued due to
stock split adjustment	425	--	--	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	2,121	--

Net loss for the year ended
December 31, 2001	--	--	--	(5,983)

Balance, December 31, 2001	1,208,994	1,209	21,639	(22,362)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	5,344	--

Net loss for the year
ended December 31, 2002	--	--	--	(5,366)

Balance, December 31, 2002	1,208,994	1,209	26,983	(27,728)

Net loss for the six months
ended June 30, 2003	--	--	--	(2,211)

Balance, June 30, 2003	1,208,994	$ 1,209	$ 26,983	$(29,939)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE, 2003 AND 2002

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

TO JUNE 30, 2003

For the period

December 31, 1993

For the

For the

(Quasi –

Six Months

Six Months

Reorganization)

Ended

Ended

Through

June 30,

June 30,

June 30,

2003

    2002

      2003

Cash flows from

  operating activities:

      Net loss

$ (3,312)

$(2,394)

$(31,040)

Adjustments to

  reconcile net income

  to cash provided by

  operating activities:

     Contribution from

        shareholder

--

--

 17,282

     Common stock issued

        for services

--

--

   5,000

     Increase in

        accounts payable

   3,288

  2,376

   4,914

Net cash used

  by operating

  activities:

     (24)

    (18)

  (3,844)

Cash flows from

  investing activities:

     Cash received in

      acquisition of

       subsidiary

      --

       --

      910

Cash flows from

  financing activities:

     Issuance of

     common stock

      --

        --

   5,000

Net increase

  (decrease) in cash

   (24)

     (18)

   2,066

Cash, beginning

  of period

   2,090

     2,127

         --

Cash, end of period

$  2,066

   $ 2,109

$  2,066

Interest paid

   $     --

      $    --

   $     --

Income taxes paid

   $     --

      $    --

   $     --

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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At June 30, 2003, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At June 30, 2003, there are no options or warrants outstanding to acquire the Company’s common stock.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business

History

FrameWaves, Inc. (the “Company” or “FrameWaves”) was originally incorporated under the name of Messidor Limited on December 23, 1985 as a development stage company for the purpose of engaging in all lawful transactions permitted under the State of Nevada, including the acquisition of various business opportunities to provide profit and maximize shareholder value.

On December 27, 2000, the shareholders, at a special meeting, changed the Company’s name from Messidor Limited to FrameWaves, Inc.  The shareholders also approved the acquisition of Corners, Inc. (“Corners”), a Nevada corporation, whereby the Company exchanged 1,000,000 shares of the Company’s common stock for all of Corner’s issued and outstanding shares of common stock.  Corners had incorporated on November 17, 1998 in the State of Nevada to provide custom framing for interior designers in conjunction with business contacts provided by Corners’ officers and directors.  Since its inception, Corners has had limited operations due to its officers’ and directors’ other obligations, however, the officers and directors have maintained their business contacts with certain interior designers.  FrameWaves intends to use Corners as an operating subsidiary and actively pursue the custom framing business by utilizing Corners’ business contacts to procure contracts for future operations, and to engage in a comprehensive and aggressive marketing campaign, including but not limited to, soliciting unknown but potential business contacts through direct mailings, media, and other mediums that will generate leads to contracts for future operations

Principal Products and Services

FrameWaves principal product and service consists of providing customized frames to interior designers and retail consumers.  This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves’ materials and styles in order to determine the type and quality of frame desired.  FrameWaves will then customize frames to the clients’ specifications.  Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients’ needs.  This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers.  However, the Company is a development stage company with sporadic operations and has yet to establish any significant contracts with frame suppliers, interior designers or retail consumers.

Marketing

FrameWaves intends to market its product and service to interior designers and retail consumers through established business contacts of the officers and directors, direct mailing program targeting interior designers, and word of mouth.  FrameWaves might also market its products and services by advertising in widely distributed magazines that Management considers influential among designers and consumers. These advertisements will focus on FrameWaves’ ability to be a complete and professional supplier of customized frames.  However, the Company is in its development stage and has not yet launched any of the above marketing strategies, and there is no assurance that such marketing strategies will be launched in the future.  Additionally, the Company cannot predict whether it will, in the future, be dependent upon one or a few major customers.

Result of Operations, Three Month and Six Month Periods Ended June 30, 2003 and 2002

The Company generated no revenue during the three month and six month periods ended June 30, 2003 and 2002.

General and administrative expenses for the three month period ended June 30, 2003 were $1,101 compared to general and administrative expenses of $2,394 during the three months ended June 30, 2002.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $1,101 for the three months ended June 30, 2003 and a net loss $2,394 for the comparable period in 2002.

Expenses for the six months ended June 30, 2003 were $3,312 compared to general and administrative expenses of $2,394 during the six months ended June 30, 2002.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $3,312 for the six months ended June 30, 2003 and a net loss $2,394 for the comparable period in 2002.

Cumulative net loss from quasi reorganization on December 31, 1993 through June 30, 2003 was $31,040.

Liquidity and Capital Resources

At June 30, 2003, the Company’s total assets consisted of $2,066 in cash.  Total current liabilities at June 30, 2003 consisted of $4,914 in accounts payable.  At December 31, 2002, the Company had total assets consisting of $2,090 in cash and total liabilities consisting of $1,626 in accounts payable.

The Company has no material commitments for the next twelve months and believes that its current cash needs can be met with the cash on hand and continued operations.  However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company, take loans from officers, directors or shareholders or enter into debt financing agreements.

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  No reports on Form 8-K were filed by Framewaves during the quarter ended June 30, 2003.

Exhibits:

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: August 7, 2003

/s/Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: August 7, 2003

/s/Susan Santage

Susan Santage

Chief Financial Officer