Form 10QSB/A
period 2003-06-30
FRAMEWAVES INC
filed 2003-08-20
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY – CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Common stock issued due to
stock split adjustment	425	--	--	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	2,121	--

Net loss for the year ended
December 31, 2001	--	--	--	(5,983)

Balance, December 31, 2001	1,208,994	1,209	21,639	(22,362)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	5,344	--

Net loss for the year
ended December 31, 2002	--	--	--	(5,366)

Balance, December 31, 2002	1,208,994	1,209	26,983	(27,728)

Net loss for the six months
ended June 30, 2003	--	--	--	(3,312)

Balance, June 30, 2003	1,208,994	$ 1,209	$ 26,983	$(31,040)

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

Date: August 20, 2003

/s/Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: August 20, 2003

/s/Susan Santage

Susan Santage

Chief Financial Officer