Form 10QSB
period 2003-09-30
FRAMEWAVES INC
filed 2003-11-05
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 033-02783-S

FRAMEWAVES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0404220 (IRS Employer Identification No.)

1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117

 (Address of principal executive offices)

(801) 272-9294

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date:

At September 30, 2003 there were 1,208,994 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2003

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through September 30, 2003

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002, and for the period December 31, 1993 (Quasi-Reorganization) Through September 30, 2003

Notes to Consolidated Financial Statements

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

#

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

September 30,

December 31,

        2003

        2002

Assets

Current Assets:

Cash

$ 2,053

$ 2,090

Total current assets

  2,053

  2,090

Total Assets

$ 2,053

$ 2,090

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable

$ 5,302

$ 1,626

Total current liabilities

  5,302

  1,626

Stockholders' Equity:

Common stock, $.001 par value

   100,000,000 shares

   authorized, 1,208,994

   issued and outstanding

 1,209

 1,209

Additional paid-in capital

26,983

26,983

Deficit accumulated during the

   development stage

(31,441)

(27,728)

Total Stockholders' Equity

 (3,249)

    464

Total Liabilities and Stockholders'

   Equity

$ 2,053

$ 2,090

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2003

      For The Period

   December 31, 1993

   For The

   For The

   For The

  For The

        (Quasi-

Three Months

Three Months

Nine Months

Nine Months       Reorganization)

   Ended

    Ended

   Ended

   Ended

Through

September 30,

September 30,

September 30,

September 30,          September 30,

    2003

    2002

    2003

    2002

     2003

Revenues

$    --

$    --

$    --

$    --

$  1,267

Expenses, general

And administrative

    401

  1,058

  3,713

  3,452

  32,708

Operating Loss

   (401)

 (1,058)

(3,713)

(3,452)

(31,441)

Other Income

         --

         --

         --

         --

          --

(Expense)

Net Loss

$  (401)

$(1,508)

  $(3,713)

$(3,452)

$(31,441)

Net Loss per Share

  $    --

   $    --

     $    --

    $    --

   $   (.03)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2003

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

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2003

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

26,983

(27,728)

Net loss for the nine months

  ended September 30, 2003

                   --

           --

         --

   (3,713)

Balance, September 30, 2003

      1,208,994       $ 1,209

$ 26,983

$(31,441)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER, 2003 AND 2002

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

TO SEPTEMBER 30, 2003

 For the period

          December 31, 1993

    For the

    For the

     (Quasi –

Nine Months

Nine Months

Reorganization)

     Ended

     Ended

     Through

September 30,

September 30,

September 30,

      2003

      2002

          2003

Cash flows from

 operating activities:

  Net loss

   $ (3,713)

    $(3,452)

       $(31,441)

Adjustments to

 reconcile net income

 to cash provided by

 operating activities:

  Contribution from

   Shareholder

               --

           --

          17,282

Common stock issued

   for services

               --

           --

            5,000

  Increase in

   accounts payable

          3,676

      3,425

            5,302

Net cash used

  by operating

  activities:

            (37)

         (27)

          (3,857)

Cash flows from

  investing activities:

    Cash received in

      acquisition of subsidiary

              --

            --

             910

Cash flows from

  financing activities:

    Issuance of common stock

              --

            --

          5,000

Net increase

  (decrease) in cash

         (37)

         (27)

          2,053

Cash, beginning

  of period

       2,090

        2,127

                --

Cash, end of period

   $  2,053

     $ 2,100

       $  2,053

Interest paid

   $        --

     $       --

       $        --

Income taxes paid

   $        --

     $       --

       $        --

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Summary of Business and Significant Accounting Policies

a.

Summary of Business

The Company was incorporated under the laws of the State of Nevada on December 23, 1985.  The Company was formed to pursue business opportunities.  The Company was unsuccessful in its operations.  During 1993, Management determined it was in the best interest of the Company to discontinue its previous operations.  The Company is considered to have re-entered into a new development stage on December 31, 1993.  Because the Company discontinued its previous operations and is selling new potential business opportunities, the Company adopted quasi-reorganization accounting procedures to provide the Company a “fresh start” for accounting purposes.

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

a.

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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Financial Statements - Continued

2.

Quasi-Reorganization

December 7, 2000, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures.  Quasi-reorganization accounting allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital.  Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a “fresh start” for accounting purposes.  The Company is also considered as re-entering a new development stage on December 31, 1993, as it discontinued all of its previous operations.  These financial statements have been restated to reflect the change.

3.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

4.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At September 30, 2003, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At September 30, 2003, there are no options or warrants outstanding to acquire the Company’s common stock.

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

Result of Operations, Three Month and Nine Month Periods Ended September 30, 2003 and 2002

The Company generated no revenue during the three month and nine month periods ended September 30, 2003 and 2002.

General and administrative expenses for the three months ended September 30, 2003 were $401 compared to general and administrative expenses of $1,058 during the three months ended September 30, 2002.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $101 for the three months ended September 30, 2003 and a net loss $1,058 for the comparable period in 2002.

Expenses for the nine months ended September 30, 2003 were $3,713 compared to general and administrative expenses of $3,452 during the nine months ended September 30, 2002.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $3,713 for the nine months ended September 30, 2003 and a net loss $3,452 for the comparable period in 2002.

Cumulative net loss from quasi-reorganization on December 31, 1993 through September 30, 2003 was $31,441.

Liquidity and Capital Resources

At September 30, 2003, the Company’s total assets consisted of $2,053 in cash.  Total current liabilities at September 30, 2003 consisted of $5,302 in accounts payable.  At December 31, 2002, the Company had total assets consisting of $2,090 in cash and total liabilities consisting of $1,626 in accounts payable.

The Company has no material commitments for the next twelve months and believes that its current liquidity needs can be met with the cash on hand.  In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that should it become necessary, it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.    Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we maintain proper and effective procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  No reports on Form 8-K were filed by FrameWaves during the quarter ended September 30, 2003.

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

FRAMEWAVES, INC.

Date: November 5, 2003

/s/Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: November 5, 2003

/s/ Susan Santage

Susan Santage

Chief Financial Officer