Form 10KSB
period 2003-12-31
FRAMEWAVES INC
filed 2004-03-23
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  fiscal  year  ended  December  31,  2003

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

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV. There was a minimal market and limited trading volume for the issuer's common stock during fiscal year 2003. The aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2003 is deemed to be $12,725.

At December 31, 2003, the Registrant had outstanding 1,208,994 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  None.



                                                FRAMEWAVES, INC.
                                                  FORM 10-KSB
                                                DECEMBER 31, 2002
                                                     INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     5

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

          Item 8A. Controls and Procedures                                                      8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                8

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              9

          Item 12.  Certain Relationships and Related Transactions                             10

          Item 13.  Exhibits and Reports on Form 8-K                                           10

          Item 14.  Principal Accountant Fees and Services                                     10

          Signatures                                                                           12

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

GOVERNMENTAL  REGULATION

There is no meaningful government regulation that directly affects FrameWaves' business. However, FrameWaves' potential suppliers are subject to federal, state, local or foreign environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing frame products. Management believes that it is reasonably likely that the trend in environmental litigation and regulation will continue toward stricter standards and that changes in the laws and regulations could indirectly affect FrameWaves in the form of higher purchasing costs.

COMPETITION

The custom framing industry is highly competitive, and includes a large number of wholesale, retail and other specialized competitors, none of which dominate the market. A number of the companies competing directly with FrameWaves have superior knowledge and experience, including established contacts and networks, as well as financial and other resources greater than those of the Company. These factors create a highly competitive environment in which the Company's future customers will continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for ongoing improvements in customer service.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV. There is currently no trading volume for our securities. At December 31, 2003, the Company had 472 shareholders owning 1,208,994 shares of FrameWaves' issued and outstanding common stock, of which 68,994 are free trading. The balance are restricted stock as that term is used in Rule 144.




                                  CLOSING BID    CLOSING ASK

2003                              HIGH   LOW     HIGH    LOW
January 2 through March 31 . . .   .10    .10      3        3

April 1 through June 30. . . . .   .15    .10      3        3

July 1 through September 30. . .   .11    .10      3.05     3

October 1 through December 31. .   .11    .11      3.05     3.05


                                  CLOSING BID    CLOSING ASK

2002                              HIGH   LOW     HIGH    LOW

May 10 (first available) through
June 28. . . . . . . . . . . . .   .25    .20      1.50     1.25

July 1 through September 30. . .   .25    .25      1.50     1.50

October 1 through December 31. .   .35    .10      3.00     1.50

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

YEARS  ENDED  DECEMBER  31,  2003  AND  2002

The Company did not generate any revenue during the years ended December 31, 2003 and 2002.

General and administrative expenses at December 31, 2003 were $5,955 compared to general and administrative expenses of $5,366 for the year ended December 31, 2002. Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $5,955 for the year ended December 31, 2003 and $5,366 for the year ended December 31, 2002. The Company's net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company's public reports.

YEARS  ENDED  DECEMBER  31,  2002  AND  2001

The Company did not generate any revenue during the year ended December 31, 2002 compared to revenue of $1,267 for the year ended December 31, 2001.

General and administrative expenses at December 31, 2002 were $5,366 compared to general and administrative expenses of $7,250 for the year ended December 31, 2001. Expenses in both years were largely due to accounting, legal and other professional costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2003, assets consisted of $2,040 in cash. Liabilities consisted of $2,617 in accounts payable leaving the Company without any working capital. At December 31, 2002, the Company's assets consisted of $2,090 in cash. Liabilities in 2002 consisted of $1,626 in accounts payable.

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $6,000. Management believes that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.


Name                Age              Positions                  Since
------------------  ---  ---------------------------------  --------------


Thomas A. Thomsen.   28  President and Director             November, 2000

Dianne Hatton-Ward   47  Vice President and Director        November, 2000

Susan Santage. . .   42  Secretary/ Treasurer and Director  November, 2000

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,208,994 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Name and Address of Directors,                 Amount and Nature of  Percent of Class of
Executive Officers and 5% Beneficial Owners    Beneficial Ownership      Common Stock

Thomas A. Thomsen  (1) (2). . . . . . . . . .                86,285                  7.1%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Dianne Hatton-Ward  (1) . . . . . . . . . . .               333,333                 27.6%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Susan Santage  (1). . . . . . . . . . . . . .               333,333                 27.6%
1981 East 4800 South, Suite 100
Salt Lake City, Utah  84117

Directors and Executive Officers as a Group:.             1,102,951                 62.3%
Three Persons

(1)  Officer  and  director  of  the  Company.
(2) Mr. Thomsen owns 83,334 shares directly, and 2,951 shares indirectly through European Holdings, Inc. Mr. Thomsen owns and controls European Holdings, Inc.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A. Thomsen, an officer and director of the Company. The Company does not pay rent for this office space.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


Exhibit  Title                                                      Location

   31.1  Certification of the Principal Executive Officer. . . . .  Attached
         pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002

   31.2 Certification of the Principal Financial Officer pursuant Attached to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of the Principal Executive Officer. . . . .  Attached
         pursuant to U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of the Principal Financial Officer pursuant Attached to U.S.C. Section 1350 as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002

REPORTS  ON  FORM  8-K

FrameWaves did not file any reports on Form 8-K during the last three months of the period reflected by this report.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit  Fee
----------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary's annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,130 for fiscal year ended 2002 and $2,335 for fiscal year ended 2003.

Audit-Related  Fees
-------------------

There  were no fees for other audit related services for fiscal year ended 2003.

Tax  Fees
---------

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All  Other  Fees
----------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FRAMEWAVES,  INC.


Date: March 18,  2004              /s/  Thomas  A.  Thomsen
                                   -------------------------
                                   Thomas  A.  Thomsen
                                   Chief  Executive  Officer




Date: March 18,  2004              /s/  Susan  Santage
                                   -------------------------
                                   Susan  Santage
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 18,  2004              /s/  Thomas  A.  Thomsen
                                   -------------------------
                                   Thomas  A.  Thomsen
                                   Director


Date: March 18,  2004              /s/  Susan  Santage
                                   -------------------------
                                   Susan  Santage
                                   Director


Date: March 18,  2004              /s/  Dianne  Hatton-Ward
                                   ------------------------
                                   Dianne  Hatton-Ward
                                   Director



         FRAMEWAVES,  INC.  AND  SUBSIDIARY
          (A  Development  Stage  Company)

                 TABLE  OF  CONTENTS

                                                  Page
                                                  ----
Independent Auditor's Report. . . . . . . . . . .  14

Financial Statements:

  Consolidated Balance Sheets . . . . . . . . . .  15

  Consolidated Statements of Operations . . . . .  16

  Consolidated Statements of Stockholders' Equity  17

  Consolidated Statements of Cash Flows . . . . .  19

 Notes to Consolidated Financial Statements . . .  21

INDEPENDENT  AUDITOR'S  REPORT


To the Board of Directors and Stockholders of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.





Salt  Lake  City,  Utah
March  6,  2004



                        FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2003 and 2002



                                       December 31,    December 31,
                                           2003            2002
                                      --------------  --------------

Assets
------------------------------------

Current Assets:
Cash . . . . . . . . . . . . . . . .  $       2,040   $       2,090
                                      --------------  --------------

Total current assets . . . . . . . .  $       2,040   $       2,090
                                      --------------  --------------

Total Assets . . . . . . . . . . . .  $       2,040   $       2,090
                                      ==============  ==============


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
Accounts payable . . . . . . . . . .  $       2,617   $       1,626
                                      --------------  --------------

Total current liabilities. . . . . .          2,617           1,626
                                      --------------  --------------


Stockholders' Equity:
     Common stock, $.001 par value
    100,000,000 shares authorized,
    1,208,994 issued and outstanding          1,209           1,209

Additional paid-in capital . . . . .         31,897          26,983

Deficit accumulated during the
    development stage. . . . . . . .        (33,683)        (27,728)
                                      --------------  --------------

Total stockholders' equity . . . . .           (577)            464
                                      --------------  --------------

Total Liabilities and Stockholders'
Equity . . . . . . . . . . . . . . .  $       2,040   $       2,090
                                      ==============  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



     FRAMEWAVES,  INC.  AND  SUBSIDIARY
          (A  Development  Stage  Company)

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                              For the period
                                                               December 31,
                                                                  1993
                                                                (Quasi -
                                                              Reorganization)
                                                                Through
                                                              December 31,
                         2003         2002          2001          2003


Revenues. . . . . .  $        --   $       --   $     1,267   $     1,267

Expenses, general
and administrative.        5,955        5,366         7,250        34,950
                     ------------  -----------  ------------  ---------------

Operating loss. . .       (5,955)      (5,366)       (5,983)      (33,683)

Other income
  (expense) . . . .   __      --    __     --    __      --    __      --
                     ------------  -----------  ------------  ---------------

Net Loss. . . . . .  $    (5,955)  $   (5,366)  $    (5,983)  $   (33,683)
                     ============  ===========  ============  ===============

Net loss per share.  $        --   $       --   $        --   $      (.03)
                     ============  ===========  ============  ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                        FRAMEWAVES,  INC.  AND  SUBSIDIARY
                         (A  Development  Stage  Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                  Deficit
                                                                  Accumulated
                                                      Additional  During  the
                                   Common  Stock       Paid-in    Development
                                  ------------------
                                   Shares    Amount    Capital     Stage
                                  ---------  -------  ----------  -------------
Balance, December 31, 1993 . . .     65,600  $    66  $    (66)   $     --

Net loss accumulated for
the period December 31, 1993
  (quasi-reorganization)
  through December 31, 1999. . .         --       --        --          --

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000. . . . . .    100,000      100     9,900          --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder. . . .         --       --     9,817          --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on
  December 27, 2000. . . . . . .  1,000,000    1,000       (90)         --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000. .     42,969       43       (43)         --

Net loss for the year
  ended December 31, 2000. . . .         --       --        --     (16,379)
                                  ---------  -------  ----------  -------------
Balance, December 31, 2000 . . .  1,208,569  $ 1,209  $ 19,518    $(16,379)
                                  =========  =======  ==========  =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                                   FRAMEWAVES, INC. AND SUBSIDIARY
                                    (A Development Stage Company)

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                          YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                     Deficit
                                                                                   Accumulated
                                                                    Additional     During  the
                                      Common  Stock                  Paid-in       Development
                                Shares              Amount            Capital        Stage
                             -------------  ----------------------  -----------  --------------
Balance, December 31, 2000.      1,208,569  $                1,209  $    19,518  $     (16,379)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder .             --                      --        2,121             --

Common stock issued due
  to stock split adjustment            425                      --           --             --

Net loss for the year
  ended December 31, 2001 .             --                      --           --         (5,983)
                             -------------  ----------------------  -----------  --------------

Balance, December 31, 2001.      1,208,994                   1,209       21,639        (22,362)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder .             --                      --        5,344              --

Net loss for the year
  ended December 31, 2002 .             --                      --           --        (5,366)
                             -------------  ----------------------  -----------  --------------

Balance, December 31, 2002.      1,208,994                   1,209       26,983        (27,728)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder .             --                      --        4,914             --

Net loss for the year
  ended December 31, 2003 .             --                      --           --        (5,955)
                             -------------  ----------------------  -----------  --------------

Balance, December 31, 2003.      1,208,994  $                1,209  $    31,897  $     (33,683)
                             =============  ======================  ===========  ==============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                        FRAMEWAVES,  INC.  AND  SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                           For the period
                                                           December 31,1993
                                                             (Quasi  -
                                                           Reorganization)
                                                             Through
                                                           December 31,
                              2003      2002      2001        2003
                            --------  --------  --------  ----------------
Cash flows from
  operating activities:
    Net loss . . . . . . .  $(5,955)  $(5,366)  $(5,983)  $     (33,683)

Adjustments to
  reconcile net income
  to cash provided by
  operating activities:
    Contribution from
      shareholder. . . . .    4,914     5,344     2,121          22,196

    Common stock issued
      for services . . . .       --        --        --           5,000

    Increase (decrease) in
      accounts payable . .      991       (15)       79           2,617
                            --------  --------  --------  ----------------

Net cash used
by operating
activities:. . . . . . . .      (50)      (37)   (3,783)         (3,870)
                            --------  --------  --------  ----------------

Cash flows from
investing activities:
  Cash received in
        acquisition of
        subsidiary . . . .       --        --        --             910
                            --------  --------  --------  ----------------

Cash flows from
financing activities:
  Issuance of
   common stock. . . . . .       --        --        --           5,000
                            --------  --------  --------  ----------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.



                        FRAMEWAVES,  INC.  AND  SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                      For  the  period
                                                       December  31,
                                                     1993  (Quasi  -
                                                     Reorganization)
                                                          Through
                                                      December  31,
                          2003     2002      2001          2003
                         -------  -------  --------  -----------------
Net increase (decrease)
  in cash . . . . . . .     (50)     (37)   (3,783)         2,040

Cash, beginning
of period . . . . . . .   2,090    2,127     5,910             --
                         -------  -------  --------  -----------------

Cash, end of period . .  $2,040   $2,090   $ 2,127   $      2,040
                         =======  =======  ========  =================

Interest paid . . . . .  $   --   $   --   $    --   $         --
                         =======  =======  ========  =================

Income taxes paid . . .  $   --   $   --   $    --   $         --
                         =======  =======  ========  =================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

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

4.   Amended  Articles  of  Incorporation
     ------------------------------------

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2003, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance  of  Common  Stock
     ---------------------------

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.   Stock  Options  and  Warrants
     -----------------------------

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2003, there are no options or warrants outstanding to acquire the Company's common stock.

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

8.   Income  Taxes
     -------------

     The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $33,683 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2023. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.