Form 10QSB
period 2004-03-31
FRAMEWAVES INC
filed 2004-05-07
CIK 788611

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                        Commission file number: 33-2783-S

                                FRAMEWAVES, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                      87-699977
(State  or other jurisdiction of            (IRS Employer Identification  No.)
incorporation  or  organization)


          1981 EAST 4800 SOUTH, SUITE 100, SALT LAKE CITY, UTAH, 84117
                    (Address of principal executive offices)

                                 (801) 272-9294
                           (Issuer's telephone number)

                                 Not Applicable
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 1,208,994 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



FORM  10-QSB
                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
PART I..  Financial Information

Item 1.   Consolidated Financial Statements                                    3

          Consolidated Balance Sheet - March 31, 2004 (unaudited)              3

          Consolidated Statements of Operations - Three-Month Period Ended
          March 31, 2004 (unaudited) and March 31, 2003 (unaudited)            4

          Consolidated Statements of Stockholders' Equity -  Three-Month
          Period Ended  March 31, 2004 (unaudited)                             5

          Consolidated Statements of Cash Flows - Three-Month Period Ended
          March 31, 2004 (unaudited)                                           7

          Notes to Financial Statements -  March 31, 2004 (unaudited)          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      11

Item 3.   Controls and Procedures                                             12

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    14

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                      MARCH 31, 2004 AND DECEMBER 31, 2003



                                       March 31,    December 31,
Assets                                   2004           2003
------------------------------------  -----------  --------------


Current Assets:
Cash . . . . . . . . . . . . . . . .  $    2,015   $       2,040
                                      -----------  --------------

Total current assets . . . . . . . .       2,015           2,040
                                      -----------  --------------

Total Assets . . . . . . . . . . . .  $    2,015   $       2,040
                                      ===========  ==============


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
Accounts payable . . . . . . . . . .  $    4,222   $       2,617
                                      -----------  --------------

Total current liabilities. . . . . .       4,222           2,617
                                      -----------  --------------


Stockholders' Equity:
Common stock, $.001 par value
 100,000,000 shares
     authorized, 1,208,994
     issued and outstanding. . . . .       1,209           1,209
Additional paid-in capital . . . . .      31,897          31,897
Deficit accumulated during the
 development stage . . . . . . . . .     (35,313)        (33,683)
                                      -----------  --------------

Total Stockholders' Equity . . . . .      (2,207)           (577)
                                      -----------  --------------

Total Liabilities and Stockholders'
Equity . . . . . . . . . . . . . . .  $    2,015   $       2,040
                                      ===========  ==============

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                       For the  period
                                                        December  31,
                                                              1993
                          For the         For the          (Quasi-
                        Three Months    Three Months   Reorganization)
                           Ended           Ended           Through
                         March 31,       March 31,        March 31,
                            2004            2003             2004
                       --------------  --------------  ----------------


Revenues. . . . . . .  $          --   $          --   $         1,267

Expenses, general
  and administrative.          1,630           2,211            36,580
                       --------------  --------------  ----------------

  Operating loss. . .         (1,630)         (2,211)          (35,313)

Other income
  (expense) . . . . .             --              --                --
                       --------------  --------------  ----------------

  Net Loss. . . . . .  $      (1,630)  $      (2,211)  $       (35,313)
                       ==============  ==============  ================

Net loss per share. .  $          --   $          --   $          (.09)
                       ==============  ==============  ================

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2004

                                                                              Deficit
                                                                            Accumulated
                                                             Additional     During  the
                                      Common  Stock          Paid-in        Development
                                  ----------------------
                                     Shares   Amount         Capital           Stage
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 1993 . . .     65,600  $     66      $       (66)     $     --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 2001. . .         --        --               --        (22,362)

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000. . . . . .    100,000       100             9,900            --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder. . . .         --        --            11,938            --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27,
  2000                            1,000,000     1,000              (90)             --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000. .     43,394        43              (43)            --
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 2001 . . .  1,208,994  $  1,209     $      21,639    $  (22,362)

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2004


                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During  the
                                   Common  Stock    Paid-in      Development
                                 -----------------
                                 Shares    Amount   Capital      Stage
                               ---------  --------  ----------  ------------
Balance, December 31, 2001 .   1,208,994  $  1,209  $   21,639  $   (22,362)


Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       5,344           --

Net loss for the year ended
   December 31, 2002. . . . .         --        --          --        (5,336)
                               ---------  --------  ----------  -------------

Balance, December 31, 2002. .  1,208,994     1,209      26,983       (27,728)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       4,914           --

Net loss for the year
  ended December 31, 2003 . .         --        --          --       (5,955)
                               ---------  --------  ----------  -------------

Balance, December 31, 2003. .  1,208,994     1,209      31,897      (33,683)

Net loss for the three months
  ended March 31, 2004. . . .         --        --          --       (1,630)
                               ---------  --------  ----------  -------------

Balance, March 31, 2004 . . .  1,208,994  $  1,209     $31,897      $(35,313)
                               =========  ========  ==========  =============

    The accompanying notes are an integral part of the financial statements.



                        FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                                                      For the  period
                                                                      December  31,
                                                                          1993
                                         For  the        For  the        (Quasi  -
                                       Three Months    Three Months   Reorganization)
                                          Ended           Ended           Through
                                        March 31,       March 31,        March 31,
                                           2004            2003            2004
                                      --------------  --------------  ----------------

Cash flows from
  operating activities:
  Net loss . . . . . . . . . . . . .  $      (1,630)  $      (2,211)  $       (35,313)

Adjustments to
  reconcile net income to cash
  provided by operating activities:
    Contribution from
      shareholder. . . . . . . . . .             --              --            22,196
    Common stock issued
      for services . . . . . . . . .             --              --             5,000
    Increase in
      accounts payable . . . . . . .          1,605            2,199            4,222
                                      --------------  --------------  ----------------

  Net cash used
    by operating
    activities:. . . . . . . . . . .            (25)            (12)           (3,895)
                                      --------------  --------------  ----------------

Cash flows from
  investing activities:
    Cash received in
  acquisition of subsidiary. . . . .             --              --               910
                                      --------------  --------------  ----------------

Cash flows from
  financing activities:
  Issuance of
    common stock . . . . . . . . . .             --              --             5,000
                                      --------------  --------------  ----------------

Net increase (decrease)  in cash               (25)            (12)             2,015

Cash, beginning of period. . . . . .          2,040           2,090                --
                                      --------------  --------------  ----------------

Cash, end of period. . . . . . . . .  $       2,015   $       2,078   $         2,015
                                      ==============  ==============  ================

Interest paid. . . . . . . . . . . .  $          --   $          --   $            --
                                      ==============  ==============  ================

Income taxes paid. . . . . . . . . .  $          --   $          --   $            --
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

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes  to  Financial  Statements  (Continued)
---------------------------------------------

2.   Quasi-Reorganization  (Continued)
     ---------------------------------

     The Company is also considered as re-entering a new development stage on December 31, 1993, as it discontinued all of its previous operations. These financial statements have been restated to reflect the change.

3.   Stock  Split
     ------------

     On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholders' ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

     The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

4.   Amended  Articles  of  Incorporation
     ------------------------------------

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At March 31, 2004, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance  of  Common  Stock
     ---------------------------

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.   Stock  Options  and  Warrants
     -----------------------------

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2004, there are no options or warrants outstanding to acquire the Company's common stock

7.   Acquisition  of  Subsidiary
     ---------------------------

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

                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes  to  Financial  Statements  (Continued)
---------------------------------------------

7.   Acquisition  of  Subsidiary  (Continued)
     ----------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

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

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

The Company generated no revenue during the three month period ended March 31, 2004 and 2003.

General and administrative expenses for the three months ended March 31, 2004 were $1,630 compared to general and administrative expenses of $2,211 during the three month period ended March 31, 2003. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $1,630 for the three months ended March 31, 2004 and a net loss $2,211 for the comparable period in 2003.

Cumulative net loss from quasi-reorganization on December 31, 1993 through March 31, 2004 was $35,313.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company's total assets consisted of $2,015 in cash. Total current liabilities at March 31, 2004 consisted of $4,222 in accounts payable. At December 31, 2003, the Company had total assets consisting of $2,040 in cash and total liabilities consisting of $2,617 in accounts payable.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by FrameWaves during the quarter ended March 31, 2004.


Exhibits:

EXHIBIT  TITLE                                                                    LOCATION
NUMBER
31.1     Certification of Chief Executive Officer pursuant to section 302 of the  Attached
         Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to section 302 of the  Attached
         Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to section 906 of the  Attached
         Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to section 906 of the  Attached
         Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FRAMEWAVES,  INC.



Date: May 6, 2004                         By: /s/ Thomas  A.  Thomsen
                                          ---------------------------
                                          Thomas  A.  Thomsen
                                          President
                                          Chief  Executive  Officer


Date: May 6, 2004                         By: /s/ Susan  Santage
                                          ---------------------------
                                          Susan  Santage
                                          Chief  Financial  Officer