Form 10QSB
period 2004-06-30
FRAMEWAVES INC
filed 2004-08-12
CIK 788611

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 1,208,994 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                     FORM 10-QSB
                                  FRAMEWAVES, INC.
                                        INDEX


                                                                                Page
PART I.   Financial Information
          Item 1.  Unaudited Financial Statements                                  3

          Consolidated Balance Sheets - June 30, 2004 and December 31, 2003        3

          Consolidated Statements of Operations for the Three and Six Months
          Ended June 30, 2004 and 2003, and for the period December 31, 1993
          (Quasi-Reorganization) Through June 30, 2004                             4

          Consolidated Statements of Stockholders' Equity for the Period
          December 31, 1993 (Quasi-Reorganization) Through June 30, 2004         5-6

          Consolidated Statements of Cash Flows for the Six Months Ended June
          30, 2004 and 2003, and for the period December 31, 1993 (Quasi-
          Reorganization) Through June 30, 2004                                    7

          Notes to Consolidated Financial Statements                            8-10

          Item 2.  Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                    11

          Item 3.  Controls and Procedures                                        12
PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                               13

          Signatures                                                              13

(Inapplicable  items  have  been  omitted)

                                     PART I.

FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)



               FRAMEWAVES, INC. AND SUBSIDIARY

               (A Development Stage Company)

                 CONSOLIDATED BALANCE SHEETS

             JUNE 30, 2004 AND DECEMBER 31, 2003



                                       June 30,    December 31,
Assets                                   2004          2003
------------------------------------  ----------  --------------

Current Assets:
Cash . . . . . . . . . . . . . . . .  $   2,002   $       2,040
                                      ----------  --------------

Total current assets . . . . . . . .      2,002           2,040
                                      ----------  --------------

Total Assets . . . . . . . . . . . .  $   2,002   $       2,040
                                      ==========  ==============


Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
Accounts payable . . . . . . . . . .  $   6,791   $       2,617
                                      ----------  --------------

Total current liabilities. . . . . .      6,791           2,617
                                      ----------  --------------


Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
    authorized, 1,208,994
    issued and outstanding . . . . .      1,209           1,209
Additional paid-in capital . . . . .     31,897          31,897
Deficit accumulated during the
development stage. . . . . . . . . .    (37,895)        (33,683)
                                      ----------  --------------

Total Stockholders' Equity . . . . .     (4,789)           (577)
                                      ----------  --------------

Total Liabilities and Stockholders'
Equity . . . . . . . . . . . . . . .  $   2,002   $       2,040
                                      ==========  ==============


    The accompanying notes are an integral part of the financial statements.



                                       FRAMEWAVES,  INC.  AND  SUBSIDIARY
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)
                                              THROUGH JUNE 30, 2004

                                                                                                   For  The Period
                                                                                                   December  31,
                                                                                                        1993
                                 For  The          For  The         For  The         For  The         (Quasi-
                               Three  Months    Three  Months     Six  Months      Six  Months     Reorganization)
                                   Ended            Ended            Ended            Ended           Though
                               June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003    June 30, 2004
                              ---------------  ---------------  ---------------  ---------------  ---------------


Revenues . . . . . . . . . .  $           --   $           --   $           --   $           --   $        1,267

Expenses, general
and administrative . . . . .           2,582            1,101            4,212            3,312           39,162
                              ---------------  ---------------  ---------------  ---------------  ---------------

Operating Loss . . . . . . .          (2,582)          (1,101)          (4,212)          (3,312)         (37,895)

Other Income . . . . . . . .              --               --               --               --               --
                              ---------------  ---------------  ---------------  ---------------  ---------------
(Expense)

Net Loss . . . . . . . . . .  $       (2,582)  $       (1,101)  $       (4,212)  $       (3,312)  $      (37,895)
                              ===============  ===============  ===============  ===============  ===============

Net Loss per Share . . . . .  $           --   $           --   $           --   $           --   $         (.08)
                              ===============  ===============  ===============  ===============  ===============



    The accompanying notes are an integral part of the financial statements.



                         FRAMEWAVES, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2004


                                                                              Deficit
                                                                            Accumulated
                                                             Additional     During  the
                                      Common  Stock          Paid-in        Development
                                  ----------------------
                                     Shares   Amount         Capital           Stage
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 1993 . . .     65,600  $     66      $       (66)     $     --

Net loss accumulated for
  the period December 31, 1993
  (quasi-reorganization)
  through December 31, 2001. . .         --        --               --        (22,362)

Common stock issued for cash
  and services at $.10/ share
  on November 3, 2000. . . . . .    100,000       100             9,900            --

Contribution by shareholder
  for Company expenses paid
  directly by shareholder. . . .         --        --            11,938            --

Common stock issued in
  acquisition of subsidiary,
  Corners, Inc. on December 27,
  2000                            1,000,000     1,000              (90)             --

Common stock issued due to
  rounding up shareholders with
  less than 100 shares after
  100 for 1 reverse stock split
  effective December 27, 2000. .     43,394        43              (43)            --
                                  ---------  -----------  ---------------  -------------

Balance, December 31, 2001 . . .  1,208,994  $  1,209     $      21,639    $  (22,362)
                                  =========  ===========  ===============  =============


                     The accompanying notes are an integral
                        part of the financial statements.



                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

            FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)
                              THROUGH JUNE 30, 2004


                                                                 Deficit
                                                                 Accumulated
                                                    Additional   During  the
                                   Common  Stock    Paid-in      Development
                                 -----------------
                                 Shares    Amount   Capital      Stage
                               ---------  --------  ----------  ------------
Balance, December 31, 2001 .   1,208,994  $  1,209  $   21,639  $   (22,362)


Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       5,344           --

Net loss for the year ended
   December 31, 2002. . . . .         --        --          --        (5,336)
                               ---------  --------  ----------  -------------

Balance, December 31, 2002. .  1,208,994     1,209      26,983       (27,728)

Contribution by shareholder
  for Company expenses paid
  directly by shareholder . .         --        --       4,914           --

Net loss for the year
  ended December 31, 2003 . .         --        --          --       (5,955)
                               ---------  --------  ----------  -------------

Balance, December 31, 2003. .  1,208,994     1,209      31,897      (33,683)

Net loss for the six months
  ended  June 30, 2004. . . .         --        --          --       (4,212)
                               ---------  --------  ----------  -------------

Balance,  June 30, 2004 . . .  1,208,994  $  1,209     $31,897      $(37,895)
                               =========  ========  ==========  =============

                     The accompanying notes are an integral
                        part of the financial statements.



                         FRAMEWAVES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
             AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)
                                TO JUNE 30, 2004


                                                                      For the  period
                                                                      December  31,
                                                                          1993
                                         For  the        For  the        (Quasi  -
                                        Six  Months     Six  Months   Reorganization)
                                          Ended           Ended           Through
                                        June  30,       June  30,        June  30,
                                           2004            2003            2004
                                      --------------  --------------  ----------------

Cash flows from
  operating activities:
  Net loss . . . . . . . . . . . . .  $      (4,212)  $      (3,312)  $       (37,895)

Adjustments to reconcile
   net income to cash provided by
   operating activities:
    Contribution from
      shareholder. . . . . . . . . .             --              --            22,196
    Common stock issued
      for services . . . . . . . . .             --              --             5,000
    Increase in
      accounts payable . . . . . . .          4,174            3,288            6,791
                                      --------------  --------------  ----------------

  Net cash used
    by operating
    activities:. . . . . . . . . . .            (38)            (24)           (3,908)
                                      --------------  --------------  ----------------

Cash flows from
  investing activities:
    Cash received in
  acquisition of subsidiary. . . . .             --              --               910
                                      --------------  --------------  ----------------

Cash flows from
  financing activities:
  Issuance of common stock . . . . .             --              --             5,000
                                      --------------  --------------  ----------------

Net increase (decrease)  in cash               (38)            (24)             2,002

Cash, beginning of period. . . . . .          2,040           2,090                --
                                      --------------  --------------  ----------------

Cash, end of period. . . . . . . . .  $       2,002   $       2,066   $         2,002
                                      ==============  ==============  ================

Interest paid. . . . . . . . . . . .  $          --   $          --   $            --
                                      ==============  ==============  ================

Income taxes paid. . . . . . . . . .  $          --   $          --   $            --
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


2.   Quasi-Reorganization
     --------------------

     December 7, 2000, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures. Quasi-reorganization accounting allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital. Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a "fresh start" for accounting purposes. The Company is also considered as re-entering a new

    Quasi-Reorganization
    --------------------

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

4.   Amended  Articles  of  Incorporation
     ------------------------------------

     On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At June 30, 2004, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance  of  Common  Stock
     ---------------------------

     On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.  Stock  Options  and  Warrants
    -----------------------------

     The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At June 30, 2004, there are no options or warrants outstanding to acquire the Company's common stock.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

The Company generated no revenue during the three and six-month periods ended June 30, 2004 and 2003.

General and administrative expenses for the three months ended June 30, 2004 were $2,582 compared to general and administrative expenses of $1,101 during the three-month period ended June 30, 2003. General and administrative expenses for the six-month period ended June 30, 2004 were $4,212 compared to general and administrative expenses of $3,312 during the six-month period ended June 30 , 2003. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. As a result of these factors, the Company realized a net loss of $2,582 and $4,212 respectively for the three and six-month periods ended June 30, 2004 and a net loss of $1,101 and 3,312 for the comparable periods in 2003.

Cumulative net loss from quasi-reorganization on December 31, 1993 through June 30, 2004 was $37,895.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company's total assets consisted of $2,002 in cash. Total current liabilities at June 30, 2004 consisted of $6,791 in accounts payable. At December 31, 2003, the Company had total assets consisting of $2,040 in cash and total liabilities consisting of $2,617 in accounts payable.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed by FrameWaves during the quarter ended June 30, 2004.


Exhibits:

EXHIBIT  TITLE                                                                    LOCATION
NUMBER
31.1     Certification of Chief Executive Officer pursuant to section 302 of the  Attached
          Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer pursuant to section 302 of the  Attached
          Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer pursuant to section 906 of th.  Attached
         e Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer pursuant to section 906 of the  Attached
          Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FRAMEWAVES,  INC.



Date:  August  11,  2004                         /s/Thomas  A.  Thompson
       -----------------                         -------------------------
                                                 Thomas  A.  Thomsen
                                                 President
                                                 Chief  Executive  Officer



Date:  August  11,  2004                         /s/Susan  Santage
       -----------------                         -------------------------
                                                 Susan  Santage
                                                 Chief  Financial  Officer