Form 10QSB
period 2004-09-30
FRAMEWAVES INC
filed 2004-11-12
CIK 788611

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 1,208,994 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003, and for the period December 31, 1993 (Quasi-Reorganization) Through September 30, 2004

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through September 30, 2004

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003, and for the period December 31, 1993 (Quasi-Reorganization) Through September 30, 2004

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-9 10 13
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	13
	Signatures	14

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     September 30,   December 31,

Assets

    2004           2003

Current Assets:

Cash

                            $ 1,429         $ 2,040

Total current assets                1,429           2,040

Total Assets                      $ 1,429         $ 2,040

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable                     $ 7,530         $ 2,617

Total current liabilities           7,530           2,617

Stockholders' Equity:

Common stock, $.001 par value

100,000,000 shares

    authorized, 1,208,994

    issued and outstanding               1,209           1,209

Additional paid-in capital            31,897          31,897

Deficit accumulated during the

development stage                  (39,207)        (33,683)

Total Stockholders' Equity         (6,101)           (577)

Total Liabilities and

  Stockholders' Equity            $ 1,429         $ 2,040

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2004

For The Period

December 31,

 1993

                             For The        For The       For The        For The        (Quasi-

                          Three Months    Three Months   Nine Months    Nine Months  Reorganization)

                          Ended           Ended         Ended         Ended           Through

                          September 30,   September 30, September 30,  September 30,   September 30,

                           2004            2003          2004           2003             2004

Revenues

$    --

   $    --     $    --

    $    --

$  1,267

Expenses, general

and administrative

  1,312

        401      5,524        3,713

  40,474

Operating Loss

 (1,312)

       (401)    (5,524)

     (3,713)

 (39,207)

Other Income

     --

         --         --           --

      --

(Expense)

Net Loss

$(1,312)

    $  (401)   $(5,524)

    $(3,713)

$(39,207)

Net Loss per Share

$    --

    $    --    $    --

    $    --

$   (.08)

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)

THROUGH SEPTEMBER 30, 2004

                Deficit

              Accumulated

Additional

    During the

    Common Stock

  Paid-in

    Development

  Shares     Amount       Capital        Stage

Balance, December 31, 1993

  65,600    $    66     $    (66)     $    --

Net loss accumulated for

the period December 31, 1993

(quasi-reorganization)

through December 31, 2001

      --         --           --       (22,362)

Common stock issued for cash

and services at $.10/ share

on November 3, 2000                100,000        100        9,900           --

Contribution by shareholder

  for Company expenses paid

  directly by shareholder                  --        --        11,938           --

Common stock issued in

  acquisition of subsidiary,

  Corners, Inc. on

  December 27, 2000                 1,000,000     1,000           (90)          --

Common stock issued due to

  rounding up shareholders with

  less than 100 shares after

  100 for 1 reverse stock split

  effective December 27, 2000          43,394        43           (43)           --

Balance, December 31, 2001          1,208,994   $ 1,209      $ 21,639      $(22,362)

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization)

THROUGH SEPTEMBER 30, 2004

                                                                             Deficit

                                                                           Accumulated

                                                          Additional       During the

                                   Common Stock             Paid-in        Development

                                 Shares     Amount          Capital           Stage

Balance, December 31, 2001     1,208,994   $ 1,209        $ 21,639         $(22,362)

Contribution by shareholder

  for Company expenses paid

directly by shareholder             --        --           5,344               --

Net loss for the year ended

  December 31, 2002                   --         --              --          (5,366)

Balance, December 31, 2002     1,208,994     1,209          26,983           27,728)

Contribution by shareholder

  for Company expenses paid

directly by shareholder             --        --           4,914              --

Net loss for the year

  ended December 31, 2003             --        --              --           (5,955)

Balance, December 31, 2003     1,208,994     1,209          31,897          (33,683)

Net loss for the nine months

  ended September 30, 2004            --        --              --           (5,524)

Balance, September 30, 2004    1,208,994   $ 1,209        $ 31,897         $(39,207)

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2004

               For the period

              December 31, 1993

    For the        For the        (Quasi-

  Nine Months    Nine Months   Reorganization)

                            Ended          Ended

 Through

 September 30,  September 30,   September 30,

     2004           2003            2004

Cash flows from

 operating activities:

  Net loss              $ (5,524)      $(3,713)       $(39,207)

Adjustments to

 reconcile net income

 to cash provided by

 operating activities:

  Contribution from

   shareholder                --            --          22,196

  Common stock issued

   for services               --            --           5,000

  Increase in

   accounts payable        4,913         3,676           7,530

Net cash used

  by operating

  activities:               (611)          (37)         (4,481)

Cash flows from

  investing activities:

    Cash received in

      acquisition of

      subsidiary              --            --             910

Cash flows from

  financing activities:

    Issuance of

     common stock             --            --           5,000

Net increase

  (decrease) in cash

 (611)          (37)          1,429

Cash, beginning

  of period                2,040         2,090              --

Cash, end of period     $  1,429       $ 2,053        $  1,429

Interest paid           $     --       $    --        $     --

Income taxes paid       $     --       $    --        $     --

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

Notes to Financial Statements - Continued

1.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

2.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At September 30, 2004, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At September 30, 2004, there are no options or warrants outstanding to acquire the Company’s common stock.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

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

Our History

FrameWaves, Inc. (the “Company” or “FrameWaves”) was originally incorporated under the name of Messidor Limited on December 23, 1985 as a development stage company for the purpose of engaging in all lawful transactions permitted under the State of Nevada, including the acquisition of various business opportunities to provide profit and maximize shareholder value.

On December 27, 2000, the shareholders, at a special meeting, changed the Company’s name from Messidor Limited to FrameWaves, Inc.  The shareholders also approved the acquisition of Corners, Inc. (“Corners”), a Nevada corporation, whereby the Company exchanged 1,000,000 shares of the Company’s common stock for all of Corner’s issued and outstanding shares of common stock.  Corners had incorporated on November 17, 1998 in the State of Nevada to provide custom framing for interior designers in conjunction with business contacts provided by Corners’ officers and directors.  Since its inception, Corners has had limited operations.

Our Business

FrameWaves originally intended to use Corners as an operating subsidiary and to actively pursue the custom framing business by utilizing Corners’ business contacts to procure contracts for future operations, and to engage in a comprehensive and aggressive marketing campaign, including but not limited to, soliciting unknown but potential business contacts through direct mailings, media, and other mediums that might generate leads to contracts for future operations.

As of the date of this report, Framewaves has been unsuccessful in implementing its business plan and has no ongoing operations.  Due to other obligations the Company’s officers and directors have been unable to devote adequate time to developing the business and have yet to engage in any contract negotiations with frame suppliers, interior designers or retail consumers. Framewaves has had only limited operations since inception, has not generated any revenues since the fourth quarter of 2001.

Management intends to continue pursuing their original plan of operation.  However, there is no assurance that the Company will ever successfully pursue or implement such a business plan. For these reasons, management believes that while it will continue to attempt to implement their framing industry business plan it is in the best interest of the Company and its shareholders to simultaneously seek, investigate, and if warranted, acquire an interest in a different business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

▪

available technical, financial and managerial resources;

▪

working capital and other financial requirements;

▪

the history of operations, if any;

▪

prospects for the future;

▪

the nature of present and expected competition;

▪

the quality and experience of management services which may be available and the depth of the management;

▪

the potential for further research, development or exploration;

▪

the potential for growth and expansion;

▪

the potential for profit;

▪

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

▪

descriptions of product, service and company history; management resumes;

▪

financial information;

▪

available projections with related assumptions upon which they are based;

▪

an explanation of proprietary products and services;

▪

evidence of existing patents, trademarks or service marks or rights thereto;

▪

present and proposed forms of compensation to management;

▪

a description of transactions between the prospective entity and its affiliates;

▪

relevant analysis of risks and competitive conditions;

▪

a financial plan of operation and estimated capital requirements;

▪

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003

The Company generated no revenue during the three and nine-month periods ended September 30, 2004 and 2003.

General and administrative expenses for the three months ended September 30, 2004 were $1,312 compared to general and administrative expenses of $401 during the three-month period ended September 30, 2003. General and administrative expenses for the nine-month period ended September 30, 2004 were $5,524 compared to general and administrative expenses of $3,713 during the nine-month period ended September 30, 2003. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $1,312 and $5,524 respectively for the three and nine-month periods ended September 30, 2004 and a net loss of $401 and 3,713 for the comparable periods in 2003.

Cumulative net loss from quasi-reorganization on December 31, 1993 through September 30, 2004 was $39,207.

Liquidity and Capital Resources

At September 30, 2004, the Company’s total assets consisted of $1,429 in cash.  Total current liabilities at September 30, 2004 consisted of $7,530 in accounts payable.  At December 31, 2003, the Company had total assets consisting of $2,040 in cash and total liabilities consisting of $2,617 in accounts payable.

The Company has no material commitments for the next twelve months. Currently the Company has a capital deficit and its current liquidity needs cannot be met with the cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements to meet its liquidity needs for the next twelve months.  However, there are no agreements or understandings to this effect.

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

No reports on Form 8-K were filed by FrameWaves during the quarter ended September 30, 2004.

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

FRAMEWAVES, INC.

Date: November 11, 2004

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: November 11, 2004

/s/ Susan Santage

Susan Santage

Chief Financial Officer