Form 10KSB/A
period 2003-12-31
FRAMEWAVES INC
filed 2004-12-20
CIK 788611

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

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

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There was a minimal market and limited trading volume for the issuer’s common stock during fiscal year 2003.  The aggregate market value of the issuer’s common stock held by non-affiliates at December 31, 2003 is deemed to be $12,725.

At December 31, 2003, the Registrant had outstanding 1,208,994 shares of common stock, par value $0.001.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None.

FRAMEWAVES, INC.

FORM 10-KSB

DECEMBER 31, 2002

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

		5 7 7 7 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 9 9 10 10 10
	Signatures	12

(Inapplicable items have been omitted)

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings ”Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I

AMENDMENT – This report is being amended solely to include a conformed signature on our Independent Auditors’ Report that was inadvertently left out of the original filing.

Item 1. Description of Business

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

FrameWaves’ principal product and service consists of providing customized frames to interior designers and retail consumers.  This will be accomplished by interfacing directly with designers and consumers where they will be presented with a selection of FrameWaves’ materials and styles in order to determine the type and quality of frame desired.  FrameWaves will then customize frames to the clients’ specifications.  Such customization might entail the ordering, designing, manufacturing, or the subcontracting of work in order to meet the clients’ needs.  This product and service will allow FrameWaves to be a complete and professional supplier of customized frames to the interior designers and retail customers.  However, the Company is a development stage company with no operations and has yet to engage in any contract negotiations with frame suppliers, interior designers or retail consumers.

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

Governmental Regulation

There is no meaningful government regulation that directly affects FrameWaves’ business.  However, FrameWaves’ potential suppliers are subject to federal, state, local or foreign environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing frame products.  Management believes that it is reasonably likely that the trend in environmental litigation and regulation will continue toward stricter standards and that changes in the laws and regulations could indirectly affect FrameWaves in the form of higher purchasing costs.

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

Management believes that competition in the custom framing industry is generally a function of timeliness of delivery, price, quality, reliability, product design, product availability and customer service.  Management further believes that FrameWaves can compete favorably with other custom framing companies by: (i) interfacing directly with designers and consumers and customizing frames to clients’  specifications; (ii) utilizing its officers’ business contacts, (iii) providing a broad range of products and services; and (iv) developing strong name recognition within the custom framing community.  However, the Company is in its development stage and has not yet entered into the market, and there is no assurance that the Company can successfully enter and compete in the custom framing market.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There is currently no trading volume for our securities.  At December 31, 2003, the Company had 472 shareholders owning 1,208,994 shares of FrameWaves’ issued and outstanding common stock, of which 68,994 are free trading.  The balance are restricted stock as that term is used in Rule 144.

CLOSING BID

CLOSING ASK

2003

High

Low

High

Low

January 2 through March 31

.10

.10

3

3

April 1 through June 30

.15

.10

3

3

July 1 through September 30

.11

.10

3.05

3

October 1 through December 31

.11

.11

3.05

3.05

CLOSING BID

CLOSING ASK

2002

High

Low

High

Low

May 10 (first available) through

June 28

.25

             .20

1.50

1.25

July 1 through September 30

.25

.25

1.50

1.50

October 1 through December 31

.35

.10

3.00

1.50

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

FrameWaves has not paid any dividends since its inception, and it is not likely that any dividends on its common stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of FrameWaves' Board of Directors, and will depend upon, among other things, the operating and financial condition of FrameWaves, its capital requirements and general business conditions.  Our ability to pay dividends is also subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.  There can be no assurance that any dividends on FrameWaves common stock will be paid in the future.

Recent Sales of Unregistered Securities.

The following is a detailed list of securities sold within the past three years without registration under the Securities Act.  All issuances are numerically reported in post-split form.

In December of 2000, the Company issued 42,969 shares pursuant to shareholder approval of a hundred (100) to one (1) reverse split of the Company’s issued and outstanding common stock whereby shareholder ownership that was fractionalized or reduced below a round lot of 100 shares were rounded up to the nearest whole share or round lot of 100 shares, respectively.

In December of 2000, the Company issued 1,000,000 shares of restricted common stock to officers and directors of the Company in exchange for 1,500 shares of Corners’ common stock.  The following table details the recipient’s name, amount of stock received, and consideration paid.  All shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

Name	Amount Received	Consideration Paid
Thomas A. Thomsen	333,334 shares	500 shares of Corners, Inc. common stock
Dianne Hatton-Ward	333,333 shares	500 shares of Corners, Inc. common stock
Susan Santage	333,333 shares	500 shares of Corners, Inc. common stock

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2003 and 2002

The Company did not generate any revenue during the years ended December 31, 2003 and 2002.

General and administrative expenses at December 31, 2003 were $5,955 compared to general and administrative expenses of $5,366 for the year ended December 31, 2002.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $5,955 for the year ended December 31, 2003 and $5,366 for the year ended December 31, 2002.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

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

Liquidity and Capital Resources

At December 31, 2003, assets consisted of  $2,040 in cash.  Liabilities consisted of $2,617 in accounts payable leaving the Company without any working capital.  At December 31, 2002, the Company’s assets consisted of $2,090 in cash.  Liabilities in 2002 consisted of  $1,626 in accounts payable.

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

Name	Age	Positions	Since
Thomas A. Thomsen	28	President and Director	November, 2000
Dianne Hatton-Ward	47	Vice President and Director	November, 2000
Susan Santage	42	Secretary/ Treasurer and Director	November, 2000

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

Item 10. Executive Compensation

The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company.  Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

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

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock
Thomas A. Thomsen (1) (2) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	86,285	7.1%
Dianne Hatton-Ward (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	27.6%
Susan Santage (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	27.6%
Directors and Executive Officers as a Group: Three Persons	1,102,951	62.3%

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

Item 13.  Exhibits and Reports on Form 8-K

Exhibit

Title

    Location

31.1 31.2 32.1 32.2

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer  pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached Attached Attached Attached

Reports on Form 8-K

FrameWaves did not file any reports on Form 8-K during the last three months of the period reflected by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary’s annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,130 for fiscal year ended 2002 and $2,335 for fiscal year ended 2003.

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

FRAMEWAVES, INC.

Date: December 20, 2004

/s/Thomas A. Thomsen

Chief Executive Officer

Date: December 20, 2004

/s/Susan Santage

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 20, 2004	/s/Thomas A. Thomsen Director
Date: December 20, 2004	/s/Susan Santage Director
Date: March 18, 2004
/s/Dianne Hatton-Ward Director

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

TABLE OF CONTENTS

          Page

Independent Auditor’s Report

14

Financial Statements:

Consolidated Balance Sheets

15

Consolidated Statements of Operations

16

Consolidated Statements of Stockholders' Equity

17

Consolidated Statements of Cash Flows

19

 Notes to Consolidated Financial Statements

21

Burnham & Schumm, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

1981 East Murray Holladay Road

A Professional Corporation

Suite 245

Officers:

Salt Lake City, Utah  84117

Lonnie K. Burnham, C.P.A.

Phone (801) 272-0111

Ted Schumm, C.P.A.

Fax (801) 272-0125

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Burnham & Schumm

Salt Lake City, Utah

March 6, 2004

        FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003 and 2002

 December 31,

         December 31,

         2003

   2002

 ___________

         ___________

Assets

Current Assets:

Cash

 $ 2,040

$ 2,090

Total current assets

 $ 2,040

$ 2,090

Total Assets

 $ 2,040

$ 2,090

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable

  $ 2,617

$ 1,626

Total current liabilities

     2,617

  1,626

Stockholders' Equity:

     Common stock, $.001 par value

100,000,000 shares authorized,

1,208,994 issued and outstanding

   1,209                    1,209

Additional paid-in capital

   31,897

26,983

Deficit accumulated during the

development stage

  (33,683)               (27,728)

Total stockholders' equity

     (577)                     464

Total Liabilities and Stockholders'

Equity

  $ 2,040                 $ 2,090

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                        YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

           For the period

            December 31,

                 1993

               (Quasi -

          Reorganization)

               Through

            December 31,

2003

2002

2001

2003

Revenues

$     --

$    --

$  1,267

$  1,267

Expenses, general

and administrative

   5,955

  5,366

   7,250

  34,950

Operating loss

(5,955)

(5,366)

(5,983)

(33,683)

Other income

  (expense)

__      --

__     --

__      --

__      --

Net Loss

$ (5,955)

$(5,366)

$ (5,983)

$(33,683)

Net loss per share

$        --            $        --

$       --             $      (.03)

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

      Deficit

  Accumulated

  Additional

    During the

  Common Stock

     Paid-in

  Development

          Shares             Amount          Capital                  Stage

          __________________

 __________

  __________

Balance, December 31, 1993

     65,600

$   66

$   (66)

$    --

Net loss accumulated for

the period December 31, 1993

(quasi-reorganization)

through December 31, 1999

    --

    --

   --

      --

Common stock issued for cash

and services at $.10/ share

on November 3, 2000

   100,000

  100

9,900

      --

Contribution by shareholder

for Company expenses paid

directly by shareholder

    --

    --

9,817

      --

Common stock issued in

acquisition of subsidiary,

Corners, Inc. on

December 27, 2000

1,000,000

1,000

  (90)

      --

Common stock issued due to

rounding up shareholders with

less than 100 shares after

100 for 1 reverse stock split

effective December 27, 2000

    42,969

    43

  (43)

      --

Net loss for the year

  ended December 31, 2000

       --

    --

    --

   (16,379)

________

_____

_____

________

Balance, December 31, 2000               1,208,569        $ 1,209           $ 19,518               $ (16,379)

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

     Deficit

  Accumulated

  Additional

    During the

  Common Stock

     Paid-in

  Development

          Shares             Amount          Capital                  Stage

          ___________________

  _________

  ___________

Balance, December 31, 2000                1,208,569          $ 1,209        $ 19,518

$ (16,379)

Contribution by shareholder

for Company expenses paid

directly by shareholder

       --

     --

      2,121

    --

Common stock issued due

to stock split adjustment

     425

     --

         --

    --

Net loss for the year

  ended December 31, 2001

       --

     --

          --

      (5983)

Balance, December 31, 2001

1,208,994

   1,209

    21,639

   (22,362)

Contribution by shareholder

for Company expenses paid

directly by shareholder

       --

     --

      5,344

           --

Net loss for the year

ended December 31, 2002

_     --    _

_   --

___   --

     (5,366)_

Balance, December 31, 2002

1,208,994

    1,209

    26,983

   (27,728)

Contribution by shareholder

for Company expenses paid

directly by shareholder

       --

      --

      4,914

          --

Net loss for the year

ended December 31, 2003

_     --     _

      --

 __     --

_  (5,955)_

Balance, December 31, 2003

1,208,994

$  1,209

$  31,897

$ (33,683)

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

Cash flows from

operating activities:

Net loss                                  $ (5,955)                 $(5,366)               $ (5,983)             $(33,683)

Adjustments to

  reconcile net income

  to cash provided by

  operating activities:

    Contribution from

      shareholder                                    4,914                       5,344                    2,121                22,196

    Common stock issued

      for services                                          --                            --                         --                   5,000

    Increase (decrease) in

      accounts payable                              991                          (15)                        79                  2,617

Net cash used

by operating

activities:                                          (50)                         (37)                   (3,783)              (3,870)

Cash flows from

investing activities:

  Cash received in

        acquisition of

        subsidiary                                        --                              --                          --                    910

Cash flows from

financing activities:

  Issuance of

 common stock                                  --                              --                          --                 5,000

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

Net increase (decrease)

  in cash

       (50)

      (37)

   (3,783)

    2,040

Cash, beginning

of period

    2,090

   2,127

    5,910

         --

Cash, end of period

$  2,040

$ 2,090

$  2,127

$  2,040

Interest paid

$        --

$       --

$        --

$        --

Income taxes paid

$        --

$       --

$        --

$        --

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

2.

Quasi-Reorganization

December 7, 2000, the shareholders of the Company approved to adopt quasi-reorganization accounting procedures.  Quasi-reorganization accounting allowed the Company to eliminate its previous accumulated deficit of approximately $235,000 against additional paid-in capital.  Therefore, the adoption of quasi-reorganization accounting procedures gave the Company a “fresh start” for accounting purposes.  The Company is also considered as re-entering a new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At December 31, 2003, there are no options or warrants outstanding to acquire the Company’s common stock.

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