Form 10KSB
period 2004-12-31
FRAMEWAVES INC
filed 2005-03-01
CIK 788611

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

COMMISSION FILE NO.  33-2783-S

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

FRAMEWAVES, INC.

(Name of Small Business Issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	82-0404220 (IRS Employer Identification No.)

1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117

(Address of Principal Executive Offices and Zip Code)

(801) 272-9294

(Issuer's Telephone Number)

NONE

(Securities registered under Section 12(b) of the Act)

NONE

(Securities registered under Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405, of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Registrant's revenue for its most recent fiscal year: $0.

The Company’s voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol FWAV.  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2004, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2004 is deemed to be $-0-.

As of February 22, 2005 there were 1,258,994 outstanding shares of common stock, par value $0.001.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None.

FRAMEWAVES, INC.

FORM 10-KSB

DECEMBER 31, 2004

INDEX

		Page
PART I	Item 1. Description of Business. Item 2. Description of Properties. Item 3. Legal Proceedings. Item 4. Submission of Matters to a Vote of Security Holders.	3 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and

 Financial Disclosure.

Item 8A. Controls and Procedures.

Item 8B. Other Information.

		6 7 8 8 8 9
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance

 with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits and Reports on Form 8-K.

Item 14.  Principal Accountant Fees and Services.

		9 9 10 10 11 11
	Signatures.	13

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

As of the date of this report, Framewaves has been unsuccessful in implementing its business plan and has no ongoing operations.  Due to other obligations the Company’s officers and directors have been unable to devote adequate time to developing the business and have yet to engage in any contract negotiations with frame suppliers, interior designers or retail consumers. Framewaves has had only limited operations since inception and has not generated any revenues since the fourth quarter of 2001.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There is currently no trading volume for our securities.  At December 31, 2004, the Company had 473 shareholders owning 1,258,994 shares of FrameWaves’ issued and outstanding common stock, of which 506,043 were free trading.  The balance are restricted stock as that term is used in Rule 144.

CLOSING BID

CLOSING ASK

2004

High

Low

High

Low

January 2 through March 31

.12

.11

3.05

3

April 1 through June 30

.12

.12

3

3

July 1 through September 30

.12

.12

3

3

October 1 though December 31

.12

.12

3

3

CLOSING BID

CLOSING ASK

2003

High

Low

High

Low

January 2 through March 31

.10

.10

3

3

April 1 through June 30

.15

.10

3

3

July 1 through September 30

.11

.10

3.05

3

October 1 through December 31

.11

.11

3.05

3.05

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

On December 1, 2004, the company issued 50,000 shares of its common stock to a non-affiliate, minority shareholder for $.14 per share for an aggregate cash price of $7,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.

There were no other sales of unregistered securities within the past thee years.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2004 and 2003

The Company did not generate any revenue during the years ended December 31, 2004 and 2003.

General and administrative expenses at December 31, 2004 were $6,504 compared to general and administrative expenses of $5,955 for the year ended December 31, 2003.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized equal net losses of $6,504 for the year ended December 31, 2004 and $5,955 for the year ended December 31, 2003.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

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

Liquidity and Capital Resources

At December 31, 2004, assets consisted of  $4,010 in cash.  Liabilities consisted of $4,091 in accounts payable leaving the Company without any working capital.  At December 31, 2003, the Company’s assets consisted of $2,040 in cash.  Liabilities at December 31, 2003 consisted of  $2,617 in accounts payable.

Currently, the Company has no material commitments for capital expenditures.  Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $7,000.  Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses.  Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options.  However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2004.

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

Name	Age	Positions	Since
Thomas A. Thomsen	29	President and Director	November, 2000
Dianne Hatton-Ward	48	Vice President and Director	November, 2000
Susan Santage	43	Secretary/ Treasurer and Director	November, 2000

The following is information on the business experience of each officer and director:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,258,994 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock
Thomas A. Thomsen (1) (2) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	86,285	6.9%
Dianne Hatton-Ward (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	26.5%
Susan Santage (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	26.5%
Directors and Executive Officers as a Group: Three Persons	752,951	59.8%

(1)

Officer and director of the Company.

(2)

Thomas Thomsen owns 83,334 shares directly, and 2,951 shares indirectly through European Holdings, Inc.  Mr. Thomsen owns and controls European Holdings, Inc.

Item 12.  Certain Relationships and Related Transactions

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A. Thomsen, an officer and director of the Company.  The Company does not pay rent for this office space.

Item 13.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit

Title

    Location

Exhibit 3(i) Exhibit 3(ii) Exhibit 14 31.1 31.2 32.1 32.2

Amended and Restated Articles of Incorporation*

Amended and Restated Bylaws*

Code of Ethics**

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer  pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

2000 10-KSB 2000 10-KSB 200210-KSB Attached Attached Attached Attached

b) Reports on Form 8-K

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to 2000 10-KSB filed January 26, 2001

**Incorporated by reference. Filed as exhibit to 2002 10-KSB filed March 26, 2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary’s annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,335 for fiscal year ended 2003 and $2,300 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

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

FRAMEWAVES, INC.

Date: February 28, 2005

/s/ Thomas A. Thomsen

Thomas A. Thomsen

Chief Executive Officer

Date: February 28, 2005

/s/ Susan Santage

Susan Santage

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2005	/s/ Thomas A. Thomsen Thomas A. Thomsen Director
Date: February 28, 2005	/s/ Susan Santage Susan Santage Director
Date: February 28, 2005	/s/ Dianne Hatton-Ward
Dianne Hatton-Ward Director

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

TABLE OF CONTENTS

          Page

Independent Auditor’s Report

15

Financial Statements:

Consolidated Balance Sheets

16

Consolidated Statements of Operations

17

Consolidated Statements of Stockholders' Equity

18

Consolidated Statements of Cash Flows

20

 Notes to Consolidated Financial Statements

21-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

/s/Burnham & Schumm

Salt Lake City, Utah

January 21, 2005

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

Assets

2004

2003

Current Assets:

Cash

$ 4,010

$ 2,040

Total current assets

  4,010

  2,040

Total Assets

$ 4,010

$ 2,040

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable

$ 4,091

$ 2,617

Total current liabilities

  4,091

  2,617

Stockholders' Equity:

Common stock, $.001 par value

100,000,000 shares authorized,

1,258,994 and 1,208,994

issued and outstanding

1,259

1,209

Additional paid-in capital

38,847

31,897

Deficit accumulated during the

development stage

(40,187)

(33,683)

Total stockholders' equity

    (81)

   (577)

Total Liabilities and Stockholders'

Equity

$ 4,010

$ 2,040

The accompanying notes are an integral

part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

For the period

December 31,

1993

(Quasi -

Reorganization)

Through

December 31,

2004

2003

2002

2004

Revenues

$     --

$    --

$     --

$  1,267

Expenses, general

and administrative

   6,504

  5,955

   5,366

  41,454

Operating loss

(6,504)

(5,955)

(5,366)

(40,187)

Other income

(expense)

      --

     --

      --

      --

Net Loss

$ (6,504)

$(5,955)

$ (5,366)

$(40,187)

Net loss per share

$   (.01)

$    --

$     --

$   (.08)

The accompanying notes are an integral

part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

1,208,994

1,209

31,897

(33,683)

Common stock issued for cash

  at $.14/ share on

  December 1, 2004

50,000

50

6,950

--

Net loss for the year

  ended December 31, 2004

       --

     --

      --

  (6,504)

Balance, December 31, 2004

1,258,994

$ 1,259

$ 38,847

$(40,187)

The accompanying notes are an integral

part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

For the period

December 31, 1993

(Quasi -

Reorganization)

Through

December 31,

2004

2003

2002

2004

Cash flows from

operating activities:

  Net loss

$ (6,504)

$(5,955)

$ (5,366)

$(40,187)

Adjustments to

  reconcile net income

  to cash provided by

  operating activities:

    Contribution from

      Shareholder

--

4,914

5,344

22,196

    Common stock issued

      for services

--

--

--

5,000

    Increase (decrease)

    in accounts

      payable

   1,474

    991

     (15)

   4,091

Net cash used

by operating

activities:

  (5,030)

    (50)

     (37)

  (8,900)

Cash flows from

investing activities:

  Cash received in

      acquisition of

        subsidiary

      --

     --

      --

     910

Cash flows from

financing activities:

  Issuance of

    common stock

   7,000

     --

      --

  12,000

Net increase (decrease)

  in cash

1,970

(50)

(37)

4,010

Cash, beginning

of period

   2,040

  2,090

   2,127

      --

Cash, end of period

$  4,010

$ 2,040

$  2,090

$  4,010

Interest paid

$     --

$    --

$     --

$     --

Income taxes paid

$     --

$    --

$     --

$     --

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

The Company has not commenced principal operations and is considered a “Development Stage Company” as defined by the Financial Accounting Standards Board No. 7.

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

Notes to Financial Statements - Continued

f.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generated revenue from picture framing. The Company has not had any revenue since 2001.

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

4.   Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At December 31, 2004, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.   Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

Notes to Financial Statements - Continued

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At December 31, 2004, there are no options or warrants outstanding to acquire the Company’s common stock.

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

8.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $40,187 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2024. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

23