Form 10QSB
period 2005-03-31
FRAMEWAVES INC
filed 2005-05-12
CIK 788611

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For  the  quarterly  period  ended  March  31,  2005

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

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  March  31,  2005  was  1,258,994  shares  of  $0.001par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – March 31, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Ended March 31, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2005

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through March 31, 2005

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2005

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
Assets	2005	2004

Current Assets:
Cash	$ 939	$ 4,010

Total current assets	939	4,010

Total Assets	$ 939	$ 4,010

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 3,636	$ 4,091

Total current liabilities	3,636	4,091

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized, 1,258,994 issued and outstanding	1,259	1,259

Additional paid-in capital	38,847	38,847

Deficit accumulated during the development stage	(42,803)	(40,187)

Total Stockholders' Equity	(2,697)	(81)

Total Liabilities and Stockholders' Equity	$ 939	$ 4,010

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

			For the period
			December 31, 1993
	For the	For the	(Quasi –
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2005	2004	2005

Revenues	$ --	$ --	$ 1,267

Expenses, general and administrative	2,616	1,630	44,070

Operating loss	(2,616)	(1,630)	(42,803)

Other income (expense)	--	--	--

Net Loss	$(2,616)	$(1,630)	$(42,803)

Net loss per share	$ --	$ --	$ (.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$ 66	$ (66)	$ --

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)through December 31, 2002	--	--	--	(27,728)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	17,282	--

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on December 27, 2000	1,000,000	1,000	(90)	--

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	--

Balance, December 31, 2002	1,208,994	$ 1,209	$26,983	$(27,728)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2002	1,208,994	$ 1,209	$ 26,983	$(27,728)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	4,914	--

Net loss for the year ended
December 31, 2003	--	--	--	(5,955)

Balance, December 31, 2003	1,208,994	1,209	31,897	(33,683)

Common stock issued for cash
at $.14/ share on
December 31, 2004	50,000	50	6,950	--

Net loss for the year
ended December 31, 2004	--	--	--	(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847	(40,187)

Net loss for the three months
ended March 31, 2005	--	--	--	(2,616)

Balance, March 31, 2005	1,258,994	$ 1,259	$ 38,847	$(42,803)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (2,616)	$ (1,630)	$(42,803)

Adjustments to reconcile net income
to cash provided by operating activities:

Contribution from shareholder	--	--	22,196
Common stock issued for services	--	--	5,000
Increase (decrease) in accounts payable	(455)	1,605	3,636

Net cash used by operating activities:	(3,071)	(25)	(11,971)

Cash flows from investing activities:

Cash received in acquisition of subsidiary	--	--	910

Cash flows from financing activities:

Issuance of common stock	--	--	12,000

Net increase (decrease) in cash	(3,071)	(25)	939

Cash, beginning of period	4,010	2,040	--

Cash, end of period	$ 939	$ 2,015	$ 939

Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

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

4.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At March 31, 2005, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

Notes to Financial Statements - Continued

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At March 31, 2005, there are no options or warrants outstanding to acquire the Company’s common stock.

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

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

The Company generated no revenue during the three-month periods ended March 31, 2005 and 2004.

General and administrative expenses for the three months ended March 31, 2005 were $2,616 compared to general and administrative expenses of $1,630 during the three-month period ended March 31, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $2,616 for the three-month period ended March 31, 2005 and a net loss of $1,630 for the comparable period in 2004.

Cumulative net loss from quasi-reorganization on December 31, 1993 through March 31, 2005 was $42,803.

Liquidity and Capital Resources

At March 31, 2005, the Company’s total assets consisted of $939 in cash.  Total current liabilities at March 31, 2005 consisted of $3,636 in accounts payable.  At December 31, 2004, the Company had total assets consisting of $4,010 in cash and total liabilities consisting of $4,091 in accounts payable.

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

Reports on Form 8-K

None

Exhibits

  Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 (31.1)

Certification of the Principal Executive Officer

pursuant to Section 302of the Sarbanes-Oxley Act of 2002

Attached

2

 (31.2)

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

(32.1)

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

4

(32.2)

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant

to Section 906 of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: May 11, 2005

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: May 11, 2005

/s/ Susan Santage

Susan Santage

Chief Financial Officer