Form 10QSB
period 2005-06-30
FRAMEWAVES INC
filed 2005-08-10
CIK 788611

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

          For  the  quarterly  period  ended  June 30, 2005

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

The  aggregate  number  of  shares issued and outstanding of the issuer's common stock  as  of  June 30,  2005  was  1,258,994  shares  of  $0.001par  value.

Transitional  Small  Business  Disclosure  Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – June 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three and Six Months  Ended June 30, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through June 30, 2005

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through June 30, 2005

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through June 30, 2005

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

(Inapplicable items have been omitted)

PART I.

FINANCIAL INFORMATION

ITEM  1.  Financial Statements (unaudited)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
Assets	2005	2004

Current Assets:
Cash	$ 927	$ 4,010

Total current assets	927	4,010

Total Assets	$ 927	$ 4,010

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 4,567	$ 4,091

Total current liabilities	4,567	4,091

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized, 1,258,994 issued and outstanding	1,259	1,259

Additional paid-in capital	38,847	38,847

Deficit accumulated during the development stage	(43,746)	(40,187)

Total Stockholders' Equity	(3,640)	(81)

Total Liabilities and Stockholders' Equity	$ 927	$ 4,010

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND THE PERIOD DECEMBER 31, 1993 (quasi-Reorganization)
THROUGH JUNE 30, 2005

					For the period
					December 31, 1993
	For the	For the	For the	For the	(Quasi –
	Three Months	Three Months	Six Months	Six Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004	2005

Revenues	$ --	$ --	$ --	$ --	$ 1,267

Expenses, general and administrative	943	2,582	3,559	4,212	45,013

Operating loss	(943)	(2,582)	(3,559)	(4,212)	(43,746)

Other income (expense)	--	--	--	--	--

Net Loss	$(943)	$(2,582)	$(3,559)	$(4,212)	$(43,746)

Net loss per share	$ --	$ --	$ --	$ --	$ (.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$ 66	$ (66)	$ --

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)through December 31, 2002	--	--	--	(27,728)

Common stock issued for cash
and services at $.10 per share
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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2002	1,208,994	$ 1,209	$ 26,983	$(27,728)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	4,914	--

Net loss for the year ended
December 31, 2003	--	--	--	(5,955)

Balance, December 31, 2003	1,208,994	1,209	31,897	(33,683)

Common stock issued for cash
at $.14 per share on
December 31, 2004	50,000	50	6,950	--

Net loss for the year
ended December 31, 2004	--	--	--	(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847	(40,187)

Net loss for the six months
ended June 30, 2005	--	--	--	(3,559)

Balance, June 30, 2005	1,258,994	$ 1,259	$ 38,847	$(43,746)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AND THE PERIOD DECEMBER 31, 1993 (Quasi- Reorganization)
TO JUNE 30, 2005

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Six Months	Six Months	Reorganization)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$ (3,559)	$ (4,212)	$(43,746)

Adjustments to reconcile net income
To cash provided by operating activities:

Contribution from shareholder	--	--	22,196
Common stock issued for services	--	--	5,000
Increase (decrease) in accounts payable	476	4,174	4,567

Net cash used by operating activities:	(3,083)	(38)	(11,983)

Cash flows from investing activities:

Cash received in acquisition of subsidiary	--	--	910

Cash flows from financing activities:

Issuance of common stock	--	--	12,000

Net increase (decrease) in cash	(3,083)	(38)	927

Cash, beginning of period	4,010	2,040	--

Cash, end of period	$ 927	$ 2,002	$ 927

Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

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

f.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company's primary business generated revenue from picture framing. The Company has not had any revenue since 2001.

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

4.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At June 30, 2005, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

5.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At June 30, 2005, there are no options or warrants outstanding to acquire the Company’s common stock.

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

Results of Operations for the Three-Month Periods Ended June 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended June 30, 2005 and 2004.

General and administrative expenses for the three months ended June 30, 2005 were $943 compared to general and administrative expenses of $2,582 during the three-month period ended June 30,, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $943 for the three-month period ended June 30, 2005 and a net loss of $2,582 for the comparable period in 2004.

Results of Operations for the Six-Month Periods Ended June 30, 2005 and 2004

General and administrative expenses for the six months ended June 30, 2005 were $3,559 compared to general and administrative expenses of $4,212 during the six-month period ended June 30,, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $3,559 for the six-month period ended June 30, 2005 and a net loss of $4,212 for the comparable period in 2004.

Cumulative net loss from quasi-reorganization on December 31, 1993 through June 30, 2005 was $43,746.

Liquidity and Capital Resources

The Company generated no revenue during the six-month periods ended June 30, 2005 and 2004. At June 30, 2005, the Company’s total assets consisted of $927 in cash.  Total current liabilities at June 30, 2005 consisted of $4,567 in accounts payable.  At December 31, 2004, the Company had total assets consisting of $4,010 in cash and total liabilities consisting of $4,091 in accounts payable.

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

Date: August 10, 2005

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: August 10, 2005

/s/ Susan Santage

Susan Santage

Chief Financial Officer