Form 10QSB
period 2005-09-30
FRAMEWAVES INC
filed 2005-11-09
CIK 788611

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark  One)

[  X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF  1934

For  the  quarterly  period  ended  September 30, 2005

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

The  aggregate number of shares issued and outstanding of the issuer's common stock  as  of  September 30, 2005 was 1,258,994 shares of $0.001par value.

Transitional Small Business Disclosure Format  (Check  one):  Yes  [  ]  No  [X]

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – Sept. 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three and Nine Months  Ended Sept. 30, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2005

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2005

Consolidated Statements of Cash Flows for the Nine Months Ended Sept. 30, 2005 and 2004, and for the period December 31, 1993 (Quasi-Reorganization) Through Sept. 30, 2005

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                     September 30,    December 31,

Assets

   2005             2004

Current Assets:

Cash

                             $   915         $ 4,010

Total current assets                  915           4,010

Total Assets                      $   915         $ 4,010

Liabilities and Stockholders' Equity

Current Liabilities:

Accounts payable                     $ 6,041         $ 4,091

Total current liabilities           6,041           4,091

Stockholders' Equity:

Common stock, $.001 par value

100,000,000 shares

    authorized, 1,258,994

    issued and outstanding               1,259           1,259

Additional paid-in capital            38,847          38,847

Deficit accumulated during the

development stage                  (45,232)        (40,187)

Total Stockholders' Equity         (5,126)            (81)

Total Liabilities and

  Stockholders' Equity            $   915         $ 4,010

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2005

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

Expenses, general

and administrative

  1,486

  1,312

    5,045

     5,524

  46,499

Operating Loss

 (1,486)

 (1,312)

   (5,045)

    (5,524)

 (45,232)

Other Income

     --

     --

       --

        --

      --

(Expense)

Net Loss

$(1,486)

$(1,312)

  $(5,045)

   $(5,524)

$(45,232)

Net Loss per Share

$    --

$    --

  $    --

   $    --

$   (.08)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2005

           Deficit Accumulated

Additional

During the

    Common Stock

  Paid-in

Development

  Shares     Amount

  Capital

   Stage

Balance, December 31, 1993

    65,600  $    66

 $    (66)        $      --

Net loss accumulated for

the period December 31, 1993

(quasi-reorganization)

through December 31, 2002

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

Common stock issued due to

  rounding up shareholders with

  less than 100 shares after

  100 for 1 reverse stock split

  effective December 27, 2000     43,394       43           (43)               --

Balance, December 31, 2002     1,208,994  $ 1,209      $ 26,983          $(27,728)

 The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2005

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

Common stock issued for cash

at $.14/ share on

December 1, 2004

   50,000        50           6,950                --

Net loss for the year

  ended December 31, 2004             --        --              --           (6,504)

Balance, December 31, 2004     1,258,994     1,259          38,847          (40,187)

Net loss for the nine months

  ended September 30, 2005            --        --              --           (5,045)

Balance, September 30, 2005    1,258,994   $ 1,259        $ 38,847         $(45,232)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2005

                                              For the period

December 31,1993

    For the        For the           (Quasi-

  Nine Months    Nine Months

 Reorganization)

                            Ended          Ended

    Through

 September 30,  September 30,      September 30,

     2005           2005

      2005

Cash flows from

 operating activities:

  Net loss              $ (5,045)      $(5,524)

$(45,232)

Adjustments to

 reconcile net income

 to cash provided by

 operating activities:

  Contribution from

   shareholder                --            --

 22,196

  Common stock issued

   for services               --            --

  5,000

  Increase in

   accounts payable        1,950         4,913

  6,041

Net cash used

  by operating

  activities:             (3,095)         (611)

(11,995)

Cash flows from

  investing activities:

    Cash received in

      acquisition of

      subsidiary              --            --

    910

Cash flows from

  financing activities:

    Issuance of

     common stock             --            --

 12,000

Net increase

  (decrease) in cash

 (3,095)         (611)              915

Cash, beginning

  of period                4,010         2,040

     --

Cash, end of period     $    915       $ 1,429            $   915

Interest paid           $     --       $    --            $    --

Income taxes paid       $     --       $    --            $    --

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

6.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At September 30, 2005, there are no options or warrants outstanding to acquire the Company’s common stock.

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

Results of Operations for the Three-Month Periods Ended Sept. 30, 2005 and 2004

The Company generated no revenue during the three-month periods ended Sept. 30, 2005 and 2004.

General and administrative expenses for the three months ended Sept. 30, 2005 were $1,486 compared to general and administrative expenses of $1,312 during the three-month period ended Sept. 30, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $1,486 for the three-month period ended Sept. 30, 2005 and a net loss of $1,312 for the comparable period in 2004.

Results of Operations for the Nine-Month Periods Ended Sept. 30, 2005 and 2004

General and administrative expenses for the nine months ended Sept. 30, 2005 were $5,045 compared to general and administrative expenses of $5,524 during the nine-month period ended Sept. 30,, 2004. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $5,045 for the nine-month period ended Sept. 30, 2005 and a net loss of $5,524 for the comparable period in 2004.

Cumulative net loss from quasi-reorganization on December 31, 1993 through Sept. 30, 2005 was $45,323.

Liquidity and Capital Resources

The Company generated no revenue during the nine-month periods ended Sept. 30, 2005 and 2004. At Sept. 30, 2005, the Company’s total assets consisted of $915 in cash.  Total current liabilities at Sept. 30, 2005 consisted of $6,041 in accounts payable.  At December 31, 2004, the Company had total assets consisting of $4,010 in cash and total liabilities consisting of $4,091 in accounts payable.

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

Date: November 4, 2005

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date: November 8, 2005

/s/ Susan Santage

Susan Santage

Chief Financial Officer