Form 10KSB
period 2005-12-31
FRAMEWAVES INC
filed 2006-03-22
CIK 788611

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response 1646

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number ___________________________________

FRAMEWAVES, INC.

(Name of small business issuer in its charter)

Nevada	82-0404220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East 4800 South, Suite 100, Salt Lake City, UT	84117
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 272-9294

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:  None

(Title of class)

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

__________________________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes ☒     No ☐

State issuer’s revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Company’s voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol FWAV.  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2005, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2005 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   1,258,994 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

__________________________________________________________________________________

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

__________________________________________________________________________________

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

__________________________________________________________________________________

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

None.

__________________________________________________________________________________

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There is currently no trading volume for our securities.  At December 31, 2005, the Company had 473 shareholders owning 1,258,994 shares of FrameWaves’ issued and outstanding common stock, of which 506,043 were free trading.  The balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK
2004	High	Low	High	Low

January 2 through March 31.12		.11	3.05	3.00

April 1 through June 30.12		.12	3.00	3.00

July 1 through September 30.12		.12	3.00	3.00

October 1 though December 31.12		.12	3.00	3.00

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

January 2 through March 31.12		.12	3.05	3.00

April 1 through June 30.12		.12	3.05	3.05

July 1 through September 30.12		.12	3.05	3.05

October 1 through December 31.12		.12	3.05	3.05

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

__________________________________________________________________________________

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2005 and 2004

The Company did not generate any revenue during the years ended December 31, 2005 and 2004.

General and administrative expenses at December 31, 2005 were $6,192 compared to general and administrative expenses of $6,504 for the year ended December 31, 2004.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized equal net losses of $6,192 for the year ended December 31, 2004 and $6,504 for the year ended December 31, 2003.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

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

Liquidity and Capital Resources

At December 31, 2005, assets consisted of  $4,745 in cash.  Liabilities consisted of $1,018 in accounts payable and $10,000 note payable to a stockholder, leaving the Company without any working capital.

On October 17, 2005, the Company borrowed $10,000 from Susan Santage, an officer and director of the Company.  The note is unsecured, bears interest at 8% starting April 18, 2006 and is due on demand.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

__________________________________________________________________________________

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Name	Age	Positions	Since

Thomas A. Thomsen	30	President and Director	November, 2000

Dianne Hatton-Ward	49	Vice President and Director	November, 2000

Susan Santage	44	Secretary/ Treasurer and Director	November, 2000

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

__________________________________________________________________________________

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,258,994 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

On October 17, 2005, the Company borrowed $10,000 from Susan Santage, an officer and director of the Company.  The note is unsecured, bears interest at 8% starting April 18, 2006 and is due on demand.

__________________________________________________________________________________

Item 13.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit	Title	Location

Exhibit 3(i)	Amended and Restated Articles of Incorporation*	2000 10-KSB

Exhibit 3(ii)	Amended and Restated Bylaws*	2000 10-KSB

Exhibit 14	Code of Ethics**	200210-KSB

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary’s annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,750 for fiscal year ended 2005 and $2,300 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

__________________________________________________________________________________

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRAMEWAVES, INC.

Date: March 21, 2006

/s/ Thomas A. Thomsen

Thomas A. Thomsen

Chief Executive Officer

Date: March 21, 2006

/s/ Susan Santage

Susan Santage

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2006	/s/ Thomas A. Thomsen Thomas A. Thomsen Director

Date: March 21, 2006	/s/ Susan Santage Susan Santage Director

Date: March 21, 2006	/s/ Dianne Hatton-Ward Dianne Hatton-Ward Director

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

__________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 10 to the financial statements, the Company incurred a net loss of $6,192 and $6,504, respectively, during the years ended December 31, 2005 and 2004, and as of December 31, 2005, the Company's current liabilities exceeded its current assets by $6,273. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Salt Lake City, Utah

/s/

Burnam and Schumm

February 3, 2006

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

Assets
	2005	2004
Current Assets:
Cash	$ 4,745	$ 4,010

Total current assets	4,745	4,010

Total Assets	$ 4,745	$ 4,010

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$ 1,018	$ 4,091
Note payable, stockholder	10,000	--

Total current liabilities	11,018	4,091

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized,
1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	38,847	38,847
Deficit accumulated during the development stage	(46,379)	(40,187)

Total stockholders' equity	(6,273)	(81)

Total Liabilities and Stockholders' Equity	$ 4,745	$ 4,010

The accompanying notes are an integral

part of the consolidated financial statements.

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				For the period
				December 31,
				1993
				(Quasi -
				Reorganization)
				Through
				December 31,
	2005	2004	2003	2005

Revenues	$ --	$ --	$ --	$ 1,267

Expenses, general
and administrative	6,192	6,504	5,955	47,646

Operating loss	(6,192)	(6,504)	(5,955)	(46,379)

Other income (expense)	--	--	--	--

Net Loss	$ (6,192)	$(6,504)	$ (5,955)	$(46,379)

Net loss per share	$ --	$ (.01)	$ --	$ (.08)

The accompanying notes are an integral

part of the consolidated financial statements.

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	--

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2002	--	--	--	(27,728)

Balance, December 31, 2002	1,208,994	$ 1,209	$ 26,983	$ (27,728)

The accompanying notes are an integral

part of the consolidated financial statements.

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2002	1,208,994	$ 1,209	$ 26,983	$(27,728)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	4,914	--

Net loss for the year
ended December 31, 2003	--	--	--	(5,955)

Balance, December 31, 2003	1,208,994	1,209	31,897	(33,683)

Common stock issued for cash
at $.14/ share on
December 1, 2004	50,000	50	6,950	--

Net loss for the year
ended December 31, 2004	--	--	--	(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847	(40,187)

Net loss for the year
ended December 31, 2005	--	--	--	(6,192)

Balance, December 31, 2005	1,258,994	$ 1,259	$ 38,847	$(46,379)

The accompanying notes are an integral

part of the consolidated financial statements.

__________________________________________________________________________________

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

				For the period
				December 31,
				1993
				(Quasi -
				Reorganization)
				Through
				December 31,
	2005	2004	2003	2005
Cash flows from operating activities:
Net loss	$ (6,192)	$(6,504)	$ (5,955)	$(46,379)

Adjustments to reconcile net income
to cash provided by operating activities:
Contribution from shareholder	--	--	4,914	22,196
Common stock issued for services	--	--	--	5,000
Increase (decrease) in accounts payable	(3,073)	1,474	991	1,018

Net cash used by operating activities:	(9,265)	(5,030)	(50)	(18,165)

Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	7,000	--	12,000
Proceeds from related party note payable	10,000	--	--	10,000

Net cash provided by financing activities	10,000	7,000	--	22,000

Net increase (decrease) in cash	$ 735	$ 1,970	$ (50)	$ 4,745

Cash, beginning of period	4,010	2,040	2,090	--

Cash, end of period	$ 4,745	$ 4,010	$ 2,040	$ 4,745

Interest paid	$ --	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --	$ --

The accompanying notes are an integral

part of the consolidated financial statements.

__________________________________________________________________________________

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

The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board No. 7.

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

__________________________________________________________________________________

Notes to Financial Statements - Continued

f.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generated revenue from picture framing. The Company has not had any revenue since 2001.

g.

Fair Value of Financial Instruments

The amounts reported for cash and accounts payable and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

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

3.

Note Payable, Stockholder

On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At December 31, 2005, the outstanding balance is $10,000. The note is unsecured, bears interest at 8% starting April 18, 2006 and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

__________________________________________________________________________________

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At December 31, 2005, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At December 31, 2005, there are no options or warrants outstanding to acquire the Company’s common stock.

8.

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

__________________________________________________________________________________

Notes to Financial Statements - Continued

9.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $41,379 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2025. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,192 during year ended December 31, 2005 and accumulated losses of $46,379 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $6,273 at December 31, 2005. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

__________________________________________________________________________________