Form 10QSB
period 2006-05-08
FRAMEWAVES INC
filed 2006-05-08
CIK 788611

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden
Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 33-2783-S

FRAMEWAVES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-699977
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1981 EAST 4800 SOUTH, SUITE 100, SALT LAKE CITY, UTAH, 84117
(Address of principal executive offices)

(801) 272-9294
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 2, 2006, the Company had 1,208,994 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB
FRAMEWAVES, INC.
INDEX

		Page
PART I.	Financial Information

	Item 1. Unaudited Financial Statements	3

	Consolidated Balance Sheets - March 31, 2006 and December 31, 2004	3

	Consolidated Statements of Operations for the Three Ended March 31, 2006 and 2005, and for the period December 31, 1993 (Quasi- Reorganization) Through March 31, 2006	4

	Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through March 31, 2006	5-6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2006	7

	Notes to Consolidated Financial Statements	8-10

	Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation	11

	Item 3. Controls and Procedures	14

PART II.	Other Information

	Item 6. Exhibits and Reports on Form 8-K	14

	Signatures	15

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

		March 31,	December 31,
		2006	2005
Assets
Current Assets:
Cash		$4,930	$4,745
Total current assets		4,930	4,745
Total Assets	$	$ 4,930	$4,745

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable		$3,535	$1,018
Note payable, stockholder		10,000	10,000
Total current liabilities		13,535	11,018

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized, 1,208,994
issued and outstanding		1,259	1,259
Additional paid-in capital		38,847	38,847
Deficit accumulated during the
development stage		(48,711)	(46,379)
Total Stockholders' Equity		(8,605)	(6,273)
Total Liabilities and Stockholders'
Equity	$	$ 4,930	$4,745

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

				For the period
				December 31, 1993
	For the Three Months	For the Three Months		(Quasi -Reorganization)
	Ended	Ended		Through
	March 31,	March 31,		March 31,
	2006	2005		2006
Revenues	$-	$-		$1,267

Expenses, general
and administrative	2,332	2,616		49,978

Operating loss	(2,332)	(2,616)		(48,711)

Other income
(expense)	-	-		-

Net Loss	$(2,332)	$(2,616)		$(48,711)

Net loss per share	$-	$-	$	$ (.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2006

				Deficit Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in Capital	Development Stage
Balance, December 31, 1993	65,600	$66	$(66)	$-

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2003	-	-	-	(33,683)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	-

Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	22,196	-

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	-

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	-

Balance, December 31, 2003	1,208,994	$1,209	$31,897	$(33,683)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2006

				Deficit Accumulated
	Common Stock		Additional	During the
	Shares	Amount	Paid-in Capital	Development Stage
Balance, December 31, 2003	1,208,994	$1,209	$31,897	$(33,683)

Common stock issued for
cash at $.14/ share on
December 31, 2004	50,000	50	6,950	-

Net loss for the year ended
December 31, 2004	-	-	-	(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847	(40,187)

Net loss for the year
ended December 31, 2005	-	-	-	(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847	(46,379)

Net loss for the three months
ended March 31, 2006	-	-	-	(2,332)

Balance, March 31, 2006	1,258,994	$1,259	$38,847	$(48,711)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

			For the period
			December 31, 1993
	For the Three Months	For the Three Months	(Quasi- Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities:

Net loss	$(2,332)	$(2,616)	$(48,711)

Adjustments to
reconcile net income to cash provided by
operating activities:
Contribution from shareholder	-	-	22,196

Common stock issued for services	-	-	5,000

Increase (decrease)
in accounts payable	2,517	(455)	3,535

Net cash used
by operating activities:	185	(3,071)	(17,980)

Cash flows from
investing activities:
Cash received in
acquisition of subsidiary	-	-	910

Cash flows from
financing activities:
Issuance of common stock	-	-	12,000
Proceeds from
related party note payable	-	-	10,000

Net cash provided
by financing activities:	-	-	22,000

Net increase (decrease)
in cash	185	(3,071)	4,930

Cash, beginning of period	4,745	4,010	-

Cash, end of period	$4,930	$939	$4,930

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

 3. Note Payable, Stockholder

      On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At March 31, 2006 and December 31, 2005, the
      outstanding balance is $10,000. The note is unsecured, bears interest at 8% starting April 18, 2006 and is due on demand.

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

Notes to Financial Statements - Continued

5. Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At March 31, 2006, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6. Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7. Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2006, there are no options or warrants outstanding to acquire the Company=s common stock.

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

10. Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $2,332 and $6,192 during the quarter ended March 31, 2006 and the year ended December 31, 2005 and accumulated losses of $48,711 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $8,605 at March 31, 2006. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

The Company generated no revenue during the three-month periods ended March 31, 2006 and 2005.

General and administrative expenses for the three months ended March 31, 2006 were $2,332 compared to general and administrative expenses of $2,616 during the three-month period ended March 31, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  As a result of these factors, the Company realized a net loss of $2,332 for the three-month period ended March 31, 2006 and a net loss of $2,616 for the comparable period in 2005.

Cumulative net loss from quasi-reorganization on December 31, 1993 through March 31, 2006 was $48,711.

Liquidity and Capital Resources

The Company generated no revenue during the three-month periods ended March 31, 2006 and 2005. At March 31, 2006, the Company’s total assets consisted of $4,930 in cash.  Total current liabilities at March 31, 2006 consisted of $3,535 in accounts payable and $10,000 in a note payable to a director/stockholder.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
(31.1)	Certification of the Principal Executive Officer pursuant to Section 302of the Sarbanes-Oxley Act of 2002	Attached

(31.2)	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

(32.1)	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(32.2)	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

Date: May 7, 2006	/s/ Thomas A. Thomsen
Thomas A. Thomsen
President
Chief Executive Officer

Date: May 7, 2006	/s/ Susan Santage
Susan Santage
Chief Financial Officer