Form 10QSB
period 2006-06-30
FRAMEWAVES INC
filed 2006-08-07
CIK 788611

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, the Company had 1,258,994 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – June 30, 2006 and December 31, 2004

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005, and for the period December 31, 1993 (Quasi-Reorganization) Through June 30, 2006

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through June 30, 2006

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2006 and 2005, and for the period December 31, 1993 (Quasi-Reorganization) Through June 30, 2006

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-11 12 15
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	15
	Signatures	16

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
Assets	2006	2005

Current Assets:
Cash	$2,893	$4,745

Total current assets	2,893	4,745

Total Assets	$2,893	$4,745

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,175	$1,018
Accrued interest, stockholder	160	--
Note payable, stockholder	10,000	10,000

Total current liabilities	13,335	11,018

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	38,847	38,847
Deficit accumulated during the
development stage	(50,548)	(46,379)

Total stockholders' equity	(10,442)	(6,273)

Total Liabilities and Stockholders' Equity	$2,893	$4,745

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH JUNE 30, 2006

					For The Period
					December 31,
					1993
	For The	For The	For The	For The	(Quasi-
	Three Months	Three Months	Six Months	Six Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenues	$--	$--	$--	$--	$1,267

Expenses,
General and
Administrative	1,677	943	4,009	3,559	51,655

Operating Loss	(1,677)	(943)	(4,009)	(3,559)	(50,388)

Other Income
(Expense)
Interest	(160)	--	(160)	--	(160)

Net Loss	$(1,837)	$(943)	$(4,169)	$(3,559)	$(50,548)

Net Loss per Share	$--	$--	$--	$--	$(.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$66	$(66)	$--

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2003	--	--	--	(33,683)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	22,196	--

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	--

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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH JUNE 30, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2003	1,208,994	$1,209	$31,897	$(33,683)

Common stock issued for
cash at $.14 per share
on December 1, 2004	50,000	50	6,950	--

Net loss for the year ended
December 31, 2004	--	--	--	(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847	(40,187)

Net loss for the year
ended December 31, 2005	--	--	--	(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847	(46,379)

Net loss for the six months
ended June 30, 2006	--	--	--	(4,169)

Balance, June 30, 2006	1,258,994	$1,259	$38,847	$(50,548)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

 TO JUNE 30, 2006

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Six Months	Six Months	Reorganization)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(4,169)	$(3,559)	$(50,548)
Adjustments to
reconcile net income
to cash provided by
operating activities:
Contribution from shareholder	--	--	22,196
Common stock issued for services	--	--	5,000
Increase in accounts payable
and accrued interest	2,317	476	3,335

Net cash used by operating activities	(1,852)	(3,083)	(20,017)

Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from related party note payable	--	--	10,000

Net cash provided by financing activities	--	--	22,000

Net increase (decrease) in cash	(1,852)	(3,083)	2,893

Cash, beginning of period	4,745	4,010	--

Cash, end of period	$2,893	$927	$2,893

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

3.

Note Payable, Stockholder

On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At June 30, 2006 and December 31, 2005, the outstanding balance is $10,000. The note is unsecured, bears interest at 8% starting April 18, 2006 and is due on demand.

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

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At June 30, 2006, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At June 30, 2006, there are no options or warrants outstanding to acquire the Company=s common stock.

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

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,169 during the six months ended June 30, 2006 and accumulated losses of $50,548 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $10,442 at June 30, 2006. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

The Company generated no revenue during the three-month periods ended June 30, 2006 and 2005.

General and administrative expenses for the three months ended June 30, 2006 were $1,677 compared to general and administrative expenses of $943 during the three-month period ended June 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  For the three months ended June 30, 2006, the Company incurred $160 in interest expense compared to $-0- for the same period in 2005.  As a result of these factors, the Company realized a net loss of $1,837 for the three-month period ended June 30, 2006 and a net loss of $943 for the comparable period in 2005.

Results of Operations for the Six-Month Periods Ended March 31, 2006 and 2005

The Company generated no revenue during the three-month periods ended June 30, 2006 and 2005.

General and administrative expenses for the six months ended June 30, 2006 were $4,009 compared to general and administrative expenses of $3,559 during the six month period ended June 30, 2005. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  For the six months ended June 30, 2006, the Company incurred $160 in interest expense compared to $-0- for the same period in 2005.  As a result of these factors, the Company realized a net loss of $4,169 for the six month period ended June 30, 2006 and a net loss of $3,559 for the comparable period in 2005.

Cumulative net loss from quasi-reorganization on December 31, 1993 through June 30, 2006 was $50,548.

Liquidity and Capital Resources

The Company generated no revenue during the six-month periods ended June 30, 2006 and 2005. At June 30, 2006, the Company’s total assets consisted of $2,893 in cash.  Total current liabilities at June 30, 2006 consisted of $3,175 in accounts payable, $160 in accrued interest and $10,000 in a note payable to a director/stockholder.

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

August 7, 2006

/S/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date:

August 7, 2006

/s/ Susan Santage

Susan Santage

Chief Financial Officer