Form 10KSB
period 2006-12-31
FRAMEWAVES INC
filed 2007-03-23
CIK 788611

OMB APPROVAL
SECURITIES AND EXCHANGE COMMISSION	OMB Number: 3235-0420
Washington, D.C. 20549	Expires: March 31, 2007
Form 10-KSB	Estimated average burden
Hours per response…1646

 (Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

________________________________________________________________________

(Title of class)

_________________________________________________________________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Company’s voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol FWAV.  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2006, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2006 is deemed to be $-0-.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There is currently no trading volume for our securities.  At March 20, 2007, the Company had 473 shareholders owning 1,258,994 shares of FrameWaves’ issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

January 3 through March 31.12		.12	-0-	-0-

April 3 through June 30.12		.12	-0-	-0-

July 3 through September 29.12		.12	-0-	-0-

October 2 through December 29.12		.12	-0-	-0-

	CLOSING BID		CLOSING ASK
2005	High	Low	High	Low

January 2 through March 31.12		.12	3.05	3

April 1 through June 30.12		.12	3.05	3.05

July 1 through September 30.12		.12	3.05	3.05

October 1 through December 31.12		.12	3.05	3.05

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2006 and 2005

The Company did not generate any revenue during the years ended December 31, 2006 and 2005.

General and administrative expenses at December 31, 2006 were $5,753 compared to general and administrative expenses of $6,192 for the year ended December 31, 2005.  Interest expense at December 31, 2006 was $564 compared to $-0- for the year ended December 31, 2005.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized equal net losses of $6,317 for the year ended December 31, 2006 and $6,192 for the year ended December 31, 2005.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Years Ended December 31, 2005 and 2004

The Company did not generate any revenue during the years ended December 31, 2005 and 2004.

General and administrative expenses at December 31, 2005 were $6,192 compared to general and administrative expenses of $6,504 for the year ended December 31, 2004.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized equal net losses of $6,192 for the year ended December 31, 2005 and $6,504 for the year ended December 31, 2004.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At December 31, 2006, assets consisted of  $2,889 in cash.  Liabilities consisted of $4,915 in accounts payable, $564 in accrued interest and a $10,000 note payable to a stockholder, leaving the Company without any working capital.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter, 2006.

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

Name	Age	Positions	Since

Thomas A. Thomsen	31	President and Director	November, 2000

Dianne Hatton-Ward	50	Vice President and Director	November, 2000

Susan Santage	45	Secretary/ Treasurer and Director	November, 2000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 20, 2006, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,258,994 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Item 13.  Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit Title		Location

Exhibit 3(i)	Amended and Restated Articles of Incorporation*	2000 10-KSB

Exhibit 3(ii)	Amended and Restated Bylaws*	2000 10-KSB

Exhibit 14	Code of Ethics**	2002 10-KSB

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary’s annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,870 for fiscal year ended 2006 and $2,600 for fiscal year ended 2005.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005 and 2006.

Tax Fees

The fees for tax compliance were $100 and $525 for the years ended December 31, 2006 and 2005, respectively.

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

FRAMEWAVES, INC.

Date: March 22, 2007

/s/ Thomas A. Thomsen

Thomas A. Thomsen

Chief Executive Officer

Date: March 22, 2007

/s/ Susan Santage

Susan Santage

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2007	/s/ Thomas A. Thomsen Thomas A. Thomsen Director

Date: March 22, 2007	/s/ Susan Santage Susan Santage Director

Date: March 22, 2007	/s/ Dianne Hatton-Ward Dianne Hatton-Ward Director

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

TABLE OF CONTENTS

Page

Report of Independent Registered
Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FrameWaves, Inc. (a Nevada corporation) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders equity and cash flows for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 10 to the financial statements, the Company incurred a net loss of $6,317 and $6,192, respectively, during the years ended December 31, 2006 and 2005, and as of December 31, 2006, the Company's current liabilities exceeded its current assets by $12,590. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnam and Schumm

Burnam and Schumm

Salt Lake City, Utah

January 23, 2007

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 and 2005

Assets
	2006	2005
Current Assets:
Cash	$2,889	$4,745

Total current assets	2,889	4,745

Total Assets	$2,889	$4,745

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,915	$1,018
Accrued interest	564	--
Note payable, stockholder	10,000	10,000

Total current liabilities	15,479	11,018

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized,
1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	38,847	38,847
Deficit accumulated during the
development stage	(52,696)	(46,379)

Total stockholders' equity	(12,590)	(6,273)

Total Liabilities and Stockholders'
Equity	$2,889	$4,745

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				For the period
				December 31,
				1993
				(Quasi -
				Reorganization)
				Through
				December 31,
	2006	2005	2004	2006

Revenues	$-	$-	$-	$1,267

Expenses, general
and administrative	5,753	6,192	6,504	53,399

Operating loss	(5,753)	(6,192)	(6,504)	(52,132)

Other income
(expense):
Interest expense	(564)	-	-	(564)

Net Loss	$(6,317)	$(6,192)	$(6,504)	$(52,696)

Net loss per share	(.01)	$-	$(.01)	$(.09)

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$66	$(66)	$-

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	-
Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	22,196	-

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	-

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

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in		Development
	Shares	Amount	Capital		Stage

Balance, December 31, 2003	1,208,994	$1,209	$31,897		$(33,683)

Common stock issued for cash
at $.14/ share on
December 1, 2004	50,000	50	6,950		-

Net loss for the year
ended December 31, 2004	--	--	--		(6,504)

Balance, December 31, 2004	1,258,994	1,259	38,847		(40,187)

Net loss for the year
ended December 31, 2005	-	-	-		(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847		(46,379)

Net loss for the year
ended December 31, 2006	-	-	-		(6,317)

Balance, December 31, 2006	1,258,994	$1,259	$38,847	$	$(52,696)

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				For the period
				December 31, 1993
				(Quasi -
				Reorganization)
				Through
				December 31,
	2006	2005	2004	2006
Cash flows from
operating activities:
Net loss	$(6,317)	$(6,192)	$(6,504)	$(52,696)

Adjustments to
reconcile net income
to cash provided by
operating activities:
Contribution from
shareholder	-	-	-	22,196
Common stock issued
for services	-	-	-	5,000
Increase (decrease)
in accounts
payable and
accrued interest	4,461	(3,073)	1,474	5,479

Net cash used
by operating
activities:	(1,856)	(9,265)	(5,030)	(20,021)

Cash flows from
investing activities:
Cash received in
acquisition of
subsidiary	-	-	-	910

Cash flows from
financing activities:
Issuance of
common stock	-	-	7,000	12,000
Proceeds from
related party
note payable	-	10,000	-	10,000

Net cash provided by
financing activities	$-	$10,000	$7,000	$22,000

The accompanying notes are an integral part of the consolidated financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

				For the period
				December 31,
				1993
				(Quasi -
				Reorganization)
				Through
				December 31,
	2006	2005	2004	2006
Net increase (decrease)
in cash	$(1,856)	735	1,970	2,889

Cash, beginning
of period	4,745	4,010	2,040	-

Cash, end of period	$2,889	$4,745	$4,010	$2,889

Interest paid	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-

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

3.

Note Payable, Stockholder

On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At December 31, 2006 and 2005, the outstanding balance is $10,000. The note is unsecured, bears interest at 8% and is due on demand.

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

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At December 31, 2006, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At December 31, 2006, there are no options or warrants outstanding to acquire the Company=s common stock.

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

Notes to Financial Statements - Continued

9.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $47,696 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2026. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,317 during year ended December 31, 2006 and accumulated losses of $52,696 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $12,590 at December 31, 2006. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.