Form 10QSB
period 2007-03-31
FRAMEWAVES INC
filed 2007-05-10
CIK 788611

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the Company had 1,258,994 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – March 31, 2007 and December 31, 2006

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2007, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2007

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through March 31, 2007

Consolidated Statements of Cash Flows for the Three Ended March 31, 2007 and 2006, and for the period December 31, 1993 (Quasi-Reorganization) Through March 31, 2007

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 7 8 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
Assets	2007	2006

Current Assets:
Cash	$2,440	$2,889

Total current assets	2,440	2,889

Total Assets	$2,440	$2,889

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,765	$4,915
Accrued interest	761	564
Note payable, stockholder	10,000	10,000

Total current liabilities	14,526	15,479

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	42,192	38,847
Deficit accumulated during the
development stage	(55,537)	(52,696)

Total Stockholders' Equity	(12,086)	(12,590)

Total Liabilities and Stockholders'
Equity	$2,440	$2,889

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

			For the period
			December 31,
			1993
	For the	For the	(Quasi -
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2007	2006	2007

Revenues	$-	$-	$1,267

Expenses, general
and administrative	2,644	2,332	56,043

Operating loss	(2,644)	(2,332)	(54,776)

Other income
(expense)	(197)	-	(761)

Net Loss	$(2,841)	$(2,332)	$(55,537)

Net loss per share	$-	$-	$(.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1993	65,600	$66	$(66)	$-

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2004	-	-	-	(40,187)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	-

Common stock issued for cash
at $.14/ share on
December 1, 2004	50,000	50	6,950	-

Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	22,196	-

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	-

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	-

Balance, December 31, 2004	1,258,994	$1,259	$38,847	$(40,187)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2004	1,258,994	$1,259	$8,847	$(40,187)

Net loss for the year ended
December 31, 2005	-	-	-	(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847	(46,379)

Net loss for the year
ended December 31, 2006	-	-	-	(6,317)

Balance, December 31, 2006	1,258,994	1,259	38,847	(52,696)

Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	3,345	-

Net loss for the three months
ended March 31, 2007	-	-	-	(2,841)

Balance, March 31, 2007	1,258,994	$1,259	$42,192	$(55,537)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(2,841)	$(2,332)	$(55,537)

Adjustments to
reconcile net income to cash
provided by operating activities:

Contribution from shareholder	3,345	-	25,541
Common stock issued
for services	-	-	5,000
Increase (decrease) in
accounts payable and
accrued interest	(953)	2,517	4,526

Net cash provided (used) by
operating activities	(449)	185	(20,470)

Cash flows from investing activities:
Cash received in acquisition
of subsidiary	-	-	910

Cash flows from financing activities:
Issuance of common stock	-	-	12,000
Proceeds from related party
note payable	-	-	10,000

Net cash provided
by financing activities	-	-	22,000

Net increase (decrease) in cash	(449)	185	2,440

Cash, beginning of period	2,889	4,745	-

Cash, end of period	$2,440	$4,930	$2,440

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

3.

Note Payable, Stockholder

On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At March 31, 2007 and December 31, 2006, the outstanding balance is $10,000. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder=s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At March 31, 2007, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

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

Notes to Financial Statements - Continued

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At March 31, 2007, there are no options or warrants outstanding to acquire the Company=s common stock.

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

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $2,841 and $6,317 during the quarter ended March 31, 2007 and the year ended December 31, 2006 and  accumulated losses of $55,537 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $12,086 at March 31, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

The Company generated no revenue during the three-month periods ended March 31, 2007 and 2006

General and administrative expenses for the three months ended March 31, 2007 were $2,644 compared to general and administrative expenses of $2,332 during the three-month period ended March 31, 2007. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  For the three months ended March 31, 2007, the Company incurred $197 in interest expense compared to $-0- for the same period in 2006.  As a result of these factors, the Company realized a net loss of $2,841 for the three-month period ended March 31, 2007 and a net loss of $2,332 for the comparable period in 2006.

Liquidity and Capital Resources

The Company generated no revenue during the three-month periods ended March 31, 2007 and 2006. At March 31, 2007, the Company’s total assets consisted of $2,440 in cash.  Total current liabilities at March 31, 2007 consisted of $3,765 in accounts payable, $761 in accrued interest and $10,000 in a note payable to a director/stockholder for total current liabilities of $14,526.

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

May 10, 2007

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date:

May 10, 2007

/s/ Susan Santage

Susan Santage

Chief Financial Officer