Form 10QSB
period 2007-09-30
FRAMEWAVES INC
filed 2007-11-13
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, the Company had 1,258,994 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORM 10-QSB

FRAMEWAVES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets – September 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2007, and for the period December 31, 1993 (Quasi-Reorganization) Through September 30, 2007

Consolidated Statements of Stockholders’ Equity for the Period December 31, 1993 (Quasi-Reorganization) Through September 30, 2007

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006, and for the period December 31, 1993 (Quasi-Reorganization) Through September 30, 2007

Notes to Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5-6 7 8-10 11 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14
	Signatures	15

(Inapplicable items have been omitted)

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
Assets	2007	2006
Current Assets:
Cash	$2,430	$2,889

Total current assets	2,430	2,889

Total Assets	$2,430	$2,889

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,958	$4,915
Accrued interest, stockholder	1,162	564
Note payable, stockholder	10,000	10,000

Total current liabilities	17,120	15,479

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	42,192	38,847
Deficit accumulated during the
development stage	(58,141)	(52,696)

Total stockholders' equity	(14,690)	(12,590)

Total Liabilities and Stockholders'
Equity	$2,430	$2,889

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2007

					For The Period
					December 31,
					1993
	For The	For The	For The	For The	(Quasi-
	Three Months	Three Months	Nine Months	Nine Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007

Revenues	$-	$-	$-	$-	$1,267

Expenses, general
and administrative	1,078	827	4,846	4,836	58,246

Operating Loss	(1,078)	(827)	(4,846)	(4,836)	(56,979)

Other Income
(Expense):
Interest expense	(202)	(200)	(599)	(360)	(1,162)

Net Loss	$(1,280)	$(1,027)	$(5,445)	$(5,196)	$(58,141)

Net Loss per Share	$-	$-	$-	$-	$(.09)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$66	$(66)	$-

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2004				(40,187)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	-

Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	22,196	-

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	-

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	-

Common stock issued for cash
at $.14 per share
on December 1, 2004	50,000	50	6,950	-

Balance, December 31, 2003	1,258,994	$1,259	$38,847	$(40,187)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH SEPTEMBER 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2004	1,258,994	$1,259	$38,847	$(40,187)

Net loss for the year ended
December 31, 2005	-	-	-	(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847	(46,379)

Net loss for the year
ended December 31, 2006	-	-	-	(6,317)

Balance, December 31, 2006	1,258,994	1,259	38,847	(52,696)

Contribution by shareholder
for Company expenses paid
directly by shareholder	-	-	3,345	-

Net loss for the nine months
ended September 30, 2007	-	-	-	(5,445)

Balance, September 30, 2007	1,258,994	$1,259	$42,192	$(58,141)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2007

				For the period
				December 31,
				1993
	For the	For the		(Quasi-
	Nine Months	Nine Months		Reorganization)
	Ended	Ended		Through
	September 30,	September 30,		September 30,
	2007	2006		2007
Cash flows from
operating activities:
Net loss	$(5,445)	$(5,196)	$	$(58,141)

Adjustments to
reconcile net income to cash provided by
operating activities:
Contribution from shareholder	3,345	-		25,541
Common stock issued
for services	-	-		5,000
Increase (decrease) in
accounts payable and accrued interest	1,641	3,342		7,120

Net cash used by
operating activities	(459)	(1,854)		(20,480)

Cash flows from
investing activities:
Cash received in
acquisition of subsidiary	-	-		910

Cash flows from
financing activities:
Issuance of common stock	-	-		12,000
Proceeds from related party
note payable	-	-		10,000

Net cash provided by financing activities	-	-		22,000

Net increase (decrease) in cash	(459)	(1,854)		2,430

Cash, beginning of period	2,889	4,745		-

Cash, end of period	$2,430	$2,891		$2,430

Interest paid	$-	$-		$-

Income taxes paid	$-	$-		$-

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

3.

Note Payable, Stockholder

On October 17, 2005, the Company borrowed $10,000 from an individual who is also a director and stockholder of the Company. At September 30, 2007 and December 31, 2006, the outstanding balance is $10,000. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder=s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At September 30, 2007, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

Notes to Financial Statements - Continued

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At September 30, 2007, there are no options or warrants outstanding to acquire the Company’s common stock.

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

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $5,445 during the nine months ended September 30, 2007 and accumulated losses of $58,141 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $14,690 at September 30, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006

The Company generated no revenue during the three-month periods ended September 30, 2007 and 2006

General and administrative expenses for the three months ended September 30, 2007 were $1,078 compared to general and administrative expenses of $827 during the three-month period ended September 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  For the three months ended September 30, 2007, the Company incurred $202 in interest expense compared to $200 for the same period in 2006.  As a result of these factors, the Company realized a net loss of $1,280 for the three-month period ended September 30, 2007 and a net loss of $1,027 for the comparable period in 2006.

Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

The Company generated no revenue during the nine-month periods ended September 30, 2007 and 2006

General and administrative expenses for the nine months ended September 30, 2007 were $4,846 compared to general and administrative expenses of $4,836 during the nine-month period ended September 30, 2006. Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.  For the nine months ended September 30, 2007, the Company incurred $599 in interest expense compared to $360 for the same period in 2006.  As a result of these factors, the Company realized a net loss of $5,445 for the nine-month period ended September 30, 2007 and a net loss of $5,196 for the comparable period in 2006.

Liquidity and Capital Resources

The Company generated no revenue during the three-month periods ended September 30, 2007 and 2006. At September 30, 2007, the Company’s total assets consisted of $2,430 in cash.  Total current liabilities at September 30, 2007 consisted of $5,958 in accounts payable, $1,162 in accrued interest and $10,000 in a note payable to a director/stockholder for total current liabilities of $17,120.

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

November 13, 2007

/s/ Thomas A. Thomsen

Thomas A. Thomsen

President

Chief Executive Officer

Date:

November 13, 2007

/s/ Susan Santage

Susan Santage

Chief Financial Officer