Form 10KSB
period 2007-12-31
FRAMEWAVES INC
filed 2008-03-31
CIK 788611

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL
OMB Number: 3235-0420
OMB Number: 3235-0420
Estimated average burden
Hours per response……1646

 (Mark One)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

_________________________________

______________________________________

_________________________________

______________________________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Company’s voting securities are traded on the Over the Counter (OTC) Electronic Bulletin Board under the symbol FWAV.  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2007, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2007 is deemed to be $-0-.

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

Yes ☐     No ☒

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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings”Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.  We are now considered a “blank check” company.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements;

•

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board under the symbol FWAV.  There is currently no trading volume for our securities.  At March 28, 2008, the Company had 473 shareholders owning 1,258,994 shares of FrameWaves’ issued and outstanding common stock.

	CLOSING BID		CLOSING ASK
2006	High	Low	High	Low

January 3 through March 31.12		.12	-0-	-0-

April 3 through June 30.12		.12	-0-	-0-

July 3 through September 29.12		.12	-0-	-0-

October 2 through December 29.12		.12	-0-	-0-

	CLOSING BID		CLOSING ASK
2007	High	Low	High	Low

January 2 through March 31.12		.02	N/A	N/A

April 1 through June 30.10		.05	N/A	N/A

July 1 through September 30.10		.10	N/A	N/A

October 1 through December 31.10		.10	N/A	N/A

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

Recent Sales of Unregistered Securities

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Years Ended December 31, 2007 and 2006

The Company did not generate any revenue during the years ended December 31, 2007 and 2006.

General and administrative expenses at December 31, 2007 were $6,073, compared to general and administrative expenses of $5,753 for the year ended December 31, 2006.  Interest expense at December 31, 2007 was $843 compared to $565 for the year ended December 31, 2006.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $6,916 for the year ended December 31, 2007 and $6,317 for the year ended December 31, 2006.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At December 31, 2007, assets consisted of $2,422 in cash.  Liabilities consisted of $4,230 in accounts payable, $1,406 in accrued interest and a $12,772 note payable to a stockholder, for total liabilities of $18,408, leaving the Company without any working capital.

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

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

Name	Age	Positions	Since
Thomas A. Thomsen	32	President and Director	November, 2000
Dianne Hatton-Ward	51	Vice President and Director	November, 2000
Susan Santage	46	Secretary/ Treasurer and Director	November, 2000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 28, 2008, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,258,994 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Amended and Restated Bylaws*

Code of Ethics**

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer  pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

2000 10-KSB 2000 10-KSB 2002 10-KSB Attached Attached Attached Attached

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

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of FrameWaves, Inc. and Subsidiary’s annual financial statement and review of financial statements included in FrameWaves, Inc. and Subsidiary’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,870 for fiscal year ended 2006 and $2,900 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2005 and 2006.

Tax Fees

The fees for tax compliance were $100 and $150 for the years ended December 31, 2006 and 2007, respectively.

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

FRAMEWAVES, INC.

Date: March 28, 2008	/s/ Thomas A. Thomsen
Thomas A. Thomsen
Chief Executive Officer

Date: March 28, 2008	/s/ Susan Santage
Susan Santage
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	/s/ Thomas A. Thomsen
Thomas A. Thomsen
Director

Date: March 28, 2008	/s/ Susan Santage
Susan Santage
Director

Date: March 28, 2008	/s/ Dianna Hatton-Ward
Dianne Hatton-Ward
Director

FRAMEWAVES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc.

We have audited the accompanying balance sheets of FrameWaves, Inc. (a Nevada corporation) as of December 31, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the years ended December 31, 2007, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 10 to the financial statements, the Company incurred a net loss of $6,916 and $6,317, respectively, during the years ended December 31, 2007 and 2006, and as of December 31, 2007, the Company's current liabilities exceeded its current assets by $15,986. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnam and Schumm

Burnam and Schumm

Salt Lake City, Utah

March 13, 2008

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2007 and 2006

Assets	2007	2006
Current Assets:
Cash	$2,422	$2,889

Total current assets	2,422	2,889

Total Assets	$2,422	$2,889

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$4,230	$4,915
Accrued interest, stockholder	1,406	564
Note payable, stockholder	12,772	10,000

Total current liabilities	18,408	15,479

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized,
1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	42,367	38,847
Deficit accumulated during the
development stage	(59,612)	(52,696)

Total stockholders' equity	(15,986)	(12,590)

Total Liabilities and Stockholders'
Equity	$2,422	$2,889

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2007	2006	2005	2007

Revenues	$--	$--	$--	$1,267
Expenses, general
and administrative	6,073	5,753	6,192	59,472

Operating Loss	(6,073)	(5,753)	(6,192	(58,205)

Other Income
(Expense):
Interest expense	(843)	(564)	--	(1,407)

Net Loss	$(6,916)	$(6,317)	$(6,192)	$(59,612)

Net Loss per Share	$(.01)	$(.01)	$--	$(.09)

Weighted average
shares	1,258,994	1,258,994	1,258,994	649,499

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1993	65,600	$66	$(66)	$--

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	22,196	--

Common stock issued in acquisition
of subsidiary, Corners, Inc.
on December 27, 2000	1,000,000	1,000	(90)	--

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

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				Deficit
				Accumulated
	Common Stock		Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2004	1,258,994	$1,259	$38,847	$(40,187)

Net loss for the year ended
December 31, 2005	--	--	--	(6,192)

Balance, December 31, 2005	1,258,994	1,259	38,847	(46,379)

Net loss for the year
ended December 31, 2006	--	--	--	(6,317)

Balance, December 31, 2006	1,258,994	1,259	38,847	(52,696)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	3,520	--

Net loss for the year
ended December 31, 2007	--	--	--	(6,916)

Balance, December 31, 2007	1,258,994	$1,259	$42,367	$(59,612)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2007	2006	2005	2007
Cash flows from
operating activities:
Net loss	$(6,916)	$(6,317)	$(6,192)	$(59,612)

Adjustments to
reconcile net income
to cash provided by
operating activities:
Contribution from
Shareholder	3,520	--	--	25,716
Common stock issued
for services	--	--	--	5,000
Increase (decrease)
in accounts
payable and
accrued interest	157	4,461	(3,073)	5,636

Net cash used
by operating
activities:	(3,239)	(1,856)	(9,265)	(23,260)

Cash flows from
investing activities:
Cash received in
acquisition of
subsidiary	--	--	--	910

Cash flows from
financing activities:
Issuance of
common stock	--	--	--	12,000
Proceeds from
related party
note payable	2,772	--	10,000	12,772

Net cash provided by
financing activities	2,772	--	10,000	24,772
The accompanying notes are an integral part of the financial statements

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS – CONTINUED

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2007	2006	2005	2007
Net increase (decrease)
in cash	$(467)	$(1,856)	$735	$2,422

Cash, beginning
of period	2,889	4,745	4,010	--

Cash, end of period	$2,422	$2,889	$4,745	$2,422

Interest paid	$--	$--	$--	$--

Income taxes paid	$--	$--	$--	$--

The accompanying notes are an integral part of the financial statements

FRAMEWAVES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

In December 2007, the Company's 100% owned subsidiary Corners, Inc. had its corporate chapter permanently revoked by the state of Nevada. Since Corners, Inc. has no assets or liabilities, the Company has elected to abandon all interests in the common stock of Corners, Inc. Therefore, consolidated financial statements are no longer applicable.

b.

Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

c.

Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

d.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

e.

Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company's primary business generated revenue from picture framing. The Company has not had any revenue since 2001.

f.

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company.  At December 31, 2007 and 2006, the outstanding balance is $12,772 and $10,000, respectively. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At December 31, 2007, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

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

8.

Acquisition of Subsidiary

On December 27, 2000, the Company acquired 100% of the outstanding common shares of Corners, Inc. in exchange for the issuance of 1,000,000 shares of its previously authorized but unissued common stock.  Corners, Inc. was purchased at book value of $910 or $.001 per share.  The acquisition has been accounted for on the purchase method and 100% of the purchase price was allocated to cash. In December 2007, the state of Nevada revoked the corporate charter of Corners, Inc. Since the subsidiary has no assets or liabilities, the Company has elected to abandoned all interest in its shares of Corners, Inc.

Notes to Financial Statements - Continued

9.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $54,612 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2027. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,916 during year ended December 31, 2007 and accumulated losses of $59,612 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $15,986 at December 31, 2007. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.