Form 10-Q
period 2008-03-31
FRAMEWAVES INC
filed 2008-05-12
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  33-2783-S

FRAMEWAVES, INC.

(Exact name of registrant as specified in its charter)

Nevada	82-0404220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 East 4800 South, Suite 100, Salt Lake City, UT	84117
(Address of principal executive offices)	(Zip Code)

(801) 272-9294

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  1,208,994

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required       to respond unless the form displays a currently valid OMB control number.

FREEDOM RESOURCES ENTERPRRISES, INC.

FORM 10-Q

MARCH 31, 2008

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

FRAMEWAVES, INC.

 (A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
Assets	2008	2007

Current Assets:
Cash	$955	$2,422

Total current assets	955	2,422

Total Assets	$955	$2,422

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,385	$4,230
Accrued interest, stockholder	1,690	1,406
Note payable, stockholder	15,000	12,772

Total current liabilities	20,075	18,408

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,208,994
issued and outstanding	1,259	1,259
Additional paid-in capital	42,367	42,367
Deficit accumulated during the
development stage	(62,746)	(59,612)

Total Stockholders' Equity	(19,120)	(15,986)

Total Liabilities and Stockholders'
Equity	$955	$2,422

The accompanying notes are an integral part of the financial statements

FRAMEWAVES, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

			For the period
			December 31,
			1993
	For the	For the	(Quasi -
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenues	$--	$--	$1,267

Expenses, general
and administrative	2,850	2,644	62,323

Operating loss	(2,850)	(2,644)	(61,056)

Other income
(expense)	(284)	(197)	(1,690)

Net Loss	$(3,134)	$(2,841)	$(62,746)

Net loss per share	$--	$--	$(.10)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1993	65,600	$66	$(66)	$--

Net loss accumulated for
the period December 31, 1993
(quasi-reorganization)
through December 31, 2005	--	--	--	(46,379)

Common stock issued for cash
and services at $.10/ share
on November 3, 2000	100,000	100	9,900	--

Common stock issued for cash
at $.14/ share on
December 1, 2004	50,000	50	6,950	--

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	22,196	--

Common stock issued in
acquisition of subsidiary,
Corners, Inc. on
December 27, 2000	1,000,000	1,000	(90)	--

Common stock issued due to
rounding up shareholders with
less than 100 shares after
100 for 1 reverse stock split
effective December 27, 2000	43,394	43	(43)	--

Balance, December 31, 2005	1,258,994	$1,259	$38,847	$(46,379)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

FOR THE PERIOD DECEMBER 31, 1993 (Quasi - Reorganization) THROUGH MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,258,994	$1,259	$38,847	$(46,379)

Net loss for the year ended
December 31, 2006	--	--	--	(6,317)

Balance, December 31, 2006	1,258,994	1,259	38,847	(52,696)

Net loss for the year
ended December 31, 2007	--	--	--	(6,916)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	3,520	--

Balance, December 31, 2007	1,258,994	1,259	42,367	(59,612)

Net loss for the three months
ended March 31, 2008	--	--	--	(3,134)

Balance, March 31, 2008	1,258,994	$1,259	$42,367	$(62,746)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash flows from
operating activities:
Net loss	$(3,134)	$(2,841)	$(62,746)

Adjustments to
reconcile net income
to cash provided by
operating activities:
Contribution from
Shareholder	--	3,345	25,716
Common stock issued
for services	--	--	5,000
Increase (decrease) in
accounts payable and
accrued interest	(561)	(953)	5,075

Net cash provided
(used) by operating
activities	(3,695)	(449)	(26,955)

Cash flows from
investing activities:
Cash received in
acquisition of
subsidiary	--	--	910

Cash flows from
financing activities:
Issuance of
common stock	--	--	12,000
Proceeds from
related party
note payable	2,228	--	15,000

Net cash provided
by financing
activities	2,228	--	27,000
Net increase (decrease)
in cash	(1,467)	(449)	955
Cash, beginning
of period	2,422	2,889	--
Cash, end of period	$955	$2,440	$955

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At March 31, 2008 and December 31, 2007, the outstanding balance is $15,000 and $12,772, respectively. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder=s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At March 31, 2008, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

Notes to Financial Statements - Continued

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At March 31, 2008, there are no options or warrants outstanding to acquire the Company=s common stock.

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

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,134 and $6,916 during the quarter ended March 31, 2008 and the year ended December 31, 2007 and accumulated losses of $62,746 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $19,120 at March 31, 2008. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statement Notice

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

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

Three Month Period Ended March 31, 2008 and 2007

The Company did not generate any revenue during the three months ended March 31, 2008 and 2007.

General and administrative expenses at March 31, 2008 were $2,850, compared to general and administrative expenses of $2,644 for the same period in 2007.  Interest expense at March 31, 2008 was $284 compared to $197 for the same period in 2007.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $3,134 for the three months ended March 31, 2008 compared to $2,841 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At March 31, 2008, assets consisted of $955 in cash.  Liabilities consisted of $3,385 in accounts payable, $1,690 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $20,075, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company.  At March 31, 2008 the outstanding balance is $15,000.  The note is unsecured, bears interest at 8% and is due on demand.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer	Attached
pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

	Certification of the Principal Financial Officer	Attached
31.2	pursuant to Section 302 of the Sarbanes
-Oxley Act of 2002

32.1	Certification of Principal Executive Officer	Attached
pursuant to section 906 of the Sarbanes-Oxley Act
of 2002

32.2	Certification of Principal Financial Officer	Attached
pursuant to section 906 of the Sarbanes-Oxley Act
Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

(Registrant)

Date: May 9, 2008	/s/ Thomas A. Thomsen
Thomas A. Thomsen, President and
Principal Executive Officer

Date: May 9, 2008	/s/ Susan Santage
Susan Santage, Treasurer and
Principal Financial Officer