Form 10-Q
period 2008-06-30
FRAMEWAVES INC
filed 2008-08-12
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  1,258,994

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page

Financial Statements:

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Financial Statements	7-10

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
Assets	2008	2007

Current Assets:
Cash	$946	$2,422

Total current assets	946	2,422

Total Assets	$946	$2,422

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$4,615	$4,230
Accrued interest, stockholder	1,991	1,406
Note payable, stockholder	15,000	12,772

Total current liabilities	21,606	18,408

Stockholders' Deficit:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	42,367	42,367
Deficit accumulated during the
development stage	(64,286)	(59,612)

Total stockholders' deficit	(20,660)	(15,986)

Total Liabilities and Stockholders'
Deficit	$946	$2,422

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH JUNE 30, 2008

					For The Period
					December 31,
	For The	For The	For The	For The	1993
	Three	Three	Six	Six	(Quasi-
	Months	Months	Months	Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues	$--	$--	$--	$--	$1,267

Expenses,
General and Administrative	1,239	1,125	4,089	3,768	63,562

Operating Loss	(1,239)	(1,125)	(4,089)	(3,768)	(62,295)

Other Income
(Expense)
Interest	(301)	(199)	(585)	(397)	(1,991)

Net Loss	$(1,540)	$(1,324)	$(4,674)	$(4,165)	$(64,286)

Net Loss per Share	$--	$--	$--	$--	$(.10)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

TO JUNE 30, 2008

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Six Months	Six Months	Reorganization)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(4,674)	$(4,165)	$(64,286)

Adjustments to reconcile net income to cash provided by operating activities:

Contribution from Shareholder	--	3,345	25,716
Common stock issued for services	--	--	5,000
Increase in accounts payable and accrued interest	970	366	6,606

Net cash used by operating activities	(3,704)	(454)	(26,964)

Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from related party note payable	2,228	--	15,000

Net cash provided by financing activities	2,228	--	27,000

Net increase (decrease) in cash	(1,476)	(454)	946

Cash, beginning of period	2,422	2,889	--

Cash, end of period	$946	$2,435	$946

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from an individual who is also a director and stockholder of the Company. At June 30, 2008 and December 31, 2007, the outstanding balance is $15,000 and 12,772, respectively. The note is unsecured, bears interest at 8% and is due on demand.

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

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At June 30, 2008, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At June 30, 2008, there are no options or warrants outstanding to acquire the Company=s common stock.

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

Notes to Financial Statements - Continued

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $4,674 during the six months ended June 30, 2008 and accumulated losses of $64,286 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $20,660 at June 30, 2008. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three Month Period Ended June 30, 2008 and 2007

The Company did not generate any revenue during the three months ended June 30, 2008 and 2007.

General and administrative expenses at June 30, 2008 were $1,239, compared to general and administrative expenses of $1,125 for the same period in 2007.  Interest expense at June 30, 2008 was $301 compared to $199 for the same period in 2007.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $1,540 for the three months ended June 30, 2008 compared to $1,324 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Six Month Period Ended June 30, 2008 and 2007

The Company did not generate any revenue during the six months ended June 30, 2008 and 2007.

General and administrative expenses for the six months ended June 30, 2008 were $4,089, compared to general and administrative expenses of $3,768 for the same period in 2007.  Interest expense for the six months ended June 30, 2008 was $585 compared to $397 for the same period in 2007.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $4,674 for the six months ended June 30, 2008 compared to $4,165 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At June 30, 2008, assets consisted of $946 in cash.  Liabilities consisted of $4,615 in accounts payable, $1,991 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $21,606, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company.  At June 30, 2008 the outstanding balance is $15,000.  The note is unsecured, bears interest at 8% and is due on demand.

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

Date: August 12, 2008

/s/ Thomas A. Thomsen

Thomas A. Thomsen, President and

Principal Executive Officer

Date: August 12, 2008

/s/ Susan Santage

Susan Santage, Treasurer and

Principal Financial Officer