Form 10-Q
period 2008-09-30
FRAMEWAVES INC
filed 2008-11-07
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2008:  1,258,994

SEC1296 (02-08)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page

Financial Statements:

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Financial Statements	7

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
Assets	2008	2007
Current Assets:
Cash	$932	$2,422

Total current assets	932	2,422

Total Assets	$932	$2,422

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$5,725	$4,230
Accrued interest, stockholder	2,290	1,406
Note payable, stockholder	15,000	12,772

Total current liabilities	23,015	18,408

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares
authorized, 1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	42,367	42,367
Deficit accumulated during the
development stage	(65,709)	(59,612)

Total stockholders' equity	(22,083)	(15,986)

Total Liabilities and Stockholders' Equity	$932	$2,422

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2008

					For The Period
					December 31,
					1993
	For The	For The	For The	For The	(Quasi-
	Three Months	Three Months	Nine Months	Nine Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenues	$--	$--	$--	$--	$1,267

Expenses, general
and administrative	1,124	1,078	5,212	4,846	64,686

Operating Loss	(1,124)	(1,078)	(5,212)	(4,846)	(63,419)

Other Income
(Expense):
Interest expense	(300)	(202)	(885)	(599)	(2,290)

Net Loss	$(1,424)	$(1,280)	$(6,097)	$(5,445)	$(65,709)

Net Loss per Share	$--	$--	$--	$--	$(.10)

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2008

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Nine Months	Nine Months	Reorganization)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(6,097)	$(5,445)	$(65,709)

Adjustments to reconcile net income
to cash provided by operating activities:
Contribution from Shareholder	--	3,345	25,716
Common stock issued for services	--	--	5,000
Increase in accounts payable and accrued interest	2,379	1,641	8,015

Net cash used by operating activities	(3,718)	(459)	(26,978)

Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from related party note payable	2,228	--	15,000

Net cash provided by financing activities	2,228	--	27,000

Net increase (decrease)in cash	(1,490)	(459)	932

Cash, beginning of period	2,422	2,889	--

Cash, end of period	$932	$2,430	$932

Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from an individual who is also a director and stockholder of the Company. At September 30, 2008 and December 31, 2007, the outstanding balance is $15,000 and 12,772, respectively. The note is unsecured, bears interest at 8% and is due on demand.

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

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At September 30, 2008, there are no options or warrants outstanding to acquire the Company=s common stock.

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

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,097 during the nine months ended September 30, 2008 and accumulated losses of $65,709 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $22,083 at September 30, 2008. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

▪

a description of transactions between the prospective entity and its affiliates

▪

relevant analysis of risks and competitive conditions;

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

Three Month Period Ended September 30, 2008 and 2007

The Company did not generate any revenue during the three months ended September 30, 2008 and 2007.

General and administrative expenses at September 30, 2008 were $1,124, compared to general and administrative expenses of $1,078 for the same period in 2007.  Interest expense at September 30, 2008 was $300 compared to $202 for the same period in 2007.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $1,424 for the three months ended September 30, 2008 compared to $1,280 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Nine Month Period Ended September 30, 2008 and 2007

The Company did not generate any revenue during the nine months ended September 30, 2008 and 2007.

General and administrative expenses for the nine months ended September 30, 2008 were $5,212, compared to general and administrative expenses of $4,846 for the same period in 2007.  Interest expense for the nine months ended September 30, 2008 was $885 compared to $599 for the same period in 2007.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $6,097 for the nine months ended September 30, 2008 compared to $5,445 for the same period in 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At September 30, 2008, assets consisted of $932 in cash.  Liabilities consisted of $5,725 in accounts payable, $2,290 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $23,015, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company.  At September 30, 2008 the outstanding balance is $15,000.  The note is unsecured, bears interest at 8% and is due on demand.

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

Date: November 6, 2008

/s/ Thomas A. Thomsen

Thomas A. Thomsen, President and

Principal Executive Officer

Date: November 6, 2008

/s/ Susan Santage

Susan Santage, Treasurer and

Principal Financial Officer