Form 10-K
period 2008-12-31
FRAMEWAVES INC
filed 2009-03-26
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 33-2783-S

FRAMEWAVES, INC.

(Name of small business issuer in its charter)

Nevada	82-0404220
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1981 East 4800 South, Suite 100

Salt Lake City, UT  84117

(Address of principal executive offices)

Issuer’s telephone number: (801) 272-9294

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes  X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes   X   No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X  Yes         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	(Do not check is a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   X  Yes         No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “FWAV.”  There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2008, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2008 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes          No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 24, 2009
Common Stock, $.001 par value	1,258,994

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

FrameWaves, Inc. (the “Company” or “FrameWaves”) was originally incorporated under the name of Messidor Limited on December 23, 1985 as a development stage company for the purpose of engaging in all lawful transactions permitted under the State of Nevada, including the acquisition of various business opportunities to provide profit and maximize shareholder value.

On December 27, 2000, the shareholders, at a special meeting, changed the Company’s name from Messidor Limited to FrameWaves, Inc. The participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

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

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Principal Products or Services and Their Markets

None; not applicable

Competition, Competitive Position in the Industry and Methods of Competition

None; not applicable

Dependence on One or a Few Major Customers

None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

Number of Total Employees and Number of Full-Time Employees

None

ITEM 1A.  RISK FACTORS.

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature.  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Our management has limited time to devote to our business.  While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officer and director participates in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition.  Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Potential for being classified an Investment Company.  Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that audited financial statements would be provided after closing of such a transaction.  Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock is subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock.   Our stock is subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

•

is not listed on a national securities exchange or Nasdaq;

•

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

•

has a price per share of less than $5.00; and

•

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

•

determination of the purchaser’s investment suitability;

•

delivery of certain information and disclosures to the purchaser; and

•

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis.  When our common stock becomes subject to the penny stock trading rules,

•

such rules may materially limit or restrict the ability to resell our common stock, and

•

the liquidity typically associated with other publicly traded equity securities may not exist.

It is possible that a liquid market for our stock will never develop and you will not be able to sell your stock.  There is no assurance a market will be made in our stock.  If no market exists, you will not be able to sell your shares publicly, making your investment of little or no value.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A. Thomsen, an officer and director of the Company.  The Company does not pay rent for this office space.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “FWAV".  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

	CLOSING BID		CLOSING ASK
2008	High	Low	High	Low

January 2 through March 31.10		.10	N/A	N/A

April 1 through June 30.15		.10	N/A	N/A

July 1 through September 30.15		.15	N/A	N/A

October 1 through December 31.15		.15	N/A	N/A

	CLOSING BID		CLOSING ASK
2007	High	Low	High	Low

January 2 through March 31.12		.02	N/A	N/A

April 1 through June 30.10		.05	N/A	N/A

July 1 through September 30.10		.10	N/A	N/A

October 1 through December 31.10		.10	N/A	N/A

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 24, 2009, there were approximately 473 shareholders of record holding 1,258,994 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report.  The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction.  Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company’s current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

Years Ended December 31, 2008 and 2007

The Company did not generate any revenue during the years ended December 31, 2008 and 2007.

General and administrative expenses at December 31, 2008 were $6,457, compared to general and administrative expenses of $6,073 for the year ended December 31, 2007.  Interest expense at December 31, 2008 was $1,185 compared to $843 for the year ended December 31, 2007.  Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $7,642 for the year ended December 31, 2008 and $6,916 for the year ended December 31, 2007.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At December 31, 2008, assets consisted of $298 in cash.  Liabilities consisted of $6,335 in accounts payable, $2,591 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $23,926, leaving the Company without any working capital.

Since 2005, the Company has borrowed from Susan Santage, an officer and director of the Company.  The note is unsecured, bears interest at 8% and is due on demand.  At December 31, 2008 and 2007, the outstanding balance is $15,000 and $12,772 respectively.

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

The Company has no other assets or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its business plan as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company  may eventually acquire.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct. The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Thomas A. Thomsen	33	President and Director	November, 2000
Dianne Hatton-Ward	52	Vice President and Director	November, 2000
Susan Santage	47	Secretary/ Treasurer and Director	November, 2000

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

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

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company.  Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 24, 2009, the number and percentage of the 1,258,994 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A. Thomsen, an officer and director of the Company.  The Company does not pay rent for this office space.

Since 2005, the Company has borrowed from Susan Santage, an officer and director of the Company.  The note is unsecured, bears interest at 8% and is due on demand.  At December 31, 2008 and 2007, the outstanding balance is $15,000 and $12,772 respectively.

Certain Business Relationships

None.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities. In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Framewaves, Inc. annual financial statement and review of financial statements included in Framewaves’ 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,010 for fiscal year ended 2008 and $2,870 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Framewaves, Inc. financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $125 for fiscal year ended 2008 and $100 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

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

* Incorporated by reference. Filed as exhibit to 2000 10-KSB filed January 26, 2001

**Incorporated by reference. Filed as exhibit to 2002 10-KSB filed March 26, 2003

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRAMEWAVES, INC.

Date: March 26, 2009

/s/ Thomas A. Thomsen

Thomas A. Thomsen

Chief Executive Officer

Date: March 26, 2009

/s/ Susan Santage

Susan Santage

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2009	/s/ Thomas A. Thomsen Thomas A. Thomsen Director
Date: March 26, 2009	/s/ Susan Santage Susan Santage Director
Date: March 26, 2009	/s/ Dianne Hatton-Ward
Dianne Hatton-Ward Director

FRAMEWAVES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

FRAMEWAVES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc.

We have audited the accompanying balance sheets of FrameWaves, Inc. (a Nevada corporation) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 10 to the financial statements, the Company incurred a net loss of $7,642 and $6,916, respectively, during the years ended December 31, 2008 and 2007, and as of December 31, 2008, the Company's current liabilities exceeded its current assets by $23,628. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnam and Schumm

Burnam and Schumm

Salt Lake City, Utah

March 27, 2009

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2008 and 2007

Assets	2008	2007
Current Assets:
Cash	$298	$2,422

Total current assets	298	2,422

Total Assets	$298	$2,422

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,335	$4,230
Accrued interest, stockholder	2,591	1,406
Note payable, stockholder	15,000	12,772

Total current liabilities	23,926	18,408

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares authorized,
1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	42,367	42,367
Deficit accumulated during the
development stage	(67,254)	(59,612)

Total stockholders' equity	(23,628)	(15,986)

Total Liabilities and Stockholders'
Equity	$298	$2,422

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2008	2007	2006	2008

Revenues	$--	$--	$--	$1,267

Expenses, general and administrative	6,457	6,073	5,753	65,930

Operating Loss	(6,457)	(6,073)	(5,753)	(64,663)

Other Income (Expense):
Interest expense	(1,185)	(843)	(564)	(2,591)

Net Loss	$(7,642)	$(6,916)	$(6,317)	$(67,254)

Net Loss per Share	$(.01)	$(.01)	$(.01)	$(.10)

Weighted average shares	1,258,994	1,258,994	1,258,994	690,132

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

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

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,258,994	$1,259	$38,847	$(46,379)

Net loss for the year
ended December 31, 2006	--	--	--	(6,317)

Balance, December 31, 2006	1,258,994	1,259	38,847	(52,696)

Contribution by shareholder
for Company expenses paid
directly by shareholder	--	--	3,520	--

Net loss for the year
ended December 31, 2007	--	--	--	(6,916)

Balance, December 31, 2007	1,258,994	1,259	42,367	(59,612)

Net loss for the year
ended December 31, 2008	--	--	--	(7,642)

Balance, December 31, 2008	1,258,994	$1,259	$42,367	$(67,254)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2008	2007	2006	2008

Cash flows from operating activities:
Net loss	$(7,642)	$(6,916)	$(6,317)	$(67,254)

Adjustments to reconcile net income to cash provided by operating activities:

Contribution from Shareholder	--	3,520	--	25,716

Common stock issued for services	--	--	--	5,000

Increase (decrease) in accounts payable and accrued interest	3,290	157	4,461	8,926

Net cash used by operating activities:	(4,352)	(3,239)	(1,856)	(27,612)

Cash flows from investing activities:

Cash received in acquisition of subsidiary	--	--	--	910

Cash flows from financing activities:

Issuance of common stock	--	--	--	12,000

Proceeds from related party note payable	2,228	2,772	--	15,000

Net cash provided by financing activities	$2,228	$2,772	$--	$27,000

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS – CONTINUED

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2008	2007	2006	2008

Net increase (decrease)in cash	$(2,124)	$(467)	$(1,856)	$298

Cash, beginning of period	2,422	2,889	4,745	--

Cash, end of period	$298	$2,422	$2,889	$298

Interest paid	$--	$--	$--	$--

Income taxes paid	$--	$--	$--	$--

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

Notes to Financial Statements - Continued

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At December 31, 2008 and 2007, the outstanding balance is $15,000 and $12,772, respectively. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholdr’s ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2008, no preferred stock has been issued by the Company.

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

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2008, there are no options or warrants outstanding to acquire the Company’s common stock.

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

9.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $62,254 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2028. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

Notes to Financial Statements - Continued

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $7,642 during year ended December 31, 2008 and accumulated losses of $67,254 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $23,628 at December 31, 2008. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.