Form 10-Q
period 2009-03-31
FRAMEWAVES INC
filed 2009-05-07
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☐   Yes   ☒   No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  1,258,994

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
Assets	2009	2008

Current Assets:
Cash	$278	$298

Total current assets	278	298

Total Assets	$278	$298

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$3,115	$6,335
Accrued interest, stockholder	2,890	2,591
Note payable, stockholder	15,000	15,000

Total current liabilities	21,005	23,926

Stockholders' Equity:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	48,702	42,367
Deficit accumulated during the
development stage	(70,688)	(67,254)

Total Stockholders' Equity	(20,727)	(23,628)

Total Liabilities and Stockholders' Equity	$278	$298

The accompanying notes are an integral

part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

			For the period
			December 31,
			1993
	For the	For the	(Quasi -
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$--	$--	$1,267

Expenses, general
and administrative	3,135	2,850	69,065

Operating loss	(3,135)	(2,850)	(67,798)

Other income
(expense)	(300)	(284)	(2,890)

Net Loss	$(3,435)	$(3,134)	$(70,688)

Net loss per share	$--	$--	$(.10)

The accompanying notes are an integral

part of the financial statements.

  FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(3,435)	$(3,134)	$(70,688)

Adjustments to reconcile net income
to cash provided by operating activities:
Contribution from shareholder	6,335	--	32,051
Common stock issued for services	--	--	5,000
Increase (decrease) in
accounts payable and accrued interest	(2,920)	(561)	6,005

Net cash provided
(used) by operating activities	(20)	(3,695)	(27,632)

Cash flows from investing activities:
Cash received in
acquisition of subsidiary	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from
related party note payable	--	2,228	15,000

Net cash provided
by financing activities	--	2,228	27,000

Net increase (decrease) in cash	(20)	(1,467)	278
Cash, beginning of period	298	2,422	--
Cash, end of period	$278	$955	$278

Interest paid	$--	$--	$--

Income taxes paid	$--	$--	$--

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At March 31, 2009 and December 31, 2008, the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

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

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At March 31, 2009, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

 Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At March 31, 2009, there are no options or warrants outstanding to acquire the Company=s common stock.

8.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $62,253 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2028. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $3,435 during the quarter ended March 31, 2009 and accumulated losses of $70,688 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $20,727 at March 31, 2009. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three Month Period Ended March 31, 2009 and 2008

The Company did not generate any revenue during the three months ended March 31, 2009 and 2008.

General and administrative expenses at March 31, 2009 were $3,135, compared to general and administrative expenses of $2,850 for the same period in 2008.  Interest expense at March 31, 2009 was $300 compared to $284 for the same period in 2008.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $3,435 for the three months ended March 31, 2009 compared to $3,134 for the same period in 2008.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At March 31, 2009, assets consisted of $278 in cash.  Liabilities consisted of $3,115 in accounts payable, $2,890 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $21,005, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company.  At March 31, 2009 the outstanding balance is $15,000.  The note is unsecured, bears interest at 8% and is due on demand.

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

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

PART II – OTHER INFORMATION

Item 6.   Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

(Registrant)

Date: May 7, 2009

/s/ Thomas A. Thomsen

   Thomas A. Thomsen, President and

   Principal Executive Officer

Date: May 7, 2009

/s/ Susan Santage

   Susan Santage, Treasurer and

   Principal Financial Officer