Form 10-Q
period 2009-09-30
FRAMEWAVES INC
filed 2009-11-12
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 1,258,994

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
Assets	2009	2008

Current Assets:
Cash	$7	$298

Total current assets	77	298

Total Assets	$77	$298

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$6,795	$6,335
Accrued interest, stockholder	3,490	2,591
Note payable, stockholder	15,000	15,000

Total current liabilities	25,285	23,926

Stockholders' Deficit:
Common stock, $.001 par value
100,000,000 shares
authorized, 1,258,994
issued and outstanding	1,259	1,259
Additional paid-in capital	49,167	42,367
Deficit accumulated during the
development stage	(75,634)	(67,254)

Total stockholders' deficit	(25,208)	(23,628)

Total Liabilities and Stockholders'
Deficit	$77	$298

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2009

					For The Period
					December 31,
					1993
	For The	For The	For The	For The	(Quasi-
	Three Months	Three Months	Nine Months	Nine Months	Reorganization)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenues	$--	$--	$--	$--	$1,267

Expenses, general and administrative	2,991	1,124	7,481	5,212	73,411

Operating Loss	(2,991)	(1,124)	(7,481)	(5,212)	(72,144)

Other Income
(Expense):
Interest expense	(300)	(300)	(900)	(885)	(3,490)

Net Loss	$(3,291)	$(1,424)	$(8,381)	$(6,097)	$(75,634)

Net Loss per Share	$--	$--	$(.01)	$--	$(.11)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH SEPTEMBER 30, 2009

			For the period
			December 31,
			1993
	For the	For the	(Quasi-
	Nine Months	Nine Months	Reorganization)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(8,381)	$(6,097)	$(75,634)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from shareholder	6,800	--	32,516
Common stock issued for services	--	--	5,000
Increase in accounts payable and accrued interest	1,360	2,379	10,285
Net cash used by operating activities	(221)	(3,718)	(27,833)
Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910
Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from related party note payable	--	2,228	15,000
Net cash provided by financing activities	--	2,228	27,000
Net increase (decrease) in cash	(221)	(1,490)	77
Cash, beginning of period	298	2,422	--
Cash, end of period	$77	$932	$77
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements - Continued

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from an individual who is also a director and stockholder of the Company. At September 30, 2009 and December 31, 2008, the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder=s ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At September 30, 2009, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At September 30, 2009, there are no options or warrants outstanding to acquire the Company=s common stock.

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

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,381 during the nine months ended September 30, 2008 and accumulated losses of $75,634 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $25,208 at September 30, 2009. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Changes in Management and Directors

On August 10, 2009, the Company accepted the resignations of Thomas A. Thomsen as President and a director of the Corporation and Susan Santage as Treasurer and a director of the Corporation. Also on August 10, 2009, the Company appointed Mr. Alexander H. Cook to serve on the board of directors and to fill the positions of President, Secretary and Treasurer of the Company.

On October 12, 2009, the Company accepted the resignation of Alexander H. Cook as President, Secretary and Treasurer and as a director of the Corporation. Mr. Cook cited other commitments are such that they can no longer devote his attention and energy to the affairs of the Company and stated he had no issues or disagreements with the Company or its management. Ms. Susan Santage agreed to resume her participation with the Company and was appointed to serve on the board of directors and to fill the positions of President, Secretary and Treasurer of the Company. Ms. Santage graduated from Salt Lake Community College in 1989 with an AAS in Graphic Design. In 1984, Ms. Santage graduated from the Salt Lake School of Interior Design. From 1989 to the present date, Ms. Santage has engaged in freelance graphic design where she has contracted with several companies including Break-thru Industries, KLCY Radio Station, Phoenix Aviation, Inc., and the Salt Lake Community College.

Three Month Period Ended September 30, 2009 and 2008

The Company did not generate any revenue during the three months ended September 30, 2009 and 2008.

General and administrative expenses for the three months ended September 30, 2009 were $2,991, compared to general and administrative expenses of $1,124 for the same period in 2008. Interest expense at September 30, 2009 was $300 compared to $300 for the same period in 2008. Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $3,291 for the three months ended September 30, 2009 compared to $1,424 for the same period in 2008. The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Nine Month Period Ended September 30, 2009 and 2008

General and administrative expenses for the nine months ended September 30, 2009 were $7,481, compared to general and administrative expenses of $5,212 for the same period in 2008. Interest expense at September 30, 2009 was $900 compared to $885 for the same period in 2008. Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $8,381 for the nine months ended September 30, 2009 compared to $6,097 for the same period in 2008. The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At September 30, 2009, assets consisted of $77 in cash. Liabilities consisted of $6,795 in accounts payable, $3,490 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $25,285, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company. At September 30, 2009 the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $8,000 to $10,000. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

PART II – OTHER INFORMATION

Item 6.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document	Location

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

FRAMEWAVES, INC.

(Registrant)

Date: November 11, 2009

/s/ Susan Santage

Susan Santage, President, Treasurer and

Principal Executive Officer and

Principal Financial Officer