Form 10-K
period 2009-12-31
FRAMEWAVES INC
filed 2010-03-12
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes  X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      . Yes  X . No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  X . Yes      . No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “FWAV.” There was not an active market and no significant trading volume for the issuer’s common stock during fiscal year 2009, therefore the aggregate market value of the voting common equities securities held by non-affiliates of the Registrant at December 31, 2009 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 10, 2010
Common Stock, $.001 par value	1,258,994

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Susan Santage, the officer and director of the Company. The Company does not pay rent for this office space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “FWAV". There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009.

	CLOSING BID		CLOSING ASK
2009	High	Low	High	Low

January 2 through March 31.15		.15	N/A	N/A

April 1 through June 30.15		.15	N/A	N/A

July 1 through September 30.15		.15	N/A	N/A

October 1 through December 31.56		.15	N/A	1.50

	CLOSING BID		CLOSING ASK
2008	High	Low	High	Low

January 2 through March 31.10		.10	N/A	N/A

April 1 through June 30.15		.10	N/A	N/A

July 1 through September 30.15		.15	N/A	N/A

October 1 through December 31.15		.15	N/A	N/A

The above quotations, as provided by Pink Sheets OTC Markets, Inc., represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

Holders

As of March 10, 2010, there were approximately 503shareholders of record holding 1,258,994 shares of common stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Subsequent Event

Subsequent to the year ended December 31, 2009, on February 23, 2010, the Company received a non-binding letter of intent to enter into an Exchange Agreement whereby the Company would acquire a business opportunity. The Company is in the process of performing due diligence on the potential acquisition. The Company does not anticipate entering any definitive agreement until all parties are satisfied with their due diligence process. There is no assurance a definitive agreement will be forthcoming or that any acquisition will be consummated.

Years Ended December 31,2009 and 2008

The Company did not generate any revenue during the years ended December 31, 2009 and 2008.

General and administrative expenses at December 31, 2009 were $8,984 compared to $6,457 for the year ended December 31, 2008. Interest expense at December 31, 2009 was $1,200 compared to $1,185 for the year ended December 31, 2008. Expenses in both years were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $10,184 for the year ended December 31, 2009 and $7,642 for the year ended December 31, 2008.

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

Liquidity and Capital Resources

At December 31, 2009, assets consisted of $48 in cash. Liabilities consisted of $8,270 in accounts payable, $3,790 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $27,060, leaving the Company without any working capital.

Since 2005, the Company has borrowed from Susan Santage, an officer and director of the Company. The note is unsecured, bears interest at 8% and is due on demand. At December 31, 2009 and 2008, the outstanding balance is $15,000.

Currently, the Company has no material commitments for capital expenditures. Management anticipates that operating expenses for the next twelve months will be approximately $5,000 to $10,000. Management understands that it does not have sufficient cash to meet its immediate operational needs and will require additional capital to cover ongoing operating expenses. Management may attempt to raise additional capital for its current operational needs through loans from its officers, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2009, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Susan Santage	48	President, Secretary, Treasurer and Director	November, 2000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 10, 2010, the number and percentage of the 1,258,994 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of Directors, Executive Officers and 5% Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class of Common Stock
Thomas A. Thomsen (2) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	86,285	6.9%
Dianne Hatton-Ward 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	26.5%
Susan Santage (1) 1981 East 4800 South, Suite 100 Salt Lake City, Utah 84117	333,333	26.5%
Directors and Executive Officers as a Group: One Person	333,333	26.5%

(1)

Officer and director of the Company.

(2)

Thomas Thomsen owns 83,334 shares directly, and 2,951 shares indirectly through European Holdings, Inc. Mr. Thomsen owns and controls European Holdings, Inc.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Susan Santage, the officer and director of the Company. The Company does not pay rent for this office space.

Since 2005, the Company has borrowed from Susan Santage, an officer and director of the Company. The note is unsecured, bears interest at 8% and is due on demand. At December 31, 2009 and 2008, the outstanding balance was $15,000.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Framewaves, Inc. annual financial statement and review of financial statements included in Framewaves’ 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,450 for fiscal year ended 2009 and $3,010 for fiscal year ended 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Framewaves, Inc. financial statements that are not reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $125 for fiscal year ended 2009 and $125 for fiscal year ended 2008.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2009 and $0 for fiscal year ended 2008.

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

Exhibit 3(i) Exhibit 3(ii) Exhibit 14 31 32.1

Amended and Restated Articles of Incorporation*

Amended and Restated Bylaws*

Code of Ethics**

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

2000 10-KSB 2000 10-KSB 2002 10-KSB Attached Attached

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

Date: March 11, 2010

/s/ Susan Santage

Susan Santage

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 11, 2010	/s/ Susan Santage Susan Santage Director

FRAMEWAVES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

FRAMEWAVES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of FrameWaves, Inc.

We have audited the accompanying balance sheets of FrameWaves, Inc. (a Nevada corporation) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FrameWaves, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 10 to the financial statements, the Company incurred a net loss of $10,184 and $7,642, respectively, during the years ended December 31, 2009 and 2008, and as of December 31, 2009, the Company's current liabilities exceeded its current assets by $27,012. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Burnham & Schumm, PC

Salt Lake City, Utah

March 7, 2010

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2009 and 2008

Assets	2009	2008
Current Assets:
Cash	$48	$298

Total current assets	48	298

Total Assets	$48	$298

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,270	$6,335
Accrued interest, stockholder	3,790	2,591
Note payable, stockholder	15,000	15,000

Total current liabilities	27,060	23,926

Stockholders' Equity:
Common stock, $.001 par value 100,000,000 shares authorized, 1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	49,167	42,367
Deficit accumulated during the development stage	(77,438)	(67,254)

Total stockholders' equity	(27,012)	(23,628)

Total Liabilities and Stockholders’ Equity	$48	$298

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				For the period
				December 31, 1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2009	2008	2007	2009

Revenues	$--	$--	$--	$1,267
Expenses, general and administrative	8,984	6,457	6,073	74,915

Operating Loss	(8,984)	(6,457)	(6,073)	(73,648)

Other Income (Expense):
Interest expense	(1,200)	(1,185)	(843)	(3,790)

Net Loss	$(10,184)	$(7,642)	$(6,916)	$(77,438)

Net Loss per Share	$(.01)	$(.01)	$(.01)	$(.11)

Weighted average Shares	1,258,994	1,258,994	1,258,994	725,686

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1993	65,600	$66	$(66)	$--

Common stock issued for cash and services at $.10/ share on November 3, 2000	100,000	100	9,900	--

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	22,196	--

Common stock issued in acquisition of subsidiary, Corners, Inc. on December 27, 2000	1,000,000	1,000	(90)	--

Common stock issued due to rounding up shareholders with less than 100 shares after 100 for 1 reverse stock split effective December 27, 2000	43,394	43	(43)	--

Common stock issued for cash at $.14 per share on December 1, 2004	50,000	50	6,950	--

Net loss accumulated for the period December 31, 1993 (quasi-reorganization)through December 31, 2006	--	--	--	(52,696)

Balance, December 31, 2006	1,258,994	$1,259	$38,847	$(52,696)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2006	1,258,994	$1,259	$38,847	$(52,696)

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	3,520	--

Net loss for the year ended December 31, 2007	--	--	--	(6,916)

Balance, December 31, 2007	1,258,994	1,259	42,367	(59,612)

Net loss for the year Ended December 31, 2008	--	--	--	(7,642)

Balance, December 31, 2008	1,258,994	1,259	42,367	(67,254)

Contribution by shareholder for Company expenses paid directly by shareholder	--	--	6,800	--

Net loss for the year ended December 31, 2009	--	--	--	(10,184)

Balance, December 31, 2009	1,258,994	$1,259	$49,167	$77,438

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2009	2008	2007	2009
Cash flows from operating activities:
Net loss	$(10,184)	$(7,642)	$(6,916)	$(77,438)

Adjustments to reconcile net income to cash provided by operating activities:
Contribution from Shareholder	6,800	--	3,520	32,516
Common stock issued for services	--	--	--	5,000
Increase (decrease) in accounts payable and accrued interest	3,134	3,290	157	12,060

Net cash used by operating activities:	(250)	(4,352)	(3,239)	(27,862)

Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	--	910

Cash flows from financing activities:
Issuance of common stock	--	--	--	12,000
Proceeds from related party note payable	--	2,228	2,772	15,000

Net cash provided by financing activities	$--	$2,228	$2,772	$27,000

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS – CONTINUED

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

				For the period
				December 31,
				1993
				(Quasi –
				Reorganization)
				Through
				December 31,
	2009	2008	2007	2009

Net increase (decrease) in cash	$(250)	$(2,124)	$(467)	$48

Cash, beginning of period	298	2,422	2,889	--

Cash, end of period	$48	$298	$2,422	$48

Interest paid	$--	$--	$--	$--

Income taxes paid	$--	$--	$--	$--

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

f.

Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, accounts payable, interest payable and notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments.

Notes to Financial Statements – Continued

g.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measure using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of January 1, 2009, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of December 31, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2009, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At December 31, 2009 and 2008, the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

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

Notes to Financial Statements - Continued

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At December 31, 2009, no preferred stock has been issued by the Company.

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

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At December 31, 2009, there are no options or warrants outstanding to acquire the Company’s common stock.

8.

Acquisition of Subsidiary

On December 27, 2000, the Company acquired 100% of the outstanding common shares of Corners, Inc. in exchange for the issuance of 1,000,000 shares of its previously authorized but unissued common stock. Corners, Inc. was purchased at book value of $910 or $.001 per share. The acquisition has been accounted for on the purchase method and 100% of the purchase price was allocated to cash. In December 2007, the state of Nevada revoked the corporate charter of Corners, Inc. Since the subsidiary has no assets or liabilities, the Company has elected to abandon all interest in its shares of Corners, Inc.

9.

Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $72,438 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2029. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

10.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $10,184 during year ended December 31, 2009 and accumulated losses of $77,438 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $27,012 at December 31, 2009. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

11.

Fair Value Measurement

We adopted SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) effective January 1, 2009 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situation where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Notes to Financial Statements - Continued

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:

Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:

Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial assets and liabilities, including cash, accounts payable, interest payable and notes payable approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

12.

Subsequent Events

Management has evaluated subsequent events through March 12, 2010 the date on which the financial statements were available to be issued and determined that one item requires disclosure.

On February 23, 2010, the Company received a letter of intent to enter into an Exchange Agreement for all of the Company’s issued and outstanding shares. As of the date of issuance of these financial statements no definitive agreement has been entered into.