Form 10-Q
period 2010-03-31
FRAMEWAVES INC
filed 2010-05-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 1,258,994

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page
Financial Statements:

Balance Sheets	3

Statements of Operations	4

Statements of Cash Flows	5

Notes to Financial Statements	6

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
Assets	2010	2009

Current Assets:
Cash	$8	$48

Total current assets	8	48

Total Assets	$8	$48

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$6,355	$8,270
Accrued interest, stockholder	4,090	3,790
Note payable, stockholder	15,000	15,000

Total current liabilities	25,445	27,060

Stockholders' Equity:
Common stock, $.001 par value100,000,000 shares authorized, 1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	57,252	49,167
Deficit accumulated during the development stage	(83,948)	(77,438)

Total Stockholders' Equity	(25,437)	(27,012)

Total Liabilities and Stockholders' Equity	$8	$48

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

			For the period
			December 31,
			1993
	For the	For the	(Quasi -
	Three Months	Three Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$--	$--	$1,267

Expenses, general and administrative	6,210	3,135	81,125

Operating loss	(6,210)	(3,135)	(79,858)

Other income (expense)	(300)	(300)	(4,090)

Net Loss	$(6,510)	$(3,435)	$(83,948)

Net loss per share	$(.01)	$--	$(.11)

Weighted average shares	1,258,994	1,258,994	733,891

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

			For the period
			December 31,
	For the	For the	1993
	Three	Three	(Quasi-
	Months	Months	Reorganization)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(6,510)	$(3,435)	$(83,948)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from shareholder	8,085	6,335	40,601
Common stock issued for services	--	--	5,000
Increase (decrease) in accounts payable and accrued interest	(1,615)	(2,920)	10,445
Net cash provided (used) by operating activities	(40)	(20)	(27,902)
Cash flows from investing activities:
Cash received in acquisition of subsidiary	--	--	910
Cash flows from financing activities:
Issuance of common stock	--	--	12,000
Proceeds from related party note payable	--	--	15,000
Net cash provided by financing activities	--	--	27,000
Net increase (decrease) in cash	(40)	(20)	8
Cash, beginning of period	48	298	--
Cash, end of period	$8	$278	$8
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

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

Notes to Financial Statements – Continued

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

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of March 31, 20010, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of March 31, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At March 31, 2010 and December 31, 2009, the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares. An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc. In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock. At March 31, 2010, no preferred stock has been issued by the Company. The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

Notes to Financial Statements – Continued

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001 par value common stock for an aggregate price of $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan. At March 31, 2010, there are no options or warrants outstanding to acquire the Company’s common stock.

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

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $6,510 during the three months ended March 31, 2010 and accumulated losses of $83,948 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $25,437 at March 31, 2010. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

10.

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

Notes to Financial Statements – Continued

The carrying amount of the Company’s financial assets and liabilities, including cash, accounts payable, interest payable and notes payable approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

11.

Subsequent Events

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

Description of Property

The Company utilizes office space at 1981 East 4800 South, Suite 100, Salt Lake City, Utah, 84117, provided by Thomas A. Thomsen, shareholder of the Company. The Company does not pay rent for this office space.

Changes in Management and Directors

On March 16, 2010, the Company accepted the resignations of Susan Santage as President, Secretary and Treasurer and as sole director of the Corporation. Ms. Santage cited other commitments are such that she can no longer devote her attention and energy to the affairs of the Company and stated she had no issues or disagreements with the Company or its management.

Also on March 16, 2010, the Company appointed Mr. John Furlong to serve on the board of directors and to fill the position of President of the Company. On the same date, the Company also appointed Ms. Valerie V. Vekkos to serve on the board of directors and to fill the position of Secretary of the Company.

Mr. Furlong, 47 years old, has been a contract manager and sales executive in the waste management industry since 1997. From 2004 and until 2009, Mr. Furlong was employed with Consolidated Waste Management, LLC and from 2009 to present with Metro Enterprises, Inc. He has previously served on the board of directors of two publically traded companies. Mr. Furlong attended Marist College in Poughkeepsie, NY.

Ms. Vekkos, 52 years old, is an independent consultant with Zephyr Equities since 2005 where she provides consulting services for start-up and small businesses. Ms. Vekkos has experience with public company compliance and filings. She holds a Juris Doctor degree from the University of San Diego, School of Law and a Bachelor degree in Economics from Glassboro State College.

Three Month Period Ended March 31, 2010 and 2009

The Company did not generate any revenue during the three months ended March 31, 2010 and 2009.

General and administrative expenses for the three months ended March 31, 2010 were $6,210, compared to general and administrative expenses of $3,135 for the same period in 2009. Interest expense at March 31, 2010 was $300 compared to $300 for the same period in 2009. Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $6,510 for the three months ended March 31, 2010 compared to $3,435 for the same period in 2009. The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At March 31, 2010, assets consisted of $8 in cash. Liabilities consisted of $6,355 in accounts payable, $4,090 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $25,445, leaving the Company without any working capital.

Since 2005, the Company has borrowed money from a director and officer of the Company. At March 31, 2010 the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

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

On February 22, 2010, the Company executed a non-binding letter of intent for the acquisition of B6 Sigma, Inc., a Delaware corporation. Pending completion of mutually satisfactory due diligence, the parties will enter an agreement whereby the Company will acquire all of the issued and outstanding shares of B6 Sigma, Inc. in exchange for shares of the Company, making B6 Sigma, Inc. a wholly-owned subsidiary of the Company. Additional conditions require the Company to obtain shareholder approval for a name change, increase in authorized capital, a forward split of outstanding shares and adoption of an incentive stock option plan. B6 Sigma, Inc. is obligated to raise at least $1,000,000 prior to closing the transaction. Upon closing, current officers and directors will resign and be replaced with officers and directors selected by B6 Sigma, Inc.

Both parties are in the process of conducting due diligence and the Company has not yet entered a definitive agreement. There is no assurance the parties will consummate the proposed acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

FRAMEWAVES, INC.

(Registrant)

Date: May 13, 2010

/s/ John Furlong

John Furlong, President, Treasurer and

Principal Executive Officer and

Principal Financial Officer