Form 10-Q
period 2010-06-30
FRAMEWAVES INC
filed 2010-08-06
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010:  1,258,994

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

FRAMEWAVES, INC.

(A Development Stage Company)

TABLE OF CONTENTS

Page

Financial Statements:

Balance Sheets	4

Statements of Operations	5

Statements of Cash Flows	6

Notes to Financial Statements	7

FRAMEWAVES, INC.

(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
Assets	2010	2009

Current Assets:
Cash	$-	$48

Total current assets	-	48

Total Assets	$-	$48

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$7,735	$8,270
Accrued interest, stockholder	4,391	3,790
Note payable, stockholder	15,000	15,000

Total current liabilities	27,126	27,060

Stockholders' Deficit:
Common stock, $.001 par value
100,000,000 shares authorized,
1,258,994 issued and outstanding	1,259	1,259
Additional paid-in capital	57,252	49,167
Deficit accumulated during the development stage	(85,637)	(77,438)

Total stockholders' deficit	(27,126)	(27,012)

Total Liabilities and Stockholders' Deficit	$-	$48

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

THROUGH JUNE 30, 2010

					For The Period
	For The	For The	For The	For The	December 31,
	Three	Three	Six	Six	1993
	Months	Months	Months	Months	(Quasi-
	Ended	Ended	Ended	Ended	Reorganization)
	June 30,	June 30,	June 30,	June 30,	Through
	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$1,267

Expenses,
general and administrative	1,388	1,355	7,598	4,490	82,513

Operating loss	(1,388)	(1,355)	(7,598)	(4,490)	(81,246)

Other Income (Expense)
Interest expense	(300)	(300)	(600)	(600)	(4,391)

Net Loss	$(1,688)	$(1,655)	$(8,198)	$(5,090)	$(85,637)

Net Loss per Share	$-	$-	$(.01)	$-	$(.12)

The accompanying notes are an integral part of the financial statements.

FRAMEWAVES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

AND THE PERIOD DECEMBER 31, 1993 (Quasi-Reorganization)

TO JUNE 30, 2010

						For the period
						December 31,
						1993
		For the		For the		(Quasi-
		Six Months		Six Months		Reorganization)
		Ended		Ended		Through
		June 30,		June 30,		June 30,
		2010		2009		2010
Cash flows from operating activities:
Net loss		$(8,198)		$(5,090)		$(85,637)
Adjustments to reconcile net income to cash provided by operating activities:
Contribution from shareholder		8,085		6,335		40,601
Common stock issued for services		-		-		5,000
Increase (decrease) in accounts payable and accrued interest		65		(1,435)		12,126

Net cash used by operating activities		(48)		(190)		(27,910)

Cash flows from investing activities:
Cash received in acquisition of subsidiary		-		-		910

Cash flows from financing activities:
Issuance of common stock		-		-		12,000
Proceeds from related party note payable		-		-		15,000

Net cash provided by financing activities		-		-		27,000

Net increase(decrease) in cash		(48)		(190)		-

Cash, beginning of period		48		298		-

Cash, end of period		$-		$108		$-

Interest paid		$-		$-		$-

Income taxes paid	$		$		$

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

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of June 30, 2010, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of June 30, 2010, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

Notes to Financial Statements – Continued

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

3.

Note Payable, Stockholder

Since 2005, the Company has borrowed money from a director and officer of the Company. At June 30, 2010 and December 31, 2009, the outstanding balance is $15,000. The note is unsecured, bears interest at 8% and is due on demand.

4.

Stock Split

On December 27, 2000, the Company approved a 100 for 1 reverse split of the issued and outstanding common stock but no shareholder’s ownership shall be less than 100 shares.  An additional 43,394 shares were issued as a result of rounding up to the 100 share minimum.

The 100 for 1 reverse split has been retroactively applied in the accompanying financial statements.

5.

Amended Articles of Incorporation

On December 27, 2000, the Company amended its articles of incorporation to change its name from Messidor Limited to FrameWaves, Inc.  In addition, the Company decreased its authorized shares from 500,000,000 to 110,000,000 shares of stock of which 100,000,000 shall be designated common stock and 10,000,000 shall be designated preferred stock.  At June 30, 2010, no preferred stock has been issued by the Company.  The Company has the authorization to issue the preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of each series.

6.

Issuance of Common Stock

On November 3, 2000, the Company issued 100,000 shares of its $.001  par  value  common  stock  for  an  aggregate  price of  $10,000. $5,000 was received in cash and $5,000 for services rendered.

On December 1, 2004, the Company issued 50,000 shares of its common stock for $.14 per share for an aggregate cash price of $7,000.

7.

Stock Options and Warrants

The Company has designated 2,000,000 shares of its authorized and unissued common stock to a future stock option plan.  At June 30, 2010, there are no options or warrants outstanding to acquire the Company’s common stock.

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

Notes to Financial Statements - Continued

9.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $8,198 during the six months ended June 30, 2010 and accumulated losses of $85,637 since quasi-reorganization at December 31, 1993. The Company's current liabilities exceed its current assets by $27,126 at June 30, 2010. These factors create an uncertainty as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Three Month Period Ended June 30, 2010 and 2009

The Company did not generate any revenue during the three months ended June 30, 2010 and 2009.

General and administrative expenses for the three months ended June 30, 2010 were $1,388, compared to general and administrative expenses of $1,355 for the same period in 2009.  Interest expense at June 30, 2010 was $300 compared to $300 for the same period in 2009.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $1,688 for the three months ended June 30, 2010 compared to $1,655 for the same period in 2009.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Six Month Period Ended June 30, 2010 and 2009

The Company did not generate any revenue during the six months ended June 30, 2010 and 2009.

General and administrative expenses for the six months ended June 30, 2010 were $7,598, compared to general and administrative expenses of $4,490 for the same period in 2009.  Interest expense for the six months ended June 30, 2010 was $600 compared to $600 for the same period in 2009.  Expenses were largely due to accounting, legal and other professional costs.

As a result of the foregoing, the Company realized net losses of $8,198 for the six months ended June 30, 2010 compared to $5,090 for the same period in 2009.  The Company’s net loss is attributable to a lack of business and ongoing professional costs associated with preparing the Company’s public reports.

Liquidity and Capital Resources

At June 30, 2010, assets consisted of $-0- in cash.  Liabilities consisted of $7,735 in accounts payable, $4,391 in accrued interest and a $15,000 note payable to a stockholder, for total liabilities of $27,126, leaving the Company without any working capital.

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

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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

Date: August 6, 2010

/s/ John Furlong

John Furlong, President, Treasurer and

Principal Executive Officer and

Principal Financial Officer