Form 10-Q
period 2010-09-30
SIGMA LABS, INC.
filed 2010-11-22
CIK 788611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to  ________

Commission File Number:  33-2783-S

SIGMA LABS, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-0404220
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

3900 Paseo del Sol Santa Fe, NM	87507
(Address of principal executive offices)	(Zip Code)

505-438-2576
(Registrant’s telephone number, including area code)

Framewaves, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT  84117
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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, non-accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer  ☐   Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

The number of shares common stock, $.001 par value, outstanding as of November 15, 2008 was 313,067,400.

SIGMA LABS, INC.
AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Sigma Labs, Inc.
Consolidated Balance Sheets
September 30, 2010

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$557,861	$48
Accounts Receivable	22,223	-
Total Current Assets	580,084	48

Fixed Assets (Net)
Furniture and Equipment	47,445	-
Patents	25,337	-
Total Fixed Assets	72,782	-

TOTAL ASSETS	$652,866	$48

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$105,651	$12,060
Note Payable - Shareholder		15,000
Total Current Liabilities	105,651	27,060

Total Liabilities	105,651	27,060

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value;
750,000,000 shares authorized; 313,067,400 and 1,258,994 shares issued and outstanding at 2010 and 2009, respectively	313,067	1,259
Additional Paid-In Capital	539,237	49,167
Deficit accumulated during the development stage	(305,089)	(77,438)
Total Stockholders' Equity (Deficit)	547,215	(27,012)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$652,866	$48

The accompanying notes are an integral part of these unaudited financial statements.

Sigma Labs, Inc.
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

REVENUES
Services	$243,936	-	$276,436	-

COST OF SERVICE REVENUE	116,094	-	116,094	-

GROSS PROFIT	127,842	-	160,342	-

EXPENSES
General and Administrative	185,649	2,991	453,431	7,481

Loss Before Other Income (Expense)	(57,807)	(2,991)	(293,089)	(7,481)

Other Income (Expense)
Interest Expense	(9,000)	(300)	(17,000)	(900)
Sale of Asset	-	-	5,000	-
	(9,000)	(300)	(12,000)	(900)

Loss Before Income Taxes	(66,807)	(3,291)	(305,089)	(8,381)
Current Income Tax Expense	-	-	-	-
Deferred Income Tax Expense	-	-	-	-

NET LOSS	$(66,807)	$(3,291)	$(305,089)	$(8,381)

Loss per Common Share - Basic and Diluted	$0.000	$(0.003)	$(0.002)	$(0.007)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	211,239,698	1,258,994	198,252,856	1,258,994

The accompanying notes are an integral part of these unaudited financial statements.

B6 Sigma, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2010	2009

OPERATING ACTIVITIES
Net Income (Loss)	$(305,089)	$(8,381)
Adjustments to Reconcile Net Income (Loss) to
Net Cash (Used) by Operations;
Noncash Expenses:
Amortization	463	-
Depreciation	8,555	-
Contributions from Shareholders	-	6,800
Change in assets and liabilities:
(Increase) in Accounts Receivable	(22,223)	-
Increase in Accounts Payable and Accrued Expenses	105,651	1,360
NET CASH (USED) BY OPERATING ACTIVITIES	(212,643)	(221)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(56,000)	-
Purchase of Patent	(25,800)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(81,800)	-

FINANCING ACTIVITIES
Proceeds fron sale of Common Stock	1,047,304	-
Cash paid in Reorganization	(195,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	852,304	-

NET CASH INCREASE (DECREASE) FOR PERIOD	557,861	(221)

CASH AT BEGINNING OF PERIOD	-	298

CASH AT END OF PERIOD	$557,861	$77

The accompanying notes are an integral part of these unaudited financial statements.

SIGMA LABS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc.  The acquisition has been accounted for as a “reverse purchase”, and accordingly the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated.

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies.  A Company trademark, In Process Quality Assurance (IPQA), is a technology that management believes will fundamentally redefine manufacturing practices by embedding quality assurance in the manufacturing processes in real time.  Management also anticipates that the Company’s core competencies will allow its clientele to combine advanced manufacturing with novel material to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation.

Principles of Consolidation – The consolidated financial statements for 2010 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc.  All significant intercompany balances and transactions have been eliminated.

Comparative Financial Statements – The Balance Sheet as of December 31, 2009 and the Statements of Operations and Cash Flows for the periods ending during 2009 are the preacquisition financial statements of Sigma Labs, Inc. (formerly Framewaves, Inc.).

Property and Equipment – Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated life has been determined to be three years unless a unique circumstance exists, which is then fully documented as an exception to the policy.

Fair Value of Financial Instruments – The Company estimates that the fair value of all financial instruments does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on February 5, 2010.  As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2010.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Condensed Financial Statements – The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for the period then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s February 28, 2010 audited financial statements.  The results of operation for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at September 30, 2010 is $0.

Intangible Assets – Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Recently Enacted Accounting Standards – In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Organization Expenditures – Organizational expenditures are expensed as incurred.

Amortization - Utility patents are amortized over a 17 year period.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

Revenue Recognition – The Company’s revenue is derived primarily from providing services under contractual agreements.  Revenue is recognized when a project is completed.

NOTE 2 – Capital Stock

The Company has authorized 750,000,000 shares of common stock, $.001 par value.

On September 13, 2010 the Company closed a share exchange transaction (the “Reorganization”) with the shareholders of B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), which resulted in B6 Sigma becoming a wholly-owned subsidiary of the Company.  Each share of B6 Sigma, Inc. common stock outstanding as at the closing of the Reorganization was exchanged for 6.67 shares of the Company’s common stock.  At the closing, B6 Sigma, Inc. also acquired and cancelled 110,700,000 shares of the Company’s common stock from three shareholders for the sum of $195,000.  Upon the closing of the Reorganization, the Company ceased to be a “Shell” company (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

As a condition to the closing of the reorganization, B6 Sigma, Inc. also closed a private offering of $1,000,000 of its common stock contemporaneously with the closing of the reorganization, which included the conversion of $300,000 of previously issued convertible notes by B6 Sigma, Inc. into the private offering of common stock.

NOTE 3 – Going Concern

The Company was only recently formed and has not yet achieved profitable operations.  The ability of the Company to continue as a going concern is dependent on expanding income opportunities.  Management anticipates that additional contracts will allow the Company to achieve profitable operations.

NOTE 4 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Income Taxes.”  ASC Topic No. 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at September 30, 2010, unused operating loss carryforwards of approximately $234,607, which may be applied against future taxable income and which expire in various years through 2030.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards (approximately $35,200) at September 30, 2010 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $35,200 for the period ended September 30, 2010.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended September 30, 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30_
	2010	2009	2010	2009

Loss from continuing operations available to Common stockholders	$(66,807)	$(3,291)	$(305,089)	$(8,381)

Weighted average number of common shares Outstanding used in loss per share during the Period	211,239,698	1,258,994	198,252,856	1,258,994

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased used and depreciated over a period of three years, less accumulated depreciation, as of September 30, 2010:

Furniture and Fixtures	$56,000
Less: Accumulated Depreciation	(8,555)
Net Property and Equipment	$47,445

Depreciation expense on property and equipment was $8,555 for the period ended September 30, 2010.

NOTE 7 – Patents

The following is a summary of patents less accumulated amortization as of September 30, 2010:

Patents	$25,800
Less: Accumulated Amortization	(463)
Net Patents	$25,337

Amortization expense on patents was $463 for the period ended September 30, 2010.

NOTE 8 – Notes Payable

A note for $15,000 was due to a Framewaves, Inc. shareholder at December 31, 2009.

NOTE 9 – Subsequent Events

Subsequent to September 30, 2010, Framewaves, Inc. effected a 150 for 1 forward stock split and changed its name to Sigma Labs, Inc.   These changes have been retroactively reflected in the financial statements.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional events to disclose.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  For this purpose any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  These statements involve unknown risks, uncertainties and other factors, which may cause our actual results to differ materially from those implied by the forward looking statements.  Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in “Item 2.01-Risk Factors” and other risks identified in our Form 8-K/A dated November 12, 2010.  There have been no material changes from the risk factors previously disclosed in our Form 8-K/A dated November 12, 2010. Such forward-looking statements represent management’s current expectations and are inherently uncertain. Readers are cautioned that actual results may differ from management’s expectations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Overview

We provide a variety of consulting services for commercial and government-sponsored research and development programs. These services aid our customers in improving the quality of their manufacturing processes.

Our customers are government agencies, aerospace manufacturers, DOE national laboratories, and Original Equipment Manufacturers (OEMs) of friction welding-related machine tools.  Also of significance, are various materials science initiatives which we are developing at the present time for the medical / dental industry drawing upon our core strengths in the materials science areas.

It should be noted that the nature of our business sometimes leads to significant variations in revenue flow.  In addition, much of our work occurs on an annual or project-specific basis, and does not necessarily recur monthly or quarterly, as do our operating expenses.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP.

In addition to the information provided below, you should refer to the items disclosed as our critical accounting policies in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 8-K/A dated November 12, 2010.

 Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements, other than our irrevocable standby letter of credit previously discussed, and the operating leases discussed below.

Results of Operations

On September 13, 2010, we closed a share exchange transaction with the shareholders of B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), which resulted in B6 Sigma becoming a wholly owned subsidiary of Framewaves, Inc. (“Framewaves”).  Following the completion of that transaction, Framewaves changed its name to Sigma Labs, Inc.

Prior to the completion of the transaction, Framewaves was a shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, and did not conduct any business operations.  Since we did not conduct any business operations during the three months or nine months ended September 30, 2009, it is not possible to compare our results of operations during those periods with our results of operations during the three months and nine months ended September 30, 2010.

During the three months and nine months ended September 30, 2010, we had revenues of $243,936 and $276,436, respectively, and gross profit of $127,842 and $160,342, respectively.

During the three months and nine months ended September 30, 2010, we had general and administrative expenses of $185,649 and $453,431, respectively

During the three months and nine months ended September 30, 2010, we had net loss of $66,807 and $305,089, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had positive working capital of $474,433.  We have raised $1,000,000 through the sale of 50,825,000 shares of our common stock, but this is not sufficient to meet our current and future cash requirements.  We are continuing to attempt to raise additional funds through sales of common stock, but there are no assurances that we will raise sufficient amounts to meet our current needs.

The initial private placement funding and accounts receivables are anticipated to sustain the company for approximately six months.  An additional $1,500,000 of funding will be required to meet its planned and future cash needs.  Our specific spending commitments and funding requirements are geared towards an aggressive expansion of clients and revenue.  Apart from our commitments related to our contracts, we have ongoing commitments for normal business expenses, including salaries, benefits, lease costs and the like, and have made no other long term financial commitments pending receipt of additional funding.  Should we not receive any additional funds, our priorities will be to complete our existing contracts including payroll related expenses related to the performance of that work.

Our principal source of funds has been contract revenues and investments and we have had cash in excess of our operating needs.  At September 30, 2010, our cash was $557,861.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T. Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Treasurer), as of the end of the period covered by this report, our CEO and Treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “Item 2.01-Risk Factors” and other risks identified in our Form 8-K/A dated November 12, 2010.  There have been no material changes from the risk factors previously disclosed in our Current Report on Form 8-K/A dated November 12, 2010, which could materially affect our business, financial condition or future results. The risks described in our Current Report on Form 8-K/A dated November 12, 2010, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 6.  Exhibits

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Richard Mah, Chief Executive Officer of Sigma Labs, Inc.

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James Stout, Principal Accounting Officer of Sigma Labs, Inc.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard Mah, Chief Executive Officer of Sigma Labs, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James Stout, Principal Accounting Officer of Sigma Labs, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2010	SIGMA LABS, INC.
(Registrant)

	By:	/s/ Richard Mah
Richard Mah
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James Stout
James Stout
Chief Financial Officer (Principal
Financial Officer and Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Richard Mah, Chief Executive Officer of Sigma Labs, Inc.

31.2
Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by James Stout, Principal Accounting Officer of Sigma Labs, Inc.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Richard Mah, Chief Executive Officer of Sigma Labs, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by James Stout, Principal Accounting Officer of Sigma Labs, Inc.