Form 10-K
period 2010-12-31
SIGMA LABS, INC.
filed 2011-04-15
CIK 788611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  33-2783-S

SIGMA LABS, INC.
(Exact name of Registrant as specified in its charter)

Nevada		82-0404220
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

3900 Paseo del Sol Santa Fe, New Mexico 87507
(Address of principal executive offices)

(505) 438-2576
Issuer’s telephone number:

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter):  As of June 30, 2010, the issuer was a shell entity with no operations and nominal assets.  Accordingly, there was not an active market and no significant trading volume for the issuer’s common stock during the period ended of June 30, 2010.

The outstanding number of shares of common stock as of March 31, 2011 was 314,167,400.

Documents incorporated by reference:  None.

Table of Contents

Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Our predecessor, Framewaves, Inc., was a shell company, as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934 immediately prior to the closing of the Reorganization (as defined below in the discussion captioned “Business – Recent Developments – The Reorganization”).  Throughout this Annual Report on Form 10-K, unless otherwise indicated, the term “Framewaves” refers to our predecessor shell-entity prior to consummation of the Reorganization; the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc. (f/k/a Framewaves, Inc.,) together with B6 Sigma, Inc., our wholly owned subsidiary following completion of the Reorganization

PART I

ITEM 1.	BUSINESS.

Summary

Prior to the closing of the Reorganization (in the discussion captioned “Business – Recent Developments – The Reorganization), Framewaves, Inc. (“Framewaves”) was a shell corporation with no ongoing operations focused on seeking a business opportunity.  In September 2010, Framewaves entered into a share exchange agreement with B6 Sigma, Inc. (“B6 Sigma”) and its shareholders.  Pursuant to the share exchange agreement, Framewaves acquired all of the issued and outstanding capital stock of B6 Sigma in exchange for shares of Framewaves common stock. In connection with the closing of the Reorganization, the shareholders of Framewaves approved a 150:1 forward stock split, and a change of the name of the corporation to “Sigma Labs, Inc.” Additionally, following completion of the Reorganization, B6 Sigma became our wholly owned subsidiary and its operations now comprise our sole business activity.

B6 Sigma is a company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies.  It is the belief of our management that some of these technologies will fundamentally redefine conventional practice by embedding quality assurance into the manufacturing processes in real time.  In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation.

Certain members of our management team at B6 Sigma are uniquely qualified scientists with broad backgrounds in manufacturing and materials technologies.  In the past, these members of our management team have worked with some of the largest defense contractors in the world, in such varied projects as advanced armor and anti-armor systems, hypervelocity projectile launch systems, advanced reactive munitions and nuclear weapons stewardship programs.

Our business plan and current principal business activities include the development and eventual commercialization of our current suite of technologies, which are described elsewhere in this Annual Report on Form 10-K.  Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing/quality control practices, and create innovative products in a variety of industries; and (ii) provide consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects.  We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	In process quality assurance for manufacturing;

•	Aerospace and defense manufacturing;

•	Active protection systems for defending light armored vehicles;

•	Advanced materials for munitions;

•	Advanced materials for sporting goods; and

•	Advanced Manufacturing Technologies.

We expect to generate revenues primarily by marketing and selling our manufacturing and materials technologies.  However, our target technologies are still under development, and we presently make no sales of these technologies and generate no revenues therefrom.  Since its inception, B6 Sigma has generated revenues primarily from consulting services it provides to third parties.

Corporate History

Framewaves, Inc., a Nevada corporation (“Framewaves”), was incorporated in December 1985 as “Messidor Limited.” In December 2000, the corporation’s shareholders approved a name change to “Framewaves, Inc.” At the same time, the shareholders also approved the acquisition of Corners, Inc., a Nevada corporation (“Corners”), which was originally intended to be used as an operating subsidiary as part of the corporation’s business strategy to actively pursue the custom framing business. Ultimately, the corporation decided to pursue a different business opportunity.

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  Four members of our current management team worked together at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology.  See further discussion of our IPQA® technology under “Products and Services.”

On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which it acquired all of the issued and outstanding shares of B6 Sigma. Following closing of the transactions contemplated by the share exchange agreement, B6 Sigma became our wholly owned subsidiary and its operations now comprise our sole business activity.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576.

The Reorganization

On September 13, 2010, Framewaves entered into a share exchange agreement (“Share Exchange Agreement”) with B6 Sigma and the holders of all of the issued and outstanding capital stock of B6 Sigma (collectively, the “B6 Sigma Shareholders”).  The transactions contemplated by the Share Exchange Agreement are hereinafter collectively referred to as the “Reorganization.” Pursuant to the Share Exchange Agreement, Framewaves issued to the B6 sigma Shareholders 234,917,400 (post-split) shares (the “Reorganization Shares”) of its common stock, $0.001 par value per share, in exchange for all of the issued and outstanding capital stock of B6 Sigma.  In connection with the Reorganization, B6 Sigma acquired 110,700,000 (post-split) shares of Framewaves common stock from three shareholders of Framewaves for the cash sum of $195,000, and simultaneously cancelled all such shares (such transactions, collectively, the “Stock Cancellation”). In addition, as a condition to the closing of the Reorganization, B6 Sigma also closed a private offering of $1,000,000 of its common stock contemporaneous with the closing of the Reorganization. In connection with the Reorganization, the Chief Executive Officer (and also a director) of Framewaves resigned and the officers and directors of B6 Sigma were elected to serve as officers and directors of the Company.

Following issuance of the Reorganization Shares to the B6 Sigma Shareholders and the Stock Cancellation, Framewaves had 313,067,400 (post-split) shares of its common stock issued and outstanding. In connection with the closing of the Reorganization, the shareholders of Framewaves approved a 150:1 forward stock split, and a change of the name of the corporation to “Sigma Labs, Inc.” Additionally, following completion of the Reorganization, B6 Sigma became our wholly owned subsidiary and its operations now comprise our sole business activity.

Overview of Business

B6 Sigma is an early-stage company that specializes in the development and commercialization of novel manufacturing and materials technology solutions. We believe that our primary manufacturing solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®,” will redefine conventional manufacturing practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality assurance processes. Additionally, we expect the materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations.  For example, we are working with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS,” the goal of which is to improve the construction of drones and similar unmanned aircrafts by incorporating lightweight materials (compared with the much heavier materials currently employed in the production of drones).  We are developing technology to improve the “heal time” of nano-based dental implants.

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Our management anticipates that the Company’s technology solutions will allow its clientele to combine advanced manufacturing with novel materials to achieve breakthrough product potential in many industries including the following industries: aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation. We are currently investigating and pursuing application of our IPQA® and other technologies in some of these markets, and we anticipate growth in both the breadth and depth of IPQA® applications in the future.

We anticipate that our primary business focus will be in the (i) deployment and implementation of our IPQA® technology to all appropriate manufacturing businesses, and (ii) development and commercialization of additional breakthrough technologies and innovations in the materials and manufacturing sciences. We will continue to expand our operations in this regard, including investigating additional opportunities for applications of our technology as well as undertaking further development efforts towards the commercialization of various technologies we have identified.

Our board of directors and management comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing/advanced materials technology market. These individuals have worked with some of the largest defense contractors in the world in varied projects such as advanced armor and anti-armor systems, hypervelocity projectile launch systems, advanced reactive munitions and nuclear weapons stewardship programs.  These individuals collectively possess over 100 years of experience working in the advanced manufacturing and materials technology space.  As such, we believe we possess the resident expertise to provide consulting services to other companies regarding their manufacturing operations, or to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original input material, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

Additionally, some members of our management team have worked at or with United States Department of Energy (“DOE”) national laboratories (including the Los Alamos National Laboratory (“LANL”) and Sandia National Laboratory (“SNL”)) over the last 30 years. Due to their work with the DOE, members of our management team have developed extensive relationships with the DOE and its network of national laboratories.  Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector. The DOE’s national laboratories possess a rich history of technological innovation, including in the following subject areas:

•	Nuclear Weapons

•	Atomic energy

•	The supercomputer

•	Artificial intelligence

•	Advanced materials technology

•	The Human Genome Project

•	New research on the cause of Mad Cow Disease and potential transfer to humans

•	AIDS / HIV vaccines

•	Flow cytometry for rapidly studying human cells and pharma research

•	New computed tomography (CT) scanning for medicine, inspection, and security

•	New detectors for early-stage cancer

Products and Services

In Process Quality Assurance – IPQA®

Under current manufacturing practices, it can take up to ten times longer to inspect a product than it takes to make it.  Further, current inspection techniques at best only identify non-compliant products; they do not assist in determining the cause of the inspection failure. IPQA® refers to our proprietary method of product inspection frequency reduction for cause. It is a manufacturing solution that enables manufacturers to identify and determine the cause of manufacturing defects early in the manufacturing process, thereby reducing labor and materials waste and assuring product quality with a minimum of costly and time-consuming post-process inspection (see flowchart below).  Our IPQA® solution observes and interprets process physical behavior during production runs to accept the largest possible fraction of process output immediately following completion of the manufacturing process.  This acceptance occurs without further post-process inspection for product with acceptable in-process physical behavior.  This acceptable behavior is similar to that of a known acceptable product, i.e., “nominal” product, is observed and characterized during process qualification and validation.  The remnant fraction of product with rejectable in-process physical behaviors, i.e., “off-nominal” product, may be further post-process inspected via default stand-alone inspection methods.  Since IPQA® occurs during the manufacturing process and reduces post-process inspection time and expense, we believe that our IPQA® solution is superior to conventional post-process inspection practices.

Our IPQA technology combines hardware and software to observe and interpret process physical behavior during production runs. Management believes that this technology solution will fundamentally redefine conventional manufacturing practice. For example, Boeing and Airbus are both moving towards welded aircraft structures in their manufacturing processes.  Accordingly, the weld quality of aircraft structures will now be a critical concern.  It is not economical to inspect millions of welds using traditional 100% post-process inspection methods.  We believe that IPQA® provides an economical alternative that aircraft manufacturers such as Boeing will find very valuable in helping to solve this problem for future commercial aircraft production.  IPQA® represents our only commercialized technology at this time.  Please see the discussion below under “Technology and Solutions under Development” for a discussion of additional technologies we are currently developing or investigating for possible development.

START
Materials into process
Execute process with IPQA ®
Product shows nominal in-process behavior?
NO
Post-Process Inspection
For Cause
YES
No post-process inspection is required when IPQA ® finds nominal in-process behavior
Product complies with post-process inspection requirements?
NO
Reject Product
YES
Accept product & continue processing
END

Technology and Solutions in Development

Electron Beam Direct Manufacturing - EBDM

Current aerospace practice for both commercial and military aircraft production is to “machine” large titanium parts out of either monolithic forgings or thick plate stock.  This is done because the parts must have outstanding mechanical properties, and because there is a tradition of using this approach in the historical manufacturing base which dates back to an era when the US as well as Europe had significant primary metalworking industries such as rolling mills, forging presses, etc.

Additionally, primary metal prices were low historically and therefore the metal costs in the past were not a large part of the input/materials cost, and therefore historically there was no financial incentive to reduce materials utilization. Several factors have changed this historical paradigm in aerospace manufacturing, including the following:

•	High metals commodity prices with no signs of long-term reduction;

•	High energy costs that dramatically increase cost of production, e.g., metals processing and machining away metal;

•	Demise of the primary metals working industry worldwide and therefore a critical shortage of qualified suppliers for large plates and forgings; and

•	Demise of skilled worker base that could support the historical approach to aerospace manufacturing.

With all the above-mentioned factors, the actual demand for titanium in the aerospace market is increasing because of the increasing use of carbon composites which require titanium, and not aluminum, as the metal mating material for compatibility reasons.

Based on the foregoing, our management is of the opinion that demand exists for a new metals production technology called “tailored blank production”. Tailored blank production results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods.  Electron beam deposition/ electronic beam direct manufacturing or “EBDM” is one such rapid prototyping method.

The current “buy to fly” ratio for titanium metal parts is as high as 20:1.  This means that for every 20 pounds of raw metal purchased, only 1 pound, or only 5%, ends up on the aircraft or “on-wing.”  95% of the metal ends up as machining chips on the shop floor!  This results in an effective metal cost of between $1000 and $2000 per pound of metal that actually goes onto the aircraft, since raw material costs are between $50 and $100 per pound. By implementing IPQA® into electron beam direct manufacturing, we propose to cut this buy-to-fly down to as low as 5:1, or up to 20% of the material purchased actually flies.  This would result in a final part cost of $250 - $500 per pound, which represents up to a 4-8 times reduction in cost as compared to the baseline processes used today.

One business model management is considering is the formation of a tailored blank production facility in collaboration with business partners such as Precision Technologies, Inc. (“PTR”), which is the world’s largest company for electron beam technology.  Through such collaborative efforts, management anticipates being able to sell tailored blanks at a price of $500 per pound and an internal cost of production $200 - $250 per pound.  A typical electron beam machine tool may be able to produce 250 pounds per day, and therefore projected revenues based on an assumed 8-hour shift could be as high as $125,000.   However, the machine tool will not have 100% utilization due to maintenance time and downtime to allow for part change-out, part cooling, etc. Therefore, with 75% utilization of a machine tool, effective revenue potential per day is closer to $90,000.  Assuming 20 days of production per month, projected monthly revenues of $1.8M and annual revenues of over $20,000,000 for a single electron beam machine tool are possible.  Management is of the belief that current and future aerospace production could support the introduction of up to one to two additional electron beam facilities per year over a five year period.

Upon commercialization of this technology, we expect to be the prime contractor for developing an additive manufacturing process for titanium components to build up parts layer by layer, thereby saving significant raw materials and manufacturing costs.  This process is expected to help save millions of dollars per plane for military and commercial aircraft alike.  The use of lightweight composite materials is the future of commercial airliners and is being heavily used in both the Boeing 787 as well as the Airbus A380.  Basically, composite materials enable far lighter aircraft with associated fuel savings of tens to hundreds of millions of dollars over the lifecycle of the aircraft.  However, titanium “skeleton” parts must still be used for critical structures such as wing spars and various fuselage and wing components.  The problem with current titanium parts however is that they can cost up to $2000 per pound of metal going on wing.  This exorbitant price prevents the widespread use of titanium fabrications, and therefore limits the cost-effective use of composites, thus impacting all of commercial aviation.  We believe that this proposed technology of implementing IPQA for EBDM manufacturing is at the forefront of a revolution in aerospace manufacturing as well as other industries that may have a need for such technology.

The United States Air Force (“USAF”) recently awarded us a $750,000 contract to fund development of our IPQA®-EBDM application to its new Joint Strike Fighter (JSF) F-35 program.  We have engaged PTR to perform certain consulting and other services on this project.  We are also working with USAF on another project concerning the enhancement of gas metal arc welding (“GMAW”) processes for certified repair work on titanium components at facilities in the US and globally.

Dental Implant Technology

The international dental implant market is experiencing explosive growth and it is expected to reach over $8 billion USD by 2015.  We believe that the key innovations in the future of dental implants are in the field of nanotechnology; specifically, to enhance rapid healing of implants and reduce failure rates as well as patient discomfort.

The greatest risk of failure of a dental implant is during the osteo-integration phase, or when the bone adopts the implant and bone tissue grow in close proximity to the metal implant. On the average, there is approximately a 3%-5% failure rate, i.e., implants that fail to integrate properly or are subject to some other complications.  It has been found in numerous studies that when the surfaces immediately adjacent to the bone tissue are nano-structured, the rate of osteo-integration is increased and the time required for the implant to be integrated into the bone tissue is cut down by as much as 50%.  The benefits of such technology extend to both dental professionals and patients.  For one, it represents a significant advantage for all patients since the time it takes to heal will be cut down significantly and the implant can be used far sooner.  Also, this will help dentists contain costs on failed implants and further reduce the overhead associated with patients’ “chair time,” which is not always fully recovered if there are too many visits required to execute any given procedure.

We have developed a unique solution to the problem of how to nano-structure a dental implant and speed up the healing time.  Using Cold-War technology originally developed for the nuclear weapons program, we can create a favorable nano-texturing effect right at the surface of dental implants – precisely where it is needed.

Our subsidiary, B6 Sigma, has signed a letter of intent to conduct joint trials with Basic Dental Implant of Albuquerque—NM (“Basic Dental”).  Basic Dental has already received approval from the United States Food and Drug Administration in connection with nano-structure implants for human use.  They have conducted trials on material where the entire implant was made up of nano-grains.  This material is very expensive however, and there is currently no reliable source for bulk quantities. As such, our method of just nano-texturing the surface is particularly attractive since it could potentially be used on any implant made by any implant manufacturer (as long as it is titanium).  Also, other prosthetic markets exist beyond dental implants including hips, knees, and the plethora of smaller titanium components such as plates, screws, and other devices used to reconstruct bones or joints after either serious injury or natural aging. Through this innovative and advanced materials processing technology, we expect to significantly impact the dental implant market at first, and then grow to other bio-prosthetic devices that could benefit from rapid bone healing. Basic Dental has undertaken initial marketing efforts and sales campaigns in India as well since the Asian markets for implants represents the fastest growing sector of the market worldwide.  Through our partnership with Basic Dental, we would have access to the China, Indian, Korean and Taiwan markets Basic Dental plans to penetrate – which collectively represent the fastest growing implant markets worldwide – as well as utilize Basic Dental’s existing domestic distribution channels.

Working with Basic Dental, we are currently performing technical trials of the surface treated materials to ensure that they meet the rigorous design life requirements.  We expect these trials to be completed by the end of second quarter of calendar 2011.  After the successful completion of these trials, the path will be open for human trials starting in the third quarter of 2011 and continuing throughout the year.  The first clinical feedback from these trials is expected by fourth quarter of 2011.

Advanced Munitions Technology

For 21st century threats to security worldwide, the United States and its allies need new classes of effective weapons capable of limiting the potential harm to civilian populations.  We are presently working to develop two different technologies to meet these modern threats.

Bonded Advanced Munitions.  Bonded Advanced Munitions or “BAM” is the first of such munitions technology that we are developing.  BAM represent unique combinations of high density and high reactivity metals that are suitable for air-to-air defense, missile defense, ship defense, or defending buildings and structures against car bomb attacks.

Advanced Reactive Materials and Structures.  The second technology is Advanced Reactive Materials and Structures or “ARMS,” and is well suited to the battlefield of the future which will heavily rely on the use and deployment of Unmanned Aerial Vehicles (UAVs) or drones. Currently, UAVs are being used not just for surveillance but for interdiction strikes as well.  The weapons used today were designed for much larger manned aircraft.  ARMS would allow twice the explosive power in an equivalent weight, or more importantly for UAVs, would allow a 50% reduction in weapons weight with equivalent explosive power.  This would allow for the design and deployment of new generations of munitions specifically tuned for UAVs. We have been recently awarded a contract by the United States Army in connection with funding development of the early proof of concept of this technology.

Various Customers, Projects and Prospects

Since inception, we have worked and are currently working with various companies to implement our range of technology solutions, some of which are presented in the table below. Our Management believes that our present activities serving such a diverse range of clients will operate to (i) cultivate a customer base and name recognition among domestic and international aerospace and defense firms; (ii) enable us to understand first-hand the market trends and needs in the various industries we intend to serve with our technology solutions; and (iii) allow us deploy new products with valuable customer input and feedback before proceeding with broader market commercialization.

Boeing is considering using IPQA® as a key enabling quality assurance tool for accepting (or possibly “shipping”) product, with the potential to save a significant volume of metals per aircraft, through more efficient utilization, resulting in significant savings per aircraft.

KUKA is planning to put IPQA® onto their friction welding machine tools which will make parts for aerospace companies, both engine makers and air-framers. Members of our management team have worked with KUKA since 2006 and expect to broadly diffuse IPQA® into their product lines of production machines tools for many industries.

We are currently working with ACB to potentially put IPQA® units onto their machine tools for linear friction welding.

The world-famous Nevada Test Site, currently managed by NSTec LLC, is where the United States conducted hundreds of nuclear tests during the Cold War from 1951 until 1992.  Our scientists and engineers have teamed with NSTec LLC to provide a range of engineering/consulting services including the creation of new technical centers focusing on nuclear security in the post-911 era.

We recently assisted this major European jet engine maker in developing advanced processes and materials for next-generation aero-engines. Snecma is part of the SAFRAN Group, which is a market leader in aerospace, defense and security applications.

Pratt and Whitney was the first engine company to use friction welded fan blades on military aircraft, and now our manufacturing experts are helping them further innovate by creating new repair techniques with IPQA® for expensive rotor parts.

Honeywell aerospace systems has asked us to develop and implement an IPQA® solution for the manufacture of next-generation components for small engines that would go onto commuter and business jets.  We are currently assisting Honeywell during their process development and pre-production trials.

We are assisting ALCOA with advanced sensing of welding processes in aluminum alloys.  The quality control aspects of the welding are critical for ALCOA, and we were specifically sought out by ALCOA on account of our unique and enabling sensing and control technology, namely IPQA®.

We have demonstrated the welding of titanium armor panels for the US Army using MIG welding and by monitoring the quality of the welds using IPQA®.  The technology may be very useful for both commercial and military vehicle welding of all kinds as both the military and the private sector have a renewed interest in lighter vehicles that can carry more or that get better gas mileage.

We are assisting the DOE’s Los Alamos National Laboratory with the implementation of IPQA® and other technologies into the nuclear materials handling arena.

Markets

We intend to market our manufacturing technology solutions to manufacturers seeking to reduce inspection/quality assurance costs by incorporating real-time quality assurance protocols in their manufacturing practices.  Presently, our efforts in this regard are focused in the aerospace/aircraft manufacturing industry, and we expect the primary markets for our IPQA® (and IPQA-based EBDM) solution to be manufacturers based in the United States and Europe.

Similarly, we expect to market any materials technology solutions we develop to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original input material.  In the advanced munitions space, we expect the primary market for any technology we develop to be exclusively domestic (i.e., US) in part due to applicable law regulating business involved in this industry.  With respect to our dental implant technology under development, we expect to serve the United States implant market as well as (via our partnership with Basic Dental) the China, Indian, Korean and Taiwan dental implant markets.

Competition

We believe our technologies will be beneficial to several industries, including aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation. However, developments by others may render our current and proposed technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize certain technologies that we have identified for commercialization. Other general external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures.

We anticipate some of our principal competitors in the United States will include ATK and General Dynamics – Ordinance and Tactical Systems Division, both of which are businesses focused on developing materials technology solutions in the advanced munitions space; and BioMet 3I, a company that specializes in developing dental implant coating.  We believe that many of our competitors have significantly greater research and development capabilities than do we, as well as substantially more marketing, financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

Intellectual Property

We regard our trademarks, domain names, trade secrets, in-licensed technologies, and other intellectual property as critical to our success.  We rely on trademark and other intellectual property law, and confidentiality agreements and license agreements with employees, partners, and others to protect our intellectual assets. We have obtained one utility patent pending and two provisional patents pending [with respect to its IPQA technology. There is no guarantee that the patents for which we have applied for will offer adequate protection under applicable law. We also rely on technologies that we license from third parties for further development. For example, we are presently developing technology that was originally licensed from the United States Department of Energy.  If we succeed in developing such in-licensed technologies for commercialization, we expect to protect any interests in such further developed technology via a combination of intellectual property law (trademarks, patents, etc.) and confidentiality and non-disclosure agreements with partners and collaborators.

Government Regulation

Our business activities subject to us to a variety of federal, state and local laws and regulations.  For example, as a company involved with the development of munitions technology, we are required to comply with applicable provisions of the International Traffic in Arms Regulations (“ITAR”), as well as register with the US Department of State’s Directorate of Defense Trade Controls.  These regulations are aimed at preventing the inadvertent disclosure of munitions related data or the export of technical knowledge to foreign countries.   The work we do with governmental units may also be subject to laws respecting the confidentiality of any classified or national security information we receive during the course of our activities under any government contract.

Additionally, with respect to our work with government agencies, our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations (“DFAR”) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

Employees

The Company and its subsidiaries currently employ 8 full-time employees. We are not party to any collective bargaining agreements.

ITEM 1A        RISK FACTORS.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below before deciding to invest in or maintain your investment in our company.  The risks described below are not intended to be an all-inclusive list of all of the potential risks relating to an investment in our securities.  If any of the following or other risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially and adversely affected.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to evaluate an investment in the Company.

Since we have newly commenced business operations, it can be expected that we will incur significant operating expenses and will experience significant losses in the foreseeable future. There is no assurance that any revenues we generate will be sufficient for us to become profitable or thereafter maintain profitability.  As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We face many of the risks normally associated with a new business.

Because we have had a little over a year of operations, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations.  These uncertainties include establishing our internal organization structure, developing our brand name, raising capital to meet our working capital requirements and developing a customer base, among others.  If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

The Company’s audited financial statements express substantial doubt about its ability to continue as a going concern.

Our audited financial statements for the period ended December 31, 2010, have been prepared assuming that it will continue as a going concern. However, our auditors have expressed substantial doubt about our ability to continue as a going concern because as of the date of the audited statements, we had generated limited revenues and had not achieved profitable operations. The Company’s ability to continue as a going concern is subject to its ability to finance its operations by generating and sustaining profits and/or obtaining necessary funding from outside sources. We have only recently commenced operations, and expect to continue to experience significant losses in the foreseeable future. There can be no assurance that we will ever achieve (or sustain) profitability, or successfully secure outside financing.  Accordingly, there can be no assurance about our ability to continue as a going concern.

We have limited financial resources and may need to raise significant additional capital to continue our operations.

We will require significant financial resources to fund our current and future business operations. It is possible that our capital resources will be insufficient to fund all of such requirements and that the Company may be required to obtain additional capital in the future. In doing so, the Company may seek to access the capital markets to fund its capital needs. However, there can be no assurance that we will be able to secure such additional financing, or that we will do so on terms favorable to the Company.  In addition, the current global financial crisis has exacerbated the difficulty of obtaining credit on favorable terms or at all, especially by companies with limited operating histories such as ours. Failure to obtain such additional funds as and when we need them, or securing such financing on unfavorable terms, may significantly impair our ability to continue operations.

Any additional financing we may undertake could result in dilution to existing stockholders.

Any additional financings we undertake in the future may be obtained through one or more transactions involving the issuance of our capital stock, which will dilute (either economically or in percentage terms) the ownership interests of our stockholders.

Our business may be adversely affected by the global economic downturn.

The global economy is currently in a pronounced economic downturn. Global financial markets are continuing to experience disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Given these uncertainties, there is no assurance that there will not be further deterioration in the global economy, the global financial markets and consumer confidence. Any economic downturn generally could cause a drop in government spending and business investment, which would have a material adverse effect on our business.  Further, as a result of the current global economic situation, there may be a disruption or delay in performance by the Company’s third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

If we fail to hire a chief financial officer, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements.

 We currently have no Chief Financial Officer (“CFO”) and it is unlikely we will hire a CFO in the near future due to the expense of employing a CFO and our limited capital resources. James Stout, our Chairman and Treasurer, presently acts as our principal accounting officer. Due to our limited internal organizational structure, our financial controls may be ineffective.  Accordingly, unless we obtain the services of a qualified CFO, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements.  Such regulatory requirements include, among others, certifications and protocols set forth in the Sarbanes Oxley Act of 2002 and related laws and regulations governing accounting, and financial and auditing standards and practices designed to ensure accurate and transparent financial information regarding the financial health and prospects of companies.

We are not subject to certain reporting requirements under the federal securities laws – accordingly, our stockholders do not have the benefit of certain disclosures prior to voting on material transactions or the benefit of reviewing information regarding our officers’ and directors’ stock ownership and their transactions involving our securities.

 We are currently subject to SEC reporting requirements under Section 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”). Because we have not filed a registration statement under Section 12 of the Exchange Act, we are not subject to the SEC’s proxy rules and related information requirements of the Exchange Act.  Further, our officers, directors and stockholders owning 10% or more of our outstanding capital stock are not required to file reports with the SEC concerning their stock ownership and stock trading activity under Section 16 of the Exchange Act, which provides for timely disclosure of insider transactions. Accordingly, our shareholders do not have the benefit of (i) certain disclosures required under the SEC’s proxy rules in connection with their approval of certain corporate actions (e.g., significant acquisitions and election of directors); and (ii) disclosures about our officers’ and directors’ ownership of and their transactions involving the Company’s securities.

We could incur significant damages if we are unable to adequately discharge our contractual obligations.

Our failure to comply with contract requirements or to meet our clients’ performance expectations on a contract could materially and adversely affect our financial performance and our reputation.  This, in turn, would impact our ability to compete for new clients and contracts. Our failure to meet contractual obligations could also result in substantial actual and consequential damages under the terms of such contracts. In addition, some of our contracts require us to indemnify clients for our failure to meet performance standards and/or contain liquidated damages provisions and financial penalties related to performance failures.  Although we do have liability insurance, the policy limits may not be adequate to provide protection against all such potential liabilities.

We have financial exposure on our fixed-price contracts because we are required to complete a project even if the costs exceed the revenues we generate on such fixed-price contract.

We presently provide and expect to provide services under fixed-price and performance-based arrangements. Generally, under our fixed-price contracts, we receive a specified fee regardless of our cost to perform under such contracts (compared with performance-based contracts under which we earn fees on a per-transaction basis). If we underestimate the cost to complete a contract, we will still be required to complete the work specified under such contract, which could result in a loss to us. To earn a profit on these fixed-price contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. We expect to recognize revenues on these contracts, including a portion of estimated profit, as costs are incurred. Therefore, if a contract is cancelled or renegotiated after work has been performed, previously recognized revenue would be reversed and charged to earnings at that time.  Reversals of previously recognized revenue could adversely affect our financial results. In addition, we expect to review these contracts quarterly and adjust revenues to reflect our current expectations as to the total anticipated costs of each contract. These adjustments may affect the timing and amount of revenue recognized and could adversely affect our financial results.

Requests for Proposals to secure government contracts are time consuming to prepare and our ability to successfully respond to RFPs will impact our operations.

A substantial portion of our clients will be state or local government authorities. To market our services to government clients, we will likely be required to respond to Request for Proposals or “RFPs.” To do so effectively, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP’s rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. There is no assurance that we will be awarded any contracts through the RFP process, or that our submitted RFPs will result in profitable contracts.

Our government clients may terminate our contracts prior to completion, which could result in revenue shortfalls and reduce profitability or cause losses on government contracts.

Many of our contracts with government agencies contain initial or base periods of one or more years, as well as option periods typically covering more than half of the contract’s initial duration. However, our government clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly.  Additionally, our contracts will likely contain provisions permitting a government client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We are subject to government audits and our failure to comply with applicable laws, regulations and standards that could subject us to civil and criminal penalties and administrative sanctions.

The government agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, a government agency may review our performance on a contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the agency determines that we have improperly allocated costs to a specific contract, we will not be reimbursed for those costs and we will be required to refund the amount of any such costs that have been previously reimbursed. If a government audit identifies improper activities by us or we otherwise determine that these activities have occurred, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid for Requests for Proposals (RFPs) in one or more jurisdictions.

Unions may interfere with our ability to obtain contracts.

Our success will depend in part on our ability to win profitable contracts to administer and manage programs that may have been previously administered by government employees. Many government employees, however, belong to labor unions with considerable financial resources and lobbying networks. Unions have in the past and are likely to continue to apply political pressure on legislators and other officials seeking to outsource government programs. Union opposition may result in fewer opportunities for us to service government agencies.

We rely on our relationship with government agencies to obtain contracts.

To facilitate our ability to prepare bids in response to RFPs, we expect to rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships will enable us to provide informal input and advice to the government entities and agencies prior to the development of an RFP. We also expect to engage marketing consultants, including lobbyists, to establish and maintain relationships with elected officials and appointed members of government agencies. The effectiveness of these consultants may be reduced or eliminated if a significant political change occurs. We may be unable to successfully manage our relationships with government entities and agencies and with elected officials and appointees and any failure to do so may adversely affect our ability to bid successfully for RFPs.

We have significant competition in bidding for government contracts from large national and international organizations.

The government contracting industry is subject to intense competition. Many of our competitors are national and international in scope and have greater resources than we do. Substantial resources could enable certain competitors to “low bid” on government RFPs or take other measures in an effort to gain market share. In addition, we may be unable to compete for a certain large government contract because we may not be able to meet an RFP’s requirement to obtain and post a large cash performance bond. Also, in some geographic areas, we face competition from smaller consulting firms with established reputations and political relationships. There is no assurance that we will compete successfully against our existing or any new competitors.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

We have operated our current line of business for a little over one year, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion.  Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources.  Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put the Company at risk for uninsured losses.

We do currently have liability insurance. Some or all of the Company’s customers may require insurance as a requirement to conduct business with the Company. We may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that the Company can afford or at all. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put the Company at risk of loss for any uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on our senior executive officers and other key personnel, loss of which could harm our business.

The Company depends on its senior executive officers as well as key scientific and other personnel. The loss of any of these individuals could harm the Company’s business and significantly delay or prevent the achievement of business objectives. In addition, our delivery of services will be labor-intensive: when the Company is awarded a government contract, we may need to quickly hire project leaders and case management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

•	experienced and innovative executive officers;

•	senior managers who have successfully managed or designed government services programs in the public sector; and

•	Information technology professionals who have designed or implemented complex information technology projects

Innovative, experienced and technically proficient individuals are in great demand and are likely to remain a limited resource. We may be unable to continue to attract and retain desirable executive officers and senior managers. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.

Because we have limited capital resources, we expect to be dependent on cash flow and payments from customers in order to meet our expense obligations.

A number of factors may cause our revenues, cash flow and operating results to vary from quarter to quarter, including the following:

•	the progression of contracts;

•	the levels of revenues earned on fixed-price and performance-based contracts (including any adjustments in expectations for revenue recognition on fixed-price contracts);

•	the commencement, completion or termination of contracts during any particular quarter;

•	the schedules of government agencies for awarding contracts; and

•	the term of awarded contracts and potential acquisitions.

Changes in the volume of activity and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a significant portion of our expenses are fixed. Fixed expenses include, rent, payroll, insurance, employee benefits, taxes and other administrative costs and overhead. Moreover, we expect to incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter.

We may make acquisitions in the future that we are unable to effectively manage given our limited resources.

We may choose to grow our business by acquiring other entities. We may be unable to manage businesses that we have acquired or integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. Moreover, business combinations involve additional risks, including:

•	diversion of management’s attention;

•	loss of key personnel;

•	our becoming significantly leveraged as a result of the incurrence of debt to finance an acquisition;

•	assumption of unanticipated legal or financial liabilities;

•	unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•	amortization of acquired intangible assets, including goodwill; and

•	dilution to existing shareholders and our earnings per share.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenues and earnings we anticipated.

The Company must keep up with new and rapidly evolving technologies.

Some of the Company’s activities involve developing products or processes that are based upon new, rapidly evolving technologies. The ability to commercialize these technologies could fail for a variety of reasons, both within and outside of the Company’s control.

Our success depends upon our ability to protect our intellectual property rights.

Our success in part depends on its ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we will be required to prosecute and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. The Company has filed three patent applications, all of which are pending approval. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Prosecuting infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put the Company’s patent applications at the risk of not issuing. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be sued by third parties who claim that we have infringed their intellectual property rights.

We may be exposed to future litigation by third parties based on claims that our research, development and commercialization activities infringe the intellectual property rights of third parties to which the Company does not hold licenses or other rights, or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, and could place a significant strain on our financial and human resources. In addition, if successful, such claims could cause the Company to pay substantial damages. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Our services are subject to government regulation, changes in which may have an adverse effect on the Company.

Our business activities subject us to a variety of federal, state and local laws and regulations.  For example, we are required to comply with applicable provisions of the International Traffic in Arms Regulations (“ITAR”), as well as other export controls and laws governing the manufacture and distribution of munitions technology. Changes in the laws and regulations applicable to our business activities may have an adverse effect on our operations and profitability by making it more expensive and less profitable for us to do business.  Additionally, the market for our services depends largely on federal and state legislative programs. These programs can be modified or amended at any time by acts of federal and state governments. Further, if additional programs are not proposed or enacted, or if previously enacted programs are challenged, repealed or invalidated, our growth strategy could be adversely impacted.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

 Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges, and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by an officer or director, including an amount paid to settle an action or satisfy a judgment in a civil, criminal, or administrative action or proceeding to which he is made a party by reason of being or having been one of our directors or officers.

 Our Bylaws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a takeover of us.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws.  Without any anti-takeover provisions, there is no deterrent for a takeover of our company, which may result in a change in our management and directors.

Our operating costs could be higher than we expect, and this could reduce our future profitability.

In addition to general economic conditions, market fluctuations and international risks, significant increases in operating, development and implementation costs could adversely affect our company due to numerous factors, many of which are beyond our control.

Our existing directors, officers and key employees hold a substantial amount of our common stock and may be able to prevent other shareholders from influencing significant corporate decisions.

As of March 11, 2011, our directors and executive officers beneficially owned approximately 41% of our outstanding common stock.  These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our articles of incorporation.

The decisions of these shareholders may conflict with our interests or those of our other shareholders.

Risks Related to Our Common Stock

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth of the Company’s business.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.

Our securities are considered highly speculative.

 Our securities must be considered highly speculative, generally because of our limited operating history.  We have neither generated any material revenues nor have we realized a profit from our operations to date and there is no assurance that we will operate on a profitable basis.  Since we have not generated any material revenues and have only limited capital, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Our stock is thinly traded, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell a significant number of your shares.

Although the shares of our common stock are quoted on the OTC Bulletin Board, there has been very limited trading in our shares, meaning that the number of persons interested in purchasing our common shares at any given time is relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a new company, our business is still in the development stage, and that we are small company which is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares if you need money or otherwise desire to liquidate your shares, or that any such sale would be at or near ask prices.

The price of our common stock could be highly volatile.

 It is likely that our common stock will be subject to price volatility, low volumes of trades, and large spreads in bid and ask prices quoted by market makers.  Due to the low volume of shares that may be traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock.  This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session.  Holders of our common stock may also not be able to liquidate their investment readily or may be forced to sell at depressed prices due to low volume trading.  If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the price of the common stock would need to appreciate substantially on a relative percentage basis for an investor to recoup an investment in our shares.  Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock.  No assurance can be given that an orderly and active market in our common stock will develop or be sustained.  If an orderly and active market does not develop, holders of our common stock may be unable to sell their shares, if at all.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The future trading market for our common stock will be influenced in part by any research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

If we are deemed to be an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements will not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

As a public reporting company, we are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and may require attestation of this assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  For example, as reported in the annual report for our most recent fiscal year filed with the SEC on March 3, 2010, we conducted an evaluation of the effectiveness of our internal controls over financial reporting, as of November 30, 2009. Based on that evaluation, we concluded that, as of such date, our internal controls over financial reporting were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls, and that may be considered to be material weaknesses.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Obtaining additional capital though the sale of common stock will result in dilution of equity interests.

We plan to raise additional funds in the future by issuing additional shares of common stock or other securities, which may include securities such as convertible debentures, warrants or preferred stock that are convertible into common stock.  Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.  Additionally, the existing options, warrants and conversion rights may hinder future equity offerings, and the exercise of those options, warrants and conversion rights may have an adverse effect on the value of our stock.  If any such options, warrants or conversion rights are exercised at a price below the then current market price of our shares, then the market price of our stock could decrease upon the sale of such additional securities.  Further, if any such options, warrants or conversion rights are exercised at a price below the price at which any particular shareholder purchased shares, then that particular shareholder will experience dilution in his or her investment.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Currently, we operate out of office and development space located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, units A341, A201-202.  The office and development space are leased and consist of 792.2 and 807.2 square feet, respectively.  Such properties are leased at a respective monthly rate of $1,285 and $675.  The term of the leases expire on October 31, 2011, unless earlier terminated in accordance with the respective leases.

ITEM 3.	LEGAL PROCEEDINGS.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to the Reorganization, our predecessor entity, Framewaves, Inc., had shares of its common stock listed on the OTC Bulletin Board over-the-counter market under the symbol “FWAV.”  To our knowledge, there was limited or no trading in such shares prior to the Reorganization.

Since the Reorganization, shares of our common stock have been quoted on the OTC Bulletin Board under the symbol “SGLB.”  Additionally, since the Reorganization, there has only been limited trading in our common stock, and there have been some periods during which there was no trading of our stock.  As a result, because of the limited, sporadic trading and the removal of our stock from the OTC Bulletin Board for certain periods during 2010, we do not believe that the high and low bid information for our common stock since the Merger on April 22, 2010 is meaningful. The highest and lowest closing prices per share for our common stock (on a split adjusted basis) since from the date of closing the Reorganization on September 13, 2010 through December 31, 2010 is $0.14 and $0.05, respectively, and the last sale price of our common stock as listed by Nasdaq on the OTC Bulletin Board on March 15, 2011 was $0.08 per share.

Shareholders

As of March 31, 2011, there were approximately 547 shareholders of record.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the Board of Directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We did not maintain any equity compensation plans as of December 31, 2010.  On March 9, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “Equity Plan”). Pursuant to the Equity Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 31,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  As of March 31, 2011, there were 31,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Equity Plan.  As of the same date, there were no shares subject to awards outstanding under the Equity Plan.

Recent Issuances Of Unregistered Securities

We did not issue any unregistered securities during the three-month period ended December 31, 2010 that were not previously reported in a Current Report on Form 8-K.

Repurchase of Shares

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

Equity Incentive Plan

On March 9, 2011, our Board of Directors adopted an equity incentive plan, the 2011 Equity Incentive Plan (the “Equity Plan”).  Pursuant to the Equity Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 31,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

As of March 31, 2011, there were 31,000,000 shares of our common stock reserved and available for future grants of options and other awards under our Equity Plan.  As of the same date, there were no shares subject to awards outstanding under the Equity Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Annual Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results Of Operations

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations.  However, for the period from our inception through December 31, 2010, our $498,504 in revenues was primarily generated from engineering consulting services we provided during this period.

During this period, we incurred expenses in the aggregate amount of $801,387, which are attributable in substantial part to organizational expenses ($77,640), payroll expense ($394,029) and professional fees ($103,701).  Since we have only recently commenced operations, organizational expenses comprised a significant portion of our total expenses, which we anticipated.  We expect our payroll expense to increase during fiscal 2011 as we intend to hire additional employees.  The largest component of professional fees consists of services in connection with our obligations as an SEC reporting company, as well as legal and accounting fees.

Liquidity And Capital Resources

As of December 31, 2010, we had $226,268 in cash and a working capital surplus of $362,497. We did not have any operations for the comparable period in 2009. We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through December 31, 2010, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period. We will continue to refine our technologies for commercialization during fiscal 2011. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing technologies. As of March 31, 2011, we have five active consulting contracts with respect to which we expect to perform and generate up to $753,190 in revenues in fiscal 2011.

Some of these consulting contracts are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance.  To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period.  Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We plan to obtain additional funding through private sales of equity and/or debt securities. We are currently conducting a private placement of our common stock under Rule 506 promulgated under the Securities Act of 1933 (as amended), pursuant to which we expect to sell up to 75,000,000 shares of our common stock at a price of $0.02 per share for aggregate gross proceeds of approximately $1,500,000; however, there can be no guarantee regarding how much we will receive in proceeds from this offering. We expect to close this private offering in April 2011.

We have no credit lines or facilities as of March 31, 2011, nor have we ever had a credit facility since our inception.

Based on the funds we have on March 31, 2011 and the proceeds we expect to receive under our consulting agreements and from private offerings of our stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses during 2011.  Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our business, with limited revenues and employees.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting (“ICFR”) as such report is not required for non-accelerated filers such as us. In addition, under SEC rules adopted in 2007, our independent registered public accounting firm is no longer required to provide a separate opinion on management’s assessment of the effectiveness of our ICFR.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors as of December 31, 2010.

Name	Age	Position
Richard Mah	63	Chief Executive Officer and Director
James Stout	72	Chairman of the Board and Treasurer
Mark Cola	51	President, Chief Operating Officer and Director
Dr. Vivek Dave	42	Executive Vice President and Director
Valerie Vekkos	53	Secretary and Director

Business Experience of Directors and Management

The following describes the significant business experience of our directors and executive officers:

Richard Mah.  From 2006 through April 2010, Richard Mah served as Vice President of TMC Corporation, an international project management and business services company. Prior thereto, Mr. Mah worked for Los Alamos National Laboratory (“LANL”) as the Associate Laboratory Director for Weapons Engineering and Manufacturing.  Mr. Mah was the senior executive responsible for overseeing the engineering and manufacturing aspects of the nuclear weapons program to fulfill the stockpile stewardship mission at LANL. In over 30 years at the Laboratory, Mr. Mah managed two non-nuclear materials technology research groups in metallurgy and in polymers and coatings and has had oversight of four large research facilities.  In addition, from 2004 to 2006, Mr. Mah reported to the University of California’s Office of the President as the Acquisition Manager in the successful competition for the LANL contract competition.

Mr. Mah has received the Federal Laboratory Consortium special award for excellence; the LANL distinguished Performance Award; the United States Department of Energy Award of Excellence in acknowledgement of his management and engineering accomplishments; and in 2006 he was given a special University of California award for his performance in winning the Los Alamos National Laboratory contract.  He has also been recognized for his commitment to employees with a Diversity Award and an Outstanding Mentor Award. Mr. Mah earned a B.S. in Theoretical and Applied Mechanics and an M.S. in Metallurgical Engineering from the University of Illinois.  He is a registered professional engineer through the state of California.

James Stout.  From 2006 through April 2010, James Stout served as Vice President of TMC Corporation. During the prior 10 years, he served as President of The Stout Group, Inc., a private consulting firm specializing in national security issues at the National Laboratories and military commands, including service as an advisor to the Strategic Advisory Group of the Commander of the U.S. Strategic Command. Mr. Stout also served for six years as a member of the Los Alamos National Laboratory Director’s Senior Advisory Group.  Mr. Stout’s experience also includes over 30 years at the United States Department of Energy culminating with his appointment to the position of Chief Counsel, Albuquerque Operations Office.  In this capacity, he served in a variety of roles concerning operation of the Nuclear Weapons Complex, including that of lead negotiator for the contracts for operation of the Berkeley, Los Alamos and Livermore National Laboratories.  Mr. Stout served with the United States Air Force from 1963 to 1966.  He received a J.D. from Drake University in 1963, a B.S. in Business Administration from the State University of Iowa, Iowa in 1960, and is admitted to the New Mexico State Bar and the Iowa State Bar.

Mark Cola.  From June 2006 through April 2010, Mark Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation.  In addition, Mr. Cola has over 27 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory. He has also worked as a Research Engineer at Edison Welding Institute and for Stoody Alloys, a leading manufacturer of wear-resistant materials.

At Beyond6 Sigma, Mr. Cola worked with a wide range of clients ranging from aerospace to defense systems.  His expertise is in manufacturing process development, friction welding, light alloys such as titanium and aluminum, mechanical, physical and welding metallurgy, and nickel-based super-alloys for harsh environments.  Mr. Cola served as the Technical Co-Chairman for the inaugural National Nuclear Security Administration Future Technologies Conference held in May 2004, and he is a peer reviewer for the American Welding Society’s Welding Journal. Mr. Cola earned a B.S. in Metallurgical Engineering and an M.S. in Welding Engineering from Ohio State University.

Dr. Vivek Dave.  From 2006 through April 2010, Vivek Dave served as Director of Business Development for the Beyond6 Sigma Division of TMC Corporation. Prior thereto, Dr. Dave worked at Pratt & Whitney / United Technologies (UTC), where he developed experience working closely with manufacturing clients to resolve production quality issues.  Dr. Dave also worked within the National Nuclear Security Administration Weapons Program at the Los Alamos National Laboratory (“LANL”), at which he held various technical and managerial positions including group leader of a manufacturing technology development group as well as director of the Los Alamos Manufacturing Sciences Institute.

At Beyond6 Sigma, Dr. Dave has worked with a wide range of clients ranging from renewable energy to defense systems. His expertise is in solid state joining, materials engineering, fusion welding, electron beam processing, reduced order process modeling, and designing manufacturing processes.  Dr. Dave served as a co-organizer of the inaugural Small Lot Intelligent Manufacturing Conference held in 2003.  Further, in 2001, he was awarded the Achieved American Welding Society Award for Best Original Contribution to Brazing Technology.  Dr. Dave earned Ph.D. in Materials Engineering and an M.S. in Materials Engineering from the Massachusetts Institute of Technology.  He also received a B.S. (with honors) in Engineering and Applied Science from the California Institute of Technology.

Valerie Vekkos. Ms. Vekkos currently provides consulting services to small and start-up businesses through Zephyr Equities, Inc., a corporation she owns and controls. She has been providing such consulting services to corporate clients since 1999.  In addition, Ms. Vekkos is currently the President and a director of CT Holdings, Inc., a publicly held shell company. Ms. Vekkos earned a J.D. from University of San Diego, School of Law and a B.A. in Economics from Glassboro State College.  In addition, Ms. Vekkos is admitted to the following State Bars: California, New Jersey and Pennsylvania.  She has also held a California Real Estate Broker’s License since 2004.

Family Relationships

There are no family relationships among any of the executive officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.  The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Code of Ethics

Our Board of Directors has adopted a code of ethics that applies to our officers, directors and employees (“Code of Ethics”).  A copy of our Code of Ethics will be furnished without charge to any person upon written request.  Requests should be sent to:  Secretary, Sigma Labs, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507.

Board Committees

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTC Bulletin Board under the symbol “SGLB.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee.  As of March 15, 2011, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees.

ITEM 11.	EXECUTIVE COMPENSATION.

No director or executive officer is presently being compensated for his or her services to the Company, and none were compensated during the fiscal year ended December 31, 2010. The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control.

The Company has not entered into any written employment agreements, change-of-control, severance or similar agreements with any of our directors or executive officers.

Stock Option Grants

There were no options, warrants or other security awards outstanding as of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of this company as a group.  As of March 31, 2011, there were 314,167,400 shares of our common stock issued and outstanding.  Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Certain Beneficial Owners:

Richard Mah and Mary Mah, as joint tenants	28,500,000	(3)	9.07%
James Stout and Sally Stout, as joint tenants	28,014,750	(4)	8.92%

Directors/Named Executive Officers:

Mark Cola	32,016,000		10.19%
Dr. Vivek Dave	32,016,000		10.19%
Richard Mah	31,000,200	(3)	9.87%
James Stout	30,514,800	(4)	9.71%
Valerie Vekkos	3,001,000		*

All Named Executive Officers and Directors as a group (5 persons)	128,548,000		40.92%

*  Less than 1%

(1) Unless otherwise indicated, the address of each person listed is c/o Sigma Labs, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities.  Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 31, 2011.

(3) Consists of 28,500,000 shares of common stock of which are owned by Richard Mah and Mary Mah as joint tenants, with the shared power to vote or dispose of such shares.

(4) Consists of 28,014,750 shares of common stock of which are owned by James Stout and Sally Stout as joint tenants, with the shared power to vote or dispose of such shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

On February 11, 2010, B6 Sigma, Inc. entered into a stock purchase agreement with Cletha Walstrand, Esq., as representative of certain shareholders of Framewaves, Inc. (in such capacity, the “Representative”), pursuant to which B6 Sigma agreed to acquire from the Representative 110,700,000 shares of Framewaves’ common stock in exchange for a cash payment of $195,000. The transactions contemplated by the Stock Purchase Agreement closed concurrently with the closing of the Reorganization. On or about February 23, 2010, the Representative, on behalf of certain Framewaves shareholders, entered into a stock purchase agreement with certain individuals pursuant to which the Representative sold an aggregate of 58,200,000 shares of Framewaves common stock to said individuals for aggregate consideration of $30,000.

Director Independence

Our common stock is traded on the OTC Bulletin Board under the symbol “SGLB.OB.” The OTC Bulletin Board electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of us or its subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

All of our Board members are employee-directors and therefore not deemed “independent” under the NASDAQ Stock Market’s listing standards.  Although a majority of our Board of Directors is not “independent” under NASDAQ’s listing standards, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our employee-directors can competently perform the functions required of them as directors of the company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Pritchett, Siler & Hardy, P.C. during the fiscal year ended December 31, 2010 for professional services for the audit of our financial statements and the review of financial statements included in our SEC filings was $3,350.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal year ended December 31, 2010.  Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

Tax Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and was not paid any fees for tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2010.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.  The following documents are furnished as exhibits to this Form 10-K. Exhibits marked with an asterisk are filed herewith.  The remainder of the exhibits previously have been filed with the Commission and are incorporated herein by reference.

Number	Exhibit
2.1
Share Exchange Agreement effective August 23, 2010, among Framewaves, Inc., B6 Sigma Group, Inc. and the shareholders thereof (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference)

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed September 17, 2010, and incorporated herein by reference).

3.2	Amended Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, and incorporated herein by reference).

4.1	Form of Convertible Note of B6 Sigma, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

Number	Exhibit
10.1
Consulting Agreement dated March 1, 2010 between B6 Sigma, Inc. and Zephyr Equities, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2
Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.3
Stock Purchase Agreement dated February 11, 2010 between B6 Sigma, Inc. and Cletha A. Walstrand, P.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.4	United States Air Force Contract No. FA8650-10-C-5204 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.5	AeroJet Contract No. S38169 (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.6
Escrow Deposit Agreement dated April 14, 2010, between B6 Sigma, Inc. and Signature Bank (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed November 12, 2010, and incorporated herein by reference).

10.7	Form of B6 Sigma, Inc. Subscription Agreement (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.8	Office Lease, dated September 30, 2010, between Santa Fe Business Incubator, Inc. and B6 Sigma, Inc.*

10.9	Development Lease, dated September 30, 2010, between Santa Fe Business Incubator, Inc. and B6 Sigma, Inc.*

14.1
Framewaves, Inc. Code of Ethics and Business Conduct (filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference).

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

April 15, 2011	By:	/s/ Richard Mah
Richard Mah
Chief Executive Officer (Principal Executive Officer)

April 15, 2011	By:	/s/ James Stout
James Stout
Treasurer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Mah	Chief Executive Officer	April 15, 2011
Richard Mah	(Principal Executive Officer) and Director

/s/ James Stout	Chairman of Board of Directors and	April 15, 2011
James Stout	Treasurer (Principal Accounting Officer)

/s/ Mark Cola	President, Chief Operating Officer	April 15, 2011
Mark Cola	and Director

/s/ Vivek Dave	Executive Vice President and	April 15, 2011
Vivek Dave	Director

/s/ Valerie Vekkos	Secretary and Director	April 15, 2011
Valerie Vekkos

Sigma Labs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sigma Labs, Inc.
Santa Fe, New Mexico

We have audited the accompanying consolidated balance sheet of Sigma Labs, Inc., as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from inception on February 5, 2010 through December 31, 2010. Sigma Labs, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. as of December 31, 2010 and the results of their operations and their cash flows for the period from inception on February 5, 2010 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Sigma Labs, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Sigma Labs, Inc. was only recently formed and has not yet achieved profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2011

Sigma Labs, Inc.
Consolidated Balance Sheet
December 31, 2010

ASSETS
Current Assets
Cash	$226,268
Accounts Receivable	180,855
Other Assets	370
Total Current Assets	407,493

Fixed Assets (Net)
Furniture and Equipment	42,778
Patents	25,083
Total Fixed Assets	67,861

TOTAL ASSETS	$475,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$44,996
Total Current Liabilities	44,996

TOTAL LIABILITIES	44,996

Stockholders' Equity
Common Stock, $0.001 par value; 750,000,000 shares authorized;
313,067,400 shares issued and outstanding	313,067
Additional Paid-In Capital	539,237
Retained Earnings (Deficit)	(421,946)
Total Stockholders' Equity	430,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,354

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Statement of Operations
Period February 5, 2010 (Date of Inception) to December 31, 2010

INCOME
Services	$498,504
Total Revenue	498,504

COST OF SERVICE REVENUE	107,063

GROSS PROFIT	391,441

EXPENSES
General & Administration	407,358
Payroll Expense	394,029
Total Expenses	801,387

OTHER INCOME (EXPENSE)
Sale of Asset	5,000
Interest Expense	(17,000)
Total Other Income (Expense)	(12,000)

NET INCOME (LOSS)	(421,946)

BEGINNING RETAINED EARNINGS	-

ENDING RETAINED EARNINGS	$(421,946)

Loss per Common Share - Basic and Diluted	-

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Statement of Shareholders' Equity
Period February 5, 2010 (Date of Inception) to December 31, 2010

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings (Deficit)

Balance February 5, 2010	$-	$-	$-	$-

Stock issued for cash	184,092,000	184,092	(152,788)	-

Stock issued for note payable	15,807,900	15,808	300,192	-

Stock issued for cash of $618,200 and assets vallued at $81,800	35,017,500	35,018	664,983	-

Rounding shares issued	900	1	(1)	-

Re-capitalization of Company	188,849,100	188,849	(188,849)	-

Stock purchased for cancellation	(110,700,000)	(110,700)	(84,300)	-

Net loss for the year ended December 31, 2010				(421,946)

Balance December 31, 2010	$313,067,400	313,067	$539,237	$(421,946)

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Statement of Cash Flows
Period February 5, 2010 (Date of Inception) to December 31, 2010

OPERATING ACTIVITIES
Net Income (Loss)	$(421,946)
Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	717
Depreciation	13,222
Other non-cash expense	16,000
Change in assets and liabilities:
(Increase) in Accounts Receivable	(180,855)
(Increase) in Cafeteria Plan	(370)
Increase in Accounts Payable	44,996
NET CASH (USED) BY OPERATING ACTIVITIES	(528,236)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-
Purchase of Patent	-
NET CASH USED BY INVESTING ACTIVITIES	-

FINANCING ACTIVITIES
Proceeds from notes payable	300,000
Proceeds fron sale of Common Stock	649,504
Cash paid in Reorganization	(195,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	754,504

NET CASH INCREASE FOR PERIOD	226,268

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$226,268

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	1,000
Income taxes	-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholders of the company contributed equipment and patents valued at $81,800.
The company converted notes payable of $300,000 and accrued interest of $16,000 to common stock.

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

The Company has no tax positions at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010.  All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at December 31, 2010 is $0.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2011-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Organization Expenditures – Organizational expenditures are expensed as incurred for Securities Exchange Commission (SEC) filings, but capitalized and amortized for income tax purposes.

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

On September 13, 2010 the Company closed a share exchange transaction (the “Reorganization”) with the shareholders of B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), which resulted in B6 Sigma becoming a wholly-owned subsidiary of the Company.  Each share of B6 Sigma, Inc. common stock outstanding as at the closing of the Reorganization was exchanged for 6.67 shares of the Company’s common stock.  At the closing, B6 Sigma, Inc. also acquired and cancelled 110,700,000 shares of the Company’s common stock from three shareholders for the sum of $195,000.  Upon the closing of the Reorganization, the Company ceased to be a “Shell” company (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).

On March 9, 2011, our Board of Directors adopted an equity incentive plan, the 2011 Equity Incentive Plan (the “Equity Plan”).  Pursuant to the Equity Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 31,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

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

The Company has available at December 31, 2010, unused operating loss carryforwards of approximately $348,600, which may be applied against future taxable income and which expire in various years through 2030.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards (approximately $52,300) at December 31, 2010 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $52,300 for the period ended December 31, 2010.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended December 31, 2010:

Twelve Months Ended December 31 2010

Loss from continuing operations available to
Common stockholders	$(421,946)
Weighted average number of common shares
Outstanding used in loss per share during the
Period	230,359,050

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased used and depreciated over a period of three years, less accumulated depreciation, as of December 31, 2010:

Furniture and Fixtures	$56,000
Less: Accumulated Depreciation	(13,222)
Net Property and Equipment	$42,778

Depreciation expense on property and equipment was $13,222 for the period ended December 31, 2010.

NOTE 7 – Patents

The following is a summary of patents less accumulated amortization as of December 31, 2010:

Patents	$25,800
Less: Accumulated Amortization	(717)
Net Patents	$25,083

Amortization expense on patents was $717 for the period ended December 31, 2010.

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office space under operating leases.  Expense relating to these operating leases was $23,631 for the period ended 2010.  The following table summarizes the future minimum lease payments required under operating leases at December 31, 2010.

Year Ending December 31;

2001	$19,600
Thereafter	-
$19,600

NOTE 9 – Subsequent Events

On January 6, 2011, the Company issued an aggregate of 1,000,000 shares of the Company’s common stock, subject to restrictions, to two consultants for services rendered to the Company.

On April 8, 2011, the Company granted five Company employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the Company’s 2011 Equity Incentive Plan.

Also on April 8, 2011, the Company granted an aggregate of 3,625,000 shares of the Company’s common stock, subject to restrictions, to one consultant and two professionals for services rendered to the Company.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.