Form 10-Q
period 2011-03-31
SIGMA LABS, INC.
filed 2011-05-16
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-2783-S

Sigma Labs, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	82-0404220
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3900 Paseo del Sol Santa Fe, New Mexico 87507
(Address of principal executive offices) (505) 438-2576
(Registrant’s telephone number)
(Former Name or Former Address, if Changed Since Last Report

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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2011, the issuer had 357,077,750 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2011

FORM 10-Q

i

PART I

 ITEM 1.  FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Consolidated Balance Sheets
March 31, 2011

	March 31, 2011	December 31, 2010
	Unaudited

ASSETS
Current Assets
Cash	$862,080	$226,268
Accounts Receivable	4,884	180,855
Other Assets	865	370
Total Current Assets	867,829	407,493

Fixed Assets (Net)
Furniture and Equipment	38,111	42,778
Patents	24,830	25,083
Fixed Assets	62,941	67,861

TOTAL ASSETS	$930,770	$475,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Funds Held Pending Private Placement Closing	$682,500	$-
Accounts Payable	35,880	44,996
Current Liabilities	718,380	44,996

TOTAL LIABILITIES	718,380	44,996

Stockholders' Equity
Common Stock, $0.001 par value; 750,000,000 shares authorized;
314,167,400 shares issued and outstanding	314,167
313,067,400 shares issued and outstanding		313,067
Additional Paid-In Capital	560,137	539,237
Retained Earnings (Deficit)	(661,914)	(421,946)
Total Stockholders' Equity	212,390	430,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$930,770	$475,354

Sigma Labs, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net Income (Loss)	$(239,968)	$(55,120)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	253	-
Depreciation	4,667	-
Stock Compensation	22,000
Change in assets and liabilities:		-
Decrease in Accounts Receivable	175,971	-
(Increase) in Cafeteria Plan	(495)	-
(Decrease) Increase in Accounts Payable	(9,116)	29,759
NET CASH (USED) BY OPERATING ACTIVITIES	(46,688)	(25,361)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Patent	-	-
NET CASH USED BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds fron sale of Stock Subscription	682,500	28,804
Increase in Convertible Notes Payable	-	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	682,500	128,804

NET CASH INCREASE FOR PERIOD	635,812	103,443

CASH AT BEGINNING OF PERIOD	226,268	-

CASH AT END OF PERIOD	$862,080	$103,443

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
For the three months ended March 31, 2011
1,100,000 shares issued for consulting services at $0.02 per share
For the three months ended March 31, 2010
Common stock issued for subscription receivable of $2,500

Sigma Labs, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010

INCOME
Services	$57,039
Total Revenue	57,039	-

COST OF SERVICE REVENUE	17,181

GROSS PROFIT	39,858	-

EXPENSES
General & Administration	140,074	55,120
Payroll Expense	139,752
Total Expenses	279,826	55,120

NET INCOME (LOSS) BEFORE INCOME TAXES	(239,968)	(55,120)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(239,968)	$(55,120)

Loss per Common Share - Basic and Diluted	$0.00	$0.00

Weighted Average Number of Shares Outstanding Basic and Diluted	314,118,511	197,099,235

SIGMA LABS, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies.  A Company trademark, In Process Quality Assurance (IPQA®), is a technology that management believes will fundamentally redefine manufacturing practices by embedding quality assurance in the manufacturing processes in real time.  Management also anticipates that the Company’s core competencies will allow its clientele to combine advanced manufacturing with novel material to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation.

Principles of Consolidation – The consolidated financial statements for March 31, 2011 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc.  All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at March 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2011.  All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at March 31, 2011 is $0.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2011-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Following issuance of the reorganization shares to the B6 Sigma shareholders and the stock cancellation, the Company had 313,067,400 (post split) shares of its common stock issued and outstanding.  In connection with the closing of the reorganization, the shareholders of the Company approved a 150:1 forward stock split, and a change of the name of the corporation to Sigma Labs, Inc.  Additionally, following completion of the reorganization, B6 Sigma became a wholly owned subsidiary and its operations comprise the sole business activity.

On January 6, 2011 the Company issued an aggregate of 1,100,000 shares of the Company’s common stock to two consultants as noncash compensation for services rendered valued at $22,000 or $0.02 per share.

On March 9, 2011, our Board of Directors adopted an equity incentive plan, the 2011 Equity Incentive Plan (the “Equity Plan”).  On March 31, 2011, the holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the Equity Plan.  Pursuant to the Equity Plan, we are authorized to grant options, restricted stock and stock appreciation rights to purchase up to 31,000,000 shares of common stock to our employees, officers, directors, consultants and advisors.  The Equity Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire restricted stock.  Incentive stock options granted under the Equity Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).  Non-statutory stock options granted under the Equity Plan are not intended to qualify as incentive stock options under the Code.

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

The Company has available at March 31, 2011, unused operating loss carryforwards of approximately $589,881, which may be applied against future taxable income and which expire in various years through 2031.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards (approximately $88,500) at March 31, 2011 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $36,200 for the period ended March 31, 2011.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Loss from continuing operations available to Common stockholders	$(239,968)	$(55,120)
Weighted average number of common shares
Outstanding used in loss per share during the Period	314,118,511	197,099,255

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased used and depreciated over a period of three years, less accumulated depreciation, as of March 31, 2011 and December 31, 2010:

Furniture and Fixtures	$56,000	$56,000
Less: Accumulated Depreciation	(17,889)	(13,222)
Net Property and Equipment	$38,111	$42,778

Depreciation expense on property and equipment was $4,667 and $0 for the period ended March 31, 2011 and 2010.

NOTE 7 – Patents

The following is a summary of patents less accumulated amortization as of March 31, 2011 and December 31, 2010:

Patents	$25,800	$25,800
Less: Accumulated Amortization	(970)	(717)
Net Patents	$24,830	$25,083

Amortization expense on patents was $253 and $0 for the period ended March 31, 2011 and 2010.

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office space under operating leases.  Expense relating to these operating leases was $5,880 for the period ended March 31, 2011.  There are no future minimum lease payments required under operating leases at March 31, 2011.

NOTE 9 – Subsequent Events

On April 8, 2011, the Company granted five Company employees an aggregate of 20,000,000 shares of the Company’s common stock, at an issue price of $0.02 per share subject to restrictions, pursuant to the Company’s 2011 Equity Incentive Plan.

Also on April 8, 2011, the Company granted an aggregate of 3,625,000 shares of the Company’s common stock, at an issue price of $0.02 per share subject to restrictions, to one consultant and two professionals for services rendered to the Company.

In January 2011, the Company commenced a private offering of up to 75,000,000 shares of common stock, $0.001 par value per share, at an issue price of $0.02 per share of common stock, for total gross proceeds of up to $1,500,000.  Funds received by March 31, 2011 of $682,500 were held by the Company as a liability pending the closing of the private offering, which occurred on April 15, 2011.  55,875,000 shares of the Company’s common stock were subscribed with respect to the offering, resulting in aggregate gross proceeds of $1,117,500 (which includes $100,000 of proceeds that the Company expects to receive by May 17, 2011).

Hudson Valley Capital Management Corp. (“Hudson”) acted as placement agent and will receive a total of $105,735 in commissions following the Company’s receipt of the foregoing $100,000 of proceeds.  The Company also will issue to Hudson in connection with the offering five year warrants to purchase up to 7,931,250 shares of the Company’s common stock.  Such warrants have an exercise price of $0.025 per share.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no additional items to report.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Our predecessor, Framewaves, Inc., a Nevada corporation, was a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) immediately prior to the closing of the Reorganization (as defined below in the discussion captioned “The Reorganization”) with no ongoing operations, and was focused on seeking a business opportunity.  Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, the term “Framewaves” refers to our predecessor shell-entity prior to consummation of the Reorganization; the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc. (f/k/a Framewaves, Inc.) together with B6 Sigma, Inc., our wholly owned subsidiary following completion of the Reorganization.

Organizational History

Framewaves was incorporated in December 1985 as “Messidor Limited.” In December 2000, Messidor Limited’s shareholders approved a name change to “Framewaves, Inc.” At that time, the shareholders also approved the acquisition of Corners, Inc., a Nevada corporation (“Corners”), which was originally intended to be used as an operating subsidiary as part of the corporation’s business strategy to actively pursue the custom framing business. Ultimately, the corporation decided to pursue a different business opportunity.

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  Four members of our current management team worked together at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology.  See further discussion of our IPQA® technology under “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview of Business

B6 Sigma is an early-stage company that specializes in the development and commercialization of novel manufacturing and materials technology solutions. We believe that our primary manufacturing solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®,” will redefine conventional manufacturing practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality assurance processes. Further, we expect the materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations.  For instance, we are working with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS,” the goal of which is to reduce the weight of munitions without a loss of effectiveness.  This technology could have significant applications for munitions designed specifically for drones and similar unmanned aircrafts.  We are also developing technology to improve the “heal time” of nano-based dental implants.

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

Moreover, some members of our management team have worked at or with United States Department of Energy (“DOE”) national laboratories (including the Los Alamos National Laboratory (“LANL”) and Sandia National Laboratory (“SNL”)) over the last 30 years. Due to their work with the DOE, members of our management team have developed extensive relationships with the DOE and its network of national laboratories.  Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements.  Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain.  Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report.  However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations.  However, our target technologies are still under development, and we presently make no sales of these technologies and generate no revenues therefrom.  During the three months ended March 31, 2011, we recognized revenue of $57,039, which was primarily generated from engineering consulting services we provided to third parties during this period.  We generated no revenue for the same period in 2010; B6 Sigma was formed February 5, 2010 and had not yet generated revenue from services rendered or other sources from that date through March 31, 2010.

Our general and administrative expenses and payroll expenses for the three months ended March 31, 2011, were $140,074 and $139,752, respectively, compared to $55,120 and $0 for the three months ended March 31, 2010.  General and administrative expenses principally include organizational expenses and professional fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to legal and accounting fees.  The net increase in general and administrative expenses and payroll expenses from the three months ended March 31, 2010 to same period in 2010 is principally the result of increased outside services costs and payroll obligations associated with our growing operations.  We expect our general and administrative expenses to continue to increase during the quarter ending June 30, 2011, as we increase our operations and marketing.  Similarly, we expect our payroll expense to increase as we intend to engage additional employees.

Our net loss for the three months ended March 31, 2011 increased to $239,968 from a net loss of $55,120 for the same period in 2010 due primarily to the increased general and administrative expenses related to our increased operations.

Liquidity and Capital Resources

As of March 31, 2011, we had $862,080 in cash and had a working capital surplus of $149,449, as compared with $226,268 in cash and a working capital surplus of $362,497 as of December 31, 2010.  On April 15, 2011, we closed a private placement of our common stock, pursuant to which 55,875,000 shares of our common stock were subscribed for aggregate gross proceeds of $1,117,500 (which includes $100,000 of proceeds that the Company expects to receive by May 17, 2011). We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies.  However, for the period from our inception through March 31, 2011, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period.  We will continue to refine our technologies for commercialization during fiscal 2011.  However, until commercialization of such technologies, we plan to continue to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing technologies, and through the use of proceeds from the foregoing private placement.  As of May 6, 2011, we have five active consulting contracts with respect to which we expect to perform and generate up to $753,190 in revenues in fiscal 2011.

Some of these consulting contracts are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract.  With respect to entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance.  To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period.  Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of May 6, 2011, nor have we ever had a credit facility since our inception.

Based on the funds we have on May 6, 2011 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2011.  Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

 ITEM 4.  CONTROLS AND PROCEDURES.

Our management, including our chief executive officer and treasurer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.  The foregoing conclusion is based, in part, on the fact that we are a small public company in the development stage of our business, with limited revenues and employees.  Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

 ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

 ITEM 1A.   RISK FACTORS.

Information regarding risk factors appears under “Risk Factors” included in Item 1A, Part I, and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2010.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 6, 2011 we issued an aggregate of 1,100,000 shares of the Company’s common stock to two consultants as non-cash compensation for services rendered valued at $22,000 or $0.02 per share. These securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable

 ITEM 4.  REMOVED AND RESERVED.

 ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011.
10.2	Form of Subscription Agreement between participants in April 2011 private placement and Sigma Labs, Inc.
10.3	Placement Agent Agreement dated February 9, 2011 between Hudson Valley Capital Management Corp. and Sigma Labs, Inc.
10.4	Form of Warrant issued to placement agent in April 2011 private placement to purchase shares of common stock of Sigma Labs, Inc.
31.1	Rule 13a-14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 16, 2011	By:	/s/ Richard Mah
Richard Mah
Chief Executive Officer (Principal Executive Officer)

May 16, 2011	By:	/s/ James Stout
James Stout
Chairman of the Board and Treasurer (Principal Accounting Officer)