Form 10-Q
period 2011-06-30
SIGMA LABS, INC.
filed 2011-08-12
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-2783-S

Sigma Labs, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0404220
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 5, 2011, the issuer had 394,667,400 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended June 30, 2011

FORM 10-Q

TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Consolidated Balance Sheets
June 30, 2011

	June 30, 2011	December 31, 2010
	Unaudited	Audited

ASSETS
Current Assets
Cash	$1,008,100	$226,268
Accounts Receivable	64,930	180,855
Other Assets	1,440	370
Total Current Assets	1,074,470	407,493

Fixed Assets (Net)
Furniture and Equipment	42,348	42,778
Patents	24,578	25,083
Total Fixed Assets	66,926	67,861

TOTAL ASSETS	$1,141,396	$475,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	112,255	44,996
Total Current Liabilities	112,255	44,996

TOTAL LIABILITIES	112,255	44,996

Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;
0 issued and outstanding	-	-
Common Stock, $0.001 par value; 750,000,000 shares authorized;
313,067,400 shares issued and outstanding	-	313,067
394,667,400 shares issued and outstanding	394,667	-
Additional Paid-In Capital	1,983,902	539,237
Retained Earnings (Deficit)	(1,349,428)	(421,946)
Total Stockholders' Equity	1,029,141	430,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,141,396	$475,354

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Unaudited Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INCOME
Services	$243,474	$34,380	$300,513	$34,380
Total Revenue	243,474	34,380	300,513	34,380

COST OF SERVICE REVENUE	114,607	30,462	151,602	30,462

GROSS PROFIT	128,867	3,918	148,911	3,918

EXPENSES
General & Administration	214,228	120,675	307,695	164,618
Payroll Expense	202,683	74,582	369,228	74,582
Non-cash Compensation	400,000	-	400,000	-
Total Expenses	816,911	195,257	1,076,923	239,200

OTHER INCOME (EXPENSE)
Interest Income	530	-	530	-
Sale of Asset	-	5,000	-	5000
Interest Expense	-	-	-	(8,000)
	530	5,000	530	(3,000)

NET INCOME (LOSS) BEFORE INCOME TAXES	(687,514)	(186,339)	(927,482)	(238,282)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(687,514)	$(186,339)	$(927,482)	$(238,282)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding
Basic and Diluted	377,605,586	27,857,143	346,061,737	28,487,586

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Unaudited Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES
Net Income (Loss)	$(927,482)	$(238,282)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	505	211
Depreciation	9,333	3,889
Stock Compensation	514,500	-
Gain on Sale of Asset	-	(5,000)
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	115,926	(14,086)
(Increase) in Other Assets	(1,070)	-
(Decrease) Increase in Accounts Payable	67,259	28,590
Increase In Accrued Interest	-	7,000
Increase in Accrued Expenses	-	785
NET CASH (USED) BY OPERATING ACTIVITIES	(221,029)	(216,893)

INVESTING ACTIVITIES
Proceeds from Sale of Asset	-	5,000
Purchase of Furniture and Equipment	(8,904)	(56,000)
Purchase of Patent	-	(25,800)
NET CASH (USED) BY INVESTING ACTIVITIES	(8,904)	(76,800)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscription	1,011,765	-
Proceeds from Sale of Common Stock	-	31,304
Increase in Convertible Notes Payable	-	300,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,011,765	331,304

NET CASH INCREASE FOR PERIOD	781,832	37,611

CASH AT BEGINNING OF PERIOD	226,268	-

CASH AT END OF PERIOD	$1,008,100	$37,611

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$1,000
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
For the six months ended June 30, 2011
5,725,000 shares of common stock issued for consulting services at $0.02 per share
20,000,000 shares of common stock issued for employee equity plan @ $0.02 per share
The Company issued 7,931,250 warrants valued at $158,625 as a stock offering cost.

For the six months ended June 30, 2010
None

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

Principles of Consolidation – The consolidated financial statements for June 30, 2011 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc.  All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at June 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2011.  All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at June 30, 2011 is $0.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2011-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 – Capital Stock

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.

On September 13, 2010 the Company closed a share exchange transaction (the “Reorganization”) with the shareholders of B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), which resulted in B6 Sigma becoming a wholly-owned subsidiary of the Company.  Each share of B6 Sigma, Inc. common stock outstanding as at the closing of the Reorganization was exchanged for 6.67 shares of the Company’s common stock.  At the closing, B6 Sigma, Inc. also acquired and cancelled 110,700,000 (post-split) shares of the Company’s common stock from three shareholders for the sum of $195,000.  Upon the closing of the Reorganization, the Company ceased to be a “Shell” company (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended).  As a condition to the closing of the reorganization, B6 Sigma, Inc. also closed a private offering of $1,000,000 of its common stock contemporaneously with the closing of the reorganization, which included the conversion of $300,000 of previously issued convertible notes by B6 Sigma, Inc. into the private offering of common stock.

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

On January 6, 2011, the Company issued an aggregate of 1,100,000 shares of the Company’s common stock to two consultants as noncash compensation for services rendered valued at $22,000 or $0.02 per share.

In January 2011, the Company commenced a private offering of up to 75,000,000 shares of common stock, $0.001 par value per share, at an issue price of $0.02 per share of common stock.  On April 15, 2011, the Company closed the private offering, pursuant to which the Company issued 55,875,000 shares of the Company’s common stock.

Hudson Valley Capital Management Corp. (“Hudson”) acted as placement agent and received a total of $105,735 in commissions.  The Company also issued to Hudson in connection with the offering five year warrants to purchase up to 7,931,250 shares of the Company’s common stock.  Such warrants have an exercise price of $0.025 per share and are valued at $158,625.  The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital.

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

In April 2011, the Company issued an aggregate of 3,625,000 shares of the Company’s common stock to one consultant and two professionals as noncash compensation for services rendered to the Company, which services were valued at $72,500 or $0.02 per share.

On May 16, 2011, the Company issued 1,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services rendered valued at $20,000 or $0.02 per share.

During April, 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the Equity Incentive Plan.  Such shares are valued at $400,000 or $0.02 per share.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value.  As of the date of this Quarterly Report on Form 10-Q, the Company has not issued any shares of preferred stock.

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

The Company has available at June 30, 2011, unused operating loss carryforwards of approximately $1,277,395, which may be applied against future taxable income and which expire in various years through 2031.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards (approximately $191,600) at June 30, 2011 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $103,100 for the period ended June 30, 2011.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended June 30, 2011 and June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss from continuing operations available to Common stockholders	$(687,514)	$(186,339)	$(927,482)	$(238,282)

Weighted average number of common shares Outstanding used in loss per share during the Period	377,605,586	27,857,143	346,061,737	28,487,586

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased used and depreciated over a three-year period, less accumulated depreciation, as of June 30, 2011 and December 31, 2010:

Furniture and Fixtures	$64,904	$56,000
Less: Accumulated Depreciation	(22,556)	(13,222)
Net Property and Equipment	$42,348	$42,778

Depreciation expense on property and equipment was $9,333 and $3,889 for the period ended June 30, 2011 and 2010.

NOTE 7 – Patents

The following is a summary of patents less accumulated amortization as of June 30, 2011 and December 31, 2010:

Patents	$25,800	$25,800
Less: Accumulated Amortization	(1,222)	(717)
Net Patents	$24,578	$25,083

Amortization expense on patents was $505 and $211 for the period ended June 30, 2011 and 2010.

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office space under operating leases.  Expense relating to these operating leases was $9,800 for the period ended June 30, 2011.  There are no future minimum lease payments required under operating leases at June 30, 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introductory Comment

Our predecessor, Framewaves, Inc., a Nevada corporation (“Framewaves”), was incorporated in December 1985 as “Messidor Limited.” In December 2000, Messidor Limited’s shareholders approved a name change to “Framewaves, Inc.” Framewaves was a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) immediately prior to the September 2010 Reorganization (the “Reorganization”) with no ongoing operations, and was focused on seeking a business opportunity.  See further discussion of the Reorganization under “The Reorganization” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  Four members of our current management team worked together at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma.  On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which Framewaves acquired all of the issued and outstanding shares of B6 Sigma.  Following the closing of the transactions contemplated by the share exchange agreement, B6 Sigma became our wholly owned subsidiary and its operations now comprise our sole business activity.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, the term “Framewaves” refers to our predecessor shell-entity prior to consummation of the Reorganization; the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc. (f/k/a Framewaves, Inc.), together with B6 Sigma, Inc., our wholly owned subsidiary following completion of the Reorganization.

Overview of Business

B6 Sigma is an early-stage company that specializes in the development and commercialization of novel manufacturing and materials technology solutions.  Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma.  The assets acquired include equipment, contracts, licenses and intellectual property relating to our primary manufacturing solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®.  See further discussion of our IPQA® technology under “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that our IPQA® techecnology will redefine conventional manufacturing practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality assurance processes.  Further, we expect the materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations.  For instance, we are working with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS,” the goal of which is to reduce the weight of munitions without a loss of effectiveness.  This technology could have significant applications for munitions designed specifically for drones and similar unmanned aircrafts.  We are also developing technology to improve the “heal time” of nano-based dental implants.

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

We anticipate that our primary business focus will continue to be in the (i) deployment and implementation of our IPQA® technology to all appropriate manufacturing businesses, and (ii) development and commercialization of additional breakthrough technologies and innovations in the materials and manufacturing sciences.  We will continue to expand our operations in this regard, including investigating additional opportunities for applications of our technology as well as undertaking further development efforts towards the commercialization of various technologies we have identified.

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

Results of Operations

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations.  However, our target technologies remain under development, and we presently make no sales of these technologies.  During the three months and six months ended June 30, 2011, we recognized revenues of $243,474 and $300,513, respectively, which revenues were primarily generated from engineering consulting services we provided to third parties during these periods, as compared to $34,380 of revenues for the three months and six months ended June 30, 2010.  B6 Sigma was formed February 5, 2010 and had not yet generated revenue from services rendered or from other sources from that date through March 31, 2010.

Our general and administrative expenses for the three and six months ended June 30, 2011, were $214,228 and $307,695, respectively, as compared to $120,675 and $164,618, respectively, for the same periods in 2010.  Our payroll expenses for the three and six months ended June 30, 2011, were $202,683 and $369,228, respectively, as compared to $74,582 and $74,582 for the same periods in 2010.  Our expenses relating to non-cash compensation for the three and six months ended June 30, 2011 were $400,000, as compared to $0 for the corresponding period in 2010.

General and administrative expenses principally include organizational expenses and professional fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to legal and accounting fees.  The net increase in general and administrative expenses, payroll expenses and non-cash compensation expenses from the three and six months ended June 30, 2011 to the same period in 2010 is principally the result of increased outside services costs, payroll obligations and incentive compensation associated with our growing operations; and for the purpose of growing the same.  During the three months ended June 30, 2011, the Company incurred $400,000 of non-cash compensation expenses, resulting from the Company’s April 2011 issuance, to five employees, of an aggregate of 20,000,000 shares of Company common stock, subject to restrictions, pursuant to the Company’s 2011 Equity Incentive Plan.

We expect our general and administrative expenses to increase significantly for the remainder of 2011, as we continue to actively pursue our business plans and increase our operations and marketing.  Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three and six months ended June 30, 2011 increased substantially over the prior year and totaled $687,514 and $927,482, respectively, as compared to $186,339 and $238,282, respectively, for the same periods in 2010.  This increase is primarily the result of the increased general and administrative expenses, payroll expenses and non-cash compensation expenses related to our increased operations.

Liquidity and Capital Resources

As of June 30, 2011, we had $1,008,100 in cash and had a working capital surplus of $ 962,215, as compared with $226,268 in cash and a working capital surplus of $362,497 as of December 31, 2010.  Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of our common stock, for aggregate net proceeds of $1,011,765.  We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies.  However, for the period from our inception through June 30, 2011, we generated revenues and financed our operations primarily from engineering consulting services that we provided during this period and through sales of our common stock.

We will continue to refine our technologies for commercialization during fiscal 2011.  However, until commercialization of such technologies, we plan to continue to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing technologies, and through the use of proceeds from sales of our securities.  As of August 5, 2011, we have five active consulting contracts with respect to which we expect to perform and generate up to $239,604 in revenues for the balance of 2011.

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

We have no credit lines or facilities as of August 5, 2011, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 5, 2011 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2011. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

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

PART II

 ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

 ITEM 1A.   RISK FACTORS.

Not applicable.

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2011, we issued 1,000,000 shares of the Company’s common stock to a consultant as non-cash compensation for services rendered valued at $20,000 or $0.02 per share.  These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

3.1
Amended and Restated Articles of Incorporation of the Company, as filed with the Nevada Secretary of State on September 7, 2010 (Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 17, 2010, and incorporated herein by reference).

3.2
Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011. (Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 1, 2011, and incorporated herein by reference.)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

August 10, 2011	By: /s/ Richard Mah Richard Mah Chief Executive Officer (Principal Executive Officer)

August 10, 2011	By: /s/ James Stout James Stout Chairman of the Board and Treasurer (Principal Accounting Officer)