Form 10-Q
period 2011-09-30
SIGMA LABS, INC.
filed 2011-11-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2011, the issuer had 394,667,400 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended September 30, 2011

FORM 10-Q

i

PART I

ITEM 1.  FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	Unaudited	Audited

ASSETS
Current Assets
Cash	$939,091	$226,268
Accounts Receivable	84,960	180,855
Other Assets	-	370
Total Current Assets	1,024,051	407,493

Fixed Assets (Net)
Furniture and Equipment	37,064	42,778
Patents	24,223	25,083
Total Fixed Assets	61,287	67,861

TOTAL ASSETS	$1,085,338	$475,354

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	63,651	44,996
Salaries Payable	29,335	-
Total Current Liabilities	92,986	44,996

TOTAL LIABILITIES	92,986	44,996

Stockholders' Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized;	-	-
0 shares issued and outstanding
Common Stock, $0.001 par value; 750,000,000 shares authorized;
313,067,400 shares issued and outstanding	-	313,067
394,667,400 shares issued and outstanding	394,667	-
Additional Paid-In Capital	1,983,902	539,237
Retained Earnings (Deficit)	(1,386,217)	(421,946)
Total Stockholders' Equity	992,352	430,358

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,085,338	$475,354

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Unaudited Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INCOME
Services	$369,613	$243,936	$670,126	$276,436
Total Revenue	369,613	243,936	670,126	276,436

COST OF SERVICE REVENUE	22,042	116,094	173,644	116,094

GROSS PROFIT	347,571	127,842	496,482	160,342

EXPENSES
General & Administration	252,111	84,290	559,806	284,409
Payroll Expense	132,699	101,359	501,927	169,022
Non-cash Compensation	-	-	400,000	-
Total Expenses	384,810	185,649	1,461,733	453,431

OTHER INCOME (EXPENSE)
Interest Income	450	-	980	-
Sale of Asset	-	-	-	5,000
Interest Expense	-	(9,000)	-	(17,000)
Total Other Income (Expense)	450	(9,000)	980	(12,000)

NET INCOME (LOSS) BEFORE INCOME TAXES	(36,789)	(66,807)	(964,271)	(305,089)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(36,789)	$(66,807)	$(964,271)	$(305,089)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	394,667,400	211,239,698	362,425,550	198,252,856

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net Income (Loss)	$(964,271)	$(305,089)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	860	463
Depreciation	14,618	8,555
Stock Compensation	514,500	-
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	95,895	(22,223)
(Increase) in Other Assets	370	-
(Decrease) Increase in Accounts Payable	18,656	105,651
Increase In Accrued Expenses	29,334	-
NET CASH (USED) BY OPERATING ACTIVITIES	(290,038)	(212,643)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(8,904)	(56,000)
Purchase of Patent	-	(25,800)
NET CASH (USED) BY INVESTING ACTIVITIES	(8,904)	(81,800)

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	1,011,765	1,047,304
Cash Paid in Reorganization	-	(195,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,011,765	852,304

NET CASH INCREASE FOR PERIOD	712,823	557,861

CASH AT BEGINNING OF PERIOD	226,268	-

CASH AT END OF PERIOD	$939,091	$557,861

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$1,000
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities
For the nine months ended September 30, 2011
5,725,000 shares of common stock issued for consulting services at $0.02 per share
20,000,000 shares of common stock issued for employee equity plan at $0.02 per share
The Company issued 7,931,250 warrants valued at $158,625 as a stock offering cost.

For the nine months ended September 30, 2010
None

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and  cash flows at September 30, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Management suggests these condensed financial statements be read in conjunction with the December 31, 2010 audited financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for September 30, 2011 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc.  All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at September 30, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2011.  All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at September 30, 2011 is $0.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU NO. 2011-09 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Hudson Valley Capital Management Corp. (“Hudson”) acted as placement agent and received a total of $105,735 in commissions.  The Company also issued to Hudson in connection with the offering five year warrants to purchase up to 7,931,250 shares of the Company’s common stock.  Such warrants have an exercise price of $0.025 per share and are valued at $158,625.  As of September 30, 2011 none of the warrants have been exercised.  The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital.   Net proceeds from the sale of stock were $1,011,765.

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

The Company has available at September 30, 2011, unused operating loss carryforwards of approximately $1,316,770, which may be applied against future taxable income and which expire in various years through 2031.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards (approximately $197,515) at September 30, 2011 and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in the valuation allowance is approximately $145,215 for the nine months ended September 30, 2011.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended September 30, 2011 and September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss from continuing Operations available to Common stockholders	$(36,789)	$(66,807)	$(964,271)	$(305,089)

Weighted average number of common shares Outstanding used in loss per share during the Period	394,667,400	211,239,698	362,425,550	198,252,856

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of June 30, 2011 and December 31, 2010:

Furniture and Fixtures	$64,904	$56,000
Less: Accumulated Depreciation	(27,840)	(13,222)
Net Property and Equipment	$37,064	$42,778

Depreciation expense on property and equipment was $14,618 and $8,555 for the period ended September 30, 2011 and 2010.

NOTE 7 – Patents

The following is a summary of patents less accumulated amortization as of September 30, 2011 and December 31, 2010:

Patents	$25,800	$25,800
Less: Accumulated Amortization	(1,577)	(717)
Net Patents	$24,223	$25,083

Amortization expense on patents was $860 and $463 for the period ended September 30, 2011 and 2010.

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office space under operating leases.  Expense relating to these operating leases was $15,680 for the period ended September 30, 2011.  There are no future minimum lease payments required under operating leases at September 30, 2011.

NOTE 9 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing.  All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date.  We assume no obligation to update any Forward-Looking Statement.  In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology.  Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements.  Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission.  All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.  Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and elsewhere in this report.

Introductory Comment

Our predecessor, Framewaves, Inc., a Nevada corporation (“Framewaves”), was incorporated in December 1985 as “Messidor Limited.” In December 2000, Messidor Limited’s shareholders approved a name change to “Framewaves, Inc.” Framewaves was a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) immediately prior to the September 2010 Reorganization (the “Reorganization”) with no ongoing operations, and was focused on seeking a business opportunity.  See further discussion of the Reorganization under the caption “The Reorganization” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview of Business

B6 Sigma is an early-stage company that specializes in the development and commercialization of novel manufacturing and materials technology solutions.  Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma.  The assets acquired include equipment, contracts, licenses and intellectual property relating to our primary manufacturing solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®.  See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

We believe that our IPQA® technology will redefine conventional manufacturing practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality assurance processes.  Further, we expect the materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations.  For instance, we are working with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS,” the goal of which is to reduce the weight of munitions without a loss of effectiveness.  This technology could have significant applications for munitions designed specifically for drones and similar unmanned aircrafts.  We are also developing technology to improve the “heal time” of surface engineered dental implants.

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

Results of Operations

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations.  However, our target technologies remain under development, and we presently make no sales of these technologies.  During the three months and nine months ended September 30, 2011, we recognized revenues of $369,613 and $670,126, respectively, which revenues were primarily generated from engineering consulting services we provided to third parties during these periods, as compared to $243,936 and $276,436 of revenues for the same periods in 2010.  B6 Sigma was formed February 5, 2010 and had not yet generated revenue from services rendered or from other sources from that date through March 31, 2010.

Our general and administrative expenses for the three and nine months ended September 30, 2011, were $252,111 and $559,806, respectively, as compared to $84,290 and $284,409, respectively, for the same periods in 2010.  Our payroll expenses for the three and nine months ended September 30, 2011, were $132,699 and $501,927, respectively, as compared to $101,359 and $169,022 for the same periods in 2010.  Our expenses relating to non-cash compensation for the three and nine months ended September 30, 2011 were $0 and $400,000, respectively, as compared to $0 for the corresponding periods in 2010.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees.  The net increase in general and administrative expenses, payroll expenses and non-cash compensation expenses from the three and nine months ended September 30, 2011 to the same period in 2010 is principally the result of increased outside services costs, payroll obligations and incentive compensation associated with our growing operations, and for the purpose of expanding the same.  During the nine months ended September 30, 2011, the Company incurred $400,000 of non-cash compensation expenses, resulting from the Company’s April 2011 issuance, to five employees, of an aggregate of 20,000,000 shares of Company common stock, subject to restrictions, pursuant to the Company’s 2011 Equity Incentive Plan.

We expect our general and administrative expenses to increase significantly for the remainder of 2011, as we continue to actively pursue our business plans and increase our operations and marketing.  Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three and nine months ended September 30, 2011 increased overall and totaled $36,789 and $964,271, respectively, as compared to $66,807 and $305,089, respectively, for the same periods in 2010.  This increase for the nine months ended September 30, 2011 is primarily the result of the increased general and administrative expenses, payroll expenses and non-cash compensation expenses related to our increased operations.  For example, the Company incurred $400,000 of non-cash compensation expenses in April 2011 in connection with the issuance to Company employees of shares of Company common stock, as compared to no such expenses for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had $939,091 in cash and had a working capital surplus of $931,065, as compared with $226,268 in cash and a working capital surplus of $ 362,497 as of December 31, 2010.  Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of our common stock, for aggregate net proceeds of $1,011,765.  We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies.  However, for the period from our inception through September 30, 2011, we generated revenues and financed our operations primarily from engineering consulting services that we provided during this period and through sales of our common stock.

We will continue to refine our technologies for commercialization during fiscal 2011.  However, until commercialization of such technologies, we plan to continue to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing technologies, and through the use of proceeds from sales of our securities.  As of November 7, 2011, we have five active consulting contracts with respect to which we expect to perform and generate up to $143,103 in revenues for the balance of 2011.

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

We have no credit lines or facilities as of November 7, 2011, nor have we ever had a credit facility since our inception.  We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of November 7, 2011 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2011.  Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

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

Not applicable.

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

SIGMA LABS, INC.

November 14, 2011	By:	/s/ Richard Mah
Richard Mah
Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ James Stout
James Stout
Chairman of the Board and Treasurer (Principal Accounting Officer)