Form 10-Q
period 2012-03-31
SIGMA LABS, INC.
filed 2012-05-15
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2012, the issuer had 429,667,400 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2012

FORM 10-Q

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$516,690	$653,113
Accounts Receivable, net	97,730	263,973
Prepaid Assets	13,303	28,195
Total Current Assets	627,723	945,281

Furniture and Equipment, net	26,194	31,674

Noncurrent Assets
Intangible Assets, net	277,154	299,241
Total Noncurrent Assets	277,154	299,241

TOTAL ASSETS	$931,071	$1,276,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$63,307	$153,852
Accrued Expenses	20,665	20,850
Total Current Liabilities	83,972	174,702

TOTAL LIABILITIES	83,972	174,702

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
429,667,400 shares issued and outstanding	429,667	429,667
Additional Paid-In Capital	2,299,244	2,298,902
Deferred Compensation	(295,000)	(295,000)
Retained Earnings (Deficit)	(1,586,812)	(1,332,075)
Total Stockholders' Equity	847,099	1,101,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$931,071	$1,276,196

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2012 and 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

INCOME
Services	$86,092	$57,039
Total Revenue	86,092	57,039

COST OF SERVICE REVENUE	85,816	17,181

GROSS PROFIT	276	39,858

EXPENSES
General & Administration	131,434	118,074
Payroll Expense	123,490	139,752
Non-cash Stock Compensation	-	22,000
Total Expenses	254,924	279,826

OTHER INCOME (EXPENSE)
Interest Income	-	-
Interest Expense	(89)	-
Total Other Income (Expense)	(89)	-

INCOME (LOSS) BEFORE INCOME TAXES	(254,737)	(239,968)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(254,737)	$(239,968)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	429,667,400	314,118,511

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012 and 2011

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

OPERATING ACTIVITIES
Net Income (Loss)	$(254,737)	$(239,968)
Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	22,087	253
Depreciation	5,480	4,667
Stock Compensation	-	22,000
Non-cash Expense	-	-
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	166,243	175,971
(Increase) in Prepaid Assets	14,892	(495)
(Decrease) Increase in Accounts Payable	(90,545)	(9,116)
Increase In Accrued Expenses	(185)	-
NET CASH (USED) BY OPERATING ACTIVITIES	(136,765)	(46,688)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Contributions	342	-
Net Proceeds from Sale of Common Stock	-	682,500
Cash Acquired (Paid) in Reorganization	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	342	682,500

NET CASH INCREASE FOR PERIOD	(136,423)	635,812

CASH AT BEGINNING OF PERIOD	653,113	226,268

CASH AT END OF PERIOD	$516,690	$862,080

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2012
None

For the three months ended March 31, 2011
1,100,000 shares issued for consulting services at $0.02 per share

The accompanying notes are an integral part of these consolidated financial statements

SIGMA LABS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Sumner is a small business with a broad spectrum of scientific disciplines that provides consulting services to the public sector, especially with regard to emerging technologies, alternative applications of established technologies, and assessment of development and maintenance programs for strategic technologies. The Company’s principal product is scientific and technological knowledge, gained through academic discipline, research activities and application experience. Sumner, formed in 1985, expanded in 1993 with the addition of retired senior scientists and technical managers from the Los Alamos National Laboratory. The Company offers consulting services that are based on sound science, an unprejudiced perspective and multi-disciplined capabilities at reasonable rates. Sumner holds ongoing contracts with government agencies that provide a framework of audited fees and burden, as well as appropriate levels of security clearance. Major clients include the State Department, the Department of Defense, the Department of Energy, various military services and affiliated agencies, the National Laboratories, and contractors to these organizations.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for March 31, 2012 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at March 31, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2012 and 2011 or December 31, 2011. All tax years starting with 2008 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at March 31, 2012 and December 31, 2011 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2012 or the year ended December 31, 2011.

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

NOTE 2 – Capital Stock

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At March 31, 2012 and December 31, 2011, there were 429,667,400 shares issued and outstanding.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2012 and December 31, 2011.

NOTE 3 – Going Concern

The Company has sustained losses since its inception. The ability of the Company to continue as a going concern is dependent on expanding income opportunities. Management anticipates that additional contracts and their recent business acquisitions will allow the Company to achieve profitable operations. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended March 31, 2012 and 2011:

	3 Months Ending
	03-31-12	03-31-11

Loss from continuing
Operations available to
Common stockholders (numerator)	$(254,737)	$(239,968)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	429,667,400	314,118,511

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5 – Acquisition of Sumner and La Mancha

On December 31, 2011, Sigma Labs acquired 100% of the issued and outstanding common stock of Sumner and La Mancha Company, both companies with services which complement its own. Proforma information related to the acquisition for the periods ending in 2011 is as follows:

Revenues and earnings:

The following unaudited pro forma summary presents the consolidated results of operations of the combined entities as if the business acquisition had occurred at the beginning of the year on January 1, 2011:

Three months ended
03-31-2011

Total Revenues (unaudited)	$291,661

Net Income (Loss) (unaudited)	$(235,092)

Earnings (Loss) per share	$(0.00)

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as noted below.

Subsequent to the balance sheet date 7,000,000 shares of unvested common stock valued at $140,000 (included in deferred compensation at the balance sheet date) was cancelled or forfeited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and elsewhere in this report.

Introductory Comment

Our predecessor, Framewaves, Inc., a Nevada corporation, was incorporated in December 1985 as “Messidor Limited.” In December 2000, Messidor Limited’s shareholders approved a name change to “Framewaves, Inc.” Framewaves, Inc. was a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) immediately prior to the September 2010 Reorganization (the “Reorganization”) with no ongoing operations, and was focused on seeking a business opportunity. See further discussion of the Reorganization under the caption “The Reorganization” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On December 31, 2011, the Company completed its acquisition of Sumner & Lawrence Limited (dba Sumner Associates) ("Sumner") and La Mancha Company ("La Mancha"), New Mexico corporations incorporated in 1985 and 1982, respectively, under an Exchange Agreement and Plan of Reorganization dated as of December 10, 2011.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; the terms "Sumner" and "La Mancha" refer to Sumner & Lawrence Limited (dba Sumner Associates) and La Mancha Company, New Mexico corporations; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc. (f/k/a Framewaves, Inc.), together with B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company, our wholly owned subsidiaries.

Overview of Business

B6 Sigma is a company that specializes in the development and commercialization of novel manufacturing and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology. See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies.  During the three months ended March 31, 2012, we recognized revenues of $86,092, as compared to $57,039 in revenues that we generated during the same period in 2011. The revenues we generated during the three months ended March 31, 2012 and 2011 were primarily generated from consulting services we provided to third parties during these periods.

Our general and administrative expenses for the three months ended March 31, 2012 were $131,434, as compared to $118,074 for the same period in 2011. Our payroll expenses for the three months ended March 31, 2012 were $123,490, as compared to $139,752 for the same period in 2011.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses for the three months ended March 31, 2012 as compared to the same period in 2011 is principally the result of increased outside services costs associated with our growing operations, and for the purpose of expanding the same. The net decrease in payroll expenses for the three months ended March 31, 2012 as compared to the same period in 2011 is principally the result of the voluntarily reduction by the executive officers of Sigma Labs of their respective salaries.

We expect our general and administrative expenses to increase significantly for the remainder of 2012, as a result of our acquisition of Sumner and La Mancha and as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three months ended March 31, 2012 increased overall and totaled $254,737, as compared to $239,968 for the same period in 2011. This increase is primarily the result of our increased cost of service revenue, which was $85,816 for the three months ended March 31, 2012, as compared to $17,181 for the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $516,690 in cash and had a working capital surplus of $543,751, as compared with $653,113 in cash and a working capital surplus of $ 770,579 as of December 31, 2011. Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of Sigma Labs common stock, for aggregate net proceeds of $1,011,765. We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through March 31, 2012, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We believe that our continued development in fiscal 2011 of our IPQA® and munitions technologies will enable us to commercialize these technologies in the remainder of 2012. We will continue to refine those and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2012. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality technologies, and through the use of proceeds from sales of our securities.

We also expect our revenues to increase on a consolidated basis as a result of consulting contracts that we have. As of May 3, 2012, B6 Sigma has one active consulting contract with respect to which we expect to perform and generate up to $141,848 in revenues in fiscal 2012. As of May 3, 2012, Sumner has three active consulting contracts, which Sumner expects to perform and generate up to $582,000 of revenues in fiscal 2012. La Mancha has no active consulting contracts.

Some of the these consulting contracts are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of May 3, 2012, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of May 3, 2012 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2012. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

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

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the early stage of our business, with limited revenues and employees. Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Lease, dated March 1, 2012, between Sigma Labs, Inc. and Russ Hedrick dba Hedrick Group LLC (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference).

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

SIGMA LABS, INC.

Date: May 15, 2012	By:	/s/ Richard Mah
Richard Mah
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ James Stout
James Stout
Chairman of the Board and Treasurer (Principal Accounting Officer)

