Form 10-Q
period 2012-06-30
SIGMA LABS, INC.
filed 2012-08-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 8, 2012, the issuer had 427,667,400 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended June 30, 2012

FORM 10-Q

TABLE OF CONTENTS [PRINTER TO FILL IN PAGE #S]

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$303,948	$653,113
Accounts Receivable, net	97,771	263,973
Prepaid Assets	8,049	28,195
Total Current Assets	409,768	945,281

Furniture and Equipment, net	20,714	31,674

Noncurrent Assets
Intangible Assets, net	255,067	299,241
Total Noncurrent Assets	255,067	299,241

TOTAL ASSETS	$685,549	$1,276,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$79,090	$153,852
Accrued Expenses	14,271	20,850
Total Current Liabilities	93,361	174,702

TOTAL LIABILITIES	93,361	174,702

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
427,667,400 and 429,667,400 shares issued
and outstanding, respectively	427,667	429,667
Additional Paid-In Capital	2,211,244	2,298,902
Deferred Compensation	(80,000)	(295,000)
Retained Earnings (Deficit)	(1,966,723)	(1,332,075)
Total Stockholders' Equity	592,188	1,101,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$685,549	$1,276,196

 The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		(Restated)		(Restated)
INCOME
Services	$107,633	$243,474	$193,725	$300,513
Total Revenue	107,633	243,474	193,725	300,513

COST OF SERVICE REVENUE	88,745	114,607	174,561	151,602

GROSS PROFIT	18,888	128,867	19,164	148,911

EXPENSES
General & Administration	196,155	214,228	327,589	307,695
Payroll Expense	78,009	202,683	201,499	369,228
Non-cash Stock Compensation	125,000	97,000	125,000	97,000
Total Expenses	399,164	513,911	654,088	773,923

OTHER INCOME (EXPENSE)
Interest Income	390	530	390	530
Interest Expense	(25)	-	(114)	-
Total Other Income (Expense)	365	530	276	530

INCOME (LOSS) BEFORE INCOME TAXES	(379,911)	(384,514)	(634,648)	(624,482)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(379,911)	$(384,514)	$(634,648)	$(624,482)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	426,469,598	377,605,586	428,068,499	346,061,737

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
		(Restated)
OPERATING ACTIVITIES
Net Income (Loss)	$(634,648)	$(624,482)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	44,174	505
Depreciation	10,960	9,333
Stock Compensation	125,000	211,500
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	166,202	115,926
(Increase) in Prepaid Assets	20,146	(1,070)
(Decrease) Increase in Accounts Payable	(74,762)	67,259
Increase In Accrued Expenses	(6,579)	-
NET CASH (USED) BY OPERATING ACTIVITIES	(349,507)	(221,029)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	(8,904)
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	(8,904)

FINANCING ACTIVITIES
Contributions	342	-
Proceeds from Sale of Stock Subscription	-	1,011,765
Net Proceeds from Sale of Common Stock	-	-
Cash Acquired (Paid) in Reorganization	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	342	1,011,765

NET CASH INCREASE FOR PERIOD	(349,165)	781,832

CASH AT BEGINNING OF PERIOD	653,113	226,268

CASH AT END OF PERIOD	$303,948	$1,008,100

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$114	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2012

5,000,000 shares of common stock issued for consulting services at $0.01 per share

7,000,000 unvested shares of common stock were cancelled, and deferred compensation was reduced by $140,000, or $0.02 per share

3,750,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $75,000

For the six months ended June 30, 2011

5,725,000 shares of common stock issued for consulting services at $0.02 per share

20,000,000 shares of common stock issued for employee equity plan at $0.02 per share

The Company issued $7,931,250 warrants valued at $158,625 as a stock offering cost

The accompanying notes are an integral part of these consolidated financial statements

SIGMA LABS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for June 30, 2012 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner Associates, Inc. and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at June 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2012 and 2011 or December 31, 2011. All tax years starting with 2008 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at June 30, 2012 and December 31, 2011 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the six months ended June 30, 2012 or the year ended December 31, 2011.

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

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2012-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements include stock options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505, “Equity Based Payments to Non-Employees.” In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

NOTE 2 – Capital Stock

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At June 30, 2012 and December 31, 2011, there were 427,667,400 and 429,667,400 shares issued and outstanding, respectively.

During the six months ended June 30, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) was cancelled or forfeited.

On June 7, 2012, the Company issued 5,000,000 shares of the Company’s common stock to two consultants as noncash compensation for services rendered valued at $50,000 or $0.01 per share.

During the six months ended June 30, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and was recorded to expense and as a reduction to deferred compensation.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at June 30, 2012 and December 31, 2011.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended June 30, 2012 and 2011:

	3 Months Ending		6 Months Ending
	06-30-12	06-30-11	06-30-12	06-30-11

Loss from continuing
Operations available to
Common stockholders (numerator)	$(379,911)	$(384,514)	$(634,648)	$(624,482)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	426,469,598	377,605,586	428,068,499	346,061,737

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

Revenues and earnings:

The following unaudited pro forma summary presents the consolidated results of operations of the combined entities as if the business acquisition had occurred at the beginning of the year on January 1, 2011:

	3 months ended	6 months ended
	06-30-11	06-30-11

Total Revenues (unaudited)	$507,464	$799,125

Net Income (Loss) (unaudited)	$(754,479)	$(989,571)

Earnings (Loss) per share	$(0.00)	$(0.00)

NOTE 6 – Restatement

The Company has restated its financial statements for the quarterly period ended June 30, 2011. The significant changes made are further described and summarized below.

During April 2011 the Company issued an aggregate of 20,000,000 shares of restricted common stock as compensation to 5-employees pursuant to the company's 2011 Equity Incentive Plan and recorded an expense of $400,000. However, only an aggregate of 4,850,000 shares of the total shares, valued at $97,000, had vested as of June 30, 2011, resulting in an overstatement of non-cash expenses of $303,000. Thus our net loss reported was also overstated by $303,000.

The following tables highlight the significant areas of change:

	Three Months Ended June 30, 2011

	As Previously
	Reported	Restated
	June 30,	June 30,
	2011	2011	Change

Total Assets	$1,141,396	$1,141,396	$-
Total Liabilities	$(112,255)	$(112,255)	$-
Stockholders' Equity	$1,029,141	$1,029,141	$-
Net Income (Loss)	$(687,514)	$(384,514)	$(303,000)
Income (Loss) available to common stockholders	$(687,514)	$(384,514)	$(303,000)
Basic Loss per share	$(0.00)	$(0.00)	$(0.00)

	Six Months Ended June 30, 2011

	As Previously
	Reported	Restated
	June 30,	June 30,
	2011	2011	Change

Total Assets	$1,141,396	$1,141,396	$-
Total Liabilities	$(112,255)	$(112,255)	$-
Stockholders' Equity	$1,029,141	$1,029,141	$-
Net Income (Loss)	$(927,482)	$(624,482)	$(303,000)
Income (Loss) available to common stockholders	$(927,482)	$(624,482)	$(303,000)
Basic Loss per share	$(0.00)	$(0.00)	$(0.00)

NOTE 7 – Subsequent Events

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

Overview of Business

B6 Sigma is a company that specializes in the development and commercialization of innovative manufacturing and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology. See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

We believe that our primary manufacturing solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®,” will redefine conventional manufacturing quality control practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality control processes. Additionally, we expect the materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations. For example, we have worked with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS,” the goal of which is to either reduce the weight of current munitions by 50%, or improve the explosive power of munitions by 50%, or both. Additionally, we are developing advanced materials technology for the biomedical market with the objective of improving the “heal time” of dental implants by as much as 50%.

We expect to generate revenues primarily by licensing or marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Our management anticipates that the Company’s technology solutions will allow its clientele to combine advanced manufacturing with novel materials to achieve breakthrough product potential in many industries including the following industries: aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation. We are currently investigating and pursuing application of our IPQA® and other technologies in some of these markets, and we anticipate growth in both the breadth and depth of IPQA® applications in the future.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Consolidated Financial Statements included in this Quarterly Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

We expect to generate revenues primarily by licensing or marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies.  During the three months and six months ended June 30, 2012, we recognized revenues of $107,633 and $193,725, respectively, as compared to $243,474 and $300,513, respectively, in revenues that we generated during the same periods in 2011. The revenues we generated during the three months and six months ended June 30, 2012 and 2011 were primarily generated from consulting services we provided to third parties during these periods.

Our general and administrative expenses for the three and six months ended June 30, 2012 were $196,155 and $327,589, respectively, as compared to $214,228 and $307,695, respectively, for the same periods in 2011. Our payroll expenses for the three and six months ended June 30, 2012 were $78,009 and $201,499, respectively, as compared to $202,683 and $369,228, respectively, for the same periods in 2011. Our expenses relating to non-cash stock compensation for the three and six months ended June 30, 2012 were $125,000 and $125,000, respectively, as compared to $97,000 and $97,000, respectively, for the same periods in 2011.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net change in general and administrative expenses for the three and six months ended June 30, 2012 as compared to the same period in 2011 is principally the result of increased outside services costs associated with our growing operations, and for the purpose of expanding the same. The net decrease in payroll expenses for the three and six months ended June 30, 2012 as compared to the same period in 2011 is principally the result of the voluntarily reduction by the executive officers of Sigma Labs of their respective salaries.

We expect our general and administrative expenses to increase significantly for the remainder of 2012, as a result of our acquisition of Sumner and La Mancha and as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three and six months ended June 30, 2012 remained consistent and totaled $379,911 and $634,648, respectively, as compared to $384,514 and $624,482, respectively, for the same periods in 2011. Although revenues decreased over the period, our expenses decreased proportionately and resulted in an overall net loss of nearly the same amounts.

Liquidity and Capital Resources

As of June 30, 2012, we had $303,948 in cash and had a working capital surplus of $316,407, as compared with $653,113 in cash and a working capital surplus of $ 770,579 as of December 31, 2011. Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of Sigma Labs common stock, for aggregate net proceeds of $1,011,765. We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing quality control and materials technologies. However, for the period from our inception through June 30, 2012, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We believe that our continued development in fiscal 2012 of our manufacturing quality control technologies will enable us to reach commercialization of this technology in the remainder of 2012. We will continue to refine IPQA® for the emerging Additive Manufacturing market and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2012. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality control technologies, and through the use of proceeds from sales of our securities.

We also expect our revenues to increase on a consolidated basis as a result of consulting contracts that we have. As of August 8, 2012, B6 Sigma has 3 active consulting contracts with respect to which we expect to perform and generate up to $400,000 in revenues in fiscal 2012. As of August 8, 2012, Sumner has 6 active consulting contracts, which Sumner expects to perform and generate up to $250,000 of revenues in fiscal 2012. La Mancha has no active consulting contracts.

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

We have no credit lines or facilities as of August 8, 2012, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 8, 2012 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2012. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 7, 2012, the Company issued a total of 5,000,000 shares of common stock to two consultants as noncash compensation for services rendered valued at $50,000 or $0.01 per share.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of Sigma Labs, Inc.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

 * To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.
August 14, 2012	By: /s/ Richard Mah Richard Mah Chief Executive Officer (Principal Executive Officer)

August 14, 2012	By: /s/ James Stout James Stout Chairman of the Board and Treasurer (Principal Accounting Officer)

