Form 10-Q
period 2012-09-30
SIGMA LABS, INC.
filed 2012-11-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-2783-S

Sigma Labs, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0404220
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Cienega Street, Suite D Santa Fe, NM 87501
(Address of principal executive offices) (505) 438-2576
(Registrant’s telephone number) 223 East Palace Avenue, Suite B Santa Fe, New Mexico 87501
(Former Name or Former Address, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2012, the issuer had 427,667,400 shares of common stock issued and 423,667,400 shares outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended September 30, 2012

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$326,225	$653,113
Accounts Receivable, net	169,395	263,973
Prepaid Assets	12,456	28,195
Total Current Assets	508,076	945,281

Other Assets
Furniture and Equipment, net	15,305	31,674
Intangible Assets, net	232,980	299,241
Total Other Assets	248,285	330,915

TOTAL ASSETS	$756,361	$1,276,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$153,952	$153,852
Accrued Expenses	25,328	20,850
Total Current Liabilities	179,280	174,702

TOTAL LIABILITIES	179,280	174,702

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
427,667,400 issued and 423,667,400 outstanding at September 30, 2012 and 429,667,400 issued and 414,917,400 outstanding at December 31, 2011	427,667	429,667
Additional Paid-In Capital	2,211,244	2,298,902
Less Deferred Compensation
4,000,000 and 14,750,000 common shares, respectively	(80,000)	(295,000)
Retained Earnings (Deficit)	(1,981,830)	(1,332,075)
Total Stockholders' Equity	577,081	1,101,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$756,361	$1,276,196

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	09-30-2012	09-30-2011	09-30-2012	09-30-2011
		(Restated)		(Restated)
INCOME
Services	$456,369	$369,613	$650,094	$670,126
Total Revenue	456,369	369,613	650,094	670,126

COST OF SERVICE REVENUE	265,946	22,042	440,507	173,644

GROSS PROFIT	190,423	347,571	209,587	496,482

EXPENSES
General & Administration	142,921	252,111	470,509	559,806
Payroll Expense	62,712	132,699	264,212	501,927
Non-cash Stock Compensation	-	-	125,000	97,000
Total Expenses	205,633	384,810	859,721	1,158,733

OTHER INCOME (EXPENSE)
Interest Income	103	450	493	980
Interest Expense	-	-	(114)	-
Total Other Income (Expense)	103	450	379	980

INCOME (LOSS) BEFORE INCOME TAXES	(15,107)	(36,789)	(649,755)	(661,271)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(15,107)	$(36,789)	$(649,755)	$(661,271)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	423,667,400	379,917,400	419,411,013	353,950,885

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended	Nine Months Ended
	09-30-2012	09-30-2011
		(Restated)
OPERATING ACTIVITIES
Net Income (Loss)	$(649,755)	$(661,271)

Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	66,260	860
Depreciation	16,369	14,618
Stock Compensation	125,000	211,500
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	94,578	95,895
(Increase) in Prepaid Assets	15,739	370
(Decrease) Increase in Accounts Payable	101	18,656
Increase In Accrued Expenses	4,478	29,334
NET CASH (USED) BY OPERATING ACTIVITIES	(327,230)	(290,038)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	(8,904)
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	(8,904)

FINANCING ACTIVITIES
Contributions	342	-
Proceeds from Sale of Stock Subscription	-	-
Net Proceeds from Sale of Common Stock	-	1,011,765
Cash Acquired (Paid) in Reorganization	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	342	1,011,765

NET CASH INCREASE (DECREASE) FOR PERIOD	(326,888)	712,823

CASH AT BEGINNING OF PERIOD	653,113	226,268

CASH AT END OF PERIOD	$326,225	$939,091

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$114	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2012

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

SEPTEMBER 30, 2012

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for September 30, 2012 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner and Lawrence Limited and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at September 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2012 and 2011 or December 31, 2011. All tax years starting with 2009 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at September 30, 2012 and December 31, 2011 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the nine months ended September 30, 2012 or the year ended December 31, 2011.

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

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2012-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 – Stockholders’ Equity

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At September 30, 2012, there were 427,667,400 shares issued and 423,667,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Company’s Equity Incentive Plan. At December 31, 2011, there were 429,667,400 shares issued and 414,917,400 shares outstanding, reflecting 14,750,000 issued but unvested shares pursuant to the Company’s Equity Incentive Plan.

On June 7, 2012, the Company issued 5,000,000 shares of the Company’s common stock to two consultants as noncash compensation for services rendered valued at $50,000 or $0.01 per share.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the Equity Incentive Plan. Such shares were valued at the fair value of $400,000 or $0.02 per share. This compensation is being expensed over the vesting period. As of December 31, 2011, 5,250,000 of the shares had vested. As of September 30, 2012, the balance of unvested compensation cost expected to be recognized is $80,000 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1.5 years (through April 8, 2014).

During the nine months ended September 30, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) was cancelled or forfeited.

During the nine months ended September 30, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and was recorded to expense and as a reduction to deferred compensation.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at September 30, 2012 and December 31, 2011.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended September 30, 2012 and 2011:

	3 Months Ending		9 Months Ending
	09-30-12	09-30-11	09-30-12	09-30-11
		(Restated)		(Restated)

Loss from continuing
Operations available to
Common stockholders (numerator)	$(15,107)	$(36,789)	$(649,755)	$(661,271)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	423,667,400	379,917,400	419,411,013	353,950,885

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

Revenues and earnings:

The following unaudited pro forma summary presents the consolidated results of operations of the combined entities as if the business acquisition had occurred at the beginning of the year on January 1, 2011:

	3 months ended	9 months ended
	09-30-11	09-30-11

Total Revenues (unaudited)	$776,102	$1,575,226

Net Income (Loss) (unaudited)	$13,846	$(975,725)

Earnings (Loss) per share	$(0.00)	$(0.00)

NOTE 6 – Restatement

The Company has restated its financial statements for the quarterly period ended September 30, 2011. The significant changes made are further described and summarized below.

During April 2011 the Company issued an aggregate of 20,000,000 shares of restricted common stock as compensation to 5 employees pursuant to the company's 2011 Equity Incentive Plan and recorded an expense of $400,000. However, only an aggregate of 4,850,000 shares of the total shares, valued at $97,000, had vested as of September 30, 2011, resulting in an overstatement of non-cash expenses of $303,000. Thus our net loss reported was also overstated by $303,000.

The following tables highlight the significant areas of change:

	Three Months Ended September 30, 2011
	As Previously
	Reported	Restated
	September	September
	30, 2011	30, 2011	Change

Total Assets	$1,085,338	$1,085,338	$0
Total Liabilities	$92,986	$92,986	$0
Stockholders' Equity	$992,352	$992,352	$0
Net Income (Loss)	$(36,789)	$(36,789)	$0
Income (Loss) available to common stockholders	$(36,789)	$(36,789)	$0
Basic Loss per share	$0	$0	$0

	Nine Months Ended September 30, 2011
	As Previously
	Reported	Restated
	September 30, 2011	September 30, 2011	Change

Total Assets	$1,085,338	$1,085,338	$0
Total Liabilities	$92,986	$92,986	$0
Stockholders' Equity	$992,352	$992,352	$0
Net Income (Loss)	$(964,271)	$(661,271)	$303,000
Income (Loss) available to common stockholders	$(964,271)	$(661,271)	$303,000
Basic Loss per share	$0	$0	$0

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as noted below.

Subsequent to the balance sheet date, the Company entered into an amended office space lease agreement with an initial term beginning October 1, 2012 and ending September 30, 2013 with an option to renew the lease for one extended term of one year. Rent is due in monthly installments of $3,000.

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

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  Three members of our current management team worked together at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma. On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which Framewaves acquired all of the issued and outstanding shares of B6 Sigma. Following the closing of the transactions contemplated by the share exchange agreement, B6 Sigma became our wholly owned subsidiary.

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

We believe that our primary manufacturing quality control solutions technology, which we refer to as “In Process Quality Assurance” or “IPQA®,” will redefine conventional manufacturing quality control practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality control processes. Additionally, we expect the advanced materials solutions technology we are developing will be beneficial to manufacturers and other businesses that seek to improve the most relevant characteristics of the materials used in their production processes or other business operations. For example, we have worked with the United States Army in connection with the development of a new munitions technology we refer to as Advanced Reactive Materials and Structures or “ARMS™,” the goal of which is to either reduce the weight of current munitions by 50%, or improve the explosive power of munitions by 50%, or both. Additionally, we are developing advanced materials technology for the biomedical markets with the objective of improving the “heal time” of dental implants by as much as 50%.

We expect to generate revenues primarily by licensing or marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Our management anticipates that the Company’s technology solutions will allow its clientele to combine advanced manufacturing quality control with innovative materials solutions to achieve breakthrough product potential in many industries including the following industries: aerospace, defense, oil and gas, biomedical prosthetic implants, sporting goods, and power generation. We are currently investigating and pursuing application of our IPQA® and other technologies in some of these markets, and we anticipate growth in both the breadth and depth of IPQA® applications in the future.

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

Results of Operations

We expect to generate revenues primarily by licensing or marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies.  During the three months and nine months ended September 30, 2012, we recognized revenues of $456,369 and $650,094, respectively, as compared to $369,613 and $670,126, respectively, in revenues that we generated during the same periods in 2011. The revenues we generated during the three months and nine months ended September 30, 2012 and 2011 were primarily generated from consulting services we provided to third parties during these periods.

Our general and administrative expenses for the three and nine months ended September 30, 2012 were $142,921 and $470,509, respectively, as compared to $252,111 and $559,806, respectively, for the same periods in 2011. Our payroll expenses for the three and nine months ended September 30, 2012 were $62,712 and $264,212, respectively, as compared to $132,699 and $501,927, respectively, for the same periods in 2011. Our expenses relating to non-cash stock compensation for the three and nine months ended September 30, 2012 were $0 and $125,000, respectively, as compared to $0 and $97,000, respectively, for the same periods in 2011.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net decrease in payroll expenses for the three and nine months ended September 30, 2012 as compared to the same period in 2011 is principally the result of the voluntarily reduction by the executive officers of Sigma Labs of their respective salaries.

We expect our general and administrative expenses to increase significantly for the remainder of 2012 as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three and nine months ended September 30, 2012 decreased overall and totaled $15,107 and $649,755, respectively, as compared to $36,789 and $661,271, respectively, for the same periods in 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $326,225 in cash and had a working capital surplus of $328,796, as compared with $653,113 in cash and a working capital surplus of $770,579 as of December 31, 2011. Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of Sigma Labs common stock, for aggregate net proceeds of $1,011,765. We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing quality control and materials technologies. However, for the period from our inception through September 30, 2012, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We believe that our continued development in fiscal 2012 of our manufacturing quality control technologies will enable us to reach commercialization of this technology during the first half of 2013. We will continue to refine IPQA® for the emerging Additive Manufacturing market and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2013. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality control technologies, and through the use of proceeds from sales of our securities.

We also expect our revenues to increase on a consolidated basis as a result of consulting contracts that we have. As of November 9, 2012, B6 Sigma has 3 active consulting contracts with respect to which we expect to perform and generate up to $400,000 in revenues during the fourth quarter of 2012. As of November 9, 2012, Sumner has 7 active consulting contracts, which Sumner expects to perform and generate up to $61,000 in revenues during the fourth quarter of 2012. La Mancha has no active consulting contracts.

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

We have no credit lines or facilities as of November 9, 2012, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of November 9, 2012 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2012. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 9, 2012, Richard Mah resigned as a director of the Company. Mr. Mah's resignation is not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Mah plans to provide the Company with consulting services in the future.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company's Form 10-Q, filed on August 14, 2012, for the period ended June 30, 2012, and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

November 14, 2012	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

