Form 10-K
period 2012-12-31
SIGMA LABS, INC.
filed 2013-04-16
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 33-2783-S

SIGMA LABS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	82-0404220
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Cienega Street, Suite C

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)		Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,743,211.20.

The outstanding number of shares of common stock as of March 31, 2013 was 432,917,400.

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

Our business plan and current principal business activities include the continued development and eventual commercialization of our current suite of technologies, which are described elsewhere in this Annual Report on Form 10-K. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing/quality control practices, and create innovative products in a variety of industries; and (ii) provide consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	In process quality assurance for manufacturing;
•	Aerospace and defense manufacturing;
•	Additive Manufacturing
•	Active protection systems for defending light armored vehicles;
•	Advanced materials for munitions;
•	Advanced materials for sporting goods;
•	Advanced Manufacturing Technologies; and
•	Dental Implant and biomedical prosthetics technologies.

We expect to generate revenues primarily by marketing and selling our manufacturing and materials technologies. We expect that our continued development in fiscal 2012 of our “In Process Quality Assurance” or “IPQA® technology, and munitions technologies will enable us to commercialize these technologies in the remainder of 2013. We will continue to refine those and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2013-2014. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under the exclusive license agreement, effective as of April 11, 2013, between the Company and Allotrope Sciences Corporation, as described below. Since its inception, B6 Sigma has generated revenues primarily from consulting services it provides to third parties.

B6 Sigma is a company that specializes in the development and commercialization of innovative manufacturing quality control and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to some of the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology.

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

Sumner, based in Santa Fe, New Mexico, provides consulting services to the public sector, especially with regard to emerging technologies and alternative applications of established technologies.  Sumner holds ongoing contracts with government agencies and the appropriate levels of security clearance for those contracts. Sumner's current clients include, but are not limited to, the State Department, the Department of Defense, the Department of Energy, various military services and affiliated agencies, the National Laboratories, and contractors to these organizations.  La Mancha is engaged in a similar line of business as Sumner, except that La Mancha provides consulting services to the private sector.

Sumner has recently entered into high-level discussions with National Security Technologies, LLC (NSTec) to negotiate the terms of a master task agreement to help NSTec provide technical services to the private sector. There can be no assurance, however, that the parties will enter into a definitive agreement. NSTec was formed in 2006 as a joint venture between Northrop Grumman Corporation, and three other corporate partners. These partners are AECOM, CH2M Hill, and Babcock and Wilcox (B&W). NSTec has 2,700 employees, and manages operations at the 1,360-square-mile Nevada National Security Site and at its related facilities and laboratories for the U.S. Department of Energy (DOE), National Nuclear Security Administration, Nevada Site Office.

RECENT EARLY STAGE TECHNOLOGY COMMERCIALIZATION AND MARKET POSITIONING

Since our inception, we have made tremendous progress in bringing early stage technology from scientific concept and curiosity to practical reality. Sigma Labs has the following developments firmly in hand:

1.          In Process Quality Assurance (IPQA®) for Additive Manufacturing. We believe that "additive manufacturing," ("AM") more popularly known as 3D Printing, will significantly impact the manufacturing landscape and revolutionize 21st century industry. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. AM and 3D Printing are generic terms applied to these technologies. As a result of AM, parts can go straight from computer designs and 3D computer models to actual, physical parts in a single step. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts but this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is currently a “black art” with limited applications, Sigma is developing its IPQA technology into a breakthrough hardware and software suite of products for AM known as PrintRite3D™, which we expect will fully address these shortcomings and enable metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity.

2.          Biomedical Implant Technology. Biomedical implants have greatly improved the quality of life for millions of individuals around the globe. There is a constant search for new technologies which will make implants easier to use, less painful, and easier to integrate into the body. Leveraging decades of Cold War technology, our scientists and engineers are developing an innovative, patent-pending surface treatment that appears to significantly cut down the healing time, reduce the pain and swelling, and reduce the chances for infection associated with implants. The results of our pre-clinical trials in Canada of treated dental implants in human patients so far have shown a remarkable improvement in biointegration time – these treated implants appear able to fully integrate with the human jaw in a period of 4 weeks as opposed to the more typical 8-12 weeks or longer. Also, we’ve recently concluded protein absorption studies at Sandia National Lab and the results appear to indicate that treated dental implants with our patent-pending surface technology absorb proteins more readily than untreated dental implants. As such these results appear to support the pre-clinical trials work ongoing in Canada. Based on the foregoing, our management is of the opinion that Sigma Labs’ biomedical implant technology is positioning itself to have a significant impact on a multi-billion dollar industry that will greatly improve the performance and healing time of biomedical implants for patients around the globe.

3.          Advanced Munitions Technology. The current conflicts in Afghanistan, Iraq, and quite possibly in other locales around the globe point to the perpetual need for new technology in our fight against those organizations, countries, and non-nations state aggressors who would harm the vital interests of the United States. Increasingly, there is a shift towards the use of precision strike capability. In urban centers, our troops wish to engage the enemy without harming innocent civilians. Also, the undeniable trend towards the use of drones, UAVs, and UAS systems requires new classes of weapons and munitions that pack a significant punch but with far lower weight. Current munitions have up to 70% steel by weight, which does not release any energy and causes significant collateral damage to innocent bystanders. B6 Sigma has developed several classes of energetic materials which have structural strength until impact, and then release energy into the target without generating dangerous shrapnel which could fly out of the explosion zone. We believe that this selective munitions technology will enable our forces to engage the enemy without harming civilians and will enable drones to have new strike capabilities. Additionally, our technology could be used for specialized bullets that multiply the force of smaller caliber rounds. For example, our Bonded Advanced Munitions (BAM™) reactive metals technology could give an M-16 round the punching power of a much larger caliber round and could have steel penetrating capability plus energy release on target or increased behind-armor effects in an otherwise insensitive munitions.

A detailed description of our three technologies follows.

Additive Manufacturing: Next-Generation Manufacturing Solutions

The Market

An area of increasing interest in the manufacturing world is AM (aka 3D Printing). AM is a method of producing functional parts directly from computer design files without any tooling or other processing.

The total AM market size is estimated to reach $5,200,000,000 by 2016 according to Wohlers 2011 Annual Report. Metal parts are a rapidly growing segment of this overall market space as AM or 3D printing move from just making models to making actual, fully functional parts. Large firms such as Honeywell International, Inc., General Electric Company (GE) and Boeing see AM as an enabling process for many components. GE foresees that up to 50 percent of its aero-engine parts will be made by AM by 2016 and seeks to remove 1,000 lb from its current 4,000 lb engines by 2020. Further, both GE and Honeywell have made known their dissatisfaction with the inconsistency of the AM process from part-to-part and from machine-to-machine (MIT Technology Review, January/February Issue 2012). We believe that companies such as GE and Honeywell cannot achieve these ambitious weight reduction goals without new quality control technology for metal AM parts because current quality control methods are not sufficient to allow cost-effective manufacturing of the most safety critical metal parts. We believe that our PrintRite3D™ technology would directly address this shortcoming for metal parts and allow such AM applications to move forward. As noted below, we are providing consultant services to GE and Honeywell to assist in these goals.

As further evidence of the demand for new quality control methods for safety-critical additive manufacturing, the US Navy’s Chief Scientist, W.E. Frazier, recently commented that the need for real-time quality monitoring and control is essential to achieving the Navy’s goals for additive manufacturing. This is precisely the technology that would be provided by our PrintRite3D™ technology. There is currently a very limited supplier base providing high value-added, performance and safety critical metal parts including the OEM captive job shops, and we believe that none are currently capable of addressing the issue of real-time monitoring and quality control. Our PrintRite3D™ is ideally suited to emerge as the market leader.

Recent contract awards include a project with Honeywell funded by the Defense Advanced Projects Agency – DARPA - on the application of our PrintRite3D™ to AM metal parts. This project is vitally important because it provides B6 Sigma an early opportunity to demonstrate how its in-process monitoring and quality control technology (PrintRite3D™) will reduce unnecessary post process inspection costs and improve quality for AM of highly critical aerospace metal components.

Technology and Competitive Advantage

Sigma appears positioned to provide the AM market a product offering for real-time monitoring and quality control based on our core competency in real-time nondestructive inspection (NDI) technology called PrintRite3D™. Our IPQA-enabled PrintRite3D™ technology appears ideally suited to meet the needs of AM at this critical juncture in its development. Our technology will allow AM to be used during manufacturing of safety-critical or performance-critical metal parts, such as used aerospace and defense. Currently these applications are difficult because the part quality cannot be completely guaranteed, and using inspection after manufacturing is difficult and does not find all defects of concern. Therefore, we believe that PrintRite3D™ will be a vital enabler for AM to realize its full potential. B6 Sigma has unique offerings in this field. Furthermore, as a greater number of these AM applications could be cloud-based, the PrintRite3D™ technology is fully compatible with highly networked, cloud-based implementation – subject to the data and intellectual property restrictions which may be imposed by some companies for competitive reasons.

Sigma Labs was awarded a U.S. patent on monitoring and control for processes specifically including AM. Sigma Labs technology compliments proven hardware and software architecture developed and tested at many manufacturing sites around the world. Sigma has unique relationships with several large end users who have validated the PrintRite3D™ INSPECT and SENSOR PAK concepts. In addition, Sigma has strategic relationships with experienced AM companies that are assisting in the validation of our software development.

Business Model

Sigma Labs has signed a Memorandum of Understanding (MOU) with Morris Technologies, Inc. (MORRIS) the world leader in AM metal parts on September 4, 2012. MORRIS and its sister company, Rapid Quality Manufacturing (RQM) were subsequently acquired by General Electric Aviation (GEA) on November 20, 2012. On January 18, 2013, Sigma Labs received a letter from a leading aerospace company stating their intention to negotiate a Joint Technology Development Agreement (JTDA) with Sigma Labs for the purpose of technical collaboration focused on additive manufacturing technologies. Sigma Labs is negotiating the terms of a JTDA with them to further develop and commercialize products based on Sigma Labs core IPQA technology, a.k.a., PrintRite3D™. Sigma Labs' management believes the concept would entail utilizing our innovative sensing and process monitoring & quality control technologies to develop integrated and interactive systems of in-process inspection, feedback, data collection and critical analysis. Such systems would benefit users comprising AM equipment manufacturers, aerospace & medical OEMs, as well as other high-margin and high volume OEMs such as oil & gas and automotive, respectively. Sigma Labs has beta-versions of the following product offerings available:

•	PrintRite3D™ INSPECT – software which verifies quality layer by layer, mm2 by mm2.
•	PrintRite3D™ SENSOR PAK – the auxiliary hardware kit that sits on every AM machine to collect the data to drive the software.

Other software modules are either in development or envisioned as complimentary product offerings, they are:

•	PrintRite3D™ DEFORM – software which predicts distortion and calculates the PRE-SHAPE that results in the right final shape.
•	PrintRite3D™ THERMAL – software which predicts the thermal profile in the part.

We envision a business model comprising PrintRite3D™ product sales and supporting services to any and all end users and OEMs having an AM machine capable of making metal parts. PrintRite3D™ system sales to end users and OEMs are designed to run on different machine platforms allowing us to maximize our product offering to the entire AM metal market. Also, in the event we enter into a joint venture with leading aerospace company, we envision PrintRite3D™ being used at the leading aerospace company. Including our PrintRite3D™ technology as part of leading aerospace company's quality control offering should provide the objective evidence of compliance to reduce production costs, thereby allowing increased margin and profits initially for aerospace gas turbine components, and eventually to AM manufactured parts for steam turbine components as well. Further, a possible business model for the leading aerospace company and their competitors would include ‘click charge’ for every part made using the PrintRite3D™ technology. We also envision a license and royalty aspect to our PrintRite3D™ technology for AM machine equipment makers wishing to embed our PrintRite3D™ technology into new and existing AM machines worldwide.

We believe another much needed area for AM metal parts manufacturing is in software “Apps” for reducing design and development cycle times, saving the end customer time and money. Theses Apps could utilize the Cloud as the future of AM is moving towards data files and part data being stored in and downloaded from Cloud-based resources. We therefore envision extending our competitive advantage in the future by further developing and offering our PrintRite3D™ CAD Apps which would be specifically developed to improve part designs and significantly reduce traditional trial & error design approaches for features such as distortion control.

By combining the AM manufacturing capability of a leading aerospace company with Sigma’s real-time nondestructive inspection technology, a unique product offering (systems package) will be available to OEMs & end-users. After installing Sigma’s PrintRite3D™ inspection systems, a data-base systems package will be actively marketed to OEM’s and principal end users. Finally, ‘user’ advisory groups can be formed to facilitate exchange of information, needs, new developments, etc. utilizing ever-green, annual contracts.

To summarize, as seen in the figure above, Sigma Labs is a small, high-technology company focusing on real-time Quality Assurance of Additive manufacturing allowing enhanced analysis for AM manufacturing, thereby increasing the value of the AM part. It also provides an opportunity for a leading aerospace company to offer a continuing, evolving level of AM technology that can be “packaged” to produce a new, revenue-producing product line for a Sigma/leading aerospace company joint venture.

Biomedical Prosthetics and Implants: Next Generation

The Market

A dental implant is a metal device designed to replace missing teeth. The device is usually made from titanium and is surgically placed into the jawbone where the tooth is missing. Dental implants currently resemble natural teeth and are permanent.

The global dental implants market is expected to grow from $3,200,000,000 in 2010 to $4,200,000,000 in 2015 at a compound annual growth rate (CAGR) of 6 percent from 2010 to 2015. Europe currently forms the world’s largest market for dental implants with a 42 percent market share, and is also expected to have the highest CAGR of 7.0 percent from 2010 to 2015.

Dental implants already hold an 18 percent share of the global dental device market; and are also expected to have one of the highest growth rates amongst all dental device submarkets. This is primarily because dental implants offer an effective treatment for edentulism, i.e., the condition of being toothless to at least some degree, and because of the rising demand for cosmetic dentistry worldwide across all age groups.

The need exists to reduce osseointegration (i.e., when the bone adopts the implant and bone tissue grows in close proximity to the metal implant) time of dental implants from many months to weeks. Slow healing is inconvenient to the patient. Poor healing could lead to infection, excessive swelling and pain, and failure of a detail implant. Many current approaches to rapid healing rely on coatings which could come off, or chemicals which are complicated to apply. There appears to be a growing need and market demand for new, rapid-healing technology for dental implants.

Beyond dental implants, there is a much larger market potential for this technology in the broader field of metal implants of many kinds going into hard bone – for both human and animal use. If successful in animals, this could clear the way for human amputee applications. Additionally, there are applications to a wide range of metal plates, screws, pins, and other hardware-used joint reconstruction, as well as other types of implants such as knees, elbows, and hip re-surfacing where adherence to bone is critical. Traditional total hip replacement may also be an application, but since there is strong mechanical interlocking between the bone and the replacement hip into the femur, there is less of a problem as compared to more complex joints.

Technology and Competitive Advantage

Sigma Labs has a patent-pending implant enhancement technique based on surface engineering technology developed at a national laboratory as well as additional trade secrets and proprietary process knowledge. Furthermore, we have exclusive access to the surface engineering equipment and operations knowledge. Our method is therefore extremely difficult to duplicate with a high barrier to entry for others to emulate it. Sigma Labs has applied this surface modification method to dental implants resulting in a rapid healing implant without the use of coatings, chemicals, or other complicated processes.

In preliminary dental implant testing conducted to date, the healing time appears to have been reduced from 8-12 weeks to 4 weeks with less associated pain and inflammation and with better adhesion with bone. This healing time is equivalent to or better than the offerings of the top three dental implant manufacturing companies.

Currently Sigma Labs is planning new pre-clinical trials (up to 90 patients). Also, Sigma Labs has collected other data on how well cells “stick” to the specially treated implants by working with Sandia National Laboratories and other expert consultants. The results to date indicate that cell adhesion is better for implants treated with Sigma Labs proprietary technology.

Business Model

We are in discussions with potential commercialization partners for the sole purpose of commercializing our patent-pending rapid healing bio-medical technology. The earliest we expect to commercialize such technology is late 2013, although there is no assurance that it will be commercialized at all. Furthermore, we expect that our dental implant technology will result in lower pain and inflammation, even if the healing times are similar to other implants, thereby still offering significant value to the end consumer and dentist alike.

Our business model comprises a license/royalty approach with a partner capable of commercializing, marketing and monetizing the patent-pending rapid healing bio-medical technology.

Business Strategy

We have demonstrated the manufacturing feasibility and placed implants in pre-clinical trials in Canada that have shown 4-week healing times. We concluded a protein absorption study with Sandia National Labs, and identified manufacturing process improvements as well as evaluated expanding our production capacity. Recent work has focused on productivity improvements and increasing the throughput of our processes by up to 20 times current rates and provides a corresponding manufacturing cost reduction.

Munitions: Next Generation

The Market

The Department of Defense (DoD) budget for unmanned aerial vehicles (UAVs) in 2011 was close to $3,000,000,000, which is a tenfold increase in spending levels since 2000. This is a growing segment of weapons and defense acquisition. The market size for munitions to go onto these unmanned platforms is similarly large. For example, for Hellfire II missiles alone, which are a preferred weapon for UAVs, there have been close to $1,000,000,000 in orders since 2008, or roughly $250,000,000 annually.

The DoD would like to lower the weight of the missiles, which means increased standoff distance, while maintaining or increasing the same explosive power. Our reactive material may be ideal for such applications, because it is a structural metal-like steel but it releases energy during the explosive event. This is unlike the steel and aluminum that missile bodies are currently made from, which do not contribute any energy release to the final explosion.

Another need for the DoD appears to be a bullet for current forward operations that releases tremendous energy on impact and helps to disintegrate the target through heat and pressure, and yet is safe to handle. The bullet must be compatible with currently deployed large-caliber rifles such as 50cal sniper rifles. In 2012, the total US market size alone for 50cal bullets is estimated to be $250,000,000.

Technology and Product Offering

To meet the needs of reactive structures for missiles and bombs and for future new weapons for UAVs, Sigma Labs has developed a materials technology called Advanced Reactive Materials and Structures (ARMS™). We were awarded a U.S. Patent for our technology and it offers new capabilities over conventional materials for munitions. Our technology can allow bombs, missiles and warheads to be made up to 50 percent lighter, while still delivering the same explosive power, or, alternatively, pack up to twice the explosive power with the same mass. ARMS™ technology has been tested at a proof-of-concept level, but the next step in its development would be component-level testing for specific applications and for specific customers. This again is because our material is a metal alloy that releases energy when exploded, unlike ordinary steel or aluminum. Therefore if a missile or warhead body is made from our material, it would provide structural soundness as well as extra energy release on impact. This technology is ideally suited for arming UAVs, also known as “drones”, which are increasingly being used for combat operations worldwide.

To meet the needs of the bullet application, Sigma Labs has also developed a bullet called Bonded Advanced Munitions (BAM™). Sigma Labs was awarded a U.S. Patent for our BAM™ product that offers new capabilities over conventional bullet technology. Our bullet releases tremendous energy on impact and helps to disintegrate the target through heat and pressure, and is as safe to handle as a conventional bullet. Our product is suitable for making bullets for large-caliber rifles such as 50cal sniper rifles.

To protect these technologies, Sigma Labs has control of the necessary trade secrets as well as decades of process and materials knowledge, and manufacturing and munitions experience gained at top national laboratories.

Business Model

License Agreement

Our business model for ARMS™ and BAM™ is a licensing/royalty model. Effective April 11, 2013 (the "Effective Date"), Sigma Labs entered into an exclusive license agreement with Allotrope Sciences Corporation ("Allotrope"), pursuant to which we granted Allotrope rights to market and sell Sigma Labs' ARMS™ and BAM™ technologies to U.S. and Foreign Government customers. Allotrope is obligated to pay specified license fees and royalties on sales relating to the licensed patents. The initial term of the agreement is five years, unless sooner terminated as provided in the agreement, which may be renewed by Allotrope for up to three additional periods of one year each after the expiration of the initial term. Additionally, Allotrope may consider sales to system integrators requiring enhancements to current weapons systems where it makes business sense. The license fees to be paid by Allotrope to the Company under the agreement are as follows:

•	$12,500 upon execution of the license agreement, and $12,500 six months following the Effective Date.

•	$25,000 on the second anniversary of the Effective Date.

Under the license agreement, within 30 days following the end of each applicable year following the Effective Date, Allotrope shall pay to Sigma Labs royalty payments, as follows:

•	3.5% of the aggregate gross sales by Allotrope relating to the Licensed Patents (as defined) ("Sales"), if such Sales equal at least $1,000,000 during the first year following the Effective Date;

•	3.5% of Sales, if such Sales equal at least $1,000,000 during the second year following the Effective Date;

•	3.5% of Sales, if such Sales equal at least $1,000,000 during the third year following the Effective Date;

•	3.5% of Sales, if such Sales equal at least $2,000,000 during the fourth year following the Effective Date;

•	3.5% of Sales, if such Sales equal at least $3,000,000 during any year after the fourth year following the Effective Date.

Further, Allotrope must satisfy the following minimum gross revenue requirements to retain its exclusive license under the agreement:

•	Allotrope must generate at least $1,000,000 of Sales during the third year following the Effective Date;

•	Allotrope must generate at least $2,000,000 of Sales during the fourth year following the Effective Date; and

•	Allotrope must generate at least $3,000,000 of Sales during the fifth year following the Effective Date, and during each subsequent year during the term of the agreement.

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

We anticipate some of our principal competitors in the United States will include Aerojet Ordnance, General Dynamics Ordnance and Tactical Systems, Alliant Techsystems Inc. and Energetic Materials and Processes, Inc., both of which are businesses focused on developing materials technology solutions in the advanced munitions market; and Straumann AG, BioMet 3I, Keystone Dental, HiOssen Dental, and companies that specialize in developing dental implants that heal rapidly; and, IMPACT Engineering, Inc, Computer Weld Technology, Inc. and Vibrant Corporation that specialize in designing and manufacturing automated welding equipment and quality control monitoring devices used in industrial applications. Most of these competitors have significantly greater research and development capabilities than we do, as well as substantially more sales, marketing and financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

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

On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which it acquired all of the issued and outstanding shares of B6 Sigma. Following the closing of the transactions contemplated by the share exchange agreement, B6 Sigma became a wholly owned subsidiary of the Company.

Our principal executive offices are located at 100 Cienega, Suite C, Santa Fe, New Mexico 87501, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

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

Following issuance of the Reorganization Shares to the B6 Sigma Shareholders and the Stock Cancellation, Framewaves had 313,067,400 (post-split) shares of its common stock issued and outstanding. In connection with the closing of the Reorganization, the shareholders of Framewaves approved a 150:1 forward stock split, and a change of the name of the corporation to “Sigma Labs, Inc.” Additionally, following completion of the Reorganization, B6 Sigma became a wholly owned subsidiary of the Company.

Recent Developments

During the fourth quarter of 2012 and the first quarter of 2013, the Company announced important developments which are outlined below.

SIGMA LABS, INC. & INTERACTIVE MACHINES, INC. EXECUTE MEMORANDUM OF UNDERSTANDING TO EXPLORE THE DESIGN AND BUILD OF NEXT GENERATION CONCEPTS FOR 3D METAL PRINTING MACHINERY Santa Fe, NM – March 14, 2013 – Sigma Labs, Inc. (OTCBB: SGLB) announced that it has signed a Memorandum of Understanding (MOU) with Interactive Machines, Inc. (IMI) of Southwick, Massachusetts.

SIGMA LABS, INC. FILES PROVISIONAL PATENT APPLICATION TO FURTHER EXTEND PRINTRITE3D™ CAPABILITIES AND RAPID PROCESS QUALIFICATION AND PART CERTIFICATION IN ADDITIVE MANUFACTURING AND 3D PRINTING Santa Fe, N.M., Feb. 6 2013 /PRNewswire/ – Sigma Labs, Inc. (OTCBB: SGLB) announced that it has filed a new provisional patent application that will enable rapid process qualification and part certification for 3D Printing of critical metal parts.

SIGMA LABS, INC. ANNOUNCES TWO NEW PATENT AWARDS FOR LIGHTER AND MORE ENERGETIC MUNITIONS Santa Fe, NM – January 14, 2013 – Sigma Labs, Inc. (OTCBB: SGLB) announced that is has been awarded two U.S. Patents. The first award is for a new class of reactive material known as ARMS - Advanced Reactive Materials and Structures - that could be very useful for the future design of more energetic munitions able to deliver equivalent explosive power in a device of roughly half of the weight.

SIGMA LABS, INC. STRENGTHENS ITS INTELLECTUAL PROPERTY POSITION THROUGH NEW PATENT AWARD AND PATENT FILING Santa Fe, NM – December 12, 2012 – Sigma Labs, Inc. (OTCBB: SGLB) announced that it has expanded and enhanced its intellectual property and patent portfolio. Sigma Labs was recently awarded a patent involving the monitoring and control of fusion processes including those found in Additive Metal Manufacturing (AMM) and 3D printing.

Intellectual Property

We regard our trademarks, domain names, trade secrets, in-licensed technologies, process knowledge, and other intellectual property as critical to our success. We rely on trademark and other intellectual property law, and confidentiality agreements and license agreements with employees, partners, and others to protect our intellectual assets. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA technology, in addition to filing a new patent application pertaining to our IPQA technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. There is no guarantee that the patents for which we have applied will offer adequate protection under applicable law.

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

Employees

The Company currently employs 4 full-time employees and 3 part-time employees. Newly acquired Sumner and La Mancha together employ 4 full-time employees and 2 part-time employees. We are not a party to any collective bargaining agreements.

ITEM 1A.	RISK FACTORS.

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

Because we have had a little under three years of operations, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations. These uncertainties include establishing our internal organization structure, developing our brand name, raising capital to meet our working capital requirements and developing a customer base, among others. If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

The Company’s audited financial statements express substantial doubt about its ability to continue as a going concern.

Our audited financial statements for the period ended December 31, 2012, have been prepared assuming that it will continue as a going concern. However, our auditors have expressed substantial doubt about our ability to continue as a going concern because as of the date of the audited statements, we had generated limited revenues and had not achieved profitable operations. The Company’s ability to continue as a going concern is subject to its ability to finance its operations by generating and sustaining profits and/or obtaining necessary funding from outside sources. We have only recently commenced operations, and expect to continue to experience significant losses in the foreseeable future. There can be no assurance that we will ever achieve (or sustain) profitability, or successfully secure outside financing. Accordingly, there can be no assurance about our ability to continue as a going concern.

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

Although we have hired a chief financial officer, we may still be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements.

We currently have a part-time consultant acting as our Chief Financial Officer (“CFO”) due to the expense of employing a full-time CFO and our limited capital resources. Monica Yaple is a consultant working as our part-time CFO. She is also our Treasurer and presently acts as our principal accounting officer. Due to our limited internal organizational structure, our financial controls may be ineffective. Accordingly, unless we obtain the services of a qualified CFO, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements. Such regulatory requirements include, among others, certifications and protocols set forth in the Sarbanes Oxley Act of 2002 and related laws and regulations governing accounting, and financial and auditing standards and practices designed to ensure accurate and transparent financial information regarding the financial health and prospects of companies.

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

 We have operated our current line of business for a little over three years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

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

Our success in part depends on the Company's ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we will be required to prosecute and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA technology, in addition to filing a new patent application pertaining to our IPQA technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Prosecuting infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put the Company’s patent applications at the risk of not issuing. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

As of April 10, 2013, our directors and executive officers beneficially owned approximately 23% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

Although the shares of our common stock are quoted on the OTC Bulletin Board, there has been very limited trading in our shares, meaning that the number of persons interested in purchasing our common shares at any given time is relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a new company, our business is still in the early stages, and that we are a small company which is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares if you need money or otherwise desire to liquidate your shares or that any such sale would be at or near ask prices.

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

On February 29, 2012, we terminated our lease for our prior office space located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, unit A341, after such lease was extended from November 1, 2011 until February 29, 2012. Thus, on March 1, 2012, we entered into a lease with Russ Hedrick dba Hedrick Group LLC for our office space located at 223 East Palace Avenue, Suite B, Santa Fe, New Mexico 87501. The office space consisted of 400 square feet. We leased the property for a term of one year for a lump sum payment at signing of $8,500. The term of the lease was due to expire on February 28, 2013, unless earlier terminated in accordance with the lease. On October 1, 2012, we terminated our lease for our prior office space located at 223 East Palace Avenue, Suite B, Santa Fe, New Mexico 87501, and entered into a new lease with Russ Hedrick dba Hedrick Group LLC for our office space located at 100 Cienega Street, Suite C, Santa Fe, New Mexico 87501. The office space consists of 1,348 square feet. We leased the property for a term of one year at a monthly rate of $3,000 and received a credit for the 5 months remaining on our prior lease in the amount of $3,542. The term of the lease expires on September 30, 2013.

On October 16, 2012, we renewed our lease commencing on November 1, 2012 for our development lab space located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, unit A201-202. Such property is leased at a monthly rate of $730, and consists of 807.2 square feet. The term of the lease expires on October 31, 2013.

Sumner leased a 1,500 square foot facility located at 100 Cienega, Suites D and E, Santa Fe, New Mexico 87501. The lease for this space, which Sumner and La Mancha shared, was entered into with Russ Hedrick dba Hedrick Group LLC on January 15, 2012 and was to expire on January 14, 2013. On October 1, 2012, Sumner terminated its lease for the sole purpose of joining the Sigma Labs lease stated in paragraph 1 of this section, receiving a credit for 15 days in the amount of $1,175.

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

 Since the Reorganization, shares of our common stock have been quoted on the OTC Bulletin Board under the symbol “SGLB.” Additionally, during 2010, 2011 and 2012, there were many days in which no shares were traded. While trading has increased in our stock in 2012, that trading has been limited and sporadic. The highest and lowest closing prices per share for our common stock (on a split adjusted basis) from the date of closing the Reorganization on September 13, 2010 through December 31, 2012 is $0.14 and $0.0035, respectively.

 The following table sets forth the range of closing prices for our common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012	High Bid	Low Bid
First Quarter	$0.009	$0.0035
Second Quarter	$0.01	$0.0055
Third Quarter	$0.03	$0.0056
Fourth Quarter	$0.019	$0.009

Shareholders

 As of March 31, 2013, there were approximately 577 shareholders of record.

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

 Securities Authorized For Issuance Under Equity Compensation Plans

 The following table contains information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans Approved by Security Holders(1)	0	0	6,875,000

(1) On March 9, 2011, the Company's Board of Directors approved the Company's 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2012, the Company issued an aggregate of 24,125,000 shares of the Company's common stock, subject to restrictions, pursuant to the Company's 2011 Equity Incentive Plan.

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

 Results Of Operations

 Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

 We expect to generate revenues primarily by marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. During the fiscal year ended December 31, 2011, B6 Sigma generated $797,354 in revenues, as compared to $986,499 in revenues that were generated by B6 Sigma and Sumner during the fiscal year ended December 31, 2012 ("fiscal 2012"). The revenues we generated during fiscal 2011 and fiscal 2012 were primarily generated from engineering consulting services we provided to third parties during these periods.

 In fiscal 2011, B6 Sigma generated $797,354 in revenues from consulting contracts. Specifically, we generated:

•	$30,149 in revenues in connection with consulting contracts with Honeywell International, Inc. concerning the application of our IPQA technology to the development of next-generation manufacturing technology of aero-engine components;

•	$421,087 in revenues in connection with a consulting contract with the US Air Force concerning the application of our IPQA technology to Additive Manufacturing using aero-frame materials;

•	$77,050 in revenues with respect to a consulting contract with the US Navy concerning the application of our IPQA technology to Additive Manufacturing for aero-frame components;

•	$9,196 in revenues in connection with a consulting agreement with Alcoa, Inc. concerning the application of our IPQA technology to the development of next-generation joining technology for oil and gas materials;

•	$99,487 in revenues in connection with a contract with Aerojet, a GenCorp Inc. (NYSE: GY) company to supply reactive materials for development testing of munition case liners for the US Army;

•	$75,311 in revenues in connection with a consulting contract with Los Alamos National Laboratory to supply upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition;

•	$7,820 in revenues in connection with a contract with Messier-Bugatti-Dowty concerning the application of our IPQA technology for next-generation landing gear materials joining;

•	$26,404 in revenues in connection with a contract with Manufacturing Technologies, Inc. concerning application of machine health monitoring for a rotary friction welding; and

•	$50,850 in revenue in connection with a contract with Pratt & Whitney concerning application of our IPQA technology for development of next-generation joining technology for aero-engine components.

 In fiscal 2012, B6 Sigma along with Sumner Associates generated $986,499 in revenues from consulting contracts. Specifically, we generated:

•	$184,016 in revenues in connection with consulting contracts with Honeywell International, Inc. concerning the application of our IPQA technology to the development of next-generation manufacturing technology of aero-engine components;

•	$7,606 in revenues in connection with a contract with Aerojet, a GenCorp Inc. (NYSE: GY) company to supply reactive materials for development testing of munitions case liners for the US Army;

•	$527,036 in revenues in connection with consulting contracts with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition;

•	$1,355 in revenues in connection with a contract with Alliant to supply scientific consulting services;

•	$2,666 in revenues in connection with a contract with USACE to supply scientific consulting services;

•	$10,832 in revenues in connection with a contract with Sandia Laboratories to supply scientific consulting services; and

•	$252,988 in revenue in connection with a contract with General Electric concerning application of our IPQA technology for development of next-generation repair technology for land-based gas turbine components.

Our general and administrative expenses for fiscal 2012 were $649,926, as compared to $426,519 in fiscal 2011. Our payroll expenses for fiscal 2012 were $326,242, as compared to $650,181 for fiscal 2011. Our expenses relating to non-cash compensation for fiscal 2012 were $141,500, as compared to $219,500 for fiscal 2011.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net decrease in general and administrative expenses, payroll expenses and non-cash compensation expenses in fiscal 2012 as compared to fiscal 2011 is principally the result of increased outside services costs offset by decreased payroll obligations and decreased incentive compensation associated with our operations. The Company incurred $141,500 of non-cash compensation expenses during 2012. $75,000 was the result of the vesting of 3,750,000 shares of the 20,000,000 shares of Company common stock, subject to restrictions, issued to five of our employees pursuant to the Company’s 2011 Equity Incentive Plan. The other $66,500 was noncash compensation paid to consultants during 2012.

We expect our general and administrative expenses to remain consistent for the remainder of 2013, as we continue to actively pursue our business plans, develop our technology, and increase our operations and marketing. We expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for fiscal 2012 decreased overall and totaled $685,566, as compared to $910,129 for fiscal 2011. This decrease in fiscal 2012 is primarily the result of the increased revenue and decreased payroll expenses and non-cash compensation expenses which outweighed the increased general & administration expenses related to our operations.

Liquidity And Capital Resources

As of December 31, 2012, we had $150,071 in cash and a working capital surplus of $315,574, as compared with $653,113 in cash and a working capital surplus of $770,579 as of December 31, 2011. Effective April 15, 2011, in a private placement offering with accredited investors, we sold an aggregate of 55,875,000 shares of our common stock, for aggregate net proceeds of $1,011,765. We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through fiscal 2012, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period and through private sales of our common stock.

Our continued development in fiscal 2012 of our IPQA ® and munitions technologies will enable us to commercialize these technologies in the remainder of 2013. We will continue to refine those and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2013. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality technologies, and through the use of proceeds from sales of our securities.

Our revenues have increased on a consolidated basis as a result of consulting contracts that we and Sumner have. As of March 31, 2013, B6 Sigma has one active consulting contract with respect to which we expect to perform and generate up to $45,363 in revenues in fiscal 2013. As of March 31, 2013, Sumner has four active consulting contracts, which Sumner expects to perform and generate up to $388,298 of revenues in fiscal 2013. La Mancha has no active consulting contracts.

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

We have no credit lines or facilities as of March 31, 2013, nor have we ever had a credit facility since our inception.

Based on the funds we have as of March 31, 2013 and the proceeds that we, Sumner and La Mancha expect to receive under our respective consulting agreements and from private offerings of the Company's stock, we believe that we will have sufficient funds to pay our respective administrative and other operating expenses during 2013. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts of B6 Sigma and Sumner, and proceeds received from sales of the Company's securities.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

 We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable to a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

 Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures were effective.

 Management’s Annual Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

 There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective April 11, 2013, Sigma Labs entered into an exclusive license agreement with Allotrope Sciences Corporation ("Allotrope"), pursuant to which we granted Allotrope rights to market and sell Sigma Labs' ARMS™ and BAM™ technologies to U.S. and Foreign Government customers. Allotrope is obligated to pay specified license fees and royalties on sales relating to the licensed patents. The initial term of the agreement is five years, unless sooner terminated as provided in the agreement, which may be renewed by Allotrope for up to three additional periods of one year each after the expiration of the initial term. A more detailed description of the license agreement is included in Part I , Item 1 (Business) of this Form 10-K under the discussion captioned "Munitions: Next Generation," under "Recent Early Stage Technology Commercialization and Market Positioning."

Effective February 8, 2013 and February 27, 2013, James Stout resigned as our Chairman of the Board and as a director, respectively. Effective February 20, 2013, Allen Mason was appointed as interim Chairman of the Board. Effective April 4, 2013, Valerie Vekkos resigned as a director of the Company. Neither Mr. Stout's nor Ms. Vekkos' resignation was the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

 The following table sets forth the name, age and position held by each of our executive officers and directors as of April 10,, 2013.

Name	Age	Position
Mark Cola	52	President, Chief Executive Officer, Chief Operating Officer and Director
Dr. Vivek Dave	43	Executive Vice President and Director
Michael Thacker	76	Director and Secretary
Allen Mason	80	Interim Chairman
Dr. Damon Giovanielli	69	Director
Monica Yaple	33	Chief Financial Officer

Each director will serve until the next annual meeting of the stockholders of the Company or until his or her successor is elected and qualified, except for Allen Mason, who agreed to serve as interim Chairman of the Board of Directors until we identify a full-time Chairman.

Business Experience of Directors and Management

The following describes the significant business experience of our directors and executive officers:

  Mark Cola was appointed as Chief Executive Officer of the Company on September 20, 2012 and President, Chief Operating Officer and a director of the Company in September 2010. From June 2006 through April 2010, Mr. Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation.  In addition, Mr. Cola has over 29 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory at which he held various technical and managerial positions including team leader and group leader of the welding and joining section as well as an advanced manufacturing technology group. He has also worked as a Research Engineer at Edison Welding Institute and for Thermadyne’s Stoody Division, a leading manufacturer of wear-resistant materials.

At Beyond6 Sigma, Mr. Cola worked with a wide range of clients ranging from aerospace to defense systems.  His expertise is in manufacturing process development, friction welding, light alloys such as titanium and aluminum, mechanical, physical and welding metallurgy, and nickel-based super-alloys for harsh environments. Mr. Cola served as the Technical Co-Chairman for the inaugural National Nuclear Security Administration Future Technologies Conference held in May 2004, and he is a principal reviewer for the American Welding Society’s Welding Journal. Mr. Cola earned a B.S. in Metallurgical Engineering and an M.S. in Welding Engineering from The Ohio State University.

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

 At Beyond6 Sigma, Dr. Dave has worked with a wide range of clients ranging from renewable energy to defense systems. His expertise is in solid state joining, materials engineering, fusion welding, electron beam processing, reduced order process modeling, and designing manufacturing processes. Dr. Dave served as a co-organizer of the inaugural Small Lot Intelligent Manufacturing Conference held in 2003. Further, in 2001, he was awarded the Achieved American Welding Society Award for Best Original Contribution to Brazing Technology. Dr. Dave earned a Ph.D. in Materials Engineering and an M.S. in Materials Engineering from the Massachusetts Institute of Technology. He also received a B.S. (with honors) in Engineering and Applied Science from the California Institute of Technology.

Michael Thacker was appointed as a Director of Sigma Labs on May 4, 2012 and Secretary on September 20, 2012. Mr. Thacker also serves as a Director and Secretary for Sumner Associates, a wholly-owned subsidiary of Sigma Labs. Mr. Thacker has over 40 years experience in marketing, sales, management, computer and earth science technology. Mr. Thacker’s career includes employment by IBM, the A.C. Nielson Co, and Dun and Bradstreet. Mr. Thacker graduated from Stanford, the Colorado School of Mines, and served as a reserve officer in the U.S. Army/Artillery.

Dr. Allen Mason was appointed as interim Chairman and interim Director of Sigma Labs on February 20, 2013. From February 1993 to the present he was vice president and treasurer of Sumner Associates. From January 1981 to October 1993 he was project leader and staff member at the Los Alamos National Laboratory in the area of atmospheric chemistry tracer studies. From June 1974 to December 1980 he was research associate professor at the School of Marine and Atmospheric Science of the University of Miami. From February 1960 to June 1974 he was superintendant of performance evaluation at the Aerospace Services Division of Pan American World Airways, responsible for assessment of the performance of the division on all launches from Cape Canaveral. Additionally, he was an officer in the United States Air Force (regular and reserve) from May 1954 to September 1990, retiring as Brigadier General. Dr. Mason graduated from the University of Miami earning a Ph.D. in Atmospheric Chemistry.

Monica Yaple was appointed Chief Financial Officer and Treasurer of Sigma Labs on September 20, 2012. Ms. Yaple is a Certified Public Accountant and has been providing accounting and consulting services for Sigma Labs since January, 2012. Ms. Yaple has been practicing public accounting in New Mexico since 2001, and became a CPA in 2003. She spent five years with Accounting & Consulting Group, a New Mexico regional public accounting firm. She then was a partner of Griego Professional Services, an Albuquerque public accounting firm, for six years. She is currently the sole owner of her own firm, Monica Yaple, CPA, where she provides accounting and consulting services for a variety of clients. Ms. Yaple graduated from Hardin-Simmons University with a BBA degree in Accounting.

Dr. Damon Giovanielli was appointed a Director of Sigma Labs on May 4, 2012, and also serves as Chairman of the Board of Directors of Sumner Associates, a wholly-owned subsidiary of Sigma Labs. Dr. Giovanielli has over 40 years of experience in scientific research, management and teaching. He was employed by Yale University, Los Alamos National Laboratory and Sumner Associates. Dr. Giovanielli graduated from Princeton University with an AB (physics major) in 1965, and Dartmouth College with a Ph.D. (physics) in 1970.

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

Code of Ethics

 Our Board of Directors has adopted a code of ethics that applies to our officers, directors and employees (“Code of Ethics”). A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Sigma Labs, Inc., 100 Cienega, Suite C, Santa Fe, New Mexico 87501.

 Nominations of Directors

 There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

 Board Committees

 Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTC Bulletin Board under the symbol “SGLB.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of March 31, 2013, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees.

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

 Summary Compensation Table.

 The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2011 and 2012 of all persons who served as our principal executive officer and principal accounting officer during the fiscal year ended December 31, 2012, and to each executive officer, other than our principal executive officer, who earned over $100,000 during the fiscal year ended December 31, 2012 (collectively, the "named executive officers”).  No other executive officers of the Company earned annual compensation during the fiscal year ended December 31, 2012 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Richard Mah	2012	0		0	0	0	0	0
Former CEO and Director (Former Principal	2011	28,968		0	0	0	0	28,968
Executive Officer)	2010	14,384		0	0	0	0	14,384

Mark J. Cola	2012	91,300	(1)	0	0	0	0	91,300
President, Chief Executive Officer, Chief Operating	2011	138,990		0	0	0	0	138,990
Officer, and Director (Principal Executive Officer)	2010	104,117		0	0	0	0	104,117

Vivek R. Dave	2012	46,332	(1)	0	0	0	0	46,332
Executive Vice President and	2011	134,499		0	0	0	0	134,499
Director	2010	98,558		0	0	0	0	98,558

James Stout	2012	0		0	0	0	0	0
Former Chairman of the Board	2011	28,968		0	0	0	0	28,968
	2010	14,384		0	0	0	0	14,384

Monica Yaple, Chief Financial Officer	2012	38,966		0	5,500	0	0	44,466

(1) Actual amounts paid.

Equity Awards

 There were no options, warrants or other security awards outstanding for any named executive officer as of December 31, 2012.

Unwritten Employment Arrangements with Executive Officers

 Each of our executive officers, except for Monica Yaple, our Chief Financial Officer, who is a consultant to the Company, has entered into an "at will" unwritten employment arrangement with the Company.

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

 Under their respective employment arrangements, all executive officers are eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Messrs. Cola and Dave are eligible to participate in the Company's 2011 Equity Incentive Plan and 2013 Equity Incentive Plan as employees and directors of the Company. The Company has not agreed to pay bonuses to any executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth certain information regarding beneficial ownership of our common stock as of April 10, 2013 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by each of our named executive officers and each of our directors and (c) by all executive officers and directors of this company as a group. As of March 31, 2013, there were 432,917,400 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class

Directors/Named Executive Officers:

Mark J. Cola	32,016,000	(3)	7.40%
Dr. Vivek R. Dave	32,016,000		7.40%
Damon Giovanielli	15,312,500	(4)	3.54%
Allen Mason	6,559,000		1.52%
Michael Thacker	4,112,500		0.95%
Monica Yaple	500,000		0.12%

All Named Executive Officers and Directors as a group (6 persons)	90,516,000		20.93%

5% or greater owners:
James Stout	30,514,800	(5)	7.05
Richard Mah	31,000,200	(6)	7.16

(1) Unless otherwise indicated, the address of each person listed is c/o Sigma Labs, Inc., 100 Cienega, Suite C, Santa Fe, New Mexico 87501.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 30, 2013.

(3) Shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012.

(4) Shares shown are owned of record by the Giovanielli Trust, Damon V. Giovanielli and Eleanor R. Giovanielli, and their successors, as Trustee, under Trust Agreement dated September 8, 2008.

(5) Consists of 28,014,750 shares of common stock which are owned by James Stout and Sally Stout as joint tenants, with the shared power to vote or dispose of such shares.

(6) Consists of 28,500,000 shares of common stock which are owned by Richard Mah and Mary Mah as joint tenants, with the shared power to vote or dispose of such shares.

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

 On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan has not yet been approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant "incentive stock options" and "non-qualified stock options", grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. A total of 30,000,000 shares of common stock of the Company are reserved for issuance under our 2013 Equity Incentive Plan. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of the date of this Annual Report on Form 10-K, no awards have been granted under the 2013 Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 Certain Relationships and Related Transactions

Monica Yaple, the Company's Chief Financial Officer/Treasurer, has a consulting arrangement with Sigma Labs and its wholly owned subsidiaries to provide general accounting, book keeping and financial records management as well as quarterly and annual SEC filings, and preparation of annual tax returns. Under the consulting arrangement, the term of which is from June 1, 2012 to May 31, 2013, we agreed to pay Ms. Yaple $75/hour, provided that our financial obligation to Ms. Yaple during the term of the agreement shall not exceed $108,675. Ms. Yaple's consultant agreement also recognizes her responsibility as the Company's Chief Financial Officer, Treasurer and Principal Accounting Officer and as such affords her the responsibility and authority to ensure the Company complies with, implements and monitors financial controls in accordance with Generally Accepted Accounting Principles.

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

 All of our Board members, except Ms. Yaple and Messrs. Thacker, Giovanelli and Mason, are employee-directors and therefore not deemed “independent” under the NASDAQ Stock Market’s listing standards. Although a majority of our Board of Directors is not “independent” under NASDAQ’s listing standards, due to their combined business and financial experience and because our common stock is not currently listed on any of the NASDAQ stock markets, we believe that our employee-directors can competently perform the functions required of them as directors of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

 Audit Fees

 The aggregate fees accrued by Pritchett, Siler & Hardy, P.C. during the fiscal years ended December 31, 2012 and 2011 for professional services for the audits of our financial statements and the reviews of financial statements included in our SEC filings was $74,681 and $32,924, respectively.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal year ended December 31, 2012 or 2011. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

 Tax Fees

 Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and was not paid any fees for tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2012 or 2011.

 All Other Fees

 Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2012 or 2011.

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

Number	Exhibit

2.1	Share Exchange Agreement effective August 23, 2010, among Framewaves, Inc., B6 Sigma Group, Inc. and the shareholders thereof (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed September 17, 2010, and incorporated herein by reference).

3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference).

4.1	Form of Convertible Note of B6 Sigma, Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2	Form of B6 Sigma, Inc. Subscription Agreement (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.3	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company's Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).

10.4	Lease, dated October 1, 2012, between Sigma Labs, Inc. and Russ Hedrick dba Hedrick Group LLC.*

10.5	Development Lease, dated October 16, 2012, between Santa Fe Business Incubator, Inc. and B6 Sigma, Inc.*

10.6	Summary of unwritten employment arrangements with executive officers (filed as Exhibit 10.14 to the Company's Form 10-K, filed on April 16, 2012, for the fiscal year ended December 31, 2012, and incorporated herein by reference.)

10.7	License agreement dated April 11, 2013 made by and among Sigma Labs, Inc. and Allotrope Sciences Corp.*

10.8	Consulting Agreement, effective February 14, 2013, between Sigma Labs, Inc. and Udo Rettberg.*

10.9	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013.*

10.10	Consulting Agreement dated June 1, 2012 between B6 Sigma, Inc. and Monica Yaple.*

14.1	Sigma Labs, Inc. (formerly Framewaves, Inc.) Code of Ethics and Business Conduct (filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference).

21.1	Subsidiaries of Sigma Labs, Inc. (filed as Exhibit 21.1 to the Company's Form 10-K, filed on April 16, 2012, for the fiscal year ended December 31, 2012, and incorporated herein by reference).

23.1	Consent of Pritchett, Siler & Hardy, P.C.*

31	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .*

32	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

*    Filed herewith.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

April 16, 2013	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer (Principal Executive Officer)

April 16, 2013	By:	/s/ Monica Yaple
Monica Yaple
Chief Financial Officer and Treasurer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Cola Mark Cola	President & Chief Executive Officer (Principal Executive Officer) and Director	April 16, 2013

/s/ Monica Yaple	Chief Financial Officer and	April 16, 2013
Monica Yaple	Treasurer (Principal Accounting Officer)

/s/ Allen Mason	Chairman of the Board of Directors	April 16, 2013
Allen Mason

/s/ Vivek Dave	Executive Vice President and Director	April 16, 2013
Vivek Dave

/s/ Michael Thacker	Secretary and Director	April 16, 2013
Michael Thacker

/s/ Damon Giovanielli	Director	April 16, 2013
Damon Giovanielli

Sigma Labs, Inc.

Index to Financial Statements

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc. and Subsidiaries

Santa Fe, New Mexico

We have audited the accompanying consolidated balance sheets of Sigma Labs, Inc. and Subsidiaries, as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. Sigma Labs, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Sigma Labs, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Sigma Labs, Inc. and Subsidiaries has incurred losses since inception and has not yet achieved profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

April 16, 2013

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$150,071	$653,113
Accounts Receivable, net	273,282	263,973
Prepaid Assets	26,163	28,195
Total Current Assets	449,516	945,281

Other Assets
Furniture and Equipment, net	10,393	31,674
Intangible Assets, net	231,803	299,241
Total Other Assets	242,196	330,915

TOTAL ASSETS	$691,712	$1,276,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$106,595	$153,852
Accrued Expenses	27,347	20,850
Total Current Liabilities	133,942	174,702

TOTAL LIABILITIES	133,942	174,702

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
429,167,400 issued and 425,167,400
outstanding at December 31, 2012 and
429,667,400 issued and 414,917,400
outstanding at December 31, 2011	429,167	429,667
Additional Paid-In Capital	2,226,244	2,298,902
Less Deferred Compensation
4,000,000 and 14,750,000 common shares, respectively	(80,000)	(295,000)
Retained Earnings (Deficit)	(2,017,641)	(1,332,075)
Total Stockholders' Equity	557,770	1,101,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$691,712	$1,276,196

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011

INCOME
Services	$986,499	$797,354
Total Revenue	986,499	797,354

COST OF SERVICE REVENUE	554,828	412,396

GROSS PROFIT	431,671	384,958

EXPENSES
General & Administration	649,926	426,519
Payroll Expense	326,242	650,181
Non-cash Stock Compensation	141,500	219,500
Total Expenses	1,117,668	1,296,200

OTHER INCOME (EXPENSE)
Interest Income	543	1,236
Interest Expense	(112)	(123)
Total Other Income (Expense)	431	1,113

INCOME (LOSS) BEFORE INCOME TAXES	(685,566)	(910,129)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(685,566)	$(910,129)

Loss per Common Share - Basic and Diluted	$(0)	$(0)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	427,940,003	370,568,975

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Statement of Stockholders' Equity
Years Ended December 31, 2012 and 2011

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deferred Compensation	Retained Earnings (Deficit)	Totals

Balance December 31, 2010	313,067,400	$313,067	$539,237	$-	$(421,946)	$430,358

Shares issued in a noncash transactions	25,725,000	25,725	488,775	(295,000)	-	219,500

Shares issued for cash in a private offering	55,875,000	55,875	955,890	-	-	1,011,765

Warrants issued for offering costs (7,931,250 shares)	-	-	-	-	-	-

Shares issued in an acquisition	35,000,000	35,000	315,000	-	-	350,000

Net loss for the year ended December 31, 2011	-	-	-	-	(910,129)	(910,129)

Balance December 31, 2011	429,667,400	$429,667	$2,298,902	$(295,000)	$(1,332,075)	$1,101,494

Shares issued in noncash transactions	6,500,000	6,500	60,000	-	-	66,500

Unvested shares cancelled	(7,000,000)	(7,000)	(133,000)	140,000	-	-

Shares vested	-	-	-	75,000	-	75,000

Contributions made during the period	-	-	342	-	-	342

Net loss for the year ended December 31, 2012	-	-	-	-	(685,566)	(685,566)

Balance December 31, 2012	429,167,400	$429,167	$2,226,244	$(80,000)	$(2,017,641)	$557,770

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	Years Ended December 31,
	2012	2011

OPERATING ACTIVITIES
Net Income (Loss)	$(685,566)	$(910,129)
Adjustments to reconcile Net Income (Loss) to Net Cash used by operations:
Noncash Expenses:
Amortization	88,347	1,011
Depreciation	21,832	20,151
Stock Compensation	141,500	219,500
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(9,309)	70,220
Decrease (Increase) in Prepaid Assets	2,032	(27,825)
(Decrease) Increase in Accounts Payable	(47,257)	32,224
Increase In Accrued Expenses	6,497	19,379
NET CASH (USED) BY OPERATING ACTIVITIES	(481,924)	(575,469)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(551)	(8,904)
Purchase of Intangible Assets	(20,909)	(13,160)
NET CASH (USED) BY INVESTING ACTIVITIES	(21,460)	(22,064)

FINANCING ACTIVITIES
Contributions	342	-
Proceeds from Sale of Stock Subscription	-	-
Net Proceeds from Sale of Common Stock	-	1,011,765
Cash Acquired (Paid) in Reorganization	-	12,613
NET CASH PROVIDED BY FINANCING ACTIVITIES	342	1,024,378

NET CASH INCREASE (DECREASE) FOR PERIOD	(503,042)	426,845

CASH AT BEGINNING OF PERIOD	653,113	226,268

CASH AT END OF PERIOD	$150,071	$653,113

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$112	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2012
5,000,000 shares of common stock issued for consulting services at $0.01 per share
1,500,000 shares of common stock issued for consulting services at $0.011 per share
7,000,000 unvested shares of common stock were cancelled, and deferred compensation was reduced by $140,000, or $0.02 per share
3,750,000 shares vested relating to the Company's 2011 Equity Incentive Plan, reducing deferred compensation by $75,000

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

DECEMBER 31, 2012

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation (the “Company”), acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc. The acquisition has been accounted for as a “reverse purchase”, and accordingly the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated.

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Management believes the Company’s In Process Quality Assurance (IPQA®) technology is a technology that will fundamentally redefine manufacturing practices by embedding quality assurance in the manufacturing processes in real time. Management also anticipates that the Company’s core competencies will allow its clientele to combine advanced manufacturing with novel material to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants, sporting goods, and power generation.

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock. The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated.

Sumner is a small business with a broad spectrum of scientific disciplines that provides consulting services to the public sector, especially with regard to emerging technologies, alternative applications of established technologies, and assessment of development and maintenance programs for strategic technologies. Sumner’s principal product is scientific and technological knowledge, gained through academic discipline, research activities and application experience. Sumner, formed in 1985, expanded in 1993 with the addition of retired senior scientists and technical managers from the Los Alamos National Laboratory. Sumner offers consulting services that are based on sound science, an unprejudiced perspective and multi-disciplined capabilities at reasonable rates. Sumner holds ongoing contracts with government agencies that provide a framework of audited fees and burden, as well as appropriate levels of security clearance. Major clients include the State Department, the Department of Defense, the Department of Energy, various military services and affiliated agencies, the National Laboratories, and contractors to these organizations.

La Mancha Company is currently inactive.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2012 and 2011 and for the periods then ended have been made.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for December 31, 2012 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner and Lawrence Limited and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2012, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2012 or 2011. All tax years starting with 2009 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at December 31, 2012 and 2011 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the years ended December 31, 2012 or 2011.

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

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2013-05 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Following issuance of the Reorganization shares to the B6 Sigma shareholders and the stock cancellation, the Company had 313,067,400 (post split) shares of its common stock issued and outstanding. In connection with the closing of the Reorganization, the shareholders of the Company approved a 150:1 forward stock split, and a change of the name of the corporation to Sigma Labs, Inc. Additionally, following completion of the Reorganization, B6 Sigma became a wholly owned subsidiary.

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

Hudson Valley Capital Management Corp. (“Hudson”) acted as placement agent and received a total of $105,735 in commissions. The Company also issued to Hudson in connection with the offering five year warrants to purchase up to 7,931,250 shares of the Company’s common stock. Such warrants have an exercise price of $0.025 per share and are valued at $158,625. As of December 31, 2012 none of the warrants have been exercised. The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital. Net proceeds from the sale of stock were $1,011,765.

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

On December 31, 2011, the Company issued 35,000,000 shares of the Company’s common stock to acquire 100% of the shares of Sumner & Lawrence Limited and La Mancha Company.

On June 7, 2012, the Company issued 5,000,000 shares of the Company’s common stock to two consultants as noncash compensation for services rendered valued at $50,000 or $0.01 per share.

On December 12, 2012, the Company issued 1,500,000 shares of the Company’s common stock to three consultants as noncash compensation for services rendered valued at $16,500 or $0.011 per share.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At December 31, 2012, there were 429,167,400 shares issued and 425,167,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Company’s Equity Incentive Plan. At December 31, 2011, there were 429,667,400 shares issued and 414,917,400 shares outstanding, reflecting 14,750,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Equity Incentive Plan. Such shares were valued at the fair value of $400,000 or $0.02 per share. This compensation is being expensed over the vesting period. As of December 31, 2011, 5,250,000 of the shares had vested. As of December 31, 2012, the balance of unvested compensation cost expected to be recognized is $80,000 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1.5 years (through April 8, 2014).

During the year ended December 31, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) were cancelled or forfeited.

During the year ended December 31, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and were recorded to expense and as a reduction to deferred compensation.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at December 31, 2012 and December 31, 2011.

NOTE 3 – Going Concern

The Company has sustained losses since its inception. The ability of the Company to continue as a going concern is dependent on expanding income opportunities. Management anticipates that additional contracts and their recent business acquisitions will allow the Company to achieve profitable operations. There is no assurance that the Company will be successful in raising additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2012, unused operating loss carryforwards of approximately $1,954,666, which may be applied against future taxable income and which expire in various years through 2031. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards of approximately $293,200 and $189,589 at December 31, 2012 and 2011, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $103,611 and $137,296 for the years ended December 31, 2012 and 2011, respectively.

Deferred tax assets are comprised of the following:

	2012	2011
Deferred tax assets:
NOL carryover	$293,200	$189,589
Valuation allowance	(293,200)	(189,589)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended December 31, 2012 and 2011 is as follows:

	2012	2011
Book Income	$(102,834)	$(136,519)
Organization costs	(777)	(777)
Valuation allowance	103,611	137,296

Tax at statutory rate	$-	$-

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended December 31, 2012 and 2011:

	Year Ended December 31
	2012	2011

Loss from continuing
Operations available to
Common stockholders (numerator)	$(685,566)	$(910,129)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	427,940,003	370,568,975

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Furniture and Fixtures	$101,758	$101,207
Less: Accumulated Depreciation	(91,365)	(69,533)
Net Property and Equipment	$10,393	$31,674

Depreciation expense on property and equipment was $21,832 and $20,151 for the years ended December 31, 2012 and 2011.

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

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Provisional Patent Applications	$42,669	$21,760
Utility Patents	17,200	17,200
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(90,075)	(1,728)

Net Intangible Assets	$231,803	$299,241

Amortization expense on intangible assets was $88,347 and $1,011 for the years ended December 31, 2012 and 2011.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2013	$88,348
2014	88,348
2015	1,012
2016	1,012
2017	1,012
Thereafter	9,402

$189,134

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $42,797 for the year ended December 31, 2012. The future minimum lease payments required under non-cancellable operating leases at December 31, 2012 was $34,300. All the future minimum lease payments are currently due during 2013.

NOTE 9 – Concentrations

Revenues – During the years ended December 31, 2012 and 2011, the Company had the following significant customers. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2012	2011
A	53%	9%
B	26%	0%
C	19%	4%
D	1%	12%
E	0%	53%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2012 and 2011, respectively.

Customer	2012	2011
A	41%	64%
C	55%	11%
D	2%	22%

NOTE 10 – Acquisition of Sumner and La Mancha

On December 31, 2011, Sigma Labs acquired 100% of the issued and outstanding common stock of Sumner & Lawrence Limited and La Mancha Company, both companies with services which complement its own. Information related to the acquisition is as follows:

Consideration paid:

Equity instruments:	$350,000
(35,000,000 common shares of Sigma Labs)
$350,000

The fair value of the 35,000,000 common shares issued as consideration was determined on the basis of the closing market price of Sigma Lab’s stock on the acquisition date. The excess cost over net assets acquired of $262,009 was recorded as an intangible asset and is being amortized over 3 years.

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

$350,000

Revenues and earnings:

The following unaudited pro forma summary presents the consolidated results of operations of the combined entities as if the business acquisition had occurred at the beginning of the year on January 1, 2011:

Year Ended December 31,
2011

Total Revenues (unaudited)	$1,899,773

Net Income (Loss) (unaudited)	$(935,439)

Earnings (Loss) per share	$(0.00)

NOTE 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

In January 2013, the Company issued 1,000,000 shares of stock to a consultant, which were subsequently cancelled. An additional 500,000 shares of previously issued but unvested shares were also subsequently cancelled.

In January 2013, the Company entered into a three month consulting agreement for 250,000 shares, valued at $0.03 or $7,500.

In February 2013, the Company entered into a twelve month consulting agreement for 4,000,000 shares, valued at $0.03 or $120,000.

In March 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan, but has not yet received approval by holders of at least a majority of the issued and outstanding shares of common stock of the Company.  Pursuant to the Equity Plan, the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 30,000,000 shares of common stock to its employees, officers, directors, consultants and advisors.

