Form 10-Q
period 2013-03-31
SIGMA LABS, INC.
filed 2013-05-15
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-2783-S

Sigma Labs, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0404220
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Cienega Street, Suite C
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2013, the issuer had 432,917,400 shares of common stock issued and 428,917,400 shares outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2013

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$194,481	$150,071
Accounts Receivable, net	92,849	273,282
Prepaid Assets	15,558	26,163
Total Current Assets	302,888	449,516

Other Assets
Furniture and Equipment, net	4,957	10,393
Intangible Assets, net	209,716	231,803
Total Other Assets	214,673	242,196

TOTAL ASSETS	$517,561	$691,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$79,547	$106,595
Accrued Expenses	26,860	27,347
Total Current Liabilities	106,407	133,942

TOTAL LIABILITIES	106,407	133,942

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
432,917,400 issued and 426,834,067
outstanding at March 31, 2013 and
429,167,400 issued and 425,167,400
outstanding at December 31, 2012	432,917	429,167
Additional Paid-In Capital	2,339,994	2,226,244
Less Deferred Compensation
6,083,333 and 4,000,000 common shares, respectively	(147,500)	(80,000)
Retained Earnings (Deficit)	(2,214,257)	(2,017,641)
Total Stockholders' Equity	411,154	557,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517,561	$691,712

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2013 and 2012

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

INCOME
Services	$164,264	$86,092
Total Revenue	164,264	86,092

COST OF SERVICE REVENUE	86,930	85,816

GROSS PROFIT	77,334	276

EXPENSES
General & Administration	135,551	131,434
Payroll Expense	88,409	123,490
Non-cash Stock Compensation	50,000	-
Total Expenses	273,960	254,924

OTHER INCOME (EXPENSE)
Interest Income	10	-
Interest Expense	-	(89)
Total Other Income (Expense)	10	(89)

INCOME (LOSS) BEFORE INCOME TAXES	(196,616)	(254,737)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(196,616)	$(254,737)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	431,159,067	429,667,400

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013 and 2012

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

OPERATING ACTIVITIES
Net Income (Loss)	$(196,616)	$(254,737)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	22,087	22,087
Depreciation	5,436	5,480
Stock Compensation	50,000	-
Change in assets and liabilities:
Decrease in Accounts Receivable	180,433	166,243
Decrease in Prepaid Assets	10,605	14,892
(Decrease) in Accounts Payable	(27,048)	(90,545)
(Decrease) In Accrued Expenses	(487)	(185)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	44,410	(136,765)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Contributions	-	342
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	342

NET CASH INCREASE (DECREASE) FOR PERIOD	44,410	(136,423)

CASH AT BEGINNING OF PERIOD	150,071	653,113

CASH AT END OF PERIOD	$194,481	$516,690

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2013
4,250,000 shares issued for consulting services at $0.03 per share. Of these, 1,666,667 vested during the quarter and 2,583,333 are unvested.
500,000 shares of unvested stock valued at $10,000 or $0.02 per share were cancelled
For the three months ended March 31, 2012
None

The accompanying notes are an integral part of these consolidated financial statements

SIGMA LABS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for March 31, 2013 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at March 31, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2013 and 2012, or December 31, 2012. All tax years starting with 2009 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The allowance for doubtful accounts at March 31, 2013 and December 31, 2012 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2013 or the year ended December 31, 2012.

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

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2013-07 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Hudson Valley Capital Management Corp. (“Hudson”) acted as placement agent and received a total of $105,735 in commissions. The Company also issued to Hudson in connection with the offering five year warrants to purchase up to 7,931,250 shares of the Company’s common stock. Such warrants have an exercise price of $0.025 per share and are valued at $158,625. As of March 31, 2013 none of the warrants have been exercised. The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital. Net proceeds from the sale of stock were $1,011,765.

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

On January 31, 2013, the Company issued 250,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $7,500 or $0.03 per share. Of these shares, 166,667 (valued at $5,000) vested during the quarter and 83,333 (valued at $2,500) remain unvested and are reflected as deferred compensation as of March 31, 2013.

On February 14, 2013, the Company issued 4,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $120,000 or $0.03 per share. Of these shares, 1,500,000 (valued at $45,000) vested during the quarter and 2,500,000 (valued at $75,000) remain unvested and are reflected as deferred compensation as of March 31, 2013.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At March 31, 2013, there were 432,917,400 shares issued and 426,834,067 outstanding, reflecting 6,083,333 issued but unvested shares pursuant to the Company’s Equity Incentive Plan. At December 31, 2012, there were 429,167,400 shares issued and 425,167,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Company’s Equity Incentive Plan.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Equity Incentive Plan. Such shares were valued at the fair value of $400,000 or $0.02 per share. This compensation is being expensed over the vesting period. As of March 31, 2013, the balance of unvested compensation cost expected to be recognized is $70,000 and is recorded as a reduction of stockholders’ equity. As of December 31, 2012, the balance of unvested compensation cost expected to be recognized is $80,000 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through April 8, 2014).

During the year ended December 31, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) were cancelled or forfeited.

During the year ended December 31, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the three months ended March 31, 2013, 500,000 shares of unvested common stock valued at $10,000 (previously included in deferred compensation) were cancelled or forfeited.

During the three months ended March 31, 2013, 4,250,000 shares of common stock were issued to consultants at $0.3 per share. The unvested portion of the shares at March 31, 2013 (2,583,333 unvested shares) increased deferred compensation by $77,500.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2013 and December 31, 2012.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended March 31, 2013 and 2012:

	3 Months Ended
	03-31-13	03-31-12
Loss from continuing
Operations available to
Common stockholders (numerator)	$(196,616)	$(254,737)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	431,159,067	429,667,400

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as follows.

During May 2013, the Company entered into a 90-day consulting agreement and agreed to issue 500,000 shares of restricted common stock valued at $0.0248 per share or $12,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and elsewhere in this report.

Introductory Comment

Our predecessor, Framewaves, Inc., a Nevada corporation, was incorporated in December 1985 as “Messidor Limited.” In December 2000, Messidor Limited’s shareholders approved a name change to “Framewaves, Inc.” Framewaves, Inc. was a shell company (as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934) immediately prior to the September 2010 Reorganization (the “Reorganization”) with no ongoing operations, and was focused on seeking a business opportunity. See further discussion of the Reorganization under the caption “The Reorganization” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On December 31, 2011, the Company completed its acquisition of Sumner & Lawrence Limited (dba Sumner Associates) ("Sumner") and La Mancha Company, New Mexico corporations incorporated in 1985 and 1982, respectively, under an Exchange Agreement and Plan of Reorganization dated as of December 10, 2011. La Mancha Company has since ceased all operations.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; the term "Sumner" refers to Sumner & Lawrence Limited (dba Sumner Associates), a New Mexico corporation; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc. (f/k/a Framewaves, Inc.), together with B6 Sigma, Inc. and Sumner & Lawrence Limited, our wholly owned subsidiaries.

Overview of Business

B6 Sigma is a company that specializes in the development and commercialization of innovative manufacturing and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology. See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Results of Operations

We expect to generate revenues primarily by licensing or marketing and deploying our technology solutions to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies.  During the three months ended March 31, 2013, we recognized revenues of $164,264, as compared to $86,092 in revenues that we generated during the same period in 2012. The revenues we generated during the three months ended March 31, 2013 and 2012 were primarily generated from consulting services we provided to third parties during these periods.

Our general and administrative expenses for the three months ended March 31, 2013 were $135,551, as compared to $131,434 for the same period in 2012. Our payroll expenses for the three months ended March 31, 2013 were $88,409, as compared to $123,490 for the same period in 2012. Our expenses relating to non-cash stock compensation for the three months ended March 31, 2013 were $50,000, as compared to $0 for the same period in 2012.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net decrease in payroll expenses for the three months ended March 31, 2013 as compared to the same period in 2012 is principally the result of the voluntarily reduction in hours by the employees of Sigma Labs.

We expect our general and administrative expenses to increase slightly for the remainder of 2013 as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for the three months ended March 31, 2013 decreased overall and totaled $196,616, as compared to $254,737 for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $194,481 in cash and had a working capital surplus of $196,481, as compared with $150,071 in cash and a working capital surplus of $315,574 as of December 31, 2012. We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing quality control and materials technologies. However, for the period from our inception through March 31, 2013, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We believe that our continued development in fiscal 2013 of our manufacturing quality control technologies will enable us to reach commercialization of this technology during the remainder of 2013. We will continue to refine IPQA® for the emerging Additive Manufacturing market and our other technologies, including our dental implant biomedical prosthetics technology, for commercialization during fiscal 2013. However, until commercialization of such technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality control technologies, and through the use of proceeds from sales of our securities.

As of May 15, 2013, B6 Sigma has 1 active consulting contract with respect to which we expect to perform and generate up to $252,862 in revenues by the third quarter of 2013 and Sumner has 4 active consulting contracts, which Sumner expects to perform and generate up to $250,000 in revenues during the remainder of 2013.

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

We have no credit lines or facilities as of May 15, 2013, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of May 15, 2013and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses for the balance of 2013. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 31, 2013, we issued to a consultant 250,000 shares of our common stock for services to be rendered valued at $7,500 or $0.03 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 10, 2013, we entered into a consulting agreement with Pategonia Global Trading, LLC (the “consultant”), pursuant to which we engaged the consultant to provide us with marketing services to build market awareness for our business. As compensation for the consultant’s services, we issued the consultant 500,000 shares of our common stock, at a price per share of $0.0248, which was equal to the closing price of our common stock on the date of the agreement. The agreement has a term of 90 days, unless earlier terminated by the Company for any reason upon 10 days written notice to the consultant.

ITEM 6. EXHIBITS

10.1	Consulting Agreement, effective May 10, 2013 between Sigma Labs, Inc. and David Zirulnikoff.**

10.2	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013.*(1)

10.3	License agreement dated April 11, 2013 made by and among Sigma Labs, Inc. and Allotrope Sciences Corp.(1)

10.4	Consulting Agreement, effective February 14, 2013, between Sigma Labs, Inc. and Udo Rettberg.(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Company’s Form 10-K on April 16, 2013 (033-02783-S) and incorporated herein by reference.
*	Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 15, 2013	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)