Form 10-Q
period 2013-06-30
SIGMA LABS, INC.
filed 2013-08-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2013, the issuer had 557,766,061 shares of common stock issued and 555,016,061 shares outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

SIGMA LABS, INC.

For the quarter ended June 30, 2013

FORM 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$463,733	$150,071
Accounts Receivable, net	153,278	273,282
Prepaid Assets	17,722	26,163
Total Current Assets	634,733	449,516

Other Assets
Furniture and Equipment, net	3,409	10,393
Intangible Assets, net	187,629	231,803
Total Other Assets	191,038	242,196

TOTAL ASSETS	$825,771	$691,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$139,192	$106,595
Accrued Expenses	31,203	27,347
Other Current Liabilities	300,000	-
Total Current Liabilities	470,395	133,942

TOTAL LIABILITIES	470,395	133,942

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
432,667,400 issued and 429,917,400 outstanding at June 30, 2013 and 429,167,400 issued and 425,167,400 outstanding at December 31, 2012	432,667	429,167
Additional Paid-In Capital	2,318,744	2,226,244
Less Deferred Compensation
2,750,000 and 4,000,000 common shares, respectively	(59,300)	(80,000)
Retained Earnings (Deficit)	(2,336,735)	(2,017,641)
Total Stockholders' Equity	355,376	557,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$825,771	$691,712

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2013 and 2012

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

INCOME
Services	$307,985	$107,633	$472,249	$193,725
Total Revenue	307,985	107,633	472,249	193,725

COST OF SERVICE REVENUE	149,549	88,745	236,479	174,561

GROSS PROFIT	158,436	18,888	235,770	19,164

EXPENSES
General & Administration	146,798	196,155	282,349	327,589
Payroll Expense	67,417	78,009	155,826	201,499
Non-cash Stock Compensation	66,700	125,000	116,700	125,000
Total Expenses	280,915	399,164	554,875	654,088

OTHER INCOME (EXPENSE)
Interest Income	1	390	11	390
Interest Expense	-	(25)	-	(114)
Total Other Income (Expense)	1	365	11	276

INCOME (LOSS) BEFORE INCOME TAXES	(122,478)	(379,911)	(319,094)	(634,648)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(122,478)	$(379,911)	$(319,094)	$(634,648)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	433,488,829	426,469,598	432,330,383	428,068,499

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 31, 2013 and 2012

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES
Net Income (Loss)	$(319,094)	$(634,648)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	44,174	44,174
Depreciation	6,984	10,960
Stock Compensation	116,700	125,000
Change in assets and liabilities:
Decrease in Accounts Receivable	120,004	166,202
Decrease in Prepaid Assets	8,441	20,146
Increase (Decrease) in Accounts Payable	32,597	(74,762)
Increase (Decrease) In Accrued Expenses	3,856	(6,579)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	13,662	(349,507)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscription	300,000	-
Contributions	-	342
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,000	342

NET CASH INCREASE (DECREASE) FOR PERIOD	313,662	(349,165)

CASH AT BEGINNING OF PERIOD	150,071	653,113

CASH AT END OF PERIOD	$463,733	$303,948

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$114
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2013
4,250,000 shares issued for consulting services at $0.03 per share. Of these, 1,500,000 vested during the six months and 2,750,000 were cancelled.
500,000 shares of unvested stock valued at $10,000 or $0.02 per share were cancelled.
2,000,000 shares issued for consulting services at $0.0243 per share. Of these, 1,000,000 vested during the six months and 1,000,000 are unvested.
500,000 shares issued for consulting services at $0.0248 per share.
1,750,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $35,000

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
JUNE 30, 2013

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

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock.  The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated. La Mancha has since ceased all operations.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for June 30, 2013 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company.  All significant intercompany balances and transactions have been eliminated.

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

Income Taxes– The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on February 5, 2010.  As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the six months ended June 30, 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2013 and 2012, or December 31, 2012.  All tax years starting with 2009 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectability.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at June 30, 2013 and December 31, 2012 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  No impairment was recorded during the six months ended June 30, 2013 or the year ended December 31, 2012.

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

Accounting Standards Update (“ASU”) ASU’s No. 2009-2 through ASU No. 2013-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Equity instruments issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505, "Equity Based Payments to Non-Employees." In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

The placement agent received a total of $105,735 in commissions.  The Company also issued to the agent five year warrants to purchase up to 7,931,250 shares of the Company’s common stock.  Such warrants have an exercise price of $0.025 per share and are valued at $158,625.  As of June 30, 2013, none of the warrants have been exercised.  The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital.   Net proceeds from the sale of stock were $1,011,765.

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

On February 14, 2013, the Company issued 4,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $120,000 or $0.03 per share.  Of these shares, 1,250,000 (valued at $37,500) vested during the six months and 2,750,000 (valued at $82,500) were cancelled in June 2013.

On May 10, 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant as noncash compensation for services rendered valued at $12,400 or $0.0248 per share.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $48,600 or $0.0243 per share.  Of these shares, 1,000,000 (valued at $24,300) vested immediately and 1,000,000 (valued at $24,300) remain unvested and are reflected as deferred compensation as of June 30, 2013.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.  At June 30, 2013, there were 432,667,400 shares issued and 429,917,400 outstanding, reflecting 2,750,000 issued but unvested shares pursuant to the Equity Plan.  At December 31, 2012, there were 429,167,400 shares issued and 425,167,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Equity Plan.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Equity Incentive Plan.  Such shares were valued at the fair value of $400,000 or $0.02 per share.  This compensation is being expensed over the vesting period.  As of June 30, 2013, the balance of unvested compensation cost expected to be recognized is $35,000 and is recorded as a reduction of stockholders’ equity.  As of December 31, 2012, the balance of unvested compensation cost expected to be recognized was $80,000 and is recorded as a reduction of stockholders’ equity.  The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through April 8, 2014).

During the year ended December 31, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) were cancelled or forfeited.

During the year ended December 31, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the six months ended June 30, 2013, 500,000 shares of unvested common stock valued at $10,000 (previously included in deferred compensation) were cancelled or forfeited.

During the six months ended June 30, 2013, an additional 1,750,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the six months ended June 30, 2013, 4,250,000 shares of common stock were issued to consultants at $0.03 per share, 500,000 shares were issued to a consultant at $0.0248 per share and 2,000,000 shares were issued to a consultant at $0.0243 per share.  The unvested portion of the shares at June 30, 2013 (1,000,000 unvested shares) increased deferred compensation by $24,300.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value.  There were none issued and outstanding at June 30, 2013 and December 31, 2012.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended June 30, 2013 and 2012:

	3 Months Ending		6 Months Ending
	06-30-13	06-30-12	06-30-13	06-30-12

Loss from continuing Operations available to Common stockholders (numerator)	$(122,478)	$(379,911)	$(319,094)	$(634,648)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	433,488,829	426,469,598	432,330,383	428,068,499

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5– Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as follows.

In June 2013, the Company commenced a private offering of up to 85,000,000 restricted shares of common stock at a price of $0.01 per share. In July 2013, the Company increased the number of shares offered in the private offering to 120,000,000 shares, for total gross proceeds of up to $1,200,000. Funds received by June 30, 2013 of $300,000 were held by the Company as a liability pending the closing of the offering, which occurred on July 18, 2013. The Company sold 120,000,000 restricted shares of common stock in the private placement, resulting in aggregate gross proceeds of $1,200,000.

During July 2013, warrants issued in April 2011 in connection with a private placement were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

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

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  Two members of our current management team worked together at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma. On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which Framewaves acquired all of the issued and outstanding shares of B6 Sigma. Following the closing of the transactions contemplated by the share exchange agreement, B6 Sigma became our wholly owned subsidiary.

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

Overview of Business

B6 Sigma is a company that specializes in the development and commercialization of innovative manufacturing and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our “In Process Quality Assurance” or IPQA® technology. See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that our primary manufacturing quality control solutions technology, which we refer to as “IPQA,” will redefine conventional manufacturing quality control practices primarily by embedding quality assurance protocols in real-time manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality control processes. The most promising application of IPQA to new and emerging markets is for the monitoring and control of additive manufacturing, also known as 3D printing. This is particularly true for the 3D printing of metal components for parts in aerospace, automotive, defense, biomedical, and general industrial applications. Sigma Labs Inc. has developed a suite of applications known as PrintRite3D® to address this rapidly growing and emerging market. As we previously announced, in April 2013, we entered into a Joint Technology Development Agreement with GE Aviation, an operating component of General Electric Company, to advance and implement in-process inspection technologies for additive manufactured metal jet engine components. In addition to PrintRite3D, we have other related technologies under development to address other emergent needs of the 3D Printing metals market. PrintRite3D is described in more detail below.

Although 3D printing is a rapidly expanding and emerging market, there are significant barriers which are holding back its rapid growth of 3D printing for metals in particular. First, the quality of 3D printed metals still varies significantly from day-to-day, from machine-to-machine, and from part-to-part. Therefore, a way of assuring the quality of 3D printed metal parts is needed. Second, the geometry of 3D printed metal parts can deviate from the desired shape due to thermal distortion caused by the high temperatures required to melt and fuse metal powders in order to form a part. Thus, a way of measuring and assuring the geometry of 3D printed metal parts is needed. Third, the current speed of 3D metal printing is too slow and therefore 3D metal printing for industries like automotive may not be cost effective until a higher speed or higher productivity metal printing solution is developed. PrintRite3D addresses the quality and geometry of 3D printed metal parts by offering an in-process, real-time non-destructive inspection (NDI) of verifying part quality in real-time and part geometry in the near future. This helps to minimize the need for costly post-process inspections. We are exploring opportunities with potential partners to develop technologies to address the third barrier described above relating to the current speed of 3D metal printing.

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Our management anticipates that the Company’s technology solutions will allow its clientele to combine advanced manufacturing quality control with innovative materials solutions to achieve breakthrough product potential in many industries including the following industries: aerospace, defense, oil and gas, biomedical prosthetic implants, sporting goods, and power generation. We are currently investigating and pursuing application of our PrintRite3D and other technologies in some of these markets, and we anticipate growth in both the breadth and depth of these offerings in the future.

Regarding our dental technology, we entered into an exclusive marketing agreement, effective May 24, 2013, with Manhattan Scientifics, Inc. Under the agreement, we have granted Manhattan Scientifics, Inc., a company that operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechonogies and nanomedicine, the exclusive right to seek to identify prospective licensees and strategic partners for the purpose of commercializing our dental technology, as further described under Item 5 (“Other Information”), Part II of this Quarterly Report.

With respect to our munitions technology, as described under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, effective April 11, 2013, we entered into an exclusive license agreement with Allotrope Sciences Corporation ("Allotrope"), pursuant to which we granted Allotrope rights to market and sell Sigma Labs' ARMS™ and BAM™ technologies to U.S. and Foreign Government customers. Allotrope is obligated to pay specified license fees and royalties on sales relating to the licensed patents.

We anticipate that our primary business focus will continue to be in the (i) deployment and implementation of our PrintRite3D technologies to all appropriate manufacturing businesses, and (ii) development and commercialization of related IPQA breakthrough technologies and innovations in manufacturing and materials sciences. We will continue to expand our operations in this regard, including investigating additional opportunities for applications of our technology as well as undertaking further development efforts towards the commercialization of various technologies we have identified.

Our board of directors and management comprise scientists and business professionals with experience in the advanced manufacturing, advanced materials technology, and energy-related markets. These individuals have worked with some of the largest defense contractors in the world in varied projects such as advanced reactive munitions and nuclear weapons stewardship programs. These individuals collectively possess decades of experience working in the advanced manufacturing and materials technology space. As such, we believe we possess the resident expertise to provide consulting services to other companies regarding their advanced manufacturing needs, or to companies seeking to improve the design of their products by using alternative next-generation materials & processes or improving certain characteristics of the original input material, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

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

Results of Operations

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under the exclusive license agreement with Allotrope. During the six months ended June 30, 2013, we recognized revenues of $472,249, as compared to $193,725 in revenues that we generated during the same period in 2012. The revenues we generated during the six months ended June 30, 2013 and 2012 were primarily generated from consulting services we provided to third parties during these periods. Due to the increase in revenue, our costs of service revenue for the six months ended June 30, 2013 were $236,479, as compared to $174,561 for the same period in 2012.

Our general and administrative expenses for the six months ended June 30, 2013 were $282,349, as compared to $327,589 for the same period in 2012. Our payroll expenses for the six months ended June 30, 2013 were $155,826, as compared to $201,499 for the same period in 2012. Our expenses relating to non-cash stock compensation for the six months ended June 30, 2013 were $116,700, as compared to $125,000 for the same period in 2012.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net decrease in payroll expenses for the six months ended June 30, 2013 as compared to the same period in 2012 is principally the result of the reduction in hours worked by employees of Sigma Labs.

We expect our general and administrative expenses to increase for the remainder of 2013 as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we grow our business.

Our net loss for the six months ended June 30, 2013 decreased overall and totaled $319,094, as compared to $634,648 for the same period in 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $463,733 in cash and had a working capital surplus of $164,338, as compared with $150,071 in cash and a working capital surplus of $315,574 as of December 31, 2012. On July 18, 2013, we closed a private placement of our common stock, pursuant to which we received $1,200,000 from the sale of 120,000,000 shares of restricted stock at $0.01 per share.

We plan to generate revenues primarily by marketing and selling our manufacturing quality control and materials technologies. However, for the period from our inception through June 30, 2013, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We expect that that our continued development of our “In Process Quality Assurance” or “IPQA technology will enable us to commercialize this technology during fiscal 2014. We will continue to refine that and our other technologies, including our dental implant biomedical prosthetics technology. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., manufacturing quality control and materials technologies, and through the use of proceeds from sales of our securities.

As of August 14, 2013, B6 Sigma has 1 active consulting contract with respect to which we expect to perform and generate up to $57,639 in revenues during the remainder of 2013 and Sumner has 4 active consulting contracts, which Sumner expects to perform and generate up to $128,352 in revenues during the remainder of 2013.

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

We have no credit lines or facilities as of August 14, 2013, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 14, 2013 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2014. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

Our general and administrative expenses are expected to increase as we seek to commercialize our IPQA®-related technologies, and we may have to incur additional marketing expenses to further bring exposure to our business plan. Despite our sale of $1,200,000 of restricted common stock since June 30, 2013, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders. There is no assurance that we will be successful in obtaining additional funding.

If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations. No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 10, 2013, we issued to a consultant 500,000 shares of our common stock for services to be rendered valued at $12,400 or $0.0248 per share.   The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective May 24, 2013, we entered into an exclusive marketing agreement with Manhattan Scientifics, Inc. ("Manhattan”), pursuant to which we granted Manhattan a five-year exclusive right to seek to identify prospective licensees and strategic partners for the purpose of commercializing our dental technology, and to negotiate licenses to such technology; provided that no license shall be executed until approved by us. We agreed under the agreement to divide any proceeds realized from any commercialization of our dental technology under the agreement, with 70% of such proceeds to us and 30% to Manhattan. The parties also must pay their own expenses. The agreement may be terminated by mutual agreement of the parties at any time or by us, at any time, after two-years following the effective date of the agreement as provided in the agreement.

ITEM 6. EXHIBITS

10.1	License agreement dated April 11, 2013 between Sigma Labs, Inc. and Allotrope Sciences Corp.(1)

10.2	Consulting Agreement, effective May 10, 2013 between Sigma Labs, Inc. and Patagonia Global Trading, LLC.(2)

10.3	Form of Sigma Labs, Inc. Subscription Agreement.*

10.4	Exclusive Marketing Agreement, effective as of May 24, 2013, between Manhattan Scientifics, Inc. and Sigma Labs, Inc.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Company’s Form 10-K on April 16, 2013 (033-02783-S) and incorporated herein by reference.
(2)	Previously filed as an Exhibit to the Company’s Form 10-Q on May 15, 2013 (033-02783-S) and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

August 14, 2013	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer (Principal Executive Officer)

August 14, 2013	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)