Form 10-Q
period 2013-09-30
SIGMA LABS, INC.
filed 2013-11-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2013, the issuer had 559,266,061 shares of common stock issued and 556,516,061 shares outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No  ☒

SSIGMA LABS, INC.

For the quarter ended September 30, 2013

FORM 10-Q

i

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,217,298	$150,071
Accounts Receivable, net	198,825	273,282
Prepaid Assets	12,393	26,163
Total Current Assets	1,428,516	449,516

Other Assets
Furniture and Equipment, net	9,601	10,393
Intangible Assets, net	165,540	231,803
Total Other Assets	175,141	242,196

TOTAL ASSETS	$1,603,657	$691,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$101,527	$106,595
Accrued Expenses	35,869	27,347
Other Current Liabilities	400	-
Total Current Liabilities	137,796	133,942

TOTAL LIABILITIES	137,796	133,942

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
559,266,061 issued and 556,516,061 outstanding at September 30, 2013 and 429,167,400 issued and 425,167,400 outstanding at December 31, 2012	559,266	429,167
Additional Paid-In Capital	3,488,057	2,226,244
Less Deferred Compensation
2,750,000 and 4,000,000 common shares, respectively	(59,300)	(80,000)
Retained Earnings (Deficit)	(2,522,162)	(2,017,641)
Total Stockholders' Equity	1,465,861	557,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,603,657	$691,712

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	09-30-2013	09-30-2012	09-30-2013	09-30-2012

INCOME
Services	$280,831	$456,369	$753,080	$650,094
Total Revenue	280,831	456,369	753,080	650,094

COST OF SERVICE REVENUE	159,367	265,946	395,846	440,507

GROSS PROFIT	121,464	190,423	357,234	209,587

EXPENSES
General & Administration	181,562	142,921	463,911	470,509
Payroll Expense	29,137	62,712	184,963	264,212
Non-cash Stock Compensation	96,500	-	213,200	125,000
Total Expenses	307,199	205,633	862,074	859,721

OTHER INCOME (EXPENSE)
Interest Income	308	103	319	493
Interest Expense	-	-	-	(114)
Total Other Income (Expense)	308	103	319	379

INCOME (LOSS) BEFORE INCOME TAXES	(185,427)	(15,107)	(504,521)	(649,755)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(185,427)	$(15,107)	$(504,521)	$(649,755)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	533,549,034	423,667,400	466,440,698	419,411,013

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended	Nine Months Ended
	09-30-2013	09-30-2012
OPERATING ACTIVITIES
Net Income (Loss)	$(504,521)	$(649,755)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	66,263	66,260
Depreciation	9,151	16,369
Stock Compensation	213,200	125,000
Change in assets and liabilities:
Decrease in Accounts Receivable	74,457	94,578
Decrease in Prepaid Assets	13,770	15,739
Increase (Decrease) in Accounts Payable	(5,068)	101
Increase (Decrease) In Accrued Expenses	8,922	4,478
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(123,826)	(327,230)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(8,359)	-
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	(8,359)	-

FINANCING ACTIVITIES
Net Proceeds from Sale of Stock Subscription	1,171,099	-
Contributions	28,313	342
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,199,412	342

NET CASH INCREASE (DECREASE) FOR PERIOD	1,067,227	(326,888)

CASH AT BEGINNING OF PERIOD	150,071	653,113

CASH AT END OF PERIOD	$1,217,298	$326,225

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$114
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2013
5,098,661 shares issued through a cashless exercise of warrants previously issued during 2011
1,000,000 shares issued relating to the Compmany's Equity Incentive Plan at $0.065 per share.
500,000 shares issued for consulting services at $0.063 per share.
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
September 30, 2013

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

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock.  The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated. La Mancha Company has since ceased all operations and has dissolved.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for September 30, 2013 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company.  All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at September 30, 2013 and December 31, 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the nine months ended September 30, 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2013 and 2012, or December 31, 2012.  All tax years starting with 2009 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Allowance for Doubtful Accounts - The Company establishes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectability.  Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due and a detailed review of certain individual customer accounts.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.  The allowance for doubtful accounts at September 30, 2013 and December 31, 2012 is $4,884 and $4,884, respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  No impairment was recorded during the nine months ended September 30, 2013 or the year ended December 31, 2012.

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

The placement agent received a total of $105,735 in commissions. The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital.Net proceeds from the sale of stock were $1,011,765. The Company also issued to the agent five year warrants to purchase up to 7,931,250 shares of the Company’s common stock.  Such warrants had an exercise price of $0.025 per share and are valued at $158,625.  During July 2013, such warrants were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

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

On February 14, 2013, the Company issued 4,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $120,000 or $0.03 per share.  Of these shares, 1,250,000 (valued at $37,500) vested during the six months ended June 30, 2013 and 2,750,000 (valued at $82,500) were cancelled in June 2013.

On May 10, 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant as noncash compensation for services rendered valued at $12,400 or $0.0248 per share.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $48,600 or $0.0243 per share.  Of these shares, 1,000,000 (valued at $24,300) vested immediately and 1,000,000 (valued at $24,300) remain unvested and are reflected as deferred compensation as of September 30, 2013.

On July 18, 2013, the Company completed a private placement of 120,000,000 shares of common stock, resulting in aggregate gross proceeds of $1,200,000.  Offering costs were approximately $28,901.

During July 2013, warrants previously issued during 2011 in connection with a private placement were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

On August 12, 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant as noncash compensation for services rendered valued at $31,500 or $0.063 per share.

On August 26, 2013, the Company issued 1,000,000 shares of the Company’s common stock to a director pursuant to the Company’s 2011 Equity Incentive Plan valued at $65,000 or $0.065 per share.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.  At September 30, 2013, there were 559,266,061 shares issued and 556,516,061 shares outstanding, reflecting 2,750,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.  At December 31, 2012, there were 429,167,400 shares issued and 425,167,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

                Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Equity Incentive Plan.  Such shares were valued at the fair value of $400,000 or $0.02 per share.  This compensation is being expensed over the vesting period.  As of September 30, 2013, the balance of unvested compensation cost expected to be recognized is $35,000 and is recorded as a reduction of stockholders’ equity.  As of December 31, 2012, the balance of unvested compensation cost expected to be recognized was $80,000 and is recorded as a reduction of stockholders’ equity.  The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through April 8, 2014).

During the year ended December 31, 2012, 7,000,000 shares of unvested common stock valued at $140,000 (previously included in deferred compensation) were cancelled or forfeited.

During the year ended December 31, 2012, an additional 3,750,000 shares of common stock valued at $75,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the nine months ended September 30, 2013, 500,000 shares of unvested common stock valued at $10,000 (previously included in deferred compensation) were cancelled or forfeited.

During the nine months ended September 30, 2013, an additional 1,750,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the nine months ended September 30, 2013, 4,250,000 shares of common stock were issued to consultants at $0.03 per share, 500,000 shares were issued to a consultant at $0.0248 per share and 2,000,000 shares were issued to a consultant at $0.0243 per share.  The unvested portion of the shares at September 30, 2013 (1,000,000 unvested shares) increased deferred compensation by $24,300.

                Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value.  There were none issued and outstanding at September 30, 2013 and December 31, 2012.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the period ended September 30, 2013 and 2012:

	3 Months Ending		9 Months Ending
	09-30-13	09-30-12	09-30-13	09-30-12
Loss from continuing Operations available to Common stockholders (numerator)	$(185,427)	$(15,107)	$(504,521)	$(649,755)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	533,549,034	423,667,400	466,440,698	419,411,013

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5– Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, except as follows:

In conjunction with the October 31, 2013 appointment of Tom O'Mara as a member of the Company's Board of Directors, the Board of Directors granted to Mr. O'Mara under our 2011 Equity Incentive Plan a stock option to purchase up to 500,000 shares of our common stock at an exercise price equal to $0.156 per share, which was the closing market price of our common stock on October 31, 2013 (i.e., the date of grant). The stock option vested immediately upon grant as to 300,000 shares, and will vest and become exercisable in two equal installments of 100,000 shares each on the second and third six month anniversary of the date of grant, provided, in each case, that Mr. O'Mara remains a director through such vesting date. The option has a  five-year term and will be on such other terms set forth in our standard form of stock option agreement for our non-employee directors.

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

B6 Sigma, Inc., a Delaware corporation (“B6 Sigma”), was incorporated in February 2010.  One member of our current management team worked at Technology Management Company, Inc., a New Mexico corporation (“TMC”), before leaving to form B6 Sigma. On September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the shareholders of B6 Sigma pursuant to which Framewaves acquired all of the issued and outstanding shares of B6 Sigma. Following the closing of the transactions contemplated by the share exchange agreement, B6 Sigma became our wholly owned subsidiary.

On December 31, 2011, the Company completed its acquisition of Sumner & Lawrence Limited (dba Sumner Associates) ("Sumner"), and La Mancha Company, New Mexico corporations incorporated in 1985 and 1982, respectively, under an Exchange Agreement and Plan of Reorganization dated as of December 10, 2011. La Mancha Company has since ceased all operations and has been dissolved.s

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and the operating company acquired in connection with the Reorganization; the term "Sumner" refers to Sumner & Lawrence Limited (dba Sumner Associates), a New Mexico corporation; and the terms the “Company,” “Sigma,” “we,” “us” and “our” refers to Sigma Labs, Inc., together with B6 Sigma, Inc. and Sumner & Lawrence Limited, our wholly owned subsidiaries.

Overview of Business

B6 Sigma is a company that specializes in the development and commercialization of innovative manufacturing and materials technologies. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our “In Process Quality Assurance™” or IPQA® technology. See further discussion of our IPQA® technology under the caption “Products and Services” included under Item 1 (“Business”), Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

We believe that our primary manufacturing quality control solutions technology, which we refer to as “IPQA®,” will redefine conventional manufacturing quality control practices primarily by embedding quality assurance protocols in real-time, in advanced manufacturing processes, thereby reducing the need for and cost of post-manufacturing quality control processes. The most promising application of IPQA® to new and emerging markets is for the monitoring and control of additive manufacturing, also known as 3D printing. This is particularly true for the 3D printing of metal components for parts in aerospace, automotive, defense, biomedical, and general industrial applications. Sigma Labs, Inc. has and continues to develop a suite of applications known as PrintRite3D® to address this rapidly growing and emerging market. As we previously announced, in April 2013, we entered into a Joint Technology Development Agreement with GE Aviation, an operating component of General Electric Company, to advance and implement in-process inspection technologies for additive manufactured metal jet engine components. In addition to PrintRite3D®, we have other related technologies under development to address other emergent needs of the 3D Printing metals market. PrintRite3D® is described in more detail below.

Although 3D printing is a rapidly expanding and emerging market, there are significant barriers which are holding back its rapid growth of 3D printing for metals in particular. First, the quality of 3D printed metals still varies significantly from day-to-day, from machine-to-machine, and from part-to-part. Therefore, a way of assuring the quality of 3D printed metal parts is needed. Second, the geometry of 3D printed metal parts can deviate from the desired shape due to thermal distortion caused by the high temperatures required to melt and fuse metal powders in order to form a part. Thus, a way of measuring and assuring the geometry of 3D printed metal parts is needed. Third, the current speed of 3D metal printing is too slow and therefore 3D metal printing for industries like automotive may not be cost effective until a higher speed or higher productivity metal printing solution is developed. PrintRite3D® addresses the quality and geometry of 3D printed metal parts by offering an in-process, real-time non-destructive inspection (NDI) of verifying part quality in real-time and part geometry in the near future. This helps to minimize the need for costly post-process inspections. We are exploring opportunities with potential strategic partners to develop technologies to address the third barrier described above relating to the current speed of 3D metal printing.

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Our management anticipates that the Company’s technology solutions will allow our clientele to combine advanced manufacturing quality control with innovative materials solutions to achieve breakthrough product potential in many industries including the following industries: aerospace, defense, oil and gas, biomedical prosthetic implants, sporting goods, and power generation. We are currently investigating and pursuing application of our PrintRite3D® and other technologies in some of these markets, and we anticipate growth in both the breadth and depth of these offerings in the future.

Regarding our dental technology, we entered into an exclusive marketing agreement, effective May 24, 2013, with Manhattan Scientifics, Inc. Under the agreement, we have granted Manhattan Scientifics, Inc., a company that operates as a technology incubator that seeks to acquire, develop and commercialize life-enhancing technologies in various fields, with emphasis in the areas of nanotechnologies and nanomedicine, the exclusive right to seek to identify prospective licensees and strategic partners for the purpose of commercializing our dental technology.

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

We anticipate that our primary business focus will continue to be in the (i) deployment and implementation of our PrintRite3D® technologies to all appropriate manufacturing businesses, and (ii) development and commercialization of related IPQA® breakthrough technologies and innovations in manufacturing and materials sciences. We will continue to expand our operations in this regard, including investigating additional opportunities for applications of our technology as well as undertaking further development efforts towards the commercialization of various technologies we have identified.

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

Moreover, some members of our management team and Board of Directors have worked at or with United States Department of Energy (“DOE”) national laboratories (including the Los Alamos National Laboratory (“LANL”) and Sandia National Laboratory (“SNL”)) over the last 30 years. Due to their work with the DOE, members of our management team and Board of Directors have developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

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

Results of Operations

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under the exclusive license agreement with Allotrope, and sales of two of our PrintRite3D® systems to a leading aerospace company for use for test and evaluation purposes with respect to 3D metal printing. During the three months and nine months ended September 30, 2013, we recognized revenues of $280,831 and $753,080, respectively, as compared to $456,369 and $650,094, respectively, in revenues that we generated during the same periods in 2012. The revenues we generated during the three months and nine months ended September 30, 2013 and 2012 were primarily generated from consulting services we provided to third parties during these periods. Our costs of service revenue for the three months and nine months ended September 30, 2013 were $159,367 and $395,846, respectively, as compared to $265,946 and $440,507, respectively, for the same periods in 2012.

Our general and administrative expenses for the three and nine months ended September 30, 2013 were $181,562 and $463,911, respectively, as compared to $142,921 and $470,509, respectively, for the same periods in 2012. Our payroll expenses for the three and nine months ended September 30, 2013 were $29,137 and $184,963, respectively, as compared to $62,712 and $264,212, respectively, for the same periods in 2012. Our expenses relating to non-cash stock compensation for the three and nine months ended September 30, 2013 were $96,500 and $213,200, respectively, as compared to $0 and $125,000, respectively for the same periods in 2012.

General and administrative expenses principally include operating expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net decrease in payroll expenses for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 is principally the result of the reduction in hours worked by employees of Sigma Labs.

We expect our general and administrative expenses to increase for the remainder of 2013 and in 2014 as we continue to actively pursue our business plans and increase our operations and marketing. Similarly, we expect our payroll and non-cash compensation expenses to increase as we grow our business.

Our net loss for the three and nine months ended September 30, 2013 decreased overall and totaled $185,427 and $504,521, respectively, as compared to $15,107 and $649,755, respectively, for the same periods in 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had $1,217,298 in cash and had a working capital surplus of $1,290,720, as compared with $150,071 in cash and a working capital surplus of $315,574 as of December 31, 2012. On July 18, 2013, we closed a private placement of our common stock, pursuant to which we received $1,200,000 from the sale of 120,000,000 shares of restricted stock.

We plan to generate revenues primarily by marketing and selling our advanced manufacturing quality control and materials technologies. However, for the period from our inception through September 30, 2013, we generated revenues and financed our operations primarily from consulting services we provided during this period and through private sales of Sigma Labs common stock.

We expect that our continued development of our “In Process Quality Assurance™” or IPQA® technology will enable us to commercialize this technology during fiscal 2014. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., manufacturing quality control and materials technologies, and through the use of proceeds from sales of our securities.

As of November 14, 2013, B6 Sigma has 3 active consulting contract with respect to which we expect to perform and generate up to $238,238 in revenues during the remainder of 2013, and Sumner has 2 active consulting contracts, which Sumner expects to perform and generate up to $50,000 in revenues during the remainder of 2013.

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

We have no credit lines or facilities as of November 14, 2013, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of November 14, 2013 and the revenues we expect to receive under our consulting agreements, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2014. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities.

Our general and administrative expenses are expected to increase as we seek to commercialize our IPQA®-related technologies, and we may have to incur additional marketing expenses to further bring exposure to our business plan. Despite our sale of $1,200,000 of restricted common stock during July, 2013, we anticipate having to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders to fulfill our business plans. There is no assurance that we will be successful in obtaining additional funding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 12, 2013, we issued to a consultant 500,000 shares of our common stock for services to be rendered valued at $31,500 or $0.063 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective August 31, 2013, Vivek Dave, Ph.D., resigned as Executive Vice President and as a director of the Company. Dr. Dave's resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Concurrently with Dr. Dave's resignation, Dr. Dave was appointed as the Company's Chief Scientist and a member, together with Damon Giovanielli, a director of the Company, of the Company's Technical Advisory Board, which was recently established to advise and consult with the Board of Directors and management of Sigma Labs with respect to technical and engineering matters relating to the Company's operations.

Effective June 1, 2013, we entered into an amendment to our consulting agreement with Monica Yaple, the Company's Chief Financial Officer/Treasurer, to extend the expiration date of the consulting agreement to May 31, 2014 and to increase our maximum financial obligation to Ms. Yaple during the term of the agreement from $108,675 to $177,184.

ITEM 6. EXHIBITS

10.1	Form of Subscription Agreement between participants in July 2013 private placement and Sigma Labs, Inc.(1)

10.2	Amendment to Consulting Agreement, effective June 1, 2013, between Sigma Labs, Inc. and Monica Yaple.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)   Previously filed as an Exhibit to the Company’s Form 10-Q filed on August 14, 2013 (033-02783-S) and incorporated herein by reference.
*      Filed herewith.
**   Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

November 14, 2013	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

