Form 10-K
period 2013-12-31
SIGMA LABS, INC.
filed 2014-03-31
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

 or

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,081,116.

The outstanding number of shares of common stock as of March 31, 2014 was 603,891,061.

Documents incorporated by reference: None.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2013

INDEX

PART I		3

ITEM 1.	BUSINESS.	3
ITEM 1A.	RISK FACTORS.	19
ITEM 1B.	UNRESOLVED STAFF COMMENTS.	16
ITEM 2.	PROPERTIES.	17
ITEM 3.	LEGAL PROCEEDINGS.	17
ITEM 4.	MINE SAFETY DISCLOSURES.	17

PART II		17

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.	17
ITEM 6.	SELECTED FINANCIAL DATA.	18
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	18
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	18
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	21
ITEM 9A.	CONTROLS AND PROCEDURES.	21
ITEM 9B.	OTHER INFORMATION	21

PART III		22

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.	22
ITEM 11.	EXECUTIVE COMPENSATION.	24
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	25
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	26
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.	27

PART IV		27

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	27

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

 Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Sigma conducts substantially all of its operations through B6 Sigma.

PART I

ITEM 1.	BUSINESS.

Summary

B6 Sigma is a technology company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies. It is the belief of our management that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing process in real time. In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants and power generation.

Certain members of our team at B6 Sigma are uniquely qualified scientists with broad backgrounds in manufacturing and materials technologies. In the past, these members have worked with some of the largest defense contractors in the world, in such varied projects as next-generation manufacturing systems, advanced reactive munitions, nuclear weapons stewardship programs, and naval nuclear reactor programs.

 Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and eventual commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the 3D Printing industry, which technologies are described elsewhere in this Annual Report on Form 10-K. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; and (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	Aerospace and defense manufacturing;

•	Oil and Gas manufacturing;

•	Bio-medical manufacturing; and

•	Automotive manufacturing.

We expect to generate revenues primarily by selling or licensing our manufacturing and materials technologies. We expect that our continued development in fiscal 2014 of our “In Process Quality Assurance™” or “IPQA® technology will enable us to commercialize this technology in the remainder of 2014. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under our exclusive license agreement entered into in April 2013 with Allotrope Sciences Corporation, as described below. Since its inception, B6 Sigma has generated revenues primarily from engineering consulting services it provides to third parties.

Our board of directors and management comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets. These individuals collectively possess over 100 years of experience working in the advanced manufacturing and materials technology space. As such, we believe we possess the resident expertise to provide engineering consulting services to other companies regarding their manufacturing operations, or to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original input material, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such engineering consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

Additionally, some members of our management team have worked at or with United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the last 20 years. Due to their work with the DOE, members of our management team have developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

Sumner & Lawrence Limited (dba Sumner Associates), a wholly-owned subsidiary of Sigma, was acquired in December 2011 and is a private consulting company that provided services to the public and private sector. Sigma Labs plans to dissolve Sumner Associates during fiscal 2014 as the number of Sumner Associates' contracts has been reduced in the past two years due to, among other things, changing funding climates within the DOE. La Mancha Company, which Sigma Labs also acquired in December 2011 and was engaged in a similar line of business as Sumner Associates, has ceased all operations and has been dissolved.

EARLY STAGE TECHNOLOGY COMMERCIALIZATION AND MARKET POSITIONING

Since our inception, we have made tremendous progress in bringing early stage technology from scientific concept and curiosity to practical reality, as described below.

1. In-Process Quality Assurance™ (IPQA®) for Additive Manufacturing. We believe that "additive manufacturing" ("AM"), more popularly known as 3D Printing ("3DP"), will significantly impact the manufacturing landscape and revolutionize 21st century industry. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. As a result of AM, parts can go straight from computer designs and 3D computer models to actual, physical parts in a single step. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts and this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is currently a “black art” with limited applications, Sigma is developing its IPQA® technology into a breakthrough hardware and software suite of products for AM known as PrintRite3D®, which we expect will fully address some these shortcomings and enable metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity. PrintRite3D® comprises a suite of software modules that address the three fundamental problems facing AM or 3DP today, namely: assuring the quality of the product; assuring the as-built geometry of the product; and, increasing the productivity or speed of the AM process.

2. Biomedical Implant Technology. Biomedical implants have greatly improved the quality of life for millions of individuals around the globe. There is a constant search for new technologies which will make implants easier to use, less painful, and easier to integrate into the body. Leveraging decades of Cold War technology, our scientists and engineers have developed an innovative, patent-pending surface treatment that appears to significantly cut down the healing time, reduce the pain and swelling, and reduce the chances for infection associated with implants. The results of our pre-clinical trials in Canada of treated dental implants in human patients so far have shown a remarkable improvement in biointegration time – these treated implants appear able to fully integrate with the human jaw in a period of 4 weeks as opposed to the more typical 8-12 weeks or longer. Also, we’ve concluded protein absorption studies at Sandia National Lab and the results appear to indicate that treated dental implants with our patent-pending surface technology absorb proteins more readily than untreated dental implants. As such these results appear to support the pre-clinical trials work that was conducted in Canada. The Company does not currently have the resources to continue its commercialization efforts of such technology without the assistance of a partner or licensee.

3. Advanced Munitions Technology. Current global conflicts around the globe point to the perpetual need for new technology in our fight against those organizations, countries, and non-nations state aggressors who would harm the vital interests of the United States. Increasingly, there is a shift towards the use of precision strike capability. In urban centers, our troops wish to engage the enemy without harming innocent civilians. Also, the undeniable trend towards the use of drones, UAVs, and UAS systems requires new classes of weapons and munitions that pack a significant punch but with far lower weight. Current munitions have up to 70% steel by weight, which does not release any energy and causes significant collateral damage to innocent bystanders. The Company has developed and demonstrated at a working prototype level several classes of energetic materials which have structural strength until impact, and then release energy into the target without generating dangerous shrapnel which could fly out of the explosion zone. The Company believes that this selective munitions technology, if commercialized, will enable our forces to engage the enemy without harming civilians and will enable drones to have new strike capabilities. Additionally, our technology could be used for specialized bullets that multiply the force of smaller caliber rounds. For example, our Bonded Advanced Munitions (BAM™) reactive metals technology could give an M-16 round the punching power of a much larger caliber round and could have steel penetrating capability plus energy release on target or increased behind-armor effects in an otherwise insensitive munitions.

A detailed description of our three technologies follows.

Next-Generation Quality Assurance Solutions for Additive Manufacturing

The Market

An area of increasing interest in the manufacturing world is AM or 3DP. AM is a method of producing functional parts directly from computer design files without any tooling or other processing.

The total AM market size is estimated to reach approximately $6 billion by 2017 and $10.8 billion by 2021 according to Wohlers 2013 Annual Report. Metal parts are a rapidly growing segment of this overall market space as AM or 3D printing moves from just making models to making actual, fully functional parts. Large firms such as Honeywell Aerospace, General Electric Aviation (GEA) and Boeing Aircraft Company have seen AM as an enabling process for many components. GEA has foreseen that up to 50 percent of its aero-engine parts will be made by AM by 2016 and has sought to remove 1,000 lb from its current 4,000 lb engines by 2020. Further, both GE and Honeywell have made known their dissatisfaction with the inconsistency of the AM process from part-to-part and from machine-to-machine (MIT Technology Review, January/February Issue 2012). We believe that companies such as GE and Honeywell cannot achieve these ambitious weight reduction goals without new quality assurance and control technologies for metal AM parts because current quality control methods are not sufficient to allow cost-effective manufacturing of safety- and performance-critical metal parts. We believe that our PrintRite3D® technology would directly address this shortcoming for metal parts and allow such AM applications to move forward. As noted below, we are providing consultant services to GEA and Honeywell Aerospace to assist in these goals.

As further evidence of the demand for new quality control methods for safety-critical additive manufacturing, the US Navy’s Chief Scientist, W.E. Frazier, commented that the need for real-time quality monitoring and control is essential to achieving the Navy’s goals for additive manufacturing. This is precisely the technology that would be provided by our PrintRite3D® technology. There is currently a very limited supplier base providing high value-added, performance and safety critical metal parts including the OEM captive job shops. We believe that none are currently capable of addressing the issue of real-time quality control. Our PrintRite3D® is currently a market leader in this area.

The Company has ongoing contracts that include a project with Honeywell Aerospace funded by the Defense Advanced Projects Agency ("DARPA") on the application of our PrintRite3D® to performance-critical AM metal parts. This project is vitally important because it provides an early opportunity to demonstrate how our In-Process Quality Assurance™ technology or PrintRite3D® will reduce unnecessary post process inspection costs and improve quality for AM of highly critical aerospace metal components. Also, B6 Sigma was a participant on a GEA led team of companies and universities, which were recently awarded a research contract by the National Additive Manufacturing Innovation Institute (“NAMII” or AmerciaMakes) titled, “In-Process Quality Assurance™ for Laser Powder Bed Production of Aerospace Components“. The contract has the stated objective of maturing the In Process Quality Assurance™ (IPQA®) technology for aerospace applications by leveraging a development approach incorporating multiple AM OEM machines, multiple superalloys, and multiple product intent aerospace components. Lastly, we are part of a large research team, led by the Edison Welding Institute, to be awarded a grant funded by the National Institute of Standards ("NIST") to ensure that quality parts are produced and certified for use in products made by a variety of industries and their supply chains. The emphasis is on providing tools needed for additive manufacturing applications to progress from prototype to market-ready.

Technology and Competitive Advantage

Sigma Labs appears positioned to provide the AM market a product offering for real-time quality assurance and control based on our core competency in real-time monitoring and control called PrintRite3D®. Our IPQA®-enabled PrintRite3D® technology appears ideally suited to meet the needs of AM at this critical juncture in its development. Our technology will allow AM to be used during manufacturing of safety-critical or performance-critical metal parts, such as used aerospace and defense. Currently, these applications are difficult because the part quality cannot be completely guaranteed, and using inspection after manufacturing is difficult, costly and does not find all defects of concern. Therefore, we believe that PrintRite3D® will be a vital enabler for AM to realize its full potential. Sigma has unique offerings in this field. Furthermore, as a greater number of these AM applications could be cloud-based, the PrintRite3D® technology is fully compatible with highly networked, cloud-based implementation – subject to the data and intellectual property restrictions which may be imposed by some companies for competitive reasons.

We believe that Sigma Labs' unique process know how and trade secrets of IPQA® for AM, and a U.S. patent award for monitoring and control for processes specifically including AM, along with its PrintRite3D® technology has uniquely positioned Sigma to be a leader in the market space for quality assurance technologies for AM. Our proven and sophisticated analysis software has been demonstrated and tested at many manufacturing sites around the world which has validated the PrintRite3D® INSPECT and SENSOR PAK modules. In addition, Sigma has strategic relationships with experienced aerospace companies in North America that are assisting in the validation of our PrintRite3D® suite of modules.

Lastly, on April 10, 2013 Sigma Labs signed a Joint Technology Development Agreement ("JTDA") with General Electric Aviation to advance and implement in-process inspection technologies for additive manufactured jet engine components.

Business Model

Sigma Labs' management believes the concept would entail utilizing our innovative sensing and process monitoring, quality assurance and control technologies to develop integrated and interactive systems of in-process inspection, feedback, data collection and critical analysis. Such systems would benefit users comprising AM OEM equipment manufacturers, aerospace, defense, and biomedical OEMs, as well as other high-margin and high-volume OEM producer of parts such as oil and gas and automotive, respectively. Sigma Labs has beta-versions of the following product offerings available:

•	PrintRite3D® INSPECT™ – software which verifies quality layer by layer, mm2 by mm2.

•	PrintRite3D® SENSOR PAK™ – the auxiliary sensor and hardware kit that sits on every AM machine to collect the data to drive the software.

Other software modules are either in development or envisioned as complementary product offerings, they are:

•	PrintRite3D® DEFORM™ – software which assures the as-built geometry.

•	PrintRite3D® THERMAL™ – software which predicts the thermal profile in the part.

We envision a business model comprising either direct PrintRite3D® product sales with supporting engineering services or engineering services wherein we use our own PrintRite3D® products to solve customer specific quality assurance problems. The target markets would be end users having an AM machine capable of making metal parts as well as AM software and equipment OEMs. PrintRite3D® system sales are designed to run on different machine platforms allowing us to maximize our product offering to the entire AM metal market. Also, in conjunction with our JTDA with GE Aviation, we envision PrintRite3D® being used in the manufacture of fuel nozzles for GE's newest jet engine - the LEAP engine. Including our PrintRite3D® technology as part of GE Aviation’s quality control model should provide the necessary "objective evidence of compliance" required by their customer (the F.A.A.) to ensure production quality and process reliability. Further, a possible extension of our business model would allow for manufacturers of performance and safety-critical components to use our products and services as part of a ‘click charge’ for every part made using our PrintRite3D® technology. We also envision a license and royalty aspect to our business model for AM OEM equipment makers wishing to embed our PrintRite3D® technology into new and existing AM machines worldwide.

We believe another much needed area for AM metal parts manufacturing is in software “Apps” for reducing design and development cycle times, saving the end customer time and money. These Apps could utilize the Cloud as the future of AM is moving towards data files and part data being stored in and downloaded from Cloud-based resources. We therefore envision extending our competitive advantage in the future by further developing and offering a PrintRite3D® CAD suite of Apps which would be specifically developed to improve part designs and significantly reduce traditional trial and error design approaches for features such as distortion control.

By combining the AM manufacturing capability of a leading aerospace company with Sigma’s real-time nondestructive inspection technology, a unique product offering (systems package) will be available to OEMs and end-users. After installing Sigma’s PrintRite3D® inspection systems, a database systems package will be actively marketed to OEM’s and principal end users. Finally, ‘user’ advisory groups could be formed to facilitate exchange of information, needs, new developments, etc. utilizing ever-green, annual contracts.

To summarize, Sigma Labs is a small, high-technology company focusing on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part.

Biomedical Prosthetics, Implants and Munitions Technologies: Next Generation

The Company also has also dental and munitions technologies. If we identify suitable licensees or commercialization partners with respect to these technologies, we expect to limit our activities in these areas to marketing assistance.

In April 2013, Sigma Labs entered into an exclusive license agreement with Allotrope Sciences Corporation ("Allotrope"), pursuant to which we granted Allotrope rights to market and sell Sigma Labs' ARMS™ and BAM™ technologies to U.S. and Foreign Government customers. Allotrope is obligated to pay specified license fees and low single digit royalties on sales relating to the licensed patents. The initial term of the agreement is five years, unless sooner terminated as provided in the agreement, which may be renewed by Allotrope for up to three additional periods of one year each after the expiration of the initial term. Additionally, Allotrope may consider sales to system integrators requiring enhancements to current weapons systems where it makes business sense.

We are seeking and have not yet identified nor may not be successful in identifying a credible commercialization partner for our biomedical prosthetics and implant technology.

Recent Developments (in reverse chronological order)

On January 23, 2014, we announced that B6 Sigma was a participant on the winning team of companies and universities to be awarded an "America Makes" additive manufacturing research project from The National Additive Manufacturing Innovation Institute ("NAMII") for Sigma Labs’ proprietary In-Process Quality Assurance™ (IPQA®) System for monitoring of additive manufacturing (AM) and 3DP.

On January 14, 2014, we announced the completion of a $3,500,000 private placement of 43,750,000 shares of common stock, and a nine-month warrant to purchase up to 14,259,259 shares of common stock at an exercise price of $0.15 per share.

On December 26, 2013, we announced that we delivered two of our PrintRite3D® quality assurance systems for 3D metal printing to a leading aerospace company.

On December 23, 2013, we announced the development by Sigma Labs of technology to support a low-cost, 3D metal printer based on arc welding technology.

On November 18, 2013, we announced that we extended our contract with Honeywell Aerospace, a division of Honeywell International (NYSE: HON), to include enhancements to further demonstrate the capabilities of Sigma Labs' PrintRite3D® technology.

On November 14, 2013, we announced that we obtained the complete assignment interest in our critical patent on advanced dental implant technology.

On September 24, 2013, we announced that B6 Sigma was a participant on the winning team of companies, universities and national laboratories to be awarded a grant of $5 million by the U.S. Department of Commerce's National Institute of Standards and Technology. The emphasis of the team's research is on providing tools needed for additive manufacturing applications to progress from prototype to market-ready.

On May 7, 2013, we announced that we were awarded a contract from a Fortune 100 company who is one of the world's leading suppliers of power generation systems for land-based gas turbines.

On April 10, 2013, we entered into a Joint Technology Development Agreement with- GE Aviation to advance and implement in-process inspection technologies for additive manufactured jet engine components.

On April 10, 2013, we announced that we signed the licensing agreement with Allotrope Sciences, Corp. to market and commercialize Sigma Labs’ innovative reactive munitions technologies – ARMS™ and BAM™.

On February 6, 2013, we announced that we filed a provisional patent application that will enable rapid process qualification and part certification for 3D Printing of critical metal parts.

On January 14, 2013, we announced that we were awarded two U.S. Patents. The first award is for a new class of reactive material known as ARMS - Advanced Reactive Materials and Structures. The second patent award was for Sigma Labs' BAM - Bonded Advanced Munition - technology.

COMPETITION

We believe our technologies will be beneficial to several industries, including aerospace, defense, oil and gas, prosthetic implants, and power generation. However, developments by others may render our current and proposed technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize certain technologies that we have identified for commercialization. Other general external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures.

 We anticipate some of our principal competitors in the United States will include Aerojet Ordnance, General Dynamics Ordnance and Tactical Systems, Alliant Techsystems Inc. and Energetic Materials and Processes, Inc., both of which are businesses focused on developing materials technology solutions in the advanced munitions market; and Straumann AG, BioMet 3I, Keystone Dental, HiOssen Dental, and companies that specialize in developing dental implants that heal rapidly; and, AM OEM equipment manufacturers like EOS, Concept Lasers and SLM; and third party solution providers like IMPACT Engineering, Inc, Computer Weld Technology, Inc. and Vibrant Corporation that specialize in designing and manufacturing automated welding equipment and quality control monitoring devices used in industrial applications. Most of these competitors have significantly greater research and development capabilities than we do, as well as substantially more sales, marketing and financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

 Intellectual Property

We regard our trademarks, domain names, trade secrets, in-licensed technologies, process knowledge, and other intellectual property as critical to our success. We rely on trademark and other intellectual property law, and confidentiality agreements and license agreements with employees, partners, and others to protect our intellectual assets. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology, in addition to filing a new patent application pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. There is no guarantee that the patents for which we have applied will offer adequate protection under applicable law.

 Government Regulation

 Our business activities are subject to a variety of federal, state and local laws and regulations These regulations are aimed at preventing the inadvertent disclosure of munitions related data or the export of technical knowledge to foreign countries. The work we do with governmental units may also be subject to laws respecting the confidentiality of any classified or national security information we receive during the course of our activities under any government contract.

 Additionally, with respect to our work with government agencies, our sales are driven by pricing based on costs incurred to produce products or perform services under contracts with the U.S. government. U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulations and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to suspension or debarment from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

 Employees

As of March 31, 2014, B6 Sigma, Inc. employs three full-time employees and one part-time employee. B6 Sigma is actively searching for additional, qualified administrative and engineering staff to support its expanding operations in the area of IPQA® for additive manufacturing.

Corporate Information

 Framewaves, Inc., a Nevada corporation ("Framewaves"), was incorporated in December 1985 as “Messidor Limited.” In December 2000, the corporation’s shareholders approved a name change to “Framewaves, Inc.” At the same time, the shareholders also approved the acquisition of Corners, Inc., a Nevada corporation, which was originally intended to be used as an operating subsidiary as part of the corporation’s business strategy to actively pursue the custom framing business. Ultimately, the corporation decided to pursue a different business opportunity.

As previously reported, on September 13, 2010, Framewaves entered into a share exchange agreement with B6 Sigma and the holders of all of the issued and outstanding capital stock of B6 Sigma. In connection with the closing of the transactions contemplated under the share exchange agreement, the shareholders of Framewaves approved a 150:1 forward stock split, and, on September 27, 2010, we changed the name of the corporation to “Sigma Labs, Inc.” Additionally, following completion of such reorganization, B6 Sigma became a wholly owned subsidiary of the Company.

 B6 Sigma was incorporated in February 2010.  One member of our current management team worked at TMC before leaving to form B6 Sigma. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology.

 Our principal executive offices are located at 100 Cienega Street, Suite C, Santa Fe, New Mexico 87501, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. We do not incorporate the information on our website into this annual report, and you should not consider such information part of this annual report.

ITEM 1A.	RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in statements made by us or on our behalf in filings with the SEC, press releases or communications with investors and others. Any or all of our statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this annual report or our other public statements.

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

 Because we have had a little under four years of operations, we face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations. These uncertainties include establishing our internal organization structure, developing our brand name, raising capital to meet our working capital requirements and developing a customer base, among others. If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

 The Company’s audited financial statements express substantial doubt about its ability to continue as a going concern.

 Our audited financial statements for the period ended December 31, 2013, have been prepared assuming that it will continue as a going concern. However, our auditors have expressed substantial doubt about our ability to continue as a going concern because as of the date of the audited statements, we had generated limited revenues and had not achieved profitable operations. The Company’s ability to continue as a going concern is subject to its ability to finance its operations by generating and sustaining profits and/or obtaining necessary funding from outside sources. We have only recently commenced operations, and expect to continue to experience significant losses in the foreseeable future. There can be no assurance that we will ever achieve (or sustain) profitability, or successfully secure outside financing. Accordingly, there can be no assurance about our ability to continue as a going concern.

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

We currently have no Chief Financial Officer (“CFO”) and it is unlikely we will hire a CFO in the near future due to the expense of employing a CFO and our limited capital resources. Monica Yaple is a consultant working as our Treasurer and she also presently acts as our principal accounting officer. Due to our limited internal organizational structure, our financial controls may be ineffective. Accordingly, unless we obtain the services of a qualified CFO, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements. Such regulatory requirements include, among others, certifications and protocols set forth in the Sarbanes Oxley Act of 2002 and related laws and regulations governing accounting, and financial and auditing standards and practices designed to ensure accurate and transparent financial information regarding the financial health and prospects of companies.

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

We are subject to government audits and our failure to comply with applicable laws, regulations and standards could subject us to civil and criminal penalties and administrative sanctions.

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

 We are dependent on our President and Chief Executive Officer, and other key personnel, the loss of which could harm our business.

 The Company depends on Mark Cola, its President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm the Company’s business and significantly delay or prevent the achievement of business objectives. In addition, our delivery of services will be labor-intensive: when the Company is awarded a government contract, we may need to quickly hire project leaders and case management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Our success in part depends on the Company's ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we will be required to prosecute and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology, in addition to filing a new patent application pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Prosecuting infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put the Company’s patent applications at the risk of not issuing. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

 As of March 31, 2014, our directors and executive officers beneficially owned approximately 6.15% of our outstanding common stock. These shareholders, if they act together, may be able to direct the outcome of matters requiring approval of the shareholders, including the election of our directors and other corporate actions such as:

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

On October 1, 2013, we renewed our lease with Russ Hedrick dba Hedrick Group LLC for our office space located at 100 Cienega Street, Santa Fe, New Mexico 87501 for a term of one year. The office space consists of 1,348 square feet. Our monthly rent expense under the lease is $3,000.

On October 21, 2013, we renewed our lease commencing on November 1, 2013 for our development lab space located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, unit A201-202. Such property is leased at a monthly rate of $755, and consists of 807.2 square feet. The term of the lease expires on October 31, 2014.

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

 Market Information

Our common stock is quoted for trading on the OTC Bulletin Board under the symbol “SGLB.” Trading in our common stock during 2012 and certain periods of 2013 has been extremely limited. Additionally, during 2012, there were many days in which no shares were traded. While trading increased in our stock in 2013, that trading was sporadic.

 The following table sets forth the range of closing prices for our common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2013	High Bid	Low Bid
First Quarter	$0.048	$0.0125
Second Quarter	$0.053	$0.02
Third Quarter	$0.135	$0.037
Fourth Quarter	$0.276	$0.094

Fiscal Year Ended December 31, 2012	High Bid	Low Bid
First Quarter	$0.009	$0.0035
Second Quarter	$0.01	$0.0055
Third Quarter	$0.03	$0.0056
Fourth Quarter	$0.019	$0.009

Shareholders

As of March 31, 2014, there were approximately 565 holders of record of our common stock based on information provided by our transfer agent.

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

 Securities Authorized For Issuance Under Equity Compensation Plans

 The following table contains information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans Approved by Security Holders:

2011 Equity Incentive Plan(1)	0	0	1,375,000

2013 Equity Incentive Plan(2)	0	0	30,000,000

(1) On March 9, 2011, the Company's Board of Directors approved the Company's 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2013, the Company issued an aggregate of 29,625,000 shares of the Company's common stock, subject to restrictions, pursuant to the Company's 2011 Equity Incentive Plan.

(2) On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant "incentive stock options" and "non-qualified stock options", grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. A total of 30,000,000 shares of common stock of the Company are reserved for issuance under our 2013 Equity Incentive Plan. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2013, the Company issued no equity awards under the 2013 Equity Incentive Plan.

Recent Sales Of Unregistered Securities

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

Results Of Operations

 Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

 We expect to generate revenues primarily under our engineering consulting services contracts to businesses that seek to improve their production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. During the fiscal year ended December 31, 2012, B6 Sigma and Sumner generated $986,499 in revenues, as compared to $1,071,439 in revenues that were generated by B6 Sigma and Sumner during the fiscal year ended December 31, 2013 ("fiscal 2013"). The revenues we generated during fiscal 2012 and fiscal 2013 were primarily generated from engineering consulting services we provided to third parties during these periods.

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

 In fiscal 2013, B6 Sigma along with Sumner Associates generated $1,071,439 in revenues from consulting and other contracts. Specifically, we generated:

•	$25,000 in licensing fees from Allotrope Sciences Corporation;
•	$124,681 in revenues in conjunction with consulting contracts with General Electric (GE) Energy, concerning application of our IPQA technology for development of next-generation repair technology for land-based gas turbine components;
•	$109,096 in revenue in conjunction with sales of our PrintRite3D systems to General Electric (GE) Aviation for test and evaluation purposes associated with the production of metal additively manufactured parts;
•	$207,579 in revenues in connection with consulting contracts with Honeywell International, Inc. concerning the application of our PrintRite3D® technology to the development of next-generation manufacturing technology of additively manufactured metal aero-engine components;
•	$21,700 in revenues in connection with an on-site engineering needs assessment to Alcoa Howmet to determine the feasibility of demonstrating our IPQA® technology on core breakage during investment casting;
•	$469,297 in revenues in connection with consulting contracts with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition;
•	$65,505 in revenues in connection with a follow-on consulting contract with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition; and
•	$48,581 in revenues in connection with a contract with Sandia Laboratories to supply scientific consulting services

Our general and administrative expenses for fiscal 2013 were $724,223, as compared to $649,926 in fiscal 2012. Our payroll expenses for fiscal 2013 were $247,619, as compared to $326,242 for fiscal 2012. Our expenses relating to non-cash compensation for fiscal 2013 were $258,400, as compared to $141,500 for fiscal 2012.

General and administrative expenses principally include organizational expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses, payroll expenses and non-cash compensation expenses in fiscal 2013 as compared to fiscal 2012 is principally the result of increased outside services costs offset by decreased payroll obligations and increased incentive compensation associated with our operations. The Company incurred $258,400 of non-cash compensation expenses during 2013, $35,000 of which was the result of the vesting of 1,750,000 shares of the 20,000,000 shares of Company common stock, subject to restrictions, issued to five of our employees pursuant to the Company’s 2011 Equity Incentive Plan. The other $223,400 was noncash compensation paid to consultants during 2013.

We expect our general and administrative expenses to increase during the remainder of 2014, as we continue to actively pursue our business plans, develop our technology, and increase our operations and marketing. We expect our payroll and non-cash compensation expenses to increase as we continue to grow our business.

Our net loss for fiscal 2013 increased overall and totaled $734,117, as compared to $685,566 for fiscal 2012. This increase in fiscal 2013 is primarily the result of the impaired loss of $87,340 and the increased revenue and decreased payroll expenses which outweighed the increased general & administration expenses and non-cash compensation expenses related to our operations.

Liquidity And Capital Resources

As of December 31, 2013, we had $992,448 in cash and a working capital surplus of $1,180,973, as compared with $150,071 in cash and a working capital surplus of $315,574 as of December 31, 2012. On January 10, 2014, in a private offering with an accredited investor, we sold an aggregate of 43,750,000 shares of our common stock for aggregate net proceeds of $3,301,000, after deducting fees and expenses relating to the offering. In connection with the purchase and sale of the shares, we issued the investor a warrant to purchase up to 14,259,259 shares of our common stock, at an exercise price of $0.15 per share. The warrant has a term of nine-months from the date of issuance (i.e., January 10, 2014). We also issued a warrant to a consultant to purchase up to 2,187,500 shares of common stock at $0.08 per share exercisable for a two-year period.

We plan to obtain additional funding through private sales of equity and/or debt securities.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through fiscal 2013, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period and through private sales of our common stock.

We expect that our continued development in fiscal 2013 of our IPQA ® will enable us to commercialize this technology in the remainder of 2014 and 2015. However, until commercialization of such technologies, we plan to fund our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality assurance technologies, and through the use of proceeds from sales of our securities.

Our revenues have increased on a consolidated basis as a result of consulting contracts to which B6 Sigma and Sumner are parties. As of March 31, 2014, B6 Sigma has two active consulting contracts with respect to which we expect to perform and generate up to approximately $266,000 in revenues in fiscal 2014. Management decided in March 2014 to discontinue servicing the contract previously held by Sumner.

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

We have no credit lines or facilities as of March 31, 2014, nor have we ever had a credit facility since our inception.

Based on the funds we have as of March 31, 2014 and the proceeds that we expect to receive under our consulting agreements and from private offerings of the Company's stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses during 2014. Until we are able to generate significant revenues from sales of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts of B6 Sigma, and proceeds received from sales of Sigma Labs' securities.

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

 Management’s Annual Report on Internal Control Over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

 There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Effective, October 31, 2013, Tom O'Mara was appointed as a member of the Board of Directors of the Company. Effective December 31, 2013, Damon Giovanielli resigned as a director of the Company. Effective February 20 and 21, 2014, Allen Mason resigned as interim Chairman of the Board of Directors and as a director, respectively. Neither Messrs. Giovanielli’s nor Mason’s resignation was the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

 The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2014.

Name	Age	Position
Mark Cola	54	President, Chief Executive Officer, Chief Operating Officer and Director
Michael Thacker Monica Yaple Tom O'Mara	77 34 77	Secretary and Director Treasurer Director

Each director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Business Experience of Directors and Management

The following describes the significant business experience of our directors and executive officers:

  Mark Cola was appointed as Chief Executive Officer of the Company on September 20, 2012 and President, Chief Operating Officer and a director of the Company in September 2010. From June 2006 through April 2010, Mr. Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation.  In addition, Mr. Cola has over 30 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory at which he held various technical and managerial positions including team leader and group leader of the welding and joining section as well as an advanced manufacturing technology group, respectively. He has also worked as a Research Engineer at Edison Welding Institute and for Thermadyne’s Stoody Division, a leading manufacturer of wear-resistant materials.

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

Our board of directors believes that Mr. Cola is qualified to serve as a member of the board because of Mr. Cola's extensive prior experience as a manager of a number of engineering companies and his scientific and academic qualifications as well as his expertise in matters pertaining to the operation of manufacturing and technology companies.

Monica Yaple was appointed as Treasurer of Sigma Labs on September 20, 2012, and served as Chief Financial Officer from September 20, 2012 until January 2014. Ms. Yaple is a Certified Public Accountant and has been providing accounting and consulting services for Sigma Labs since January, 2012. Ms. Yaple has been practicing public accounting in New Mexico since 2001, and became a CPA in 2003. She spent five years with Accounting & Consulting Group, a New Mexico regional public accounting firm. She then was a partner of Griego Professional Services, an Albuquerque public accounting firm, for six years. She is currently the sole owner of her own firm, Monica Yaple, CPA, where she provides accounting and consulting services for a variety of clients. Ms. Yaple graduated from Hardin-Simmons University with a BBA degree in Accounting.

Michael Thacker was appointed as a director of Sigma Labs on May 4, 2012 and as Secretary on September 20, 2012. Mr. Thacker also serves as a director and Secretary for Sumner Associates, a wholly-owned subsidiary of Sigma Labs. Mr. Thacker has over 40 years of experience in marketing, sales, management, computer and earth science technology. Mr. Thacker’s career includes employment by IBM, the A.C. Nielson Co., and Dun and Bradstreet. Mr. Thacker graduated from Stanford, the Colorado School of Mines, and served as a reserve officer in the U.S. Army/Artillery.

Our board of directors believes that Mr. Thacker is qualified to serve as a member of the board because of Mr. Thacker's extensive prior experience as a director of technology companies and his scientific and academic qualifications.

Tom O'Mara was appointed as a director of Sigma Labs on October 31, 2013. Mr. O'Mara has over 45 years of financial and management experience. He has served as President and as a director of many nationally prominent companies, such as Bell & Howell, a provider of document processing, microfilmers, scanners, and financial services, of which he held from 1976 until 1985 a number of positions, including Group President, and he was responsible for the company's global audio-visual businesses and Optics Division. Mr. O’Mara also held a position at Bridge Products, Inc. where he served as President and COO from 1985 to 1987. Mr. O'Mara also is the founder and owner since 1992 of O'Mara Partners, a general management consulting company specializing in creating operational strategies to deal with change.

Mr. O'Mara' significant experience in management and finance has led to the conclusion that he should serve as a director of the Company.

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

Code of Ethics

 Our Board of Directors has adopted a code of ethics that applies to our officers, directors and employees (“Code of Ethics”). A copy of our Code of Ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Sigma Labs, Inc., 100 Cienega Street, Suite C, Santa Fe, New Mexico 87501.

 Nominations of Directors

 There are no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

 Board Committees

 Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTC Bulletin Board under the symbol “SGLB.” The OTC Bulletin Board does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of March 31, 2014, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees.

Technical Advisory Board

On August 26, 2013, the Company established a Technical Advisory Board to advise and consult with the Board of Directors and management of Sigma Labs with respect to technical and engineering matters relating to the Company's operations. The following individuals are members of the Technical Advisory Board: Dr. Vivek Dave (Chairman), who is the Company's Chief Scientist; Allen Mason, former interim-chairman of the board of directors of the Company; Jim Williams, who serves as faculty emeritus of the Department of Materials Science & Engineering at The Ohio State University, Damon Giovanielli, a former director of the Company; and Chuck Farrar, who serves as the Director of the Engineering Institute at the Los Alamos National Laboratory.

Finance Committee

On October 31, 2013, the Company established a Finance Committee to advise and consult with the Board and management from time to time regarding prospective strategic transactions, including financing transactions. The following individuals are members of the Finance Committee: Mark Cola; Tom O'Mara; and Erin Basta, Sigma Labs' Operations Manager.

ITEM 11.	EXECUTIVE COMPENSATION.

 The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his or her resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control. The Company has not entered into any written employment agreements, change-of-control, severance or similar agreements with any of our directors or executive officers.

 Summary Compensation Table.

 The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2012 and 2013 of the person who served as our principal executive officer during the fiscal year ended December 31, 2013 (the "named executive officer”).  No other executive officers of the Company earned annual compensation during the fiscal year ended December 31, 2013 that exceeded $100,000.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark J. Cola	2013	105,028	(1)	0	0	0	0	105,028
President, Chief Executive Officer, Chief Operating	2012	91,300	(1)	0	0	0	0	91,300
Officer, and Director (Principal Executive Officer)

(1) Actual amounts paid.

Equity Awards

 There were no options, warrants or other security awards outstanding for the named executive officer as of December 31, 2013 or 2012.

Unwritten Employment Arrangement with President and Chief Executive Officer

Mark Cola, our President and Chief Executive Officer, has entered into an "at will" unwritten employment arrangement with the Company.

Under Mr. Cola's employment arrangement, Mr. Cola was entitled to receive a monthly salary of $9,484.80, effective January 1, 2012, which represented an agreed upon reduction by Mr. Cola of his base salary in 2011 as a cost saving measure. As a further cost saving measure, on March 1, 2012, Mr. Cola agreed with the Company to further reduce his salary to $6,000 per month, effective retroactively to February 16, 2012.  Under his employment arrangement, Mr. Cola is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Cola is eligible to participate in the Company's 2011 Equity Incentive Plan and 2013 Equity Incentive Plan as an employee and director of the Company. The Company did not agree to pay bonuses to any executive officer in 2013.

Director Compensation

No member of our Board of Directors receives compensation solely for his services as a director, except that the Company issued Tom O'Mara shares of common stock in conjunction with Mr. O'Mara's appointment as a director. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. The following table sets forth certain information concerning the compensation paid to directors for the fiscal year ended December 31, 2013. No directors were compensated during the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)

Tom O’Mara	(1)	78,000	(2)	78,000
Michael Thacker		(3)		0

(1) In 2013, the Company paid Mr. O'Mara fees in the amount of $1,500 in connection with services performed by Mr. O'Mara as a member of the Company's finance committee.

(2) In October 2013, in conjunction with the appointment of Mr. O'Mara as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to Mr. O'Mara, pursuant to the Company’s 2011 Equity Incentive Plan, valued at $78,000 or $0.156 per share. Of these shares, 300,000 vested immediately and 200,000 are currently unvested.

(3) In August 2013, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Thacker, pursuant to the Company’s 2011 Equity Incentive Plan, in consideration of the additional services that Mr. Thacker provided management in connection with the Company's operations. Such shares were valued at $65,000 or $0.065 per share.

 ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2014 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officer and each of our directors and (c) by all executive officers and directors of this company as a group. As of March 31, 2014, there were 603,891,061 shares of our common stock issued and 600,941,061 outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	(2)	Percent of Class

Directors/Named Executive Officer:
Mark J. Cola	32,016,000	(3)	5.30%
Michael Thacker	4,612,500		*
Tom O'Mara	500,000	(4)	*

All Executive Officers and Directors as a group (4 persons)	37,128,500		6.15%
Owners of More Than 5% of Common Stock:
Mark J. Cola	32,016,000	(3)	5.30%
Rockville Asset Management Ltd. (5)	58,009,259	(6)	9.61%

* Less than 1%

(1) Unless otherwise indicated, the address of each person listed is c/o Sigma Labs, Inc., 100 Cienega Street, Suite C, Santa Fe, New Mexico 87501.

(2) For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 31, 2014.

(3) The shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012.

(4) Of the shares shown, 200,000 are currently unvested.

(5) The address of Rockville Asset Management Ltd. is RM 6A, Unit K, Yihong Xuan, Zhujiang Di Jing, Yizhou Road in Guangzhou City, China, 510300.

(6) Of the shares shown, 14,259,259 represent shares underlying a nine-month warrant issued by the Company on January 10, 2014.

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

 On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. See the discussion of the 2013 Equity Incentive Plan under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" included under Item 5, Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 Certain Relationships and Related Transactions

Monica Yaple, the Company's Treasurer, has a consulting arrangement with Sigma Labs and its wholly owned subsidiaries to provide general accounting, bookkeeping and financial records management as well as quarterly and annual SEC filings, and preparation of annual tax returns. Under the consulting arrangement, the term of which is from June 1, 2013 to May 31, 2014, we agreed to pay Ms. Yaple $75/hour, provided that our financial obligation to Ms. Yaple during the term of the agreement shall not exceed $177,184. Ms. Yaple's consultant agreement also recognizes her responsibility as the Company's Treasurer and Principal Accounting Officer and as such affords her the responsibility and authority to ensure the Company complies with, implements and monitors financial controls in accordance with Generally Accepted Accounting Principles.

On August 26, 2013, the Company granted to Michael Thacker, a director and Secretary of the Company, 1,000,000 shares of common stock under the 2011 Equity Incentive Plan of the Company, valued at $0.065, in consideration of the additional services that Mr. Thacker provided management in connection with the Company's operations.

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

 All of our Board members, except Mr. Cola, an employee-director, are deemed “independent” under the NASDAQ Stock Market’s listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

 Audit Fees

 The aggregate fees accrued by Pritchett, Siler & Hardy, P.C. during the fiscal years ended December 31, 2013 and 2012 for professional services for the audits of our financial statements and the reviews of financial statements included in our SEC filings was $40,291 and $74,681, respectively.

Audit-Related Fees

Pritchett, Siler & Hardy, P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal year ended December 31, 2013 or 2012. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

 Tax Fees

 Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and was not paid any fees for tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2013 or 2012.

 All Other Fees

 Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2013 or 2012.

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

Number	Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed September 17, 2010, and incorporated herein by reference).
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference).
4.1	Warrant in favor of Rockville Asset Management Ltd.. issued in January 2014.**
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2	Sigma Labs, Inc. Subscription Agreement with Rockville Asset Management Ltd., entered into as of January 8, 2014.**
10.3	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company's Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*
10.4	License agreement dated April 11, 2013 made by and among Sigma Labs, Inc. and Allotrope Sciences Corp. (filed as an Exhibit 10.7 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).
10.5	Exclusive Marketing Agreement, effective as of May 24, 2013, between Manhattan Scientifics, Inc. and Sigma Labs, Inc. (filed as Exhibit 10.4 to the Company's Form 10-Q, filed on August 14, 2013, for the period ended June 30, 2013, and incorporated herein by reference).
10.6	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013 (filed as an Exhibit 10.9 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*
10.7

Consulting Agreement dated June 1, 2012 between B6 Sigma, Inc. and Monica Yaple (filed as an Exhibit 10.10 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.8	Amendment to Consulting Agreement, effective June 1, 2013, between Sigma Labs, Inc. and Monica Yaple (filed as Exhibit 10.2 to the Company's Form 10-Q, filed on November 14, 2013, for the period ended September 30, 2013, and incorporated herein by reference).*
14.1	Sigma Labs, Inc. (formerly Framewaves, Inc.) Code of Ethics and Business Conduct (filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference).
21.1	Subsidiaries of Sigma Labs, Inc.**
23.1	Consent of Pritchett, Siler & Hardy, P.C.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

*   Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

March 31, 2014	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer (Principal Executive Officer)

March 31, 2014	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Cola Mark Cola	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2014

/s/ Monica Yaple	Treasurer (Principal Financial Officer)	March 31, 2014
Monica Yaple

/s/ Tom O'Mara	Director	March 31, 2014
Tom O'Mara

/s/ Michael Thacker	Secretary and Director	March 31, 2014
Michael Thacker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc. and Subsidiaries

Santa Fe, New Mexico

We have audited the accompanying consolidated balance sheets of Sigma Labs, Inc. and Subsidiaries, as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Sigma Labs, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 31, 2014

Sigma Labs, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and December 31, 2012

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$992,448	$150,071
Accounts Receivable, net	303,445	273,282
Inventory	1,167	-
Prepaid Assets	25,074	26,163
Total Current Assets	1,322,134	449,516

Other Assets
Furniture and Equipment, net	11,419	10,393
Deferred Stock Offering Costs	17,426	-
Intangible Assets, net	70,494	231,803
Total Other Assets	99,339	242,196

TOTAL ASSETS	$1,421,473	$691,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$102,625	$106,595
Accrued Expenses	38,536	27,347
Total Current Liabilities	141,161	133,942

TOTAL LIABILITIES	141,161	133,942

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
559,766,061 issued and 556,816,061 outstanding at December 31, 2013 and 429,167,400 issued and 425,167,400 outstanding at December 31, 2012	559,766	429,167
Additional Paid-In Capital	3,561,204	2,226,244
Less Deferred Compensation
2,950,000 and 4,000,000 common shares, respectively	(88,900)	(80,000)
Retained Earnings (Deficit)	(2,751,758)	(2,017,641)
Total Stockholders' Equity	1,280,312	557,770

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,421,473	$691,712

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

INCOME
Services	$1,071,439	$986,499
Total Revenue	1,071,439	986,499

COST OF SERVICE REVENUE	488,627	554,828

GROSS PROFIT	582,812	431,671

EXPENSES
General & Administration	724,223	649,926
Payroll Expense	247,619	326,242
Non-cash Stock Compensation	258,400	141,500
Impairment of Intangible Assets	87,340	-
Total Expenses	1,317,582	1,117,668

OTHER INCOME (EXPENSE)
Interest Income	653	543
Interest Expense	-	(112)
Total Other Income (Expense)	653	431

INCOME (LOSS) BEFORE INCOME TAXES	(734,117)	(685,566)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(734,117)	$(685,566)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	489,921,337	427,940,003

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Statement of Stockholders' Equity

Years Ended December 31, 2013 and 2012

					Retained
	Common	Common	Additional	Deferred	Earnings
	Stock Shares	Stock Amount	Paid in Capital	Compensation	(Deficit)	Totals

Balance December 31, 2011	429,667,400	$429,667	$2,298,902	$(295,000)	$(1,332,075)	$1,101,494

Shares issued in noncash transactions	6,500,000	6,500	60,000	-	-	66,500

Unvested shares cancelled	(7,000,000)	(7,000)	(133,000)	140,000	-	-

Shares vested	-	-	-	75,000	-	75,000

Contributions made during the period	-	-	342	-	-	342

Net loss for the year ended December 31, 2012	-	-	-	-	(685,566)	(685,566)

Balance December 31, 2012	429,167,400	$429,167	$2,226,244	$(80,000)	$(2,017,641)	$557,770

Unvested shares cancelled	(3,250,000)	(3,250)	(89,250)	10,000	-	(82,500)

Shares vested	-	-	-	35,000	-	35,000

Shares issued	133,848,661	133,849	1,425,951	(53,900)	-	1,505,900

Costs incurred in association with PPM	-	-	(30,054)	-	-	(30,054)

Contributions made during the period	-	-	28,313	-	-	28,313

Net loss for the year ended December 31, 2013	-	-	-	-	(734,117)	(734,117)

Balance December 31, 2013	559,766,061	$559,766	$3,561,204	$(88,900)	$(2,751,758)	$1,280,312

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	Years Ended December 31,
	2013	2012

OPERATING ACTIVITIES
Net Income (Loss)	$(734,117)	$(685,566)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Impairment of Intangible Assets	87,340	-
Amortization	89,513	88,347
Depreciation	10,587	21,832
Stock Compensation	258,400	141,500
Change in assets and liabilities:
(Increase) in Accounts Receivable	(30,163)	(9,309)
(Increase) Decrease in Inventory	(1,167)	-
Decrease in Prepaid Assets	1,089	2,032
(Decrease) in Accounts Payable	(3,970)	(47,257)
Increase In Accrued Expenses	11,189	6,497
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(311,299)	(481,924)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(11,613)	(551)
Purchase of Intangible Assets	(15,544)	(20,909)
NET CASH (USED) BY INVESTING ACTIVITIES	(27,157)	(21,460)

FINANCING ACTIVITIES
Net Proceeds from Sale of Stock Subscription	1,169,946	-
Deferred Stock Offering Costs	(17,426)	-
Contributions	28,313	342
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,180,833	342

NET CASH INCREASE (DECREASE) FOR PERIOD	842,377	(503,042)

CASH AT BEGINNING OF PERIOD	150,071	653,113

CASH AT END OF PERIOD	$992,448	$150,071

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$112
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2013

5,098,661 shares issued through a cashless exercise of warrants previously issued during 2011

1,000,000 shares issued relating to the Company's Equity Incentive Plan at $0.065 per share.

500,000 shares issued for consulting services at $0.063 per share.

4,250,000 shares issued for consulting services at $0.03 per share. Of these, 1,500,000 vested during the year and 2,750,000 were cancelled.

500,000 shares of unvested stock valued at $10,000 or $0.02 per share were cancelled.

2,000,000 shares issued for consulting services at $0.0227 per share. Of these, 1,000,000 vested during the years and 1,000,000 are unvested.

500,000 shares issued for consulting services at $0.0248 per share.

1,750,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $35,000

500,000 shares issued for consulting services at $0.156 per share. Of these, 300,000 vested during the year and 200,000 are unvested.

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

DECEMBER 31, 2013

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

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock. The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated. La Mancha Company has since ceased all operations and has dissolved. Sumner is a private consulting company that provides services to the public and private sector. The Company plans to dissolve Sumner during fiscal 2014.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and 2012 and for the periods then ended have been made.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for December 31, 2013 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc., Sumner & Lawrence Limited and La Mancha Company. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2013, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2013 or 2012. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2013 and 2012 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. During 2013, an impairment of $87,340 was recorded to reduce the value of customer contacts intangible assets of Sumner as management plans to discontinue servicing the related contracts in 2014. No impairment was recorded in the year ended December 31, 2012.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-07 contain technical corrections to existing guidance or affects guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Following issuance of the Reorganization shares to the B6 Sigma shareholders and the stock cancellation, the Company had 313,067,400 (post-split) shares of its common stock issued and outstanding. In connection with the closing of the Reorganization, the shareholders of the Company approved a 150:1 forward stock split, and a change of the name of the corporation to Sigma Labs, Inc. Additionally, following completion of the Reorganization, B6 Sigma became a wholly owned subsidiary.

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

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of December 31, 2013.

On July 18, 2013, the Company completed a private placement of 120,000,000 shares of common stock, resulting in aggregate gross proceeds of $1,200,000. Offering costs were approximately $30,054.

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

On October 31, 2013, in conjunction with the appointment of a director as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to the director as noncash compensation valued at $78,000 or $0.156 per share. Of these shares, 300,000 (valued at $46,800) vested immediately and 200,000 (valued at $31,200) remain unvested and are reflected as deferred compensation as of December 31, 2013.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At December 31, 2013, there were 559,766,061 shares issued and 556,816,061 shares outstanding, reflecting 2,950,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan. At December 31, 2012, there were 429,167,400 shares issued and 425,167,400 shares outstanding, reflecting 4,000,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the Equity Incentive Plan, the Company is authorized to grant "incentive stock options" and "non-qualified stock options", grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. A total of 30,000,000 shares of common stock of the Company are reserved for issuance under the 2013 Equity Incentive Plan. As of December 31, 2013, no equity awards have been issued under the 2013 Equity Incentive Plan.

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

During the year ended December 31, 2013, 500,000 shares of unvested common stock valued at $10,000 (previously included in deferred compensation) were cancelled or forfeited.

During the year ended December 31, 2013, an additional 1,750,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

During the year ended December 31, 2013, 4,250,000 shares of common stock were issued to consultants at $0.03 per share, 500,000 shares were issued to a consultant at $0.0248 per share, 2,000,000 shares were issued to a consultant at $0.0227 per share, 500,000 shares were issued to a consultant at $0.063 per share, 1,000,000 shares were issued to a consultant at $0.065 per share and 500,000 shares were issued to a director at $0.156 per share. The unvested portion of the shares at December 31, 2013 (1,200,000 unvested shares) increased deferred compensation by $53,900.

As of December 31, 2013, the balance of unvested compensation cost expected to be recognized is $88,900 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through April 8, 2014).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at December 31, 2013 and December 31, 2012.

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

The Company has available at December 31, 2013, unused operating loss carryforwards of approximately $2,693,959, which may be applied against future taxable income and which expire in various years through 2033. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryfowards of approximately $404,094 and $293,200 at December 31, 2013 and 2012, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $110,894 and $103,611 for the years ended December 31, 2013 and 2012, respectively.

Deferred tax assets are comprised of the following:

	2013	2012
Deferred tax assets:
NOL carryover	$404,094	$293,200
Valuation allowance	(404,094)	(293,200)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended December 31, 2013 and 2012 is as follows:

	2012	2011
Book Income	$(110,117)	$(102,834)
Organization costs	(777)	(777)
Valuation allowance	110,894	103,611

Tax at statutory rate	$-	$-

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2013 and 2012:

	Year Ended December 31
	2013	2012

Loss from continuing Operations available to Common stockholders (numerator)	$(734,117)	$(685,566)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	489,921,337	427,940,003

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Furniture and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Furniture and Fixtures	$112,371	$101,758
Less: Accumulated Depreciation	(100,952)	(91,365)
Net Property and Equipment	$11,419	$10,393

Depreciation expense on property and equipment was $10,587 and $21,832 for the years ended December 31, 2013 and 2012.

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

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Provisional Patent Applications	$36,161	$42,669
Patents	39,252	17,200
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(266,928)	(90,075)

Net Intangible Assets	$70,494	$231,803

Amortization expense on intangible assets was $89,513 and $88,347 for the years ended December 31, 2013 and 2012. In addition, an impairment of customer contacts in the amount of $87,340 was recorded in the year ending December 31, 2013.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2014	2,304
2015	2,309
2016	2,309
2017	2,309
2018	2,309
Thereafter	22,793

$34,333

NOTE 8 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $47,989 for the year ended December 31, 2013. The future minimum lease payments required under non-cancellable operating leases at December 31, 2013 was approximately $36,000. All the future minimum lease payments are currently due during 2014.

NOTE 9 – Concentrations

Revenues – During the years ended December 31, 2013 and 2012, the Company had the following significant customers. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2013	2012
A	50%	53%
B	22%	26%
C	19%	19%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2013 and 2012, respectively.

Customer	2013	2012
A	39%	41%
B	19%	0%
C	31%	55%

NOTE 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

In January 2014, the Company issued 43,750,000 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 14,259,259 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant has a term of nine months from the date of issuance (January 10, 2014). A warrant was also issued to a consultant to purchase up to 2,187,500 shares of common stock at $.08 per share.

In February 2014, the Company issued 375,000 shares of stock to a consultant, subject to restrictions. The shares were valued at $0.126 or $47,250.

In March 2014, Management decided to discontinue servicing the contracts previously held by Sumner. As a result, the intangible asset “customer contacts” has been reduced in value with an offsetting impairment expense.

