Form 10-Q
period 2014-03-31
SIGMA LABS, INC.
filed 2014-05-15
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2014, the issuer had 604,741,061 shares of common stock issued and 601,616,061 shares outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$4,010,281	$992,448
Accounts Receivable, net	126,342	303,445
Inventory	3,974	1,167
Prepaid Assets	16,755	25,074
Total Current Assets	4,157,352	1,322,134

Other Assets
Furniture and Equipment, net	9,882	11,419
Deferred Stock Offering Costs	-	17,426
Intangible Assets, net	69,917	70,494
Total Other Assets	79,799	99,339

TOTAL ASSETS	$4,237,151	$1,421,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$46,378	$102,625
Accrued Expenses	51,256	38,536
Total Current Liabilities	97,634	141,161

TOTAL LIABILITIES	97,634	141,161

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
603,891,061 issued and 600,766,061
outstanding at March 31, 2014 and
559,766,061 issued and 556,816,061
outstanding at December 31, 2013	603,891	559,766
Additional Paid-In Capital	6,865,240	3,561,204
Less Deferred Compensation
3,125,000 and 2,950,000 common shares, respectively	(110,950)	(88,900)
Retained Earnings (Deficit)	(3,218,664)	(2,751,758)
Total Stockholders' Equity	4,139,517	1,280,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,237,151	$1,421,473

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

INCOME
Services	$114,829	$164,264
Total Revenue	114,829	164,264

COST OF SERVICE REVENUE	55,889	86,930

GROSS PROFIT	58,940	77,334

EXPENSES
General & Administration	249,543	135,551
Payroll Expense	251,945	88,409
Non-cash Stock Compensation	25,200	50,000
Total Expenses	526,688	273,960

OTHER INCOME (EXPENSE)
Interest Income	842	10
Total Other Income (Expense)	842	10

INCOME (LOSS) BEFORE INCOME TAXES	(466,906)	(196,616)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(466,906)	$(196,616)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	598,842,450	431,159,067

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES
Net Income (Loss)	$(466,906)	$(196,616)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Amortization	577	22,087
Depreciation	1,537	5,436
Stock Compensation	25,200	50,000
Change in assets and liabilities:
Decrease in Accounts Receivable	177,103	180,433
(Increase) in Inventory	(2,807)	-
Decrease in Prepaid Assets	8,319	10,605
(Decrease) in Accounts Payable	(56,247)	(27,048)
Increase (Decrease) In Accrued Expenses	12,720	(487)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(300,504)	44,410

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Intangible Assets	-	-
NET CASH (USED) BY INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscription	3,500,000	-
Stock Offering Costs	(181,663)	-
Contributions	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,318,337	-

NET CASH INCREASE (DECREASE) FOR PERIOD	3,017,833	44,410

CASH AT BEGINNING OF PERIOD	992,448	150,071

CASH AT END OF PERIOD	$4,010,281	$194,481

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2014
375,000 shares issued for consulting services at $0.126 per share. Of these, 200,000 vested during the quarter and 175,000 are unvested.

Warrants to purchase 14,259,259 shares of common stock were issued in conjunction with the sale of common stock.
Warrants to purchase 2,187,500 shares of common stock were issued to a consultant as part of a stock offering.

For the three months ended March 31, 2013
4,250,000 shares issued for consulting services at $0.03 per share. Of these, 1,666,667 vested during the quarter and 2,583,333 are unvested.
500,000 shares of unvested stock valued at $10,000 or $0.02 per share were cancelled.

SIGMA LABS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Management believes that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing process in real time. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants and power generation.

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

Sumner is a private consulting company that provided services to the public and private sector. The Company plans to dissolve Sumner during fiscal 2014.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for March 31, 2014 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc. and Sumner & Lawrence Limited. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at March 31, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2014 and 2013, or December 31, 2013. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at March 31, 2014 and December 31, 2013 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the three months ended March 31, 2014. During the year ended December 31, 2013, an impairment of $87,340 was recorded to reduce the value of customer contacts intangible assets of Sumner as management plans to discontinue servicing the related contracts in 2014.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-08 contain technical corrections to existing guidance or affects guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of March 31, 2014.

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

On October 31, 2013, in conjunction with the appointment of a director as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to the director as noncash compensation valued at $78,000 or $0.156 per share. Of these shares, 300,000 (valued at $46,800) vested immediately and 200,000 (valued at $31,200) remain unvested and are reflected as deferred compensation as of March 31, 2014.

In January 2014, the Company issued 43,750,000 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 14,259,259 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant has a term of nine months from the date of issuance (January 10, 2014) and had a fair value of approximately $1,212,037. A warrant was also issued as part of the offering to a consultant to purchase up to 2,187,500 shares of common stock at $0.08 per share, valued at approximately $271,250. The warrant has a term of two years from the date of issuance (January 10, 2014). Offering costs paid from the proceeds of the offering were approximately $199,089.

In February 2014, the Company issued 375,000 shares of stock to a consultant, subject to restrictions. The shares were valued at $0.126 or $47,250. Of these shares, 200,000 (valued at $25,200) vested during the quarter and 175,000 (valued at $22,050) remain unvested and are reflected as deferred compensation as of March 31, 2014.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At March 31, 2014, there were 603,891,061 shares issued and 600,766,061 outstanding, reflecting 3,125,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan. At December 31, 2013, there were 559,766,061 shares issued and 556,816,061 shares outstanding, reflecting 2,950,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Inventive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the Equity Plan, the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 30,000,000 shares of common stock to its employees, officers, directors, consultants and advisors. As of March 31, 2014 no equity awards have been issued under the 2013 Equity Incentive Plan.

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

During the quarter ended March 31, 2014, 375,000 shares of common stock were issued to a consultant at $0.126 per share. The unvested portion of the shares at March 31, 2014 (175,000 unvested shares) increased deferred compensation by $22,050.

As of March 31, 2014, the balance of unvested compensation cost expected to be recognized is $110,950 and is recorded as a reduction of stockholder’s equity. As of December 31, 2013, the balance of unvested compensation cost expected to be recognized is $88,900 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through December 31, 2014).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2014 or December 31, 2013.

Warrants

At March 31, 2014, the Company had two outstanding warrants for a total of 16,446,759 shares. Of these, 14,259,259 are exercisable at $0.15 per share and 2,187,500 are exercisable at $0.08 per share.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2014 and 2013:

	3 Months Ended
	03-31-14	03-31-13

Loss from continuing
Operations available to
Common stockholders (numerator)	$(466,906)	$(196,616)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	598,842,450	431,159,067

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose, other than those items noted below.

During April 2014, the Company issued an aggregate of 850,000 shares of common stock to two employees and one director valued at $0.136 per share or $115,600.

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

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission. All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and elsewhere in this report.

Overview of Business

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

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and eventual commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the additive manufacturing ("AM") or 3D Printing industry for metal parts. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; and (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	Aerospace and defense manufacturing;

•	Oil and Gas manufacturing;

•	Bio-medical manufacturing; and

•	Automotive manufacturing.

We expect to generate revenues primarily by selling or licensing our manufacturing and materials technologies. We expect that our continued development in fiscal 2014 of our IPQA® technology will enable us to commercialize this technology in the remainder of 2014 for the AM metal market. We plan to assist our commercialization partners with marketing-related activities for those advanced materials-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under our exclusive license agreement entered into in April 2013 with Allotrope Sciences Corporation. Since its inception, B6 Sigma has generated revenues primarily from engineering consulting services it provides to third parties.

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

Sumner & Lawrence Limited (dba Sumner Associates), a wholly-owned subsidiary of Sigma, was acquired in December 2011 and is a private consulting company that provided services to the public and private sector. As previously reported, Sigma plans to dissolve Sumner Associates during 2014.

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

B6 Sigma was incorporated in February 2010.  One member of our current management team worked at Technology Management Company, Inc., a New Mexico corporation, before leaving to form B6 Sigma. Pursuant to an asset purchase agreement, B6 Sigma acquired certain assets from a division of TMC in exchange for the surrender of certain securities of TMC previously issued to the founders of B6 Sigma. The assets acquired include equipment, contracts, licenses and intellectual property relating to our IPQA® technology.

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

Results of Operations

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies and generate no revenues therefrom, except for license fees payable to the Company under our exclusive license agreement with Allotrope Sciences Corporation, and sales of two of our PrintRite3D® systems to a leading aerospace company for use for test and evaluation purposes with respect to 3D metal printing. During the three months ended March 31, 2014, we recognized revenues of $114,829, as compared to $164,264 in revenues that we generated during the same period in 2013. The revenues we generated during the three months ended March 31, 2014 and 2013 were primarily generated from consulting services we provided to third parties during these periods. We expect that our revenue will increase in future periods as we seek to commercialize our technologies. Our costs of service revenue for the three months ended March 31, 2014 were $55,889, as compared to $86,930 for the same period in 2013.

Our general and administrative expenses for the three months ended March 31, 2014 were $249,543, as compared to $135,551 for the same period in 2013. Our payroll expenses for the three months ended March 31, 2014 were $251,945, as compared to $88,409 for the same period in 2013. Our expenses relating to non-cash stock compensation for the three months ended March 31, 2014 were $25,200, as compared to $50,000 for the same period in 2013.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in payroll expenses for the three months ended March 31, 2014 as compared to the same period in 2013 is principally the result of a performance bonus paid by us in the amount of $175,000 to our President and Chief Executive Officer. The net increase in general and administrative expenses for the three months ended March 31, 2014 as compared to the same period in 2013 is principally the result of increased research and development costs, and consultant services provided to us due to our growing operations.

We expect our general and administrative expenses to increase for the remainder of 2014 as we seek to commercialize our IPQA®-related technologies, and we may have to incur additional marketing expenses to further bring exposure to our business plan. Similarly, we expect our payroll and non-cash compensation expenses will continue to increase as we grow our business.

Our net loss for the three months ended March 31, 2014 increased overall and totaled $466,906, as compared to $196,616 for the same period in 2013. The increase in our net loss was primarily the result of decreases in revenues and increases in wages and professional fees.

Liquidity and Capital Resources

As of March 31, 2014, we had $4,010,281 in cash and had a working capital surplus of $4,059,718, as compared with $992,448 in cash and a working capital surplus of $1,180,973 as of December 31, 2013. On January 10, 2014, we sold an aggregate of 43,750,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $3,300,911.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through March 31, 2014, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma Labs common stock.

We expect that that our continued development of our IPQA® technology will enable us to commercialize this technology in the remainder of 2014 and 2015. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality assurance technologies, and through the use of proceeds from sales of our securities.

As of May 15, 2014, B6 Sigma has three active consulting contracts with respect to which we expect to perform and generate up to approximately $240,000 in revenues during the remainder of 2014. As previously reported, management decided in March 2014 to discontinue servicing the contract previously held by Sumner.

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

We have no credit lines or facilities as of May 15, 2014, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of May 15, 2014 and the proceeds we expect to receive under our consulting agreements and from private offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2015. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders to fulfill our business plans. There is no assurance that we will be successful in obtaining additional funding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Effective as of January 29, 2014, the salary of our President and Chief Executive Officer, Mark Cola, was increased to $180,000 per annum. Moreover, in recognition of Mr. Cola's services during fiscal 2013, the Company paid Mr. Cola a performance bonus of $175,000.

ITEM 6. EXHIBITS

4.1	Warrant in favor of Rockville Asset Management Ltd., issued in January 2014.(1)

10.1	Sigma Labs, Inc. Subscription Agreement with Rockville Asset Management Ltd., entered into as of January 8, 2014.(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Previously filed as an Exhibit to the Company’s Form 10-K, filed March 31, 2014 (033-02783-S), for the fiscal year ended December 31, 2013, and incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 15, 2014	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

