Form 10-Q
period 2014-06-30
SIGMA LABS, INC.
filed 2014-08-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2014, the issuer had 618,241,061 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

SIGMA LABS, INC.

For the quarter ended June 30, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheet
June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$4,321,415	$992,448
Accounts Receivable, net	67,632	303,445
Inventory	18,463	1,167
Prepaid Assets	28,644	25,074
Total Current Assets	4,436,154	1,322,134

Other Assets
Furniture and Equipment, net	8,346	11,419
Deferred Stock Offering Costs	-	17,426
Intangible Assets, net	70,212	70,494
Total Other Assets	78,558	99,339

TOTAL ASSETS	$4,514,712	$1,421,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$37,571	$102,625
Accrued Expenses	49,035	38,536
Total Current Liabilities	86,606	141,161

TOTAL LIABILITIES	86,606	141,161

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
612,241,061 issued and 610,966,061
outstanding at June 30, 2014 and
559,766,061 issued and 556,816,061
outstanding at December 31, 2013	612,241	559,766
Additional Paid-In Capital	8,890,788	3,561,204
Less Deferred Compensation
1,275,000 and 2,950,000 common shares, respectively	(60,350)	(88,900)
Retained Earnings (Deficit)	(5,014,573)	(2,751,758)
Total Stockholders' Equity	4,428,106	1,280,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,514,712	$1,421,473

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statement of Operations
Three Months and Six Months Ended June 30, 2014 and 2013

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INCOME
Services	$114,813	$307,985	$229,642	$472,249
Total Revenue	114,813	307,985	229,642	472,249

COST OF SERVICE REVENUE	84,739	149,549	140,628	236,479

GROSS PROFIT	30,074	158,436	89,014	235,770

EXPENSES
General & Administration	166,636	146,798	416,179	282,349
Payroll Expense	50,754	67,417	302,699	155,826
Non-cash Stock Compensation	326,200	66,700	351,400	116,700
Warrant Expense	1,283,333	-	1,283,333	-
Total Expenses	1,826,923	280,915	2,353,611	554,875

OTHER INCOME (EXPENSE)
Interest Income	940	1	1,782	11
Total Other Income (Expense)	940	1	1,782	11

INCOME (LOSS) BEFORE INCOME TAXES	(1,795,909)	(122,478)	(2,262,815)	(319,094)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(1,795,909)	$(122,478)	$(2,262,815)	$(319,094)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	606,743,259	433,488,829	602,814,680	432,330,383

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net Income (Loss)	$(2,262,815)	$(319,094)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Amortization	1,154	44,174
Depreciation	3,073	6,984
Stock Compensation	351,400	116,700
Warrant Expense	1,283,333	-
Change in assets and liabilities:
Decrease in Accounts Receivable	235,813	120,004
(Increase) in Inventory	(17,296)	-
(Increase) Decrease in Prepaid Assets	(3,570)	8,441
Increase (Decrease) in Accounts Payable	(65,054)	32,597
Increase (Decrease) In Accrued Expenses	10,499	3,856
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(463,463)	13,662

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	-	-
Purchase of Intangible Assets	(872)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(872)	-

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscription	4,000,000	300,000
Stock Offering Costs	(206,698)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,793,302	300,000

NET CASH INCREASE (DECREASE) FOR PERIOD	3,328,967	313,662

CASH AT BEGINNING OF PERIOD	992,448	150,071

CASH AT END OF PERIOD	$4,321,415	$463,733

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2014
375,000 shares issued for consulting services at $0.126 per share. Of these, 200,000 vested during the period and 175,000 are unvested.
Warrants to purchase 14,259,259 shares of common stock were issued in conjunction with the sale of common stock.
Warrants to purchase 2,187,500 shares of common stock were issued to a consultant as part of a stock offering.
1,850,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $50,600.
850,000 shares issued to two employees and a director at $0.136 per share.
1,250,000 shares issued for consulting services at $0.128 per share.
Warrants to purchase 2,037,037 shares of common stock were issued in conjunction with the sale of common stock.
Warrants to purchase 312,500 shares of common stock were issued to a consultant as part of a stock offering.

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
1,750,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $35,000.

The accompanying notes are an integral part of these consolidated financial statements

SIGMA LABS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

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

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock. The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated. La Mancha Company has since ceased all operations and has been dissolved.

Sumner is a private consulting company that has provided services to the public and private sector. The Company plans to dissolve Sumner during fiscal 2014.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for June 30, 2014 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc. and Sumner & Lawrence Limited. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at June 30, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2014 and 2013, or December 31, 2013. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at June 30, 2014 and December 31, 2013 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the six months ended June 30, 2014. During the year ended December 31, 2013, an impairment of $87,340 was recorded to reduce the value of customer contacts intangible assets of Sumner as management plans to discontinue servicing the related contracts in 2014.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-14 contain technical corrections to existing guidance or affects guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of June 30, 2014.

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

On October 31, 2013, in conjunction with the appointment of a director as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to the director as noncash compensation valued at $78,000 or $0.156 per share. Of these shares, 300,000 (valued at $46,800) vested immediately, 100,000 (valued at $15,600) vested in April 2014 and 100,000 (valued at $15,600) remain unvested and are reflected as deferred compensation as of June 30, 2014.

In January 2014, the Company issued 43,750,000 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 14,259,259 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant has a term of nine months from the date of issuance (January 10, 2014) and had a fair value of approximately $1,212,037. In May 2014, the term of the warrant was extended by nine months to expire in July 2015 and had a fair market value in excess of the remaining fair market value of the original warrant of approximately $1,283,333. A warrant was also issued as part of the offering to a consultant to purchase up to 2,187,500 shares of common stock at $0.08 per share, valued at approximately $271,250. The warrant has a term of two years from the date of issuance (January 10, 2014). Offering costs paid from the proceeds of the offering were approximately $199,089.

The fair value of the warrant of $1,212,037 was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of nine months, expected volatility of 202%, a risk-free interest rate of 0.09%, and an expected dividend yield of 0%. The fair value of the warrant of $271,250 was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of two years, expected volatility of 201%, a risk-free interest rate of 0.39%, and an expected dividend yield of 0%.

The fair value of the new warrant related to the extension of the warrant expiration of $1,283,333 (net) was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of 14 months, expected volatility of 226%, a risk-free interest rate of 0.1%, and an expected dividend yield of 0%.

In February 2014, the Company issued 375,000 shares of stock to a consultant, subject to restrictions. The shares were valued at $0.126 or $47,250. Of these shares, 200,000 (valued at $25,200) vested during the quarter ended March 31, 2014 and 175,000 (valued at $22,050) remain unvested and are reflected as deferred compensation as of June 30, 2014.

In April 2014, the Company issued 850,000 shares of common stock to two employees and one director for services valued at $0.136 per share or $115,600.

In June 2014, the Company issued 1,250,000 shares of common stock to a consultant as noncash compensation for services to be rendered valued at $0.128 per share or $160,000.

In June 2014, the Company issued 6,250,000 shares of stock to an investor for a total purchase price of $500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 2,037,037 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant has a term of one year from the date of issuance (June 4, 2014) and had a fair value of approximately $132,407. A warrant was also issued as part of the offering to a consultant to purchase up to 312,500 shares of common stock at $0.08 per share, valued at approximately $36,250. The warrant has a term of two years from the date of issuance (June 4, 2014). Offering costs paid from the proceeds of the offering were approximately $25,035.

The fair value of the warrant of $132,407 was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of one year, expected volatility of 163%, a risk-free interest rate of 0.1%, and an expected dividend yield of 0%. The fair value of the warrant of $36,250 was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of two years, expected volatility of 287%, a risk-free interest rate of 0.41%, and an expected dividend yield of 0%.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At June 30, 2014, there were 612,241,061 shares issued and outstanding, reflecting 1,275,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan. At December 31, 2013, there were 559,766,061 shares issued and outstanding, reflecting 2,950,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Inventive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the Equity Plan, the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 30,000,000 shares of common stock to its employees, officers, directors, consultants and advisors. As of June 30, 2014 no equity awards have been issued under the 2013 Equity Incentive Plan.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Equity Incentive Plan. Such shares were valued at the fair value of $400,000 or $0.02 per share. This compensation has been expensed over the vesting period.

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

During the six months ended June 30, 2014, 375,000 shares of common stock were issued to a consultant at $0.126 per share. The unvested portion of the shares at June 30, 2014 (175,000 unvested shares) increased deferred compensation by $22,050.

During the six months ended June 30, 2014, an additional 1,850,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

As of June 30, 2014, the balance of unvested compensation cost expected to be recognized is $60,350 and is recorded as a reduction of stockholder’s equity. As of December 31, 2013, the balance of unvested compensation cost expected to be recognized is $88,900 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 1 year (through December 31, 2014).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at June 30, 2014 or December 31, 2013.

Warrants

At June 30, 2014, the Company had four outstanding warrants for a total of 18,796,296 shares. Of these, 16,296,296 are exercisable at $0.15 per share and 2,500,000 are exercisable at $0.08 per share.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2014 and 2013:

	3 Months Ending		6 Months Ending
	06-30-14	06-30-13	06-30-14	06-30-13
Loss from continuing Operations available to Common stockholders (numerator)	$(1,795,909)	$(122,478)	$(2,262,815)	$(319,094)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	606,743,259	433,488,829	602,814,680	432,330,383

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

During July 2014, the Company issued an aggregate of 6,000,000 shares of common stock to three new employees valued at $0.129 per share or $774,000. Twenty-five percent of each employee’s shares vested immediately upon the grant date and 25% of such shares will vest on each of the first, second and third annual anniversary of each employee’s start date, provided that such employee remains in the Company’s continuous employ through such vesting date.

The Company is in the process of purchasing a state-of-the-art 3D metal printer for $724,000. The Company expects that the transaction will be completed during the fourth quarter of 2014.

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

We expect to generate revenues primarily by selling or licensing our manufacturing and materials technologies. We expect that our continued development in fiscal 2014 of our IPQA® technology will enable us to begin commercializing this technology in the remainder of 2014 for the AM metal market. We plan to assist our commercialization partners with marketing-related activities for those advanced materials-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of these technologies and generate no revenues therefrom. Since its inception, B6 Sigma has generated revenues primarily from engineering consulting services it provides to third parties.

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

Sumner & Lawrence Limited (dba Sumner Associates), a wholly-owned subsidiary of Sigma, was acquired in December 2011 and is a private consulting company that has provided services to the public and private sector. As previously reported, Sigma plans to dissolve Sumner Associates during 2014.

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

Recent Development

Model 290 3D Metal Printer Purchase

The Company is in the process of purchasing a state-of-the-art Model 290 3D metal printer from Electro Optical Systems (EOS) GmbH. We expect that the machine will be delivered to our development lab space in New Mexico during the fourth quarter of 2014. We expect that the EOS M290 will allow Sigma to enhance its product offerings with respect to its current PrintRite3D suite of technologies, as well as permit Sigma to provide rapid prototyping and small lot production services to its current and future AM aerospace customers.

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

Results of Operations

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies and generate no revenues therefrom. During the three and six months ended June 30, 2014, we recognized revenues of $114,813 and $229,642, respectively, as compared to $307,985 and $472,249 in revenues that we generated during the same periods in 2013. The decrease resulted from the non-renewal of a contract to which the Company was a party. The revenues we generated during the six months ended June 30, 2014 and 2013 were primarily generated from consulting services we provided to third parties during these periods. We expect that our revenue will increase in future periods as we seek to commercialize our technologies. Our costs of service revenue for the three and six months ended June 30, 2014 were $84,739 and $140,628, respectively, as compared to $149,549 and $236,479 for the same periods in 2013.

Our general and administrative expenses for the three and six months ended June 30, 2014 were $166,636 and $416,179, respectively, as compared to $146,798 and $282,349 for the same periods in 2013. Our payroll expenses for the three and six months ended June 30, 2014 were $50,754 and $302,699, respectively, as compared to $67,417 and $155,826 for the same periods in 2013. Our expenses relating to non-cash stock compensation for the three and six months ended June 30, 2014 were $326,200 and $351,400, respectively, as compared to $66,700 and $116,700 for the same periods in 2013. Our warrant expenses for the three and six months ended June 30, 2014 were $1,283,333 and $1,283,333, respectively, as compared to $0 and $0 for the same periods in 2013.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in payroll expenses for the three and six months ended June 30, 2014 as compared to the same periods in 2013 is principally the result of a performance bonus paid by us in the first quarter of 2014 in the amount of $175,000 to our President and Chief Executive Officer. The net increase in general and administrative expenses for the three and six months ended June 30, 2014 as compared to the same periods in 2013 is principally the result of increased research and development costs, and consultant services provided to us due to our growing operations.

We expect our general and administrative expenses to increase for the remainder of 2014 as we seek to commercialize our IPQA®-related technologies and increase our marketing. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we add employees as we grow our business.

Our net loss for the three and six months ended June 30, 2014 increased substantially over the prior year and totaled $1,795,909 and $2,262,815, respectively, as compared to $122,478 and $319,094 for the same periods in 2013. The increase in our net loss was the result of decreases in revenues and increased general and administrative expenses, payroll expenses, non-cash compensation expenses and warrant expenses. The largest factor in the increased net loss during the three months ended June 30, 2014 is the warrant expense associated with the extension of the expiration date of an outstanding warrant to purchase shares of the Company's common stock by nine months.

Liquidity and Capital Resources

As of June 30, 2014, we had $4,321,415 in cash and had a working capital surplus of $4,349,548, as compared with $992,448 in cash and a working capital surplus of $1,180,973 as of December 31, 2013. On January 10, 2014, we sold an aggregate of 43,750,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $3,300,911. On June 4, 2014, we sold an aggregate of 6,250,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $474,965.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through June 30, 2014, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma common stock.

We expect that our continued development of our IPQA® technology will enable us to begin commercializing this technology in the remainder of 2014 for the AM metal market. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality assurance technologies, and through the use of proceeds from sales of our securities.

As of August 14, 2014, B6 Sigma has two active consulting contracts with respect to which we expect to perform and generate up to approximately $87,000 in revenues during the remainder of 2014.

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

We have no credit lines or facilities as of August 14, 2014, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 14, 2014 and the proceeds we expect to receive under our consulting agreements and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2015. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders to fulfill our business plans. There is no assurance that we will be successful in obtaining additional funding.

If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we may have to curtail or cease our operations. No assurance can be given that we will be able to obtain sufficient capital to meet our requirements.

We are in the process of purchasing from EOS GmbH a Model 290 3D metal printer for a total cost of $724,000, to be paid in three equal installments. We expect to make the first payment in September 2014, and each of the two remaining installments is to be paid after notification to the Company by EOS GmbH that the 3D metal printer is ready for dispatch, and net 30 days after installation of the 3D metal printer, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2014, we sold an aggregate of 6,250,000 shares of our common stock in a private offering with an accredited investor for aggregate proceeds of $500,000. In connection with the sale of the foregoing shares, we issued to (i) the investor a one-year warrant to purchase up to 2,037,037 shares of our common stock, at an exercise price of $0.15 per share, and (ii) a third party finder a two-year warrant to purchase up to 312,500 shares of our common stock, at an exercise price of $0.08 per share, which warrant may be exercised on a cashless basis.

The issuance of the foregoing securities to the investor was made in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation S. No directed selling efforts were made in the United States, the investor is not a U.S. person, and as a condition to closing, the investor represented that he understands the securities will not be registered under the Securities Act and the related restrictions on transfer, and the securities will be legended. The issuance of the warrant to the finder was made in reliance upon the securities registration exemption contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 14, 2014, the Company and EOS GmbH finalized their agreement with respect to the purchase by the Company of a Model 290 3D metal printer from EOS GmbH for $724,000, to be paid in three equal installments. We expect to make the first payment in September 2014, and each of the two remaining installments is to be paid after notification to the Company by EOS GmbH that the 3D metal printer is ready for dispatch, and net 30 days after installation of the 3D metal printer, respectively.

Other than in connection with the purchase of the 3D metal printer, neither we nor any of our officers, directors or affiliates have had any material relationship with EOS GmbH.

ITEM 6. EXHIBITS.

4.1	Amendment No. 1, dated June 4, 2014, to Warrant in favor of Rockville Asset Management Ltd., issued in January 2014.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

August 14, 2014	By:	/s/ Mark Cola
Mark Cola
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

