Form 10-Q
period 2014-09-30
SIGMA LABS, INC.
filed 2014-11-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-02783-S

Sigma Labs, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	82-0404220
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3900 Paseo del Sol

Santa Fe, NM 87507

(Address of principal executive offices)

(505) 438-2576

(Registrant’s telephone number)

100 Cienega Street, Suite C

Santa Fe, NM 87501

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

Yes☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 12, 2014, the issuer had 618,241,061 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No ☒

SIGMA LABS, INC.

For the quarter ended September 30, 2014

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$3,682,533	$992,448
Accounts Receivable, net	48,007	303,445
Inventory	49,264	1,167
Prepaid Assets	17,791	25,074
Total Current Assets	3,797,595	1,322,134

Other Assets
Furniture and Equipment, net	25,201	11,419
Equipment Deposit	241,333	-
Deferred Stock Offering Costs	108,380	17,426
Intangible Assets, net	74,750	70,494
Total Other Assets	449,664	99,339

TOTAL ASSETS	$4,247,259	$1,421,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$96,800	$102,625
Accrued Expenses	46,241	38,536
Total Current Liabilities	143,041	141,161

TOTAL LIABILITIES	143,041	141,161

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
618,241,061 issued and 612,641,061
outstanding at September 30, 2014 and
559,766,061 issued and 556,816,061
outstanding at December 31, 2013	618,241	559,766
Additional Paid-In Capital	9,658,788	3,561,204
Less Deferred Compensation
5,600,000 and 2,950,000 common shares, respectively	(618,800)	(88,900)
Retained Earnings (Deficit)	(5,554,011)	(2,751,758)
Total Stockholders' Equity	4,104,218	1,280,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,247,259	$1,421,473

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

INCOME
Services	$92,449	$280,831	$322,091	$753,080
Total Revenue	92,449	280,831	322,091	753,080

COST OF SERVICE REVENUE	36,326	159,367	176,954	395,846

GROSS PROFIT	56,123	121,464	145,137	357,234

EXPENSES
General & Administration	296,085	181,562	712,264	463,911
Payroll Expense	84,865	29,137	387,564	184,963
Non-cash Stock Compensation	215,550	96,500	566,950	213,200
Warrant Expense	-	-	1,283,333	-
Total Expenses	596,500	307,199	2,950,111	862,074

OTHER INCOME (EXPENSE)
Interest Income	939	308	2,721	319
Total Other Income (Expense)	939	308	2,721	319

INCOME (LOSS) BEFORE INCOME TAXES	(539,438)	(185,427)	(2,802,253)	(504,521)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(539,438)	$(185,427)	$(2,802,253)	$(504,521)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	616,610,626	533,549,034	607,463,863	466,440,698

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES
Net Income (Loss)	$(2,802,253)	$(504,521)
Adjustments to reconcile Net Income (Loss) to Net Cash (used) provided by operations:
Noncash Expenses:
Amortization	1,732	66,263
Depreciation	4,666	9,151
Stock Compensation	566,950	213,200
Warrant Expense	1,283,333	-
Change in assets and liabilities:
Decrease in Accounts Receivable	255,438	74,457
(Increase) in Inventory	(48,097)	-
Decrease in Prepaid Assets	7,283	13,770
(Decrease) in Accounts Payable	(5,825)	(5,068)
Increase In Accrued Expenses	7,705	8,922
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(729,068)	(123,826)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(259,781)	(8,359)
Purchase of Intangible Assets	(5,988)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(265,769)	(8,359)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscription	4,000,000	1,171,099
Stock Offering Costs	(315,078)	-
Contributions	-	28,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,684,922	1,199,412

NET CASH INCREASE (DECREASE) FOR PERIOD	2,690,085	1,067,227

CASH AT BEGINNING OF PERIOD	992,448	150,071

CASH AT END OF PERIOD	$3,682,533	$1,217,298

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2014
6,000,000 shares issued to employees at $0.129 per share. Of these, 1,500,000 vested during the period and 4,500,000 are unvested.
375,000 shares issued for consulting services at $0.126 per share.
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

SEPTEMBER 30, 2014

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for September 30, 2014 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc. and Sumner & Lawrence Limited. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at September 30, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2014 and 2013, or December 31, 2013. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at September 30, 2014 and December 31, 2013 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded during the nine months ended September 30, 2014. During the year ended December 31, 2013, an impairment of $87,340 was recorded to reduce the value of customer contacts intangible assets of Sumner as management plans to discontinue servicing the related contracts in 2014.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2014-16 contain technical corrections to existing guidance or affects guidance to specialized industries. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Deferred Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

Inventory – Inventories consist of purchased parts which will be resold to customers. Inventories are valued at the lower of cost or market.

Research and Development - Research and Development costs are expensed as they are incurred and are included in General and Administration expense. Research and development costs for the three and nine months ended September 30, 2014 were $76,561 and $183,137, respectively. Research and development costs for the three and nine months ended September 30, 2013 were $8,525 and $13,052, respectively.

NOTE 2 – Furniture and Equipment

3D Metal Printer – On August 14, 2014, the Company and EOS GmbH (EOS) finalized their agreement with respect to the purchase by the Company of a state-of-the art 3D metal printer Model M290 from EOS for purposes of making parts for users of performance and safety critical components. The printer will also serve as an in-house test bed for future upgrades to Sigma Labs commercially available PrintRite 3D quality assurance system. As of September 30, 2014, the Company has capitalized $241,333 towards the purchase. The Company estimates that the total cost will be $724,000 and will be completed during the fourth quarter of 2014.

NOTE 3– Stockholders’ Equity

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

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of September 30, 2014.

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

On October 31, 2013, in conjunction with the appointment of a director as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to the director as noncash compensation valued at $78,000 or $0.156 per share. Of these shares, 300,000 (valued at $46,800) vested immediately, 100,000 (valued at $15,600) vested in April 2014 and 100,000 (valued at $15,600) remain unvested and are reflected as deferred compensation as of September 30, 2014.

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

In February 2014, the Company issued 375,000 shares of stock to a consultant, subject to restrictions. The shares were valued at $0.126 or $47,250. Of these shares, 200,000 (valued at $25,200) vested during the quarter ended March 31, 2014 and 175,000 (valued at $22,050) vested during the quarter ended September 30, 2014.

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

On March 15,, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Inventive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the Equity Plan, the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 30,000,000 shares of common stock to its employees, officers, directors, consultants and advisors.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At September 30, 2014, there were 618,241,061 shares issued and 612,641,061 outstanding, reflecting 5,600,000 issued but unvested shares pursuant to the Company’s 2011 and 2013 Equity Incentive Plans. At December 31, 2013, there were 559,766,061 shares issued and 556,816,061 shares outstanding, reflecting 2,950,000 issued but unvested shares pursuant to the Company’s 2011 Equity Incentive Plan.

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

During the nine months ended September 30, 2014, 375,000 shares of common stock were issued to a consultant at $0.126 per share.

During the nine months ended September 30, 2014, an additional 1,750,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

During July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of September 30, 2014, the balance of unvested compensation cost expected to be recognized is $580,500 (4,500,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through July 2017).

As of September 30, 2014, the balance of unvested compensation cost expected to be recognized is $618,800 and is recorded as a reduction of stockholder’s equity. As of December 31, 2013, the balance of unvested compensation cost expected to be recognized is $88,900 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through July 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at September 30, 2014 or December 31, 2013.

Warrants

At September 30, 2014, the Company had four outstanding warrants for a total of 18,796,296 shares. Of these, 16,296,296 are exercisable at $0.15 per share and 2,500,000 are exercisable at $0.08 per share.

NOTE 4 – Registration Statement on Form S-3

As previously reported, during September 2014 the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC). If and when the Registration Statement is declared effective by the SEC, the Company will be able to offer and sell, from time to time, up to $100,000,000 of securities, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. No sales will be made under the sales agreement or the Registration Statement, generally, until the Registration Statement has been declared effective by the SEC. As of September 30, 2014 no securities have been sold under the Registration Statement.

Note 5 - Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception.  The Company has also had decreasing revenues in recent periods.  However, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues.  Management believes they have adequate working capital to fund their plans through 2015.

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2014 and 2013:

	3 Months Ending		9 Months Ending
	09-30-14	09-30-13	09-30-14	09-30-13

Loss from continuing Operations available to Common stockholders (numerator)	$(539,438)	$(185,427)	$(2,802,253)	$(504,521)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	616,610,626	533,549,034	607,463,863	466,440,698

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

Overview of Business

B6 Sigma is a technology company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies. It is the belief of our management that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing process in real time. In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical and power generation.

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

We expect to generate revenues primarily by selling or licensing our manufacturing and materials technologies. We expect that our continued development in fiscal 2014 of our IPQA® technology will enable us to begin commercializing this technology in the remainder of 2014 and early 2015 for the AM metal market. We plan to assist our commercialization partners with marketing-related activities for those advanced materials-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of these technologies and generate no revenues therefrom. Since its inception, B6 Sigma has generated revenues primarily from engineering consulting services it provides to third parties.

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

Additionally, our President and Chief Executive Officer has worked at or with United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the last 20 years. Due to his work with the DOE, our President and Chief Executive Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

The Company acquired Sumner & Lawrence Limited (dba Sumner Associates) in December 2011. Sumner Associates was a private consulting company that provided services to the public and private sector. The Company expects to complete the dissolution of Sumner Associates during the fourth quarter of 2014.

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

Recent Developments (in reverse chronological order)

Model 290 3D Metal Printer Purchase

The Company has purchased a state-of-the-art Model 290 3D metal printer from Electro Optical Systems (EOS) GmbH for the purpose of making parts for users of performance-and safety-critical components. The printer will also serve as an in-house test bed for future upgrades to our commercially-available PrintRite3D quality assurance system. The printer was delivered to our offices in October 2014. The Company expects to complete the installation and integration of the printer with our PrintRite3D® quality assurance system by the end of December 2014.

Contract from Honeywell Aerospace as part of a Defense Advanced Research Project Agency (DARPA) Phase II award.

On November 3, 2014, we announced the receipt of a contract from Honeywell Aerospace as part of a DARPA Phase II award; Phase I work was completed earlier in 2014. The DARPA program’s goal is to develop an Integrated Computational Material Engineering framework to accurately predict the properties of metal components produced using additive manufacturing. Phase II work is expected to begin in the fourth quarter and run through mid-2016, with a total award value to Sigma Labs of approximately $0.5 million, subject to the achievement by us of certain milestones.

Contract from Edison Welding Institute (EMI) as part of grant from the U.S. Department of Commerce's National Institute of Standards and Technology (NIST)

On September 23, 2014, we announced the receipt of an initial contract from EMI as part of the previously-announced grant from the U.S. Department of Commerce's NIST for the development of in-process sensing and monitoring capabilities to ensure consistent quality in 3D printing. The grant, worth $5 million in total, was awarded to a group of universities, laboratories, and companies in the field of additive manufacturing; Sigma Labs’ contract will evaluate the company’s PrintRite3D® technology for monitoring and control applications. Under the contract, we expect to generate an aggregate of approximately $150,000 in revenues by the end of the second quarter of 2015.

Release of PrintRite3D® INSPECT™ quality assurance software

On September 8, 2014, we announced the commercial launch of our PrintRite3D® INSPECT™ quality assurance software. The PrintRite3D® INSPECT™ software addresses one of the three challenges currently confronting the 3D printing of metal parts, namely getting the right quality. For the most critical applications like aerospace and defense, there remains a considerable amount of variation part-to-part, run-to-run, and machine-to-machine. Accordingly, extensive post-process inspection is required. PrintRite3D® INSPECT™, when coupled with PrintRite3D® SENSORPAK™, real-time multi-sensors and hardware platform, generates part quality metrics and reports during manufacturing, eliminating post-manufacturing quality inspection. PrintRite3D® INSPECT™ also provides manufacturing engineers with part quality metrics and reports based on rigorous statistical analysis of manufacturing process data, and permits non-suspect parts to by-pass traditional post-process inspection.

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

Results of Operations

We expect to generate revenues primarily by direct sales or licensing our technology solutions to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies and generate no revenues therefrom. During the three and nine months ended September 30, 2014, we recognized revenues of $92,449 and $322,091, respectively, as compared to $280,831 and $753,080 in revenues that we generated during the same periods in 2013. The decrease in revenues was primarily caused by the fact that a contract held by Sumner Associates was not renewed in 2014, as well as the unanticipated delay in the commencement of our work with respect to the above-described contracts from Honeywell Aerospace and EWI. The revenues we generated during the nine months ended September 30, 2014 and 2013 were primarily generated from consulting services we provided to third parties during these periods. We expect that our revenue will increase in future periods as we commence our services under the contracts from Honeywell Aerospace and EWI, and as we seek to commercialize our technologies, including from obtaining anticipated contract manufacturing orders in connection with our new Model 290 3D metal printer. Our costs of service revenue for the three and nine months ended September 30, 2014 were $36,326 and $176,954, respectively, as compared to $159,367 and $395,846 for the same periods in 2013.

Our general and administrative expenses for the three and nine months ended September 30, 2014 were $296,085 and $712,264, respectively, as compared to $181,562 and $463,911 for the same periods in 2013. Our payroll expenses for the three and nine months ended September 30, 2014 were $84,865 and $387,564, respectively, as compared to $29,137 and $184,963 for the same periods in 2013. Our expenses relating to non-cash stock compensation for the three and nine months ended September 30, 2014 were $215,550 and $566,950, respectively, as compared to $96,500 and $213,200 for the same periods in 2013. Our warrant expenses for the three and nine months ended September 30, 2014 were $0 and $1,283,333, respectively, as compared to $0 and $0 for the same periods in 2013.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in payroll expenses for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 is principally the result of a performance bonus paid by us in the first quarter of 2014 in the amount of $175,000 to our President and Chief Executive Officer. Another reason for the net increase in payroll expenses is the addition of three full-time employees in the third quarter of 2014. The net increase in general and administrative expenses for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 is principally the result of increased research and development costs, personnel costs, investor relations expenditures and consultant services provided to us due to our growing operations.

We expect our general and administrative expenses to increase for the remainder of 2014 as we seek to commercialize our IPQA®-related technologies and increase our marketing. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we add employees as we grow our business.

Our net loss for the three and nine months ended September 30, 2014 increased substantially over the prior year and totaled $539,438 and $2,802,253, respectively, as compared to $185,427 and $504,521 for the same periods in 2013. The increase in our net loss was the result of decreases in revenues and increased general and administrative expenses, payroll expenses, non-cash compensation expenses and warrant expenses. The largest factor in the increased net loss during the nine months ended September 30, 2014 is the warrant expense associated with the extension in June 2014 of the expiration date of an outstanding warrant to purchase shares of the Company's common stock by nine months.

Liquidity and Capital Resources

As of September 30, 2014, we had $3,682,533 in cash and had a working capital surplus of $3,654,554, as compared with $992,448 in cash and a working capital surplus of $1,180,973 as of December 31, 2013. On January 10, 2014, we sold an aggregate of 43,750,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $3,300,911. On June 4, 2014, we sold an aggregate of 6,250,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $474,965.

We plan to generate revenues primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through September 30, 2014, we generated revenues and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma common stock.

We expect that our continued development of our IPQA® technology (i.e., PrintRite3D®) will enable us to begin commercializing this technology in the remainder of 2014 and early 2015 for the AM metal market. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality assurance technologies, and through the use of proceeds from sales of our securities.

As of November 14, 2014, B6 Sigma has three active consulting contracts with respect to which we expect to generate up to approximately $235,000 in revenues during the fourth quarter of 2014, subject to the achievement by us of certain performance milestones

Some of our consulting contracts, including the contracts from Honeywell Aerospace and EMI, are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of November 14, 2014, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of November 14, 2014 and the proceeds we expect to receive under our consulting agreements and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2015. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our new 3D metal printer, and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders to fulfill our business plans. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts.

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

We have purchased from EOS GmbH a Model 290 3D metal printer for $724,000, with payments in three equal installments. The first payment was made in September 2014, the second payment was made in October 2014, and the final payment is expected to be made in November 2014.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer, and Principal Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

10.1	At The Market Offering Agreement, dated as of September 23, 2014, between Sigma Labs, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 filed by Sigma Labs, Inc. on September 23, 2014).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.
November 14, 2014	By: /s/ Mark J. Cola Mark J. Cola President and Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By: /s/ Monica Yaple Monica Yaple Treasurer (Principal Financial Officer)

