Form 10-K
period 2014-12-31
SIGMA LABS, INC.
filed 2015-03-31
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 033-02783-S

SIGMA LABS, INC.

(Exact name of Registrant as specified in its charter)

Nevada		82-0404220
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,931,219.39.

The outstanding number of shares of common stock as of March 31, 2015 was 623,344,835.

Documents incorporated by reference: None.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2014

i

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission ("SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

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

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and the commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the 3D Printing ("3DP") industry and making operational the contract manufacturing business for metal 3DP, which technologies are described elsewhere in this Annual Report on Form 10-K. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and run a contract manufacturing division for metal 3DP using our recently installed Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	Aerospace and defense manufacturing;

•	Oil and Gas manufacturing;

•	Bio-medical manufacturing; and

•	Automotive manufacturing.

We expect to generate revenues primarily by direct sales or licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Additionally, we expect to begin to generate revenues from our contract manufacturing activities in metal 3DP. We also expect that our continued development of our “In Process Quality Assurance™” or “IPQA® technology will enable us to commercialize this technology for the AM metal market in the remainder of 2015 and 2016. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of these technologies. Since its inception, B6 Sigma has generated revenues primarily from engineering consulting services it provides to third parties.

Our board of directors, management and business advisors comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets, as well as business operations. These individuals collectively possess over 100 years of experience working in the advanced manufacturing, materials technology and commercial industry space. As such, we believe we possess the resident expertise to provide engineering consulting services to other companies regarding their manufacturing operations, or to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original design through the use of 3DP, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such engineering consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

Additionally, our President and Chief Executive Officer has worked at or with the Edison Welding Institute, the United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the last 20 years. Due to his work with the DOE, our President and Chief Executive Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

The Company acquired Sumner & Lawrence Limited (dba Sumner Associates) in December 2011. Sumner Associates was a private consulting company that provided services to the public and private sector. Sumner Associates was dissolved during fiscal 2014 as the number of its contracts had been reduced in the past two years due to, among other things, changing funding climates within the DOE.

EARLY STAGE TECHNOLOGY COMMERCIALIZATION AND MARKET POSITIONING

Since our inception, we have made tremendous progress in bringing early stage technology from scientific concept and curiosity to practical reality, as described below.

1. In-Process Quality Assurance™ (IPQA®) for Additive Manufacturing. We believe that "additive manufacturing" ("AM"), also known as 3D Printing, will significantly impact the manufacturing landscape and revolutionize 21st century industry. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. As a result of AM, parts can go straight from digital computer designs and 3D computer models to actual, physical parts in a single step. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts and this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is currently a “black art” with limited applications, Sigma is developing its IPQA® technology into a breakthrough hardware and software suite of products for AM known as PrintRite3D®, which we expect will fully address some these shortcomings and enable serial production for metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity. PrintRite3D® comprises a suite of software modules that address the three fundamental problems facing metal AM today, namely: assuring the metal integrity of the product; assuring the as-built geometry of the product; and, increasing the productivity or speed of the AM process.

2. Contract Manufacturing for Metal Additive Manufacturing. According to the Wohlers 2014 Annual Report, the service provider segment, industry growth in 2013 was limited by access to capital, so small companies developed expertise around specific types of AM machines and niche markets. Contract manufacturers are in the early stages of adding metal AM systems to supply production parts to aerospace and industrial original equipment manufacturers ("OEMs"). We believe that most AM machines produced through 2013 are not well suited for production applications. They have limited feedback measurement and control sensors to guarantee part quality. Some of the latest machines available, such as EOS’s M290 machine, are beginning to be sold with advanced measurement systems.

General Electric Aviation ("GEA") purchased Morris Technologies, and its sister company, Rapid Quality Manufacturing, in 2012. At that time, Morris Technologies controlled approximately half of the metal laser capacity in the U.S. As a result, OEMs like GEA and Honeywell Aerospace seek to build internal capacity and secure new sources for AM metal parts. Sigma believes that this service provider market segment provides further opportunity to capture significant portions of the growing demand for metal production parts. Accordingly, Sigma has acquired its first EOS M290 machine in 2014. Using the highly reliable M280 as its base, the M290 adds improved energy efficiencies, faster build times, and slightly larger build platform capabilities. Through our EOS M290 machine, our customers will gain the benefits of many years of M280-proven applications while accessing the latest in DMLS technology, as well as receiving parts produced using our state-of-the-art PrintRite3D® quality assurance technology.

3. Biomedical Implant Technology. The Company has developed and demonstrated at a working prototype level the ability to modify the surface of a metal substrate, in this case, a commercially available dental implant made from commercially pure (CP) titanium. Further, the Company has demonstrated during pre-clinical trials in 2011 in Canada with human patients that the treated dental implants were able to fully integrate with the human jaw in a period of four weeks as opposed to the more typical eight-twelve weeks or longer for currently available untreated dental implants. The Company does not currently have the resources to continue its commercialization efforts of such technology without the assistance of a partner or licensee. However, Sigma and Metallicum Inc., a subsidiary of Manhattan Scientifics, Inc., with whom we entered into an exclusive marketing agreement, effective May 24, 2014, pursuant to which we granted Manhattan Scientifics a five-year exclusive right to seek to identify prospective licensees and strategic partners for the purpose of commercializing our dental technology, could benefit from the results of a program starting in 2015 at Los Alamos National Laboratory and funded by the State of New Mexico's Small Business Association Program. The overall objective of this program is to enhance the commercial value of the existing intellectual property portfolios of Metallicum and Sigma by quantifying the extent to which the surface of either nanostructured Grade 4 titanium or nanostructured Grade 4 titanium modified by our surface treatment displays biocompatibility beyond that of conventional Grade 4 titanium with or without the B6 Sigma surface treatment.

4. Advanced Munitions Technology. The Company has developed and demonstrated at a working prototype level several classes of energetic materials which have structural strength until impact, and then release energy into the target without generating dangerous shrapnel which could fly out of the explosion zone. The Company believes that this selective munitions technology, if commercialized, will enable our forces to engage the enemy without harming civilians and will enable drones to have new strike capabilities. The Company does not currently have the resources to continue its commercialization efforts of such technology without the assistance of a partner or licensee. The Company has licensed the technology to Allotrope Sciences Corporation ("Allotrope") under an exclusive license agreement with Allotrope entered into in April 2013, pursuant to which we granted Allotrope rights to market and sell Sigma's ARMS™ and BAM™ technologies to U.S. and Foreign Government customers.

A detailed description of our technologies and business follows:

Next-Generation Quality Assurance Solutions for Additive Manufacturing

The Market

An area of increasing interest in the manufacturing world is AM or 3DP. AM is a method of producing functional parts directly from computer design files without any tooling or other processing.

The sale of AM products and services is expected to exceed $7 billion worldwide by 2016. The AM industry is expected to more than quadruple to about $12.5 billion by 2018. By 2020, the AM industry is forecasted to exceed $21 billion, all according to Wohlers 2014 Annual Report.

Metal parts are a rapidly growing segment of this overall market space as AM or 3D printing moves from just making models to making actual, fully functional parts. Large firms such as Honeywell Aerospace, GEA and Boeing Aircraft Company view AM as an enabling process for many components. GEA has foreseen that up to 50 percent of its aero-engine parts will be made by AM by 2016 and has sought to remove 1,000 lb from its current 4,000 lb engines by 2020. Further, both GE and Honeywell have made known their dissatisfaction with the inconsistency of the AM process from part-to-part and from machine-to-machine as early as January 2012 (MIT Technology Review). The Company believes that companies such as GE and Honeywell cannot achieve these ambitious weight reduction goals without new quality assurance and control technologies for metal AM parts because current quality control methods are not sufficient to allow cost-effective manufacturing of safety- and performance-critical metal parts. The Company believes that our PrintRite3D® technology would directly address this shortcoming for metal parts and allow such AM applications to move forward. As noted below, we are providing consultant services to GEA and Honeywell Aerospace to assist in these goals.

As further evidence of the demand for new quality control methods for safety-critical additive manufacturing, the US Navy’s Chief Scientist, W.E. Frazier, commented that the need for real-time quality monitoring and control is essential to achieving the Navy’s goals for additive manufacturing. This is precisely the technology that would be provided by our PrintRite3D® technology. There is currently a very limited supplier base providing high value-added, performance and safety-critical metal parts including the OEM captive job shops. We believe that none are currently capable of addressing the issue of real-time quality control. Our PrintRite3D® is currently a market leader in this area.

The Company has ongoing contracts that include a Period 2 project with Honeywell Aerospace funded by the Defense Advanced Projects Agency ("DARPA") on the application of our PrintRite3D® to performance-critical AM metal parts. This project is vitally important because it provides an early opportunity to further demonstrate how our In-Process Quality Assurance™ technology or PrintRite3D® will reduce unnecessary post process inspection costs and improve quality for AM of highly critical aerospace metal components. Also, B6 Sigma was a participant on a GEA led team of companies and universities, which were recently awarded a research contract by the National Additive Manufacturing Innovation Institute (“NAMII” or AmerciaMakes) titled, “In-Process Quality Assurance™ for Laser Powder Bed Production of Aerospace Components”. The contract has the stated objective of maturing the In Process Quality Assurance™ (IPQA®) technology for aerospace applications by leveraging a development approach incorporating multiple AM OEM machines, multiple superalloys, and multiple product intent aerospace components. Lastly, we were part of a large research team, led by the Edison Welding Institute, that was awarded a grant funded by the National Institute of Standards ("NIST") to ensure that quality parts are produced and certified for use in products made by a variety of industries and their supply chains. The emphasis is on providing tools needed for additive manufacturing applications to progress from prototype to serial production.

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

We believe that Sigma's unique process know how and trade secrets of IPQA® for AM, and U.S. patent awards and patents pending for monitoring and control for processes specifically including AM, along with its PrintRite3D® technology has uniquely positioned Sigma to be a leader in the market space for quality assurance technologies for AM. Our proven and sophisticated analysis software has been demonstrated and tested at many manufacturing sites around the world which has validated the PrintRite3D® INSPECT™ and SENSORPAK™ modules. In addition, Sigma has strategic relationships with experienced aerospace companies in North America that are assisting in the validation of our PrintRite3D® suite of modules.

Also, we continue to work with General Electric under our Joint Technology Development Agreement ("JTDA"), dated April 10, 2013, with General Electric to advance and implement in-process inspection technologies for additive manufactured jet engine components. Lastly, we are continuing to work with Honeywell Aerospace on the separate development of our PrintRite3D® DEFORM™ software module for metal-based AM under our Trial Evaluation Agreement with Honeywell Aerospace, which sets forth the parties' intent to use Honeywell's Advanced Manufacturing Engineering Center as a beta test site for our PrintRite3D® DEFORM™ software module.

Business Model

Sigma believes the concept would entail utilizing our innovative sensing and process monitoring, quality assurance and control technologies to develop integrated and interactive systems of in-process inspection, feedback, data collection and critical analysis. Such systems would benefit users comprising AM OEM equipment manufacturers, aerospace, defense, and biomedical OEMs, as well as other high-margin and high-volume OEM producer of parts such as oil and gas and automotive, respectively. Sigma has commercially released beta-versions of the following product offerings:

•	PrintRite3D® INSPECT™ – software which verifies quality layer by layer, mm2 by mm2.

•	PrintRite3D® SENSOR PAK™ – the auxiliary sensor and hardware kit that sits on every AM machine to collect the data to drive the software.

The following software modules are either in development or envisioned as complementary product offerings:

•	PrintRite3D® DEFORM™ – software which assures the as-built geometry.

•	PrintRite3D® THERMAL™ – software which predicts the thermal profile in the part.

We envision a business model comprising either direct PrintRite3D® product sales with supporting engineering services or engineering services wherein we use our own PrintRite3D® products to solve customer specific quality assurance problems. The target markets would be end users having an AM machine capable of making metal parts as well as AM software and equipment OEMs. PrintRite3D® system sales are designed to run on different machine platforms allowing us to maximize our product offering to the entire AM metal market. Also, in conjunction with our JTDA with GE Aviation, we envision PrintRite3D® being used in the manufacture of fuel nozzles for GE’s newest jet engine - the LEAP engine. Including our PrintRite3D® technology as part of GE Aviation’s quality control model should provide the necessary “objective evidence of compliance” required by their customer (the F.A.A.) to ensure production quality and process reliability. Further, we envision a license and royalty aspect to our business model for AM OEM equipment makers wishing to embed our PrintRite3D® technology into new and existing AM machines worldwide.

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

To summarize, Sigma is a small, high-technology company focusing on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part.

Contract Manufacturing/Service Bureau for Metal Additive Manufacturing

The Market

According to the Wohlers 2014 Annual Report, it has been reported that the demand for production parts is expected to drive annual revenues to much higher levels. This market segment comes with significantly higher quality standards compared with modeling and prototyping applications. The AM market in 2013 for all AM products and services worldwide was approximately $3.07 billion. Worldwide revenues from AM services grew 26.3% to $1.56 billion in 2013, 36.6% in 2012, 30.7% in 2011, and 25.3% in 2010.

As demand continues to increase for prototyping services and as industrial companies begin to gain regulatory acceptance for AM designed parts, there is an increasing need for contract manufacturing services to produce these AM parts. The existing service bureau for AM parts is small and fragmented and does not currently have the capacity to meet the expected future demand for AM parts.

Technology and Competitive Advantage

We believe that a unique selling point or competitive advantage is our PrintRite3D technology that we believe will provide customers with the necessary objective evidence of compliance of the 'as designed' intent through the use of 'as made' data for performance and safety-critical components.

Business Model

We believe there is sufficient room in the burgeoning AM service provider market to allow us to establish a presence and expand into a leading provider of AM produced metal parts.

We envision a business model comprising revenues from contract manufacturing sales for prototyping services as well as Small Lot Intelligent Manufacturing™ (SLIM®) sales for products made with our PrintRite3D® technology. The target markets would be end users requiring high-end metal parts such as in the aerospace, oil & gas, bio-medical and automotive markets.

Biomedical Prosthetics, Implants and Munitions Technologies: Next Generation

The Company also has dental and munitions technologies. If we identify suitable licensees or commercialization partners with respect to these technologies, we expect to limit our activities in these areas to marketing assistance.

In April 2013, Sigma entered into an exclusive license agreement with Allotrope. Under the agreement, Allotrope is obligated to pay specified license fees and low single digit royalties on sales relating to the licensed patents. The initial term of the agreement is five years, unless sooner terminated as provided in the agreement, which may be renewed by Allotrope for up to three additional periods of one year each after the expiration of the initial term. Additionally, Allotrope may consider sales to system integrators requiring enhancements to current weapons systems where it makes business sense.

We have not yet identified and may not be successful in identifying a credible commercialization partner for our biomedical prosthetics and implant technology.

Recent Developments (in reverse chronological order)

On January 15, 2015, we announced that B6 Sigma was granted its first contract from GE Aviation as a member of the previously-announced winning team of companies and universities awarded an “America Makes” AM research project. The project is funded by the National Additive Manufacturing Innovation Institute and covers Sigma's proprietary IPQA® software for advanced AM monitoring.

On December 10, 2014, we announced that we signed a technology cooperation agreement with Additive Industries B.V., which develops next-generation 3D printing equipment.

On November 3, 2014, we announced that we received a contract from Honeywell Aerospace as part of a DARPA Phase II award; Phase I work was completed earlier in 2014. The DARPA program’s goal is to develop an Integrated Computational Material Engineering framework to accurately predict the properties of metal components produced using additive manufacturing. Phase II work began in the fourth quarter of 2014 and is expected to run through mid-2016, with a total award value to Sigma of approximately $500,000, approximately $59,000 of which was generated in 2014, subject to the achievement by us of certain milestones.

On September 23, 2014, we announced the receipt of an initial contract from Edison Welding Institute as part of the previously-announced grant from the U.S. Department of Commerce's NIST for the development of in-process sensing and monitoring capabilities to ensure consistent quality in 3D printing. The grant, worth $5 million in total, was awarded to a group of universities, laboratories, and companies in the field of additive manufacturing; Sigma's contract will evaluate the company’s PrintRite3D® technology for monitoring and control applications. Under the contract, we expect to generate by the end of the second quarter of 2015 an aggregate of approximately $150,000 in revenues, approximately $112,478 of which was generated in 2014.

On September 8, 2014, we announced the commercial launch of our PrintRite3D® INSPECT™ quality assurance software. The PrintRite3D® INSPECT™ software addresses one of the three challenges currently confronting the 3DP of metal parts, namely getting the right quality. For the most critical applications like aerospace and defense, there remains a considerable amount of variation part-to-part, run-to-run, and machine-to-machine. Accordingly, extensive post-process inspection is required. PrintRite3D® INSPECT™, when coupled with PrintRite3D® SENSORPAK™, real-time multi-sensors and hardware platform, generates part quality metrics and reports during manufacturing, eliminating post-manufacturing quality inspection. PrintRite3D® INSPECT™ also provides manufacturing engineers with part quality metrics and reports based on rigorous statistical analysis of manufacturing process data, and permits non-suspect parts to by-pass traditional post-process inspection.

On June 19, 2014, we announced that we acquired the latest generation Model 290 3D metal printer from EOS GmbH for the purpose of making parts for users of performance-and safety-critical components. The printer will also serve as an in-house test bed for future upgrades to our commercially-available PrintRite3D quality assurance system. We completed the installation and integration of the printer with our PrintRite3D® quality assurance system in early 2015.

On June 12, 2014, we announced that we entered into a contract with Adurant Technologies, LLC, a Cloudera® and Oracle® Gold Partner, to assist us in formulating, designing and deploying a unified ‘Big Data’ methodology to support the integration of our PrintRite3D® systems with both existing and legacy manufacturing and production infrastructure systems.

On May 6, 2014, we announced that we entered into a Trial Evaluation Agreement with Honeywell International, Inc., which sets forth the parties' intent to use Honeywell's Advanced Manufacturing Engineering Center as a beta test site for our PrintRite3D® DEFORM™ software module for metal-based additive manufacturing.

On April 22, 2014, we announced that Sigma signed a Technology Cooperation Agreement with Materialise NV. The agreement sets forth the parties' intent to collaborate technically and commercially in the integration, production and marketing of PrintRite3D® software-related products for metal-based additive manufacturing.

On March 25, 2014, we announced that we filed a patent application for a unique sensor invention that helps both process development and quality assurance in AM of metal components.

Competition

We believe our technologies will be beneficial to several industries, including aerospace, defense, oil and gas, bio-medical, and power generation. However, developments by others may render our current and proposed technologies noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors. Additionally, our competitive position may be materially affected by our ability to develop or successfully commercialize certain technologies that we have identified for commercialization. Other general external factors may also impact the ability of our products to meet expectations or effectively compete, including pricing pressures.

 We anticipate some of our principal competitors in the United States will include AM End Users, such as GE Aviation, Honeywell Aerospace, Schlumberger, Rolls-Royce PLC, Pratt & Whitney; AM OEM equipment manufacturers, such as EOS, Concept Lasers and SLM; third party solution providers like Stratonics Inc., IMPACT Engineering, Inc, Computer Weld Technology, Inc. and Vibrant Corporation that specialize in designing and manufacturing automated welding equipment and quality control monitoring devices used in industrial applications, as well as Aerojet Ordnance, General Dynamics Ordnance and Tactical Systems, Alliant Techsystems Inc. and Energetic Materials and Processes, Inc., both of which are businesses focused on developing materials technology solutions in the advanced munitions market; and Straumann AG, BioMet 3I, Keystone Dental, HiOssen Dental, and companies that specialize in developing dental implants that heal rapidly. Most of these competitors have significantly greater research and development capabilities than we do, as well as substantially more sales, marketing and financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the development of our PrintRite3D® quality assurance technologies for specific customers and for the industry in general. During the years ended December 31, 2014 and 2013, the Company recognized $219,132 and $14,275, of research and development costs, respectively.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, process knowledge, and other intellectual property as critical to our success. We rely on patent, trademark and other intellectual property law, and confidentiality agreements with employees, partners, and others to protect our intellectual assets. The below chart summarizes our issued patents. We have filed four patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. There is no guarantee that the patents for which we have applied will offer adequate protection under applicable law.

Title	Type	Patent No.
Controlled Weld Pool Volume Control of Welding Processes	US Utility	8,354,608
Structurally Sound Reactive Materials	US Utility	8,372,224
Composite Projectile	US Utility	8,359,979

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

Employees

As of March 31, 2015, the Company had four full-time employees and one part-time employee. We are actively searching for additional, qualified administrative and engineering staff, as well as sales and marketing staff, to support our expanding operations in the area of IPQA® for AM, as well as contract manufacturing in the AM service provider sector.

Corporate Information

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

We incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name from Framewaves Inc. to Sigma Labs, Inc.

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

Since we commenced business operations in 2010 and are continuing to develop our technologies, it can be expected that we will continue to incur significant operating expenses and will experience significant losses in the foreseeable future. There is no assurance that any revenues we generate will be sufficient for us to become profitable or thereafter maintain profitability. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our lack of an operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We face many of the risks normally associated with a new business.

We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations. These uncertainties include developing our technologies and our brand name, raising capital to meet our working capital requirements and developing a customer base, among others. If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

We may not be able to obtain sufficient financing, and may not be able to further develop our technologies.

We believe that our existing cash and cash equivalents, along with revenue from our existing contracts, should be sufficient to fund our operations for at least eighteen months. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we may be dependent on obtaining further financing from third parties in order to maintain our operations and to meet our financial obligations. We cannot assure that additional funding to maintain our operations will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

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

We currently have no Chief Financial Officer (“CFO”) and it is unlikely we will hire a CFO in the near future due to the expense of employing a CFO and our limited capital resources. Monica Yaple is a consultant working as our Treasurer, and she also presently acts as our principal financial and accounting officer. Due to our limited internal organizational structure, our financial controls may be ineffective. Accordingly, unless we obtain the services of a qualified CFO, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements. Such regulatory requirements include, among others, certifications and protocols set forth in the Sarbanes Oxley Act of 2002 and related laws and regulations governing accounting, and financial and auditing standards and practices designed to ensure accurate and transparent financial information regarding the financial health and prospects of companies.

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

Some of our clients may terminate our contracts prior to completion, which could result in revenue shortfalls and reduce profitability or cause losses on contracts.

Many of our contracts with clients contain initial or base periods of one or more years, as well as option periods typically covering more than half of the contract’s initial duration. However, such clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly. Additionally, our contracts will likely contain provisions permitting a client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We are subject to government audits and our failure to comply with applicable laws, regulations and standards could subject us to civil and criminal penalties and administrative sanctions.

The government agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, a government agency may review our performance on a contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the agency determines that we have improperly allocated costs to a specific contract, we will not be reimbursed for those costs and we will be required to refund the amount of any such costs that have been previously reimbursed. If a government audit identifies improper activities by us or we otherwise determine that these activities have occurred, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid for RFPs in one or more jurisdictions.

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

We have operated our current line of business for a little over five years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put the Company at risk for uninsured losses.

We currently have liability insurance. Some or all of the Company’s customers may require insurance as a requirement to conduct business with the Company. We may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that the Company can afford or at all. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put the Company at risk of loss for any uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on our President and Chief Executive Officer, and other key personnel, the loss of which could harm our business.

The Company depends on Mark J. Cola, its President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm the Company’s business and significantly delay or prevent the achievement of business objectives. In addition, our delivery of services will be labor-intensive: when the Company is awarded a contract, we may need to quickly hire project leaders and case management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Because we have limited capital resources, we may be dependent on cash flow and payments from customers in order to meet our expense obligations.

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

Some of the Company’s activities involve developing products or processes that are based upon new, rapidly evolving technologies. The ability to commercialize or further develop these technologies could fail for a variety of reasons, both within and outside of the Company’s control.

Our success depends upon our ability to protect our intellectual property rights.

Our success in part depends on the Company’s ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we will be required to prosecute and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology. In addition, we filed four patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Prosecuting infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put the Company’s patent applications at the risk of not issuing. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

A cyber incident could result in information theft, data corruption, operational disruption, and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any losses relating to cyber attacks, there can be no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Our securities must be considered highly speculative, generally because of our limited operating history. We have neither generated any material revenues nor have we realized a profit from our operations to date and there is no assurance that we will operate on a profitable basis. Since we have not generated any material revenues, we expect that we will need to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

The market price and trading volume of our common stock may be volatile.

The market price of our common stock has exhibited substantial volatility. Between January 1, 2014 and March 30, 2015, the sale price of our common stock as reported on the OTCQB ranged from a low of $0.042 to a high of $0.183. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

•	announcements of regulatory developments or technological innovations by us or our competitors;

•	announcements of business or strategic transactions;

•	changes in our relationship with our strategic partners;

•	our quarterly operating results;

•	developments in patent or other technology ownership rights;

•	additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders; and

•	general changes in the economy, the financial markets or the industry in which we operate.

In addition, factors beyond our control may also have an impact on the price of our common stock. For example, to the extent that other large companies within our industry experience declines in their stock price, our stock price may decline as well. In addition, when the market price of a company’s common stock drops significantly, security holders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144 promulgated under the Securities Act of 1933, as amended, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our board of directors may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the market value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party.

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

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

On October 15, 2014, we renewed our lease for our manufacturing lab and office space located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, units E-40, E-42, A-330, A-331 and A-332. Such property is leased at a monthly rate of $3,000, and consists of 2,004.8 square feet. The term of the lease expires on September 30, 2015. We believe that our facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, we may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted for trading on the OTCQB under the symbol “SGLB.” Trading in our common stock during certain periods of 2013 has been limited. While trading increased in our stock in 2014, that trading was sporadic.

The following table sets forth the range of closing prices for our common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2014	High Bid	Low Bid
First Quarter	$0.183	$0.100
Second Quarter	$0.175	$0.102
Third Quarter	$0.151	$0.106
Fourth Quarter	$0.115	$0.059

Fiscal Year Ended December 31, 2013	High Bid	Low Bid
First Quarter	$0.048	$0.0125
Second Quarter	$0.053	$0.020
Third Quarter	$0.135	$0.037
Fourth Quarter	$0.276	$0.094

Shareholders

As of March 31, 2015, there were approximately 549 holders of record of our common stock based on information provided by our transfer agent.

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

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

We expect to generate revenues primarily by direct sales or licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies. During the fiscal year ended December 31, 2014 (“fiscal 2014”), B6 Sigma and Sumner Associates generated an aggregate of $548,723 in revenues, as compared to an aggregate of $1,071,439 in revenues that were generated by B6 Sigma and Sumner Associates during the fiscal year ended December 31, 2013 (“fiscal 2013”). The decrease in revenues was primarily caused by the fact that a contract held by Sumner Associates was not renewed in 2014, as well as the unanticipated delay in the commencement of our work in 2014 with respect to the below-described contracts from Honeywell Aerospace, Edison Welding Institute and General Electric (GE) Aviation. We generated revenues and financed our operations in fiscal 2014 and fiscal 2013 primarily from engineering consulting services we provided during these periods and through private sales of our common stock.

In fiscal 2014, B6 Sigma along with Sumner Associates generated an aggregate of $548,723 in revenues from consulting and other contracts. Sumner Associates generated $11,312 of such revenues. Specifically, we generated:

•	$25,000 in licensing fees from Allotrope Sciences Corporation;

•	$163,650 in revenues in conjunction with consulting contracts with GE Aviation;

•	$112,478 in revenue in conjunction with consulting contracts with the Edison Welding Institute;

•	$148,334 in revenues in connection with consulting contracts with Honeywell International, Inc.;

•	$97,135 in revenues in connection with consulting contracts with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition;

•	$2,126 in revenues in connection with a contract with NSTec to supply scientific consulting services.

In fiscal 2013, B6 Sigma along with Sumner Associates generated an aggregate of $1,071,439 in revenues from consulting and other contracts. Specifically, we generated:

•	$25,000 in licensing fees from Allotrope Sciences Corporation;

•	$124,681 in revenues in conjunction with consulting contracts with GE Energy, concerning application of our IPQA technology for development of next-generation repair technology for land-based gas turbine components;

•	$109,096 in revenue in conjunction with sales of our PrintRite3D systems to GE Aviation for test and evaluation purposes associated with the production of metal additively manufactured parts;

•	$207,579 in revenues in connection with consulting contracts with Honeywell International, Inc. concerning the application of our PrintRite3D® technology to the development of next-generation manufacturing technology of additively manufactured metal aero-engine components;

•	$21,700 in revenues in connection with an on-site engineering needs assessment to Alcoa Howmet to determine the feasibility of demonstrating our IPQA® technology on core breakage during investment casting;

•	$469,297 in revenues in connection with consulting contracts with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition;

•	$65,505 in revenues in connection with a follow-on consulting contract with Los Alamos National Laboratory to supply scientific consulting services and upgraded machine controls technology for packaging of nuclear materials for long-term storage and disposition; and

•	$48,581 in revenues in connection with a contract with Sandia Laboratories to supply scientific consulting services

Our general and administrative expenses for fiscal 2014 were $1,239,394, as compared to $724,223 in fiscal 2013. Our payroll expenses for fiscal 2014 were $404,054, as compared to $247,619 for fiscal 2013. Our expenses relating to non-cash compensation for fiscal 2014 were $582,550, as compared to $258,400 for fiscal 2013. In fiscal 2014, we also incurred a warrant expense of $1,283,333 as compared to $0 in fiscal 2013.

General and administrative expenses principally include operating expenses and outside services fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses in fiscal 2014 as compared to fiscal 2013 is principally the result of increased research and development costs, personnel costs, investor relations expenditures and consultant services provided to us due to our growing operations. The net increase in payroll expenses and non-cash compensation expenses in fiscal 2014 as compared to fiscal 2013 is principally the result of increased outside services costs, a performance bonus paid by us in the first quarter of fiscal 2014 in the amount of $175,000 to our President and Chief Executive Officer, the addition of three full-time employees in the third quarter of fiscal 2014, and increased incentive compensation associated with our operations. Of the $582,550 of non-cash compensation expenses incurred during fiscal 2014, $193,500 was the result of the vesting of 1,500,000 shares of the 6,000,000 shares of Company common stock, subject to restrictions, issued to three of our employees pursuant to the Company’s 2013 Equity Incentive Plan. The other $389,050 was non-cash compensation associated with the vesting of shares of our common stock issued under our 2013 Equity Incentive Plan to our consultants, employees and directors during 2014.

We expect our general and administrative expenses to increase for the remainder of 2015 as we seek to commercialize our IPQA®-related technologies and increase our sales and marketing. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we add employees to support our efforts to grow our business.

Our net loss for fiscal 2014 increased substantially overall and totaled $3,116,080, as compared to $734,117 for fiscal 2013. This increase in our net loss was the result of decreases in revenues and increased general and administrative expenses, payroll expenses, non-cash compensation expenses and warrant expenses, including the warrant expense associated with the extension in June 2014 of the expiration date of an outstanding warrant to purchase shares of the Company's common stock by nine months.

Liquidity and Capital Resources

As of December 31, 2014, we had $2,962,069 in cash and a working capital surplus of $2,811,606, as compared with $992,448 in cash and a working capital surplus of $1,180,973 as of December 31, 2013. On January 10, 2014, we sold an aggregate of 43,750,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $3,300,911. On June 4, 2014, we sold an aggregate of 6,250,000 shares of our common stock in a private offering with an accredited investor for aggregate net proceeds of $474,965. In connection with the purchase and sale of the shares in January 2014 and June 2014, we issued the investors a warrant to purchase up to 14,259,259 shares and 2,037,037 shares of our common stock, respectively, at an exercise price of $0.15 per share. The warrant issued in January 2014 expires in July 2015, and the warrant issued in June 2014 expires in June 2015.

We expect that our continued development of our IPQA® technology (i.e., PrintRite3D®) will enable us to commercialize this technology for the AM metal market in the remainder of 2015 and 2016. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise, i.e., materials and manufacturing quality assurance technologies, and contract manufacturing for additive manufacturing, and through the use of proceeds from sales of our securities.

As of March 31, 2015, B6 Sigma has three active consulting contracts with respect to which we expect to perform and generate up to approximately $989,000 in revenues in fiscal 2015, subject to the achievement by us of certain performance milestones. The Company decided in March 2014 to discontinue servicing the contract previously held by Sumner Associates.

Some of our consulting contracts, including the contracts from Honeywell Aerospace, Edison Welding Institute and GE Aviation, are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of March 31, 2015, nor have we ever had a credit facility since our inception.

Based on the funds we have as of March 31, 2015 and the proceeds that we expect to receive under our consulting agreements and from offerings of the Company’s stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses during 2015. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our new 3D metal printer, and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from private lenders to fulfill our business plans. There is no assurance that we will be successful in obtaining additional funding. As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014.  As of March 31, 2015, the Company is not eligible to use the Registration Statement to offer and sell its securities because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company is less than the minimum required by General Instruction I.B.1 of Form S-3 (i.e., $75 million). If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts.

In fiscal 2014, we purchased the EOS M290 3D metal printer for $724,000, $241,333 of which we paid in the first quarter of 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Rule 15d-15(e) under the Securities and Exchange Act defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the early stage of our business, with limited revenues and employees.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

We continuously seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this annual report.

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 31, 2015.

Name	Age	Position
Mark J. Cola	55	President, Chief Executive Officer, Chief Operating Officer and Director
Michael Thacker	78	Secretary and Director
Monica Yaple	35	Treasurer
Thomas P. O'Mara	78	Director

Each director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Business Experience of Directors and Management

The following describes the significant business experience of our directors and executive officers:

Mark J. Cola was appointed as Chief Executive Officer of the Company on September 20, 2012 and President, Chief Operating Officer and a director of the Company in September 2010. From June 2006 through April 2010, Mr. Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation. In addition, Mr. Cola has over 31 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory at which he held various technical and managerial positions including team leader and group leader of the welding and joining section as well as an advanced manufacturing technology group, respectively. He has also worked as a Research Engineer at Edison Welding Institute and for Thermadyne’s Stoody Division, a leading manufacturer of wear-resistant materials.

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

Our board of directors believes that Mr. Cola is qualified to serve as a member of the board because of Mr. Cola’s extensive prior experience as a manager of a number of engineering companies and his scientific and academic qualifications as well as his expertise in matters pertaining to the operation of manufacturing and technology companies.

Monica Yaple was appointed as Treasurer of Sigma on September 20, 2012, and served as Chief Financial Officer from September 20, 2012 until January 2014. Ms. Yaple is a Certified Public Accountant and has been providing accounting and consulting services for Sigma since January, 2012. Ms. Yaple has been practicing public accounting in New Mexico since 2001, and became a CPA in 2003. She spent five years with Accounting & Consulting Group, a New Mexico regional public accounting firm. She then was a partner of Griego Professional Services, an Albuquerque public accounting firm, for six years. She is currently the sole owner of her own firm, Monica Yaple, CPA, where she provides accounting and consulting services for a variety of clients. Ms. Yaple graduated from Hardin-Simmons University with a BBA degree in Accounting.

Michael Thacker was appointed as a director of Sigma on May 4, 2012 and as Secretary on September 20, 2012. Mr. Thacker also served as a director and Secretary for Sumner Associates, which was dissolved in 2014. Mr. Thacker has over 41 years of experience in marketing, sales, management, computer and earth science technology. Mr. Thacker’s career includes employment by IBM, the A.C. Nielson Co., and Dun and Bradstreet. Mr. Thacker graduated from Stanford, the Colorado School of Mines, and served as a reserve officer in the U.S. Army/Artillery.

Our board of directors believes that Mr. Thacker is qualified to serve as a member of the board because of Mr. Thacker’s extensive prior experience as a director of technology companies and his scientific and academic qualifications.

Thomas P. O’Mara was appointed as a director of Sigma on October 31, 2013. Mr. O’Mara has over 46 years of financial and management experience. He has served as President and as a director of many nationally prominent companies, such as Bell & Howell, a provider of document processing, microfilmers, scanners, and financial services, of which he held from 1976 until 1985 a number of positions, including Group President, and he was responsible for the company’s global audio-visual businesses and Optics Division. Mr. O’Mara also held a position at Bridge Products, Inc. where he served as President and COO from 1985 to 1987. Mr. O’Mara also is the founder and owner since 1992 of O’Mara Partners, a general management consulting company specializing in creating operational strategies to deal with change.

Mr. O’Mara’ significant experience in management and finance has led to the conclusion that he should serve as a director of the Company.

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

Board Committees

Pursuant to our Bylaws, our Board of Directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTCQB under the symbol “SGLB.” The OTCQB does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of March 31, 2015, our Board of Directors does not maintain any audit, nominating or compensation committee, or any other committees, except for a finance committee and a strategy committee, as described below. The Company does not have an audit committee financial expert.

Finance Committee

On October 31, 2013, the Company established a Finance Committee to advise and consult with the Board and management from time to time regarding prospective strategic transactions, including financing transactions. The following directors are members of the Finance Committee: Thomas P. O’Mara (Chairman) and Mark J. Cola.

Strategy Committee

On March 9, 2015, the Company established a Strategy Committee to act as the primary contact between management of the Company and our board of directors with respect to developing and implementing the Company's long-term strategic plans and, together with management of the Company, reviewing and making recommendations to our board of directors with respect to material terms and provisions of prospective strategic transactions. Michael Thacker is the sole member of the Strategy Committee.

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

Summary Compensation Table.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2013 and 2014 of the person who served as our principal executive officer during the fiscal year ended December 31, 2013 and 2014 (the “named executive officer”). No other executive officer of the Company earned annual compensation during the fiscal year ended December 31, 2014 that exceeded $100,000.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark J. Cola	2014	172,822	(1)	175,000	0	0	0	347,043
President, Chief Executive Officer, Chief Operating	2013	105,028	(1)	0	0	0	0	105,028
Officer, and Director (Principal Executive Officer)

(1)	Actual amounts paid.

Equity Awards

There were no options, warrants or other security awards outstanding for the named executive officer as of December 31, 2014 or 2013.

Unwritten Employment Arrangement with President and Chief Executive Officer

Mark J. Cola, our President and Chief Executive Officer, has entered into an “at will” unwritten employment arrangement with the Company. Under Mr. Cola’s employment arrangement, Mr. Cola's salary was increased from $9,484.80 per month to $15,000 per month, effective January 29, 2014. Under his employment arrangement, Mr. Cola is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Cola is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan as an employee and director of the Company. In recognition of Mr. Cola's services during fiscal 2013, the Company paid Mr. Cola a performance bonus of $175,000 during 2014.

Director Compensation

In the discretion of our board of directors, each non-employee director may be paid such fees for his services as a director and be reimbursed for his reasonable expenses incurred in the performance of his duties as director as our board of directors determines from time to time. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. The following table sets forth certain information concerning the compensation paid to directors for the fiscal year ended December 31, 2014 and 2013 for their services as directors of the Company.

2014 Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Thomas P. O’Mara	0	141,000	(1)	141,000
Michael Thacker	0	68,000	(2)	68,000

(1)	In November 2014, the Company issued 1,500,000 shares of the Company’s common stock to Mr. O’Mara, pursuant to the Company’s 2013 Equity Incentive Plan, in consideration of Mr. O'Mara's service as Chairman of the Finance Committee of our board of directors. Such shares were valued at $141,000 or $0.094 per share and are subject to a vesting schedule.

(2)	In April 2014, the Company issued 500,000 shares of the Company’s common stock to Mr. Thacker, pursuant to the Company’s 2011 Equity Incentive Plan, in consideration of the additional services as a director that Mr. Thacker provided the Company in connection with the Company’s operations. Such shares were valued at $68,000 or $0.136 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2015 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officer and each of our directors and (c) by all executive officers and directors of the Company as a group. As of March 31, 2015, there were 623,344,835 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Directors/Named Executive Officer:
Mark J. Cola	34,016,000	(3)	5.46%
Michael Thacker	5,612,500		*
Thomas P. O’Mara	2,000,000	(4)	*

All Executive Officers and Directors as a group (4 persons)	42,378,500		6.79%

Owners of More Than 5% of Common Stock:
Mark J. Cola	34,016,000	(3)	5.46%
Rockville Asset Management Ltd.(5)	58,009,259	(6)	9.31%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Sigma Labs, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507.

(2)	For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 31, 2015.

(3)	The shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012, except that, of the shares shown, 2,000,000 shares (1,500,000 of which are currently unvested) are held by Mr. Cola's spouse.

(4)	Of the shares shown, 1,125,000 are currently unvested.

(5)	The address of Rockville Asset Management Ltd. is RM 6A, Unit K, Yihong Xuan, Zhujiang Di Jing, Yizhou Road in Guangzhou City, China, 510300.

(6)	Of the shares shown, 14,259,259 represent shares underlying an eighteen-month warrant issued by the Company on January 10, 2014.

Equity Compensation Plans

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2014:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders:
2011 Equity Incentive Plan(1)	0	0	150,000
2013 Equity Incentive Plan(2)	0	0	21,250,000

(1) On March 9, 2011, the Company’s Board of Directors approved the Company’s 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2014, the Company issued an aggregate of 30,850,000 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan.

(2) On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. A total of 30,000,000 shares of common stock of the Company were reserved for issuance under our 2013 Equity Incentive Plan. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2014, the Company issued an aggregate of 8,750,000 shares of the Company’s common stock, some of which were subject to restrictions and without restrictions, pursuant to the Company’s 2013 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Effective as of July 25, 2014, the Company granted to Amanda Cola, the Company's Business Operations Manager, 2,000,000 shares of common stock under the Company's 2013 Equity Incentive Plan, valued at $0.129 per share, in connection with Mrs. Cola's “at will” employment arrangement with the Company. Of these shares, 500,000 vested on the date of grant, and the balance of the shares will vest in three equal annual installments of 500,000 shares each beginning on the first annual anniversary of the date of grant, provided, in each case, that Mrs. Cola remains in the Company's continuous employ through such vesting date. Mrs. Cola's annual salary is $90,000.

Director Independence

Our common stock is traded on the OTCQB under the symbol “SGLB”. The OTCQB electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of the Company or the Company’s subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.

All of our Board members, except Mr. Cola, an employee-director, are deemed “independent” under the NASDAQ Stock Market’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Pritchett, Siler & Hardy, P.C. during the fiscal years ended December 31, 2014 and 2013 for professional services for the audits of our financial statements and the reviews of financial statements included in our SEC filings was $59,251 and $40,291, respectively.

Audit-Related Fees

Audit-related fees for the fiscal year ended December 31, 2014 billed to us by Pritchett, Siler & Hardy, P.C. for professional services rendered in connection with a registration statement were $2,943. Pritchett, Siler & Hardy, P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal year ended December 31, 2013. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

Tax Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and was not paid any fees for tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2014 or 2013.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2014 or 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K. Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits previously have been filed with the SEC and are incorporated herein by reference.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed September 17, 2010, and incorporated herein by reference).
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference).
4.1	Warrant in favor of Rockville Asset Management Ltd. issued in January 2014. (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed March 31, 2014, and incorporated herein by reference).
4.2	Amendment No. 1 to Warrant in favor of Rockville Asset Management Ltd. issued in January 2014 (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014, and incorporated herein by reference).
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

Exhibit Number	Description
10.2	Sigma Labs, Inc. Subscription Agreement with Rockville Asset Management Ltd., entered into as of January 8, 2014. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 31, 2014, and incorporated herein by reference).
10.3	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*
10.4	License agreement dated April 11, 2013 made by and among Sigma Labs, Inc. and Allotrope Sciences Corp. (filed as Exhibit 10.7 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).
10.5	Exclusive Marketing Agreement, effective as of May 24, 2013, between Manhattan Scientifics, Inc. and Sigma Labs, Inc. (filed as Exhibit 10.4 to the Company’s Form 10-Q, filed on August 14, 2013, for the period ended June 30, 2013, and incorporated herein by reference).
10.6	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013 (filed as Exhibit 10.9 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*
10.7	Form of Nonqualified Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.8	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.9	Form of Restricted Stock Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.10	Consulting Agreement, dated January 1, 2015, between B6 Sigma, Inc. and Monica Yaple.* **
10.11	Amendment to Consulting Agreement, effective June 1, 2014, between Sigma Labs, Inc. and Monica Yaple (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on November 14, 2013, for the period ended September 30, 2013, and incorporated herein by reference).*
10.12

At the Market Offering Agreement, dated as of September 23, 2014, between Sigma Labs, Inc. and Ascendiant Capital Markets, LLC (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-3, filed on September 23, 2014, and incorporated herein by reference).

14.1	Sigma Labs, Inc. (formerly Framewaves, Inc.) Code of Ethics and Business Conduct (filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference).
21.1	Subsidiary of Sigma Labs, Inc.**
23.1	Consent of Pritchett, Siler & Hardy, P.C.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema
101.CAL++	XBRL Taxonomy Extension Calculation
101.DEF++	XBRL Taxonomy Extension Definition
101.LAB++	XBRL Taxonomy Extension Label

Exhibit Number	Description
101.PRE++	XBRL Taxonomy Extension Presentation
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

++   Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

March 31, 2015	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

March 31, 2015	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Cola	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2015
Mark J. Cola

/s/ Monica Yaple	Treasurer (Principal Financial and Accounting Officer)	March 31, 2015
Monica Yaple

/s/ Thomas P. O’Mara	Director	March 31, 2015
Thomas P. O’Mara

/s/ Michael Thacker	Secretary and Director	March 31, 2015
Michael Thacker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc. and Subsidiaries

Santa Fe, New Mexico

We have audited the accompanying consolidated balance sheets of Sigma Labs, Inc. and Subsidiaries, as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Sigma Labs, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 27, 2015

Sigma Labs, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and December 31, 2013

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$2,962,069	$992,448
Accounts Receivable, net	117,726	303,445
Inventory	56,175	1,167
Prepaid Assets	29,986	25,074
Total Current Assets	3,165,956	1,322,134

Other Assets
Property and Equipment, net	803,027	11,419
Deferred Stock Offering Costs	95,511	17,426
Intangible Assets, net	95,847	70,494
Total Other Assets	994,385	99,339

TOTAL ASSETS	$4,160,341	$1,421,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$309,698	$102,625
Accrued Expenses	44,652	38,536
Total Current Liabilities	354,350	141,161

TOTAL LIABILITIES	354,350	141,161

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
619,741,061 issued and 612,741,061
outstanding at December 31, 2014 and
559,766,061 issued and 556,816,061
outstanding at December 31, 2013 and	619,741	559,766
Additional Paid-In Capital	9,798,288	3,561,204
Less Deferred Compensation
7,000,000 and 2,950,000 common shares, respectively	(744,200)	(88,900)
Retained Earnings (Deficit)	(5,867,838)	(2,751,758)
Total Stockholders' Equity	3,805,991	1,280,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,160,341	$1,421,473

The accompanying notes are an integral part of these consolidated financial statements.

Sigma Labs, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

INCOME
Services	$548,723	$1,071,439
Total Revenue	548,723	1,071,439

COST OF SERVICE REVENUE	158,936	488,627

GROSS PROFIT	389,787	582,812

EXPENSES
Other general and Administration	1,020,262	709,948
Payroll Expense	404,054	247,619
Non-cash Stock Compensation	582,550	258,400
Warrant Expense	1,283,333	-
Research and development	219,132	14,275
Impairment of Intangible Assets	-	87,340
Total Expenses	3,509,331	1,317,582

OTHER INCOME (EXPENSE)
Interest Income	3,464	653
Interest Expense	-	-
Total Other Income (Expense)	3,464	653

INCOME (LOSS) BEFORE INCOME TAXES	(3,116,080)	(734,117)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(3,116,080)	$(734,117)

Loss per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	610,344,691	489,921,337

The accompanying notes are an integral part of these consolidated financial statements.

Sigma Labs, Inc. and Subsidiaries
Statement of Stockholders' Equity
Years Ended December 31, 2014 and 2013

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deferred Compensation	Retained Earnings (Deficit)	Totals

Balance December 31, 2012	429,167,400	$429,167	$2,226,244	$(80,000)	$(2,017,641)	$557,770

Unvested shares cancelled	(3,250,000)	(3,250)	(89,250)	10,000	-	(82,500)

Shares vested	-	-	-	35,000	-	35,000

Shares issued	133,848,661	133,849	1,425,951	(53,900)	-	1,505,900

Costs incurred in association with PPM	-	-	(30,054)	-	-	(30,054)

Contributions made during the period	-	-	28,313	-	-	28,313

Net loss for the year ended December 31, 2013	-	-	-	-	(734,117)	(734,117)

Balance December 31, 2013	559,766,061	$559,766	$3,561,204	$(88,900)	$(2,751,758)	$1,280,312

Shares vested	-	$-	$-	$88,250	$-	$88,250

Shares issued for services at prices ranging from $0.094 to $0.136	9,975,000	9,975	1,227,875	(743,550)	-	494,300

Shares issued for cash at a price of $0.08 per share	50,000,000	50,000	3,950,000	-	-	4,000,000

Costs incurred in association with shares issued for cash	-	-	(224,124)	-	-	(224,124)

Costs incurred in association with warrant issuances	-	-	1,283,333	-	-	1,283,333

Net loss for the year ended December 31, 2014	-	$-	$-	$-	$(3,116,081)	(3,116,081)

Balance December 31, 2014	619,741,061	619,741	9,798,288	(744,200)	(5,867,839)	3,805,990

The accompanying notes are an integral part of these consolidated financial statements.

Sigma Labs, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014 and 2013

	Years Ended December 31,
	2014	2013

OPERATING ACTIVITIES
Net Income (Loss)	$(3,116,080)	$(734,117)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Impairment of Intangible Assets	-	87,340
Amortization	2,309	89,513
Depreciation	20,340	10,587
Stock Compensation	582,550	258,400
Warrant Expense	1,283,333	-
Change in assets and liabilities:
Decrease (Increase) in Accounts Receivable	185,719	(30,163)
(Increase) in Inventory	(55,008)	(1,167)
(Increase) in Prepaid Assets	(4,912)	1,089
Increase (Decrease) in Accounts Payable	207,073	(3,970)
Increase In Accrued Expenses	6,116	11,189
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(888,560)	(311,299)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(811,948)	(11,613)
Purchase of Intangible Assets	(27,662)	(15,544)
NET CASH (USED) BY INVESTING ACTIVITIES	(839,610)	(27,157)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscriptions	4,000,000	1,169,946
Stock Offering Costs	(206,698)
Deferred Stock Offering Costs	(95,511)	(17,426)
Contributions	-	28,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,697,791	1,180,833

NET CASH INCREASE (DECREASE) FOR PERIOD	1,969,621	842,377

CASH AT BEGINNING OF PERIOD	992,448	150,071

CASH AT END OF PERIOD	$2,962,069	$992,448

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2014
1,500,000 shares issued to a director at $0.094 per share.
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
1,950,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $66,200.
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

The accompanying notes are an integral part of these consolidated financial statements.

SIGMA LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Management believes that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing processes in real time. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, prosthetic implants, and power generation.

As of December 31, 2011, Sigma Labs, Inc. acquired 100% of the shares of Sumner & Lawrence Limited (“Sumner”), a New Mexico Corporation, and La Mancha Company, a New Mexico Corporation, in exchange for 35,000,000 shares of Sigma Labs, Inc. common stock. The operations of Sumner and La Mancha Company prior to the date of acquisition have been eliminated. La Mancha Company and Sumner have since ceased all operations and were dissolved in 2013 and 2014, respectively.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for December 31, 2014 include the accounts of Sigma Labs, Inc., B6 Sigma, Inc. and Sumner & Lawrence Limited. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2014 or 2013. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2014 and 2013 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the year ended December 31, 2014. During the year ended December 31, 2013, an impairment of $87,340 was recorded to reduce the value of customer contacts intangible assets of Sumner as management had planned to discontinue servicing the related contracts in 2014.

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

Organization Expenditures – Organizational expenditures are expensed as incurred for SEC filings, but capitalized and amortized for income tax purposes.

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option or stock grants. Unvested option or stock grant for compensation are included in the Statement of Shareholders Equity as a contra-equity account as “Deferred Compensation”.

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 505, “Equity Based Payments to Non-Employees.” In general, the measurement date is either (a) when a performance commitment, as defined, is reached or (b) the earlier of the date that (i) the non-employee performance requirement is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Amortization - Utility patents are amortized over a 17 year period. Patents which are pending are not amortized. The customer contacts intangible asset was being amortized over a 3 year period.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. Significant accounting estimates that may materially change in the near future are impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowances for bad debts and inventory obsolescence.

Revenue Recognition – The Company’s revenue is derived primarily from providing services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 605 based on the following criteria: Persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In general, the Company recognizes service revenue as significant services under the relevant arrangement have been performed.

Deferred Stock Offering Costs – Costs related to proposed stock offerings if any are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs relating to the offering will be written-off directly to expense.

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $11,242 and work in process components totaling $44,933 which will be sold to customers. Inventories are valued at the lower of cost or market.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2014 and 2013 were $219,132 and $14,275, respectively.

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

In January 2011, the Company commenced a private offering of up to 75,000,000 shares of common stock, $0.001 par value per share, at a price of $0.02 per share of common stock. On April 15, 2011, the Company closed the private offering, pursuant to which the Company issued 55,875,000 shares of the Company’s common stock. Gross proceeds amounted to $1,117,500.

The placement agent received a total of $105,735 in commissions. The direct cost associated with the stock offering has been reflected as a reduction to Additional Paid-in-Capital. Net proceeds from the sale of stock were $1,011,765. The Company also issued to the agent five year warrants to purchase up to 7,931,250 shares of the Company’s common stock. Such warrants had an exercise price of $0.025 per share and were valued at $158,625. During July 2013, such warrants were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

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

On March 9, 2011, our Board of Directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”). On March 31, 2011, the holders of at least a majority of the issued and outstanding shares of common stock of the Company approved the 2011 Plan. Pursuant to the 2011 Plan, the Company is authorized to grant options, restricted stock and stock appreciation rights to purchase up to 31,000,000 shares of common stock to its employees, officers, directors, consultants and advisors. The 2011 Plan provides for awards of incentive stock options, non-statutory stock options, and rights to acquire stock with and without restrictions. Incentive stock options granted under the 2011 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-statutory stock options granted under the 2011 Plan are not intended to qualify as incentive stock options under the Code.

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

On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Plan, the Company is authorized to grant options, shares of common stock with and without restrictions, and stock appreciation rights to purchase up to 30,000,000 shares of common stock to its employees, officers, directors, consultants and advisors.

On May 10, 2013, the Company issued 500,000 shares of the Company’s common stock to a consultant as noncash compensation for services rendered valued at $12,400 or $0.0248 per share.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of December 31, 2014.

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

On August 26, 2013, the Company issued 1,000,000 shares of the Company’s common stock to a director pursuant to the 2011 Plan valued at $65,000 or $0.065 per share.

On October 31, 2013, in conjunction with the appointment of a director as a member of the Company’s Board of Directors, the Company issued 500,000 shares of the Company’s common stock to the director pursuant to the 2011 Plan as noncash compensation valued at $78,000 or $0.156 per share. Of these shares, 300,000 (valued at $46,800) vested immediately and 200,000 (valued at $31,200) vested during 2014.

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

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $0.094 or $141,000. The shares are scheduled to vest quarterly during 2015.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At December 31, 2014, there were 619,741,061 shares issued and 612,741,061 outstanding, reflecting 7,000,000 issued but unvested shares pursuant to the 2011 Plan and the 2013 Plan. At December 31, 2013, there were 559,766,061 shares issued and 556,816,061 shares outstanding, reflecting 2,950,000 issued but unvested shares pursuant to the 2011 Plan. As of December 31, 2014, an aggregate of 150,000 shares and 21,250,000 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively, including 1,000,000 shares and 6,000,000 shares subject to vesting restrictions under the 2011 Plan and the 2013 Plan, respectively.

Deferred Compensation

During April 2011, the Company issued to five employees an aggregate of 20,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2011 Plan. Such shares were valued at the fair value of $400,000 or $0.02 per share. This compensation has been expensed over the vesting period.

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

As of December 31, 2013, the balance of unvested compensation cost expected to be recognized was $88,900 and was recorded as a reduction of stockholders’ equity. The unvested compensation was expected to be recognized over the weighted average period of approximately 1 year (through April 8, 2014).

During the year ended December 31, 2014, 375,000 shares of common stock were issued to a consultant at $0.126 per share.

During the year ended December 31, 2014, an additional 1,750,000 shares of common stock valued at $35,000 vested and were recorded to expense and as a reduction to deferred compensation.

During July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of December 31, 2014, the balance of unvested compensation cost expected to be recognized is $580,500 (4,500,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through July 2017).

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions. The shares were valued at $0.094 or $141,000. The shares are scheduled to vest quarterly during 2015 and have increased deferred compensation by $141,000.

As of December 31, 2014, the balance of unvested compensation cost expected to be recognized is $744,200 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at December 31, 2014 and December 31, 2013.

Warrants

At December 31, 2014, the Company had four outstanding warrants for a total of 18,796,296 shares. Of these, 16,296,296 are exercisable at $0.15 per share and 2,500,000 are exercisable at $0.08 per shares.

During July 2013, warrants which had been issued in January 2011 as part of a private offering were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

There were no warrants that expired during the years ending December 31, 2014 or 2013.

NOTE 3 – Registration Statement on Form S-3

As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014. The Registration Statement covers the offer and sale, from time to time, up to $100,000,000 of securities of the Company, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. As of December 31, 2014 no securities have been sold under the Registration Statement. As of March 31, 2015, the Company is not eligible to use the Registration Statement because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company is less than the minimum required by General Institution I.B.1 of Form S-3 (i.e., $75 million).

NOTE 4 – Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. The Company has also had decreasing revenues in recent periods. However, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues. Management believes they have adequate working capital and cash to fund operations through 2015, and has entered into significant revenue contracts that are expected to generate cash flow in the near-term.

NOTE 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2014, unused operating loss carryforwards of approximately $4,435,042, which may be applied against future taxable income and which expire in various years through 2034. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards of approximately $2,255,520 and $1,044,923 at December 31, 2014 and 2013, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $1,210,597 and $314,037 for the years ended December 31, 2014 and 2013, respectively.

Deferred tax assets are comprised of the following:

	2014	2013

Deferred tax assets:
NOL carryover	$1,723,014	$1,010,992
Impairments	33,931	33,931
Warrants	498,575	-
Valuation allowance	(2,255,520)	(1,044,923)
Net deferred tax asset	$0	$0

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the period ended December 31, 2014 and 2013 is as follows:

	2014	2013

Book Loss	$1,059,467	$249,600
State taxes	151,130	35,605
Deductible differences	-	28,832
Change in valuation allowance	(1,210,597)	(314,037)

Provision for Income Taxes	$-	$-

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2014 and 2013:

	Year Ended December 31
	2014	2013

Loss from continuing
Operations available to
Common stockholders (numerator)	$(3,116,080)	$(734,117)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	610,344,691	489,921,337

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Furniture and Equipment

3D Metal Printer – On August 14, 2014, the Company and EOS GmbH (EOS) finalized their agreement with respect to the purchase by the Company of a state-of-the art 3D metal printer Model M290 from EOS for purposes of making parts for users of performance and safety critical components. The printer will also serve as an in-house test bed for future upgrades to the Company’s commercially available PrintRite 3D quality assurance system. As of December 31, 2014, the Company has capitalized $732,028 towards the purchase.

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Property and Equipment	$924,319	$112,371
Less: Accumulated Depreciation	(121,292)	(100,952)
Net Property and Equipment	$803,027	$11,419

Depreciation expense on property and equipment was $20,340 and $10,587 for the years ended December 31, 2014 and 2013, respectively.

NOTE 8 – Intangible Assets

The Company’s intangible assets consist of Patents, Patent Pending Applications and Customer Contacts.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

The customer contacts were acquired in a business acquisition on December 31, 2011 and were to be amortized over their estimated useful life of 3 years.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2014 and 2013, respectively:

	Year Ended December 31,
	2014	2013

Provisional Patent Applications	$63,823	$36,161
Patents	39,252	39,252
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(269,237)	(266,928)

Net Intangible Assets	$95,847	$70,494

Amortization expense on intangible assets was $2,309 and $89,513 for the years ended December 31, 2014 and 2013. In addition, an impairment of customer contacts in the amount of $87,340 was recorded in the year ending December 31, 2013.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2015	$2,309
2016	2,309
2017	2,309
2018	2,309
2019	2,309
Thereafter	20,479

$32,024

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $46,798 for the year ended December 31, 2014. The future minimum lease payments required under non-cancellable operating leases at December 31, 2014 was approximately $27,000. All the future minimum lease payments are currently due during 2015.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2014 and 2013, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2014	2013

A	30%	22%
B	27%	19%
C	21%	0%
D	18%	50%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2014 and 2013, respectively.

Customer	2014	2013

A	16%	19%
B	50%	31%
C	13%	0%
D	0%	39%
E	20%	4%

NOTE 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

In March 2015, the Company issued an aggregate of 2,603,774 shares of common stock, subject to vesting restrictions, to an officer and two consultants of the Company, and 1,000,000 shares of common stock to a director, under the 2013 Plan.

