Form 10-Q
period 2015-03-31
SIGMA LABS, INC.
filed 2015-05-14
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2015, the issuer had 623,344,835 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2015

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$2,489,660	$2,962,069
Accounts Receivable, net	164,571	117,726
Inventory	62,444	56,175
Prepaid Assets	21,529	29,986
Total Current Assets	2,738,204	3,165,956

Other Assets
Property and Equipment, net	769,979	803,027
Deferred Stock Offering Costs	95,511	95,511
Intangible Assets, net	96,617	95,847
Total Other Assets	962,107	994,385

TOTAL ASSETS	$3,700,311	$4,160,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$97,289	$309,698
Accrued Expenses	46,162	44,652
Total Current Liabilities	143,451	354,350

TOTAL LIABILITIES	143,451	354,350

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
623,344,835 issued and 614,767,005 outstanding at March 31, 2015 and 619,741,061 issued and 612,741,061 outstanding at December 31, 2014 and	623,345	619,741
Additional Paid-In Capital	9,985,684	9,798,288
Less Deferred Compensation
8,577,830 and 7,000,000 common shares, respectively	(812,450)	(744,200)
Retained Earnings (Deficit)	(6,239,719)	(5,867,838)
Total Stockholders' Equity	3,556,860	3,805,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,700,311	$4,160,341

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

INCOME
Services	$185,686	$114,829
Total Revenue	185,686	114,829

COST OF SERVICE REVENUE	24,867	55,889

GROSS PROFIT	160,819	58,940

EXPENSES
Other General and Administration	267,703	249,543
Payroll Expense	72,660	251,945
Non-cash Stock Compensation	122,750	25,200
Research and Development	70,147	-
Total Expenses	533,260	526,688

OTHER INCOME (EXPENSE)
Interest Income	560	842
Interest Expense	-	-
Total Other Income (Expense)	560	842

INCOME (LOSS) BEFORE INCOME TAXES	(371,881)	(466,906)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(371,881)	$(466,906)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	620,621,984	598,842,450

The accompanying notes are an integral part of these consolidated financial statements

Sigma Labs, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

OPERATING ACTIVITIES
Net Income (Loss)	$(371,881)	$(466,906)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Impairment of Intangible Assets	-	-
Amortization	577	577
Depreciation	40,405	1,537
Stock Compensation	122,750	25,200
Warrant Expense	-	-
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(46,845)	177,103
(Increase) in Inventory	(6,269)	(2,807)
Decrease in Prepaid Assets	8,457	8,319
(Decrease) in Accounts Payable	(212,409)	(56,247)
Increase In Accrued Expenses	1,510	12,720
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(463,705)	(300,504)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(7,357)	-
Purchase of Intangible Assets	(1,347)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(8,704)	-

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscriptions	-	3,500,000
Stock Offering Costs	-	(181,663)
Deferred Stock Offering Costs	-	-
Contributions	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,318,337

NET CASH INCREASE (DECREASE) FOR PERIOD	(472,409)	3,017,833

CASH AT BEGINNING OF PERIOD	2,962,069	992,448

CASH AT END OF PERIOD	$2,489,660	$4,010,281

Supplemental Disclosure for Cash Flow Information Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2015 3,603,774 shares issued to an officer, a director and two consultants at $0.053 per share. Of these, 1,650,944 vested during the period and 1,952,830 remain unvested. 375,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $35,250.

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

The accompanying notes are an integral part of these consolidated financial statements

SIGMA LABS, INC. AND Subsidiary
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. The Company believes that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing processes in real time. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical and power generation.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for March 31, 2015 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at March 31, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2015 and 2014, or December 31, 2014. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 was $4,884 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the three months ended March 31, 2015 or the year ended December 31, 2014.

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

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option or stock grants. Unvested option or stock grants for compensation are included in the Statement of Stockholders’ Equity as a contra-equity account as “Deferred Compensation.”

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. Significant accounting estimates that may materially change in the near future are impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence.

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

Deferred Stock Offering Costs – Costs related to proposed stock offerings (if any) are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs relating to the offering will be written-off directly to expense.

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $10,796 and work in process components totaling $51,648 which will be sold to customers. Inventories are valued at the lower of cost or market.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the three months ended March 31, 2015 and 2014 were $70,147 and $0, respectively.

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

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) remain unvested and are reflected as deferred compensation as of March 31, 2015.

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

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $0.094 or $141,000. 375,000 shares vested during the three months ended March 31, 2015 and the remaining 1,125,000 shares are scheduled to vest quarterly during the remainder of 2015.

In March 2015, the Company issued 1,000,000 shares of stock to a director. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 1,650,944 of the shares vested during the three months ended March 31, 2015 and the remaining 1,952,830 remain unvested as of March 31, 2015, reflecting an increase to deferred compensation of $103,500.

The Company has authorized 750,000,000 shares of common stock, $0.001 par value. At March 31, 2015, there were 623,344,835 shares issued and outstanding. At December 31, 2014, there were 619,741,061 shares issued and 612,741,061 outstanding, reflecting 7,000,000 issued but unvested shares pursuant to the 2011 Plan and the 2013 Plan. As of March 31, 2015, an aggregate of 150,000 shares and 17,646,226 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively, including 1,000,000 shares and 7,577,830 shares subject to vesting restrictions under the 2011 Plan and the 2013 Plan, respectively.

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

During July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of March 31, 2015, the balance of unvested compensation cost expected to be recognized is $580,500 (4,500,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 3 years (through July 2017).

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $0.094 or $141,000. 375,000 shares vested during the three months ended March 31, 2015 and the remaining 1,125,000 shares are scheduled to vest quarterly during the remainder of 2015.

In March 2015, the Company issued 1,000,000 shares of stock to a director. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 1,650,944 of such shares vested during the three months ended March 31, 2015 and the remaining 1,952,830 remain unvested as of March 31, 2015, reflecting an increase to deferred compensation of $103,500.

As of March 31, 2015, the balance of unvested compensation cost expected to be recognized is $812,450 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. There were none issued and outstanding at March 31, 2015 or December 31, 2014.

Warrants

At March 31, 2015, the Company had four outstanding warrants for a total of 18,796,296 shares. Of these, 16,296,296 are exercisable at $0.15 per share and 2,500,000 are exercisable at $0.08 per shares.

During July 2013, warrants which had been issued in January 2011 as part of a private offering were exercised using the cashless exercise option resulting in 5,098,661 shares being issued.

There were no warrants that expired during the periods ending March 31, 2015 or December 31, 2014.

NOTE 3 – Registration Statement on Form S-3

As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014. The Company may offer and sell, from time to time, up to $100,000,000 of securities, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. As of March 31, 2015, no securities have been sold under the Registration Statement. As of March 31, 2015, the Company was not eligible to use the Registration Statement because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company was less than the minimum required by General Institution I.B.1 of Form S-3 (i.e., $75 million).

NOTE 4 – Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. The Company has also had decreasing revenues in recent periods. However, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues. The Company believes it has adequate working capital and cash to fund operations through 2016, and has entered into significant revenue contracts that are expected to generate cash flow in the near term.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2015 and 2014:

	3 Months Ended
	03-31-15	03-31-14

Loss from continuing Operations available to Common stockholders (numerator)	$(371,881)	$(467,095)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	620,621,984	598,842,450

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

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission ("SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and elsewhere in this report.

Overview of Business

B6 Sigma is a technology company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies. We believe that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing process in real time. In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical and power generation.

Certain members of our team at B6 Sigma are uniquely qualified scientists and engineers with broad backgrounds in manufacturing and materials technologies. In the past, these members have worked with some of the largest defense contractors in the world, in such varied projects as next-generation manufacturing systems, advanced reactive munitions, nuclear weapons stewardship programs, and naval nuclear reactor programs.

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the additive manufacturing ("AM") or 3D Printing ("3DP") industry, and making operational the contract manufacturing business for metal 3DP. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and provide contract manufacturing for metal 3DP using our recently installed Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	Aerospace and defense manufacturing;

•	Oil and Gas manufacturing;

•	Bio-medical manufacturing; and

•	Automotive manufacturing.

We expect to generate revenue primarily by direct sales or licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Additionally, we expect to begin to generate revenue from our contract manufacturing activities in metal 3DP. We also expect that our continued development of our “In Process Quality Assurance™” or “IPQA® technology will enable us to commercialize this technology for the AM metal market in the remainder of 2015 and 2016. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. We presently make no sales of our technologies, except for limited sales of our PrintRite3D® technologies. Since its inception, B6 Sigma has generated revenue primarily from engineering consulting services it provides to third parties.

Our board of directors, management and business advisors comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets, as well as business operations. These individuals collectively possess over 100 years of experience working in the advanced manufacturing, materials technology and commercial industry space. As such, we believe we possess the resident expertise to provide engineering consulting services to other companies regarding their manufacturing operations, or to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original design through the use of 3DP, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenue by providing such engineering consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

Additionally, our President and Chief Executive Officer has worked at or with the United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) and the Edison Welding Institute ("EWI") over the last 30 years. Due to his work with the DOE, our President and Chief Executive Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

Corporate Information

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

We incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name from Framewaves Inc. to Sigma Labs, Inc.

Recent Developments (in reverse chronological order)

Sigma Labs Announces PrintRite3D® System Sale

On May 4, 2015, the Company announced that Honeywell has entered into a contract with the Company to acquire our PrintRite3D® system. As part of the award, we will deliver and install our PrintRite3D® SENSORPAK™ hardware and INSPECT™ software – including one license and a year of maintenance – for Honeywell to test within its AM development facility in Phoenix; the purchase order also includes our first contract for our DEFORM™ software, which will be provided when ready for release.

Sigma Labs Launches 3D Metal Printing Facility

On April 14, 2015, the Company held an open house for our recently installed EOS M290. Approximately 60 individuals (from industry and government alike) attended the event.

Sigma Labs Joins America Makes.

On April 1, 2015, the Company announced that we joined America Makes which is the premier center for the National Additive Manufacturing Innovation Institute (NAMII) based in Youngstown, Ohio. The Company expects that joining NAMII will facilitate broader demonstration of the Company's unique capabilities and help move the industry forward. Further, the Company believes that it was appropriate to take this step to further advance our presence in the 3D printing space, as we continue to collaborate with leading companies and organizations in the field.

Sigma Labs to Host Fall Meeting for Additive Manufacturing Consortium (AMC)

On February 17, 2015, the Company announced that we were selected to host the 2015 Fall Meeting for the AMC operated by EWI. By hosting the Fall Meeting, the Company expects to be able to discuss the advantages of our proprietary, machine-agnostic PrintRite3D® quality assurance technology with AMC member companies and provide them with enhanced development capabilities going forward.

Sigma Labs Announces Contract for America Makes Program

On January 15, 2015, we announced that B6 Sigma was granted its first contract from GE Aviation as a member of the previously-announced winning team of companies and universities awarded an “America Makes” AM research project. The project is funded by NAMII and covers our proprietary PrintRite3D® software for advanced AM monitoring. We are expected to deploy a total of three systems – one each to GE Aviation and to other team members Honeywell and Aerojet Rocketdyne, a unit of GenCorp – over the next 17 months.

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

Results of Operations

We expect to generate revenue primarily by direct sales or licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies, except for limited sales of our PrintRite3D® technologies. During the three months ended March 31, 2015, we recognized revenue of $185,686, as compared to $114,829 in revenue that we generated during the same period in 2014. The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. The revenue we generated during the three months ended March 31, 2015 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we commence our engineering consulting efforts for the GE Aviation lead NAMII contract, continue to provide our services under our contracts with Honeywell Aerospace and EWI, and as we seek to commercialize our PrintRite3D®-related technologies and obtain contract manufacturing orders in connection with our new EOS M290. Our costs of service revenue for the three months ended March 31, 2015 were $24,867, as compared to $55,889 for the same period in 2014.

Our general and administrative expenses for the three months ended March 31, 2015 were $267,703, as compared to $249,543 for the same period in 2014. Our payroll expenses for the three months ended March 31, 2015 were $71,366, as compared to $251,945 for the same period in 2014. Our expenses relating to non-cash stock compensation for the three months ended March 31, 2015 were $124,044, as compared to $25,200 for the same period in 2014. Our research and development expenses for the three months ended March 31, 2015 were $70,147, as compared to $0 for the same period in 2014.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses for the three months ended March 31, 2015 as compared to the same period in 2014 is principally the result of increased investor relations expenditures and consultant services provided to us due to our growing operations. The net decrease in payroll expenses for the three months ended March 31, 2015 as compared to the same period in 2014 is due to the performance bonus paid by us in the first quarter of 2014 in the amount of $175,000 to our President and Chief Executive Officer. The net increase in non-cash stock compensation for the three months ended March 31, 2015 as compared to the same period in 2014 is principally the result of our issuance of shares of our common stock in lieu of additional cash payments to our consultants, employees and directors. The net increase in research and development expenses for the three months ended March 31, 2015 as compared to the same period in 2014 is principally the result of our increased engineering activities, which consist of the development of our PrintRite3D® quality assurance technologies for specific customers and for the industry in general.

We expect our general and administrative expenses to increase for the remainder of 2015 as we seek to commercialize our IPQA®-related technologies and increase our marketing and sales efforts associated with contract manufacturing activities. Similarly, we anticipate that our payroll and non-cash compensation expenses will increase as we expect to engage more employees and consultants to support our efforts to grow our business.

Our net loss for the three months ended March 31, 2015 decreased slightly over the prior year and totaled $371,881, as compared to $467,095 for the same period in 2014. The decrease in our net loss was the result of increases in revenue and decreased payroll expenses, partially offset by increased general and administrative expenses, non-cash compensation expenses and research and development expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had $2,489,660 in cash and had a working capital surplus of $2,594,753, as compared with $2,962,069 in cash and a working capital surplus of $2,811,606 as of December 31, 2014.

We plan to generate revenue primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through March 31, 2015, we generated revenue and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma common stock.

We expect that our continued development of our IPQA® technology (PrintRite3D®) will enable us to commercialize this technology for the AM metal market in the remainder of 2015 and 2016. However, until commercialization of our technologies, we plan to continue funding our development activities and operating expenses by providing consulting services concerning our areas of expertise (materials and manufacturing quality assurance technologies) and contract manufacturing for additive manufacturing, and through the use of proceeds from sales of our securities.

As of May 14, 2015, B6 Sigma has four active engineering consulting contracts with respect to which we expect to perform and generate up to approximately $680,000 in revenue during the remainder of 2015, subject to the achievement by us of certain performance milestones. The commencement of our engineering consulting services under our GE Aviation lead NAMII contract has been delayed, resulting in the expected delay of a portion of the revenue under such contract until the first quarter of 2016.

Some of our consulting contracts, including the contracts from Honeywell Aerospace, GE Aviation and EWI, are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of May 14, 2015, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of May 14, 2015, and the proceeds we expect to receive under our engineering consulting agreements and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our new 3D metal printer, and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts.

In fiscal 2014, we purchased the EOS M290 for $724,000. The final payment of $241,333 was made in the first quarter of 2015.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer, and Principal Financial and Accounting Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Based on that evaluation, we have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the early stage of our business, with limited revenue and employees. Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

10.1	Consulting Agreement, dated January 1, 2015, between B6 Sigma, Inc. and Monica Yaple.(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS++	XBRL Instance Document

101.SCH++	XBRL Schema Document

101.CAL++	XBRL Calculation Linkbase Document

101.DEF++	XBRL Definition Linkbase Document

101.LAB++	XBRL Labels Linkbase Document

101.PRE++	XBRL Presentation Linkbase Document

(1) Previously filed as an Exhibit to the Company’s Form 10-K, filed March 31, 2015 (033-02783-S), for the fiscal year ended December 31, 2014, and incorporated herein by reference.

* Filed herewith.

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

SIGMA LABS, INC.

May 14, 2015	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2015	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial and Accounting Officer)

