Form 10-Q
period 2015-06-30
SIGMA LABS, INC.
filed 2015-08-07
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2015, the issuer had 623,344,835 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No ☒

SIGMA LABS, INC.

For the quarter ended June 30, 2015

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$2,224,318	$2,962,069
Accounts Receivable, net	127,961	117,726
Inventory	76,103	56,175
Prepaid Assets	58,610	29,986
Total Current Assets	2,486,992	3,165,956

Other Assets
Property and Equipment, net	739,802	803,027
Deferred Stock Offering Costs	95,511	95,511
Intangible Assets, net	96,040	95,847
Total Other Assets	931,353	994,385

TOTAL ASSETS	$3,418,345	$4,160,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$95,675	$309,698
Accrued Expenses	49,227	44,652
Total Current Liabilities	144,902	354,350

TOTAL LIABILITIES	144,902	354,350

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
623,344,835 issued and 617,292,949
outstanding at June 30, 2015 and
619,741,061 issued and 612,741,061
outstanding at December 31, 2014 and	623,345	619,741
Additional Paid-In Capital	9,985,684	9,798,288
Less Deferred Compensation
6,051,886 and 7,000,000 common shares, respectively	(655,500)	(744,200)
Retained Earnings (Deficit)	(6,680,086)	(5,867,838)
Total Stockholders' Equity	3,273,443	3,805,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,418,345	$4,160,341

Sigma Labs, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

INCOME
Services	$196,263	$114,813	$381,949	$229,642
Total Revenue	196,263	114,813	381,949	229,642

COST OF SERVICE REVENUE	88,262	84,739	113,129	140,628

GROSS PROFIT	108,001	30,074	268,820	89,014

EXPENSES
Other General and Administration	326,075	135,651	593,778	315,047
Payroll Expense	74,474	50,754	147,134	302,699
Non-cash Stock Compensation	134,250	326,200	257,000	351,400
Warrant Expense	-	1,283,333	-	1,283,333
Research and Development	13,881	30,985	84,028	101,132
Total Expenses	548,680	1,826,923	1,081,940	2,353,611

OTHER INCOME (EXPENSE)
Interest Income	312	940	872	1,782
Interest Expense	-	-	-	-
Total Other Income (Expense)	312	940	872	1,782

INCOME (LOSS) BEFORE INCOME TAXES	(440,367)	(1,795,909)	(812,248)	(2,262,815)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(440,367)	$(1,795,909)	$(812,248)	$(2,262,815)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	623,344,835	606,743,259	621,990,931	602,814,680

Sigma Labs, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014

OPERATING ACTIVITIES
Net Income (Loss)	$(812,248)	$(2,262,815)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	1,154	1,154
Depreciation	81,343	3,073
Stock Compensation	257,000	351,400
Warrant Expense	-	1,283,333
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(5,351)	235,813
(Decrease) in Allowance for Doubtful Accounts	(4,884)	-
(Increase) in Inventory	(19,928)	(17,296)
Decrease in Prepaid Assets	(5,924)	(3,570)
(Decrease) in Accounts Payable	(214,023)	(65,054)
Increase In Accrued Expenses	4,575	10,499
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(718,286)	(463,463)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(18,118)	-
Purchase of Intangible Assets	(1,347)	(872)
NET CASH (USED) BY INVESTING ACTIVITIES	(19,465)	(872)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscriptions	-	4,000,000
Stock Offering Costs	-	(206,698)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,793,302

NET CASH INCREASE (DECREASE) FOR PERIOD	(737,751)	3,328,967

CASH AT BEGINNING OF PERIOD	2,962,069	992,448

CASH AT END OF PERIOD	$2,224,318	$4,321,415

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2015
3,603,774 shares issued to an officer, a director and two consultants at $0.053 per share. Of these, 2,301,888 vested during the period and 1,301,886 remain unvested.
1,125,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $135,000.
Shares of stock were issued as prepaid stock compensation in the amount of $22,700
For the six months ended June 30, 2014
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

SIGMA LABS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc. The acquisition has been accounted for as a “reverse purchase”, and accordingly the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated. Unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and our wholly-owned, operating company; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Sigma conducts substantially all of its operations through B6 Sigma.

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. The Company believes that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing processes in real time. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation.

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

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for June 30, 2015 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at June 30, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2015 and 2014, or December 31, 2014. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 was $0 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the six months ended June 30, 2015 or the year ended December 31, 2014.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-01 contain technical corrections to existing guidance or affects guidance to specialized industries or situations. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $11,658 and work in process components totaling $64,445 which will be sold to customers. Inventories are valued at the lower of cost or market.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the six months ended June 30, 2015 and 2014 were $84,028 and $101,132, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 1,000,000 (valued at $22,700) are reflected as prepaid assets as of June 30, 2015.

In January 2014, the Company issued 43,750,000 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 14,259,259 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant had a term of nine months from the date of issuance (January 10, 2014) and had a fair value of approximately $1,212,037. In May 2014, the term of the warrant was extended by nine months to expire in July 2015 and had a fair market value in excess of the remaining fair market value of the original warrant of approximately $1,283,333. A warrant was also issued as part of the offering to a consultant to purchase up to 2,187,500 shares of common stock at $0.08 per share, valued at approximately $271,250. That warrant has a term of two years from the date of issuance (January 10, 2014). Offering costs paid from the proceeds of the offering were approximately $199,089.

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

In June 2014, the Company issued 6,250,000 shares of stock to an investor for a total purchase price of $500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 2,037,037 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant had a term of one year from the date of issuance (June 4, 2014) and had a fair value of approximately $132,407. A warrant was also issued as part of the offering to a consultant to purchase up to 312,500 shares of common stock at $0.08 per share, valued at approximately $36,250. That warrant has a term of two years from the date of issuance (June 4, 2014). Offering costs paid from the proceeds of the offering were approximately $25,035.

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

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $0.094 or $141,000. 750,000 shares vested during the six months ended June 30, 2015 and the remaining 750,000 shares are scheduled to vest quarterly during the remainder of 2015.

In March 2015, the Company issued 1,000,000 shares of stock to a director. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 2,301,888 of the shares vested during the six months ended June 30, 2015 and the remaining 1,301,886 remain unvested as of June 30, 2015, reflecting an increase to deferred compensation of $69,000.

At June 30, 2015, there were 623,344,835 shares of common stock issued and outstanding. At December 31, 2014, there were 619,741,061 shares issued and 612,741,061 outstanding, reflecting 7,000,000 issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the 2013 Plan. As of June 30, 2015, an aggregate of 150,000 shares and 17,646,226 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively, including 6,051,886 shares subject to vesting restrictions under the 2013 Plan, respectively.

Deferred Compensation

During July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of June 30, 2015, the balance of unvested compensation cost expected to be recognized is $516,000 (4,000,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July 2017).

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $0.094 or $141,000. 750,000 shares vested during the six months ended June 30, 2015 and the remaining 750,000 shares are scheduled to vest quarterly during the remainder of 2015.

As described under the Common Stock heading above, the Company issued 1,000,000 shares of stock to a director in March 2015. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 2,301,888 of the shares vested during the six months ended June 30, 2015 and the remaining 1,301,886 remain unvested as of June 30, 2015, reflecting an increase to deferred compensation of $69,000.

As of June 30, 2015, the balance of unvested compensation cost expected to be recognized is $655,500 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at June 30, 2015 or December 31, 2014.

Warrants

At June 30, 2015, the Company had three outstanding warrants to purchase a total of 16,759,259 shares of common stock, including a warrant to purchase 14,259,259 shares at an exercise price of $0.15 per share, and two warrants to purchase an aggregate of 2,500,000 shares at an exercise price of $0.08 per share.

During the six months ending June 30, 2015, a warrant to purchase 2,037,037 shares of common stock at an exercise price of $0.15 per share expired. No warrants expired during the period ending December 31, 2014.

NOTE 3 – Registration Statement on Form S-3

As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014. The Company may offer and sell, from time to time, up to $100,000,000 of securities, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. As of June 30, 2015, no securities have been sold under the Registration Statement. As of June 30, 2015, the Company was not eligible to use the Registration Statement because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company was less than the minimum required by General Institution I.B.1 of Form S-3 (i.e., $75 million)

NOTE 4 – Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. The Company has also had decreasing revenues in recent periods. However, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues. The Company believes it has adequate working capital and cash to fund operations through the remainder of 2015, and has entered into significant revenue contracts that are expected to generate cash flow in the near term.

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2015 and 2014:

	3 Months Ending		6 Months Ending
	06-30-15	06-30-14	06-30-15	06-30-14

Loss from continuing
Operations available to
Common stockholders (numerator)	$(440,367)	$(1,795,909)	$(812,248)	$(2,262,815)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	623,344,835	606,743,259	621,990,931	602,814,680

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 – Joint Venture

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work govern the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement and Statement of Work, among other matters reported in our Form 8-K and set forth in the Operating Agreement and Statement of Work, (i) each of Sigma and Arete hold a 50% ownership interest in the Joint Venture, (ii) the Joint Venture will be managed by William F. Herman, President of Arete, subject to certain limitations set forth in the Operating Agreement and the Statement of Work, (iii) for administrative cost reimbursement, the Joint Venture will pay Sigma a specified percentage of the revenues of the Joint Venture for each transaction, subject to change based on data of actual costs of the Joint Venture, and (iv) for operational cost reimbursement, the Joint Venture will pay Arete a specified percentage of the revenues of the Joint Venture for each transaction, subject to change based on data of actual costs of the Joint Venture. Based on the Operating Agreement, the Company holds the non-controlling interest in the Joint Venture. Therefore, the Joint Venture has not been consolidated, but rather is accounted for on the equity method of recording investments.

NOTE 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no items to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation and our wholly-owned, operating company; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Sigma conducts substantially all of its operations through B6 Sigma.

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

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the additive manufacturing ("AM") or 3D Printing ("3DP") industry, and making operational the contract manufacturing business for metal 3DP. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and provide contract manufacturing for metal 3DP using our recently installed Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

·	Aerospace and defense manufacturing;

·	Oil and Gas manufacturing;

·	Bio-medical manufacturing; and

·	Automotive manufacturing.

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

Recent Developments (in reverse chronological order)

Joint Venture with Arete Innovative Solutions

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work govern the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement, each of Sigma and Arete hold a 50% ownership interest in the Joint Venture. The Joint Venture will offer a full suite of services from design through prototyping and manufacturing of high precision metal components. As of the date of this Quarterly Report, no revenues have been generated in connection with the Joint Venture.

Sigma Gave Joint Presentation at RAPID 2015

On June 1, 2015 the Company announced that on May 20, 2015, Mark J. Cola, our President and Chief Executive Officer, jointly presented with Honeywell International, Inc. at the RAPID 2015 Conference in Long Beach, California.

Sigma PrintRite3D® System Sale

On May 4, 2015, the Company announced that Honeywell has entered into a contract with the Company to acquire our PrintRite3D® system. As part of the award, we have delivered and installed our PrintRite3D® SENSORPAK™ hardware and INSPECT™ software – including one license and a year of maintenance – for Honeywell to test within its AM development facility in Phoenix; the purchase order also includes our first contract for our DEFORM™ software, which will be provided when ready for release. We expect that our DEFORM™ software will be commercially available in October 2015.

Sigma Launched 3D Metal Printing Facility

On April 14, 2015, the Company held an open house for our recently installed EOS M290. Approximately 60 individuals (from industry and government alike) attended the event.

Sigma Joined America Makes.

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

Results of Operations

We expect to generate revenue primarily by direct sales or licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies, except for limited sales of our PrintRite3D® technologies. Our ability to generate revenues in the future will depend on our ability to commercialize and market our technologies. During the three and six months ended June 30, 2015, we recognized revenue of $196,263 and $381,949, respectively, as compared to $114,813 and $229,642 in revenue that we generated during the same periods in 2014. The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. The revenue we generated during the six months ended June 30, 2015 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we commence our engineering consulting efforts for the GE Aviation lead NAMII contract, continue to provide our services under our contracts with Honeywell Aerospace and EWI, and as we seek to commercialize our PrintRite3D®-related technologies, and obtain contract manufacturing orders in connection with our EOS M290 and our new Joint Venture. Our costs of service revenue for the three and six months ended June 30, 2015 were $88,262 and $113,129, respectively, as compared to $84,739 and $140,628 for the same periods in 2014.

Our general and administrative expenses for the three and six months ended June 30, 2015 were $326,075 and $593,778, respectively, as compared to $135,651 and $315,047 for the same periods in 2014. Our payroll expenses for the three and six months ended June 30, 2015 were $74,474 and $147,134, respectively, as compared to $50,754 and $302,699 for the same periods in 2014. Our expenses relating to non-cash stock compensation for the three and six months ended June 30, 2015 were $134,250 and $257,000, respectively, as compared to $326,200 and $351,400 for the same periods in 2014. Our research and development expenses for the three and six months ended June 30, 2015 were $13,881 and $84,028, respectively, as compared to $30,985 and $101,132 for the same periods in 2014.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses for the three and six months ended June 30, 2015 as compared to the same periods in 2014 is principally the result of increased investor relations expenditures and consultant services provided to us due to an increase in our overall business activities. The net decrease in payroll expenses for the three and six months ended June 30, 2015 as compared to the same period in 2014 is due to the performance bonus paid by us in the first quarter of 2014 in the amount of $175,000 to our President and Chief Executive Officer, partially offset by our hiring of a total of three employees in June and July 2014. The net decrease in research and development expenses for the three and six months ended June 30, 2015 as compared to the same periods in 2014 is principally the result of a shift in our activities, from research and development to an operating company.

As a result of our increased operating activities, including as we seek further commercialization of our IPQA®-enabled PrintRite3D® technologies, and our increased marketing and sales efforts associated with such technologies and our contract manufacturing activities, our general and administrative expenses in the future are expected to continue to increase. Similarly, we anticipate that our payroll and non-cash compensation expenses will increase as we expect to engage more employees and consultants to support our efforts to grow our business, including hiring a Vice President of Business Development.

Our net loss for the three and six months ended June 30, 2015 decreased significantly over the prior year and totaled $440,367 and $812,248, respectively, as compared to $1,795,909 and $2,262,815 for the same periods in 2014. The most significant factor in the decrease in our net loss was the result of a nonrecurring 2014 expense of $1,283,333 relating to the extension of the term of a warrant.

Liquidity and Capital Resources

As of June 30, 2015, we had $2,224,318 in cash and had a working capital surplus of $2,342,090, as compared with $2,962,069 in cash and a working capital surplus of $2,811,606 as of December 31, 2014.

We plan to generate revenue primarily by marketing and selling our manufacturing and materials technologies. However, for the period from our inception through June 30, 2015, we generated revenue and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma common stock. During the remainder of 2015, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

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

As of August 7, 2015, B6 Sigma has three active engineering consulting contracts with respect to which we expect to perform and generate up to approximately $450,000 in revenue during the remainder of 2015, subject to the achievement by us of certain performance milestones. The commencement of our engineering consulting services under our GE Aviation lead America Makes contract was delayed until early August 2015, which resulted in the expected delay of a portion of the revenue under such contract until the first quarter of 2016.

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

We have no credit lines or facilities as of August 7, 2015, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 7, 2015, and the proceeds we expect to receive under our engineering consulting agreements and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from sales or licensing of our technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, orders in connection with our new Joint Venture, and proceeds received from sales of our securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

10.1	Operating Agreement of Arete-Sigma, LLC, dated June 29, 2015, among Arete Innovative Solutions, LLC,
Sigma Labs, Inc., Arete-Sigma, LLC and William F. Herman.*+

10.2	Statement of Work, dated June 29, 2015, among Arete-Sigma, LLC, Arete Innovative Solutions, LLC, and Sigma
Labs, Inc., under the Operating Agreement of Arete-Sigma, LLC, dated June 29, 2015, among Arete
Innovative Solutions, LLC, Sigma Labs, Inc., Arete-Sigma, LLC and William F. Herman.*+

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS++	XBRL Instance Document

101.SCH++	XBRL Schema Document

101.CAL++	XBRL Calculation Linkbase Document

101.DEF++	XBRL Definition Linkbase Document

101.LAB++	XBRL Labels Linkbase Document

101.PRE++	XBRL Presentation Linkbase Document

* Filed herewith.

+ This exhibit was filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk

++   Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

August 7, 2015	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

August 7, 2015	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial Officer)

