Form 10-Q
period 2015-09-30
SIGMA LABS, INC.
filed 2015-11-10
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2015, the issuer had 623,594,835 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No ☒

SIGMA LABS, INC.

For the quarter ended September 30, 2015

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc. and Subsidiary

Unaudited Condensed

Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$1,836,855	$2,962,069
Accounts Receivable, net	177,717	117,726
Inventory	111,853	56,175
Prepaid Assets	58,477	29,986
Total Current Assets	2,184,902	3,165,956

Other Assets
Property and Equipment, net	744,156	803,027
Deferred Stock Offering Costs	95,511	95,511
Intangible Assets, net	106,111	95,847
Investment in Joint Venture	9,892	0
Total Other Assets	955,670	994,385

TOTAL ASSETS	$3,140,572	$4,160,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$82,190	$309,698
Customer Deposits	62,393	-
Accrued Expenses	61,676	44,652
Total Current Liabilities	206,259	354,350

TOTAL LIABILITIES	206,259	354,350

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
623,594,835 issued and 620,219,835
outstanding at September 30, 2015 and
619,741,061 issued and 612,741,061
outstanding at December 31, 2014 and	623,595	619,741
Additional Paid-In Capital	10,000,184	9,798,288
Less Deferred Compensation
3,375,000 and 7,000,000 common shares, respectively	(422,250)	(744,200)
Retained Earnings (Deficit)	(7,267,216)	(5,867,838)
Total Stockholders' Equity	2,934,313	3,805,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,140,572	$4,160,341

Sigma Labs, Inc. and Subsidiary
Unaudited Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

INCOME
Services	$266,566	$92,449	$648,515	$322,091
Total Revenue	266,566	92,449	648,515	322,091

COST OF SERVICE REVENUE	25,250	36,326	138,379	176,954

GROSS PROFIT	241,316	56,123	510,136	145,137

EXPENSES
Other General and Administration	293,187	243,375	886,965	564,581
Payroll Expense	191,399	84,865	338,533	387,564
Non-cash Stock Compensation	221,500	215,550	478,500	566,950
Warrant Expense	-	-	-	1,283,333
Research and Development	122,517	52,710	206,545	147,683
Total Expenses	828,603	596,500	1,910,543	2,950,111

OTHER INCOME (EXPENSE)
Interest Income	265	939	1,137	2,721
Interest Expense	-	-	-	-
Loss on Investment in Joint Venture	(108)	-	(108)	-
Total Other Income (Expense)	157	939	1,029	2,721

INCOME (LOSS) BEFORE INCOME TAXES	(587,130)	(539,438)	(1,399,378)	(2,802,253)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(587,130)	$(539,438)	$(1,399,378)	$(2,802,253)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	623,483,422	616,610,626	622,493,895	607,463,863

Sigma Labs, Inc. and Subsidiary

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014

OPERATING ACTIVITIES
Net Income (Loss)	$(1,399,378)	$(2,802,253)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	1,731	1,732
Depreciation	123,205	4,666
Stock Compensation	478,500	566,950
Warrant Expense	-	1,283,333
Losses from equity-method investee	108	-
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(55,107)	255,438
(Decrease) in Allowance for Doubtful Accounts	(4,884)	-
(Increase) in Inventory	(55,678)	(48,097)
Decrease in Prepaid Assets	20,709	7,283
(Decrease) in Accounts Payable	(227,508)	(5,825)
Increase In Customer Deposits	62,393	-
Increase In Accrued Expenses	17,024	7,705
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,038,885)	(729,068)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(64,334)	(259,781)
Purchase of Intangible Assets	(11,995)	(5,988)
Investment in Joint Venture	(10,000)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(86,329)	(265,769)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscriptions	-	4,000,000
Stock Offering Costs	-	(315,078)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,684,922

NET CASH INCREASE (DECREASE) FOR PERIOD	(1,125,214)	2,690,085

CASH AT BEGINNING OF PERIOD	2,962,069	992,448

CASH AT END OF PERIOD	$1,836,855	$3,682,533

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2015
3,603,774 shares issued to an officer, a director and two consultants at $0.053 per share. Of these, 2,801,888 vested during the period and 801,886 remain unvested.
2,625,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $299,250.
Shares of stock were issued as prepaid stock compensation in the amount of $49,200.
250,000 shares were issued to an employee at $0.059 per share.

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
September 30, 2015

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. The Company believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimatley leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and processs control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation.

Basis of Presentation – The accompanying consolidated financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Management suggests these condensed consolidated financial statements be read in conjunction with the December 31, 2014 audited consolidated financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Principles of Consolidation – The consolidated financial statements for September 30, 2015 include the accounts of Sigma Labs, Inc. and B6 Sigma, Inc. All significant intercompany balances and transactions have been eliminated.

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

The Company has no tax positions at September 30, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at September 30, 2015 and 2014, or December 31, 2014. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 was $0 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the nine months ended September 30, 2015 or the year ended December 31, 2014.

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

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $33,429 and work-in-process components totaling $78,424 which will be sold to customers. Inventories are valued at the lower of cost or market.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the nine months ended September 30, 2015 and 2014 were $206,545 and $147,683, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 686,388 (valued at $15,581) vested during the nine months ended September 30, 2015. 313,612 (valued at $7,119) are vested but unearned by the consultant and are reflected as prepaid assets as of September 30, 2015.

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

During July 2014, the Company issued an aggregate of 6,000,000 shares of common stock to three employees valued at $0.129 per share or $774,000. Twenty-five percent of each employee’s shares vested immediately upon the grant date, 25% of such shares vested upon the first annual anniversary of each employee’s start date, and 25% of such shares will vest on each of the second and third annual anniversary of each employee's start date, provided that such employee remains in the Company’s continuous employ through such vesting date.

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the Company’s 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $0.094 or $141,000. 1,125,000 shares vested during the nine months ended September 30, 2015 and the remaining 375,000 shares are scheduled to vest quarterly during the remainder of 2015.

In March 2015, the Company issued 1,000,000 shares of stock to a director. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 3,248,491 of the shares vested during the nine months ended September 30, 2015. The remaining 355,283 shares unvested at September 30, 2015 (valued at $18,830) are reflected as prepaid assets.

In August 2015, in conjuction with the hiring of Ron Fisher, the Company's Vice President of Business Development, the Company (i) issued to Mr. Fisher 250,000 shares of common stock, subject to performance-based vesting restrictions, and (ii) granted to Mr. Fisher a stock option (the "Option") to purchase up to 4,750,000 shares of common stock of the Company, at an exercise price equal to $0.059 per share, which was the closing market price of the Company's common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option will vest and become exercisable as to (i) 275,000 shares on the first anniversary of the grant date, (ii) 675,000 shares on the second anniversary of the grant date, (iii) 1,275,000 shares on the third anniversary of the grant date, and (iv) 2,525,000 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The Option has a ten-year term and is on such other terms set forth in the Company's standard form of non-qualified stock option agreement.

At September 30, 2015, there were 623,594,835 shares of common stock issued and 620,219,835 outstanding. At December 31, 2014, there were 619,741,061 shares issued and 612,741,061 outstanding, reflecting 3,375,000 and 7,000,000 respectively issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the 2013 Plan. As of September 30, 2015, an aggregate of 150,000 shares and 17,396,226 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively, including 3,375,000 shares subject to vesting restrictions under the 2013 Plan, respectively.

Deferred Compensation

As described under the Common Stock heading above, during July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of September 30, 2015, the balance of unvested compensation cost expected to be recognized is $387,000 (3,000,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July 2017).

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $0.094 or $141,000. 1,125,000 shares vested during the nine months ended September 30, 2015 and the remaining 375,000 shares are scheduled to vest quarterly during the remainder of 2015.

As described under the Common Stock heading above, the Company issued 1,000,000 shares of stock to a director in March 2015. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 3,248,491 of the shares vested during the nine months ended September 30, 2015. The remaining 355,283 shares unvested at September 30, 2015 (valued at $18,830) are reflected as prepaid assets.

As of September 30, 2015, the aggregate balance of unvested compensation cost expected to be recognized is $422,250 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at September 30, 2015 or December 31, 2014.

Warrants

At September 30, 2015, the Company had two outstanding warrants to purchase a total of 2,500,000 shares of common stock at an exercise price of $0.08 per share. Unless exercised, warrants to purchase 2,187,500 shares will expire on January 10, 2016 and warrants to purchase 312,500 will expire on June 4, 2016.

During the nine months ending September 30, 2015, a warrant to purchase 2,037,037 shares of common stock at an exercise price of $0.15 per share as well as a warrant to purchase 14,259,259 shares of common stock at an exercise price of $0.15 per share expired. No warrants expired during the period ending December 31, 2014.

NOTE 3 – Registration Statement on Form S-3

As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014. The Company may offer and sell, from time to time, up to $100,000,000 of securities, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. As of September 30, 2015, no securities have been sold under the Registration Statement. As of September 30, 2015, the Company was not eligible to use the Registration Statement because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company was less than the minimum required by General Institution I.B.1 of Form S-3 (i.e., $75 million)

NOTE 4 – Continuing Operations

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

NOTE 5 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2015 and 2014:

	3 Months Ending		9 Months Ending
	09-30-15	09-30-14	09-30-15	09-30-14

Loss from continuing
Operations available to
Common stockholders (numerator)	$(587,130)	$(539,438)	$(1,399,378)	$(2,802,253)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	623,483,422	616,610,626	622,493,895	607,463,863

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 6 - Joint Venture

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work govern the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement and Statement of Work, among other matters reported in our Form 8-K and set forth in the Operating Agreement and Statement of Work, (i) each of Sigma and Arete hold a 50% ownership interest in the Joint Venture, (ii) the Joint Venture will be managed by William F. Herman, President of Arete, subject to certain limitations set forth in the Operating Agreement and the Statement of Work, (iii) for administrative cost reimbursement, the Joint Venture will pay Sigma a high-single-digit percentage of the revenues of the Joint Venture for each transaction, subject to change based on data of actual costs of the Joint Venture, and (iv) for operational cost reimbursement, the Joint Venture will pay Arete a double-digit percentage of the revenues of the Joint Venture for each transaction, subject to change based on data of actual costs of the Joint Venture. Based on the Operating Agreement, the Company holds the non-controlling interest in the Joint Venture. Therefore, the Joint Venture has not been consolidated, but rather is accounted for on the equity method of recording investments. During the three months ended September 30, 2015, net operations resulted in a loss on the investment of $108.

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

Overview of Business

B6 Sigma is a technology company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies. We believe that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing process in real time, enabling process intervention and ultimately leading to closed loop process control. In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical and power generation.

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

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the additive manufacturing ("AM") or 3D Printing ("3DP") industry, and making operational the contract manufacturing business for metal 3DP. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing quality and process control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and provide contract manufacturing for metal 3DP using our Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

·	Aerospace and defense manufacturing;

·	Oil and Gas manufacturing;

·	Bio-medical manufacturing; and

·	Automotive manufacturing.

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Additionally, we expect to begin to generate revenue from our contract manufacturing activities in metal 3DP. We also expect that our continued development of our “In Process Quality Assurance™” or “IPQA® technology will enable us to further commercialize this technology for the AM metal market in the remainder of 2015 and 2016. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. We presently make no sales of these technologies, except for limited sales of non-exclusive licenses to use our PrintRite3D® technologies, including under our recently established Early Adopter Program and OEM Partner Program, as described below. Since its inception, B6 Sigma has generated revenue primarily from engineering consulting services it provides to third parties.

Our board of directors, management and business advisors comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets, as well as finance and business operations. These individuals collectively possess over 100 years of experience working in the advanced manufacturing, materials technology and commercial industry space. As such, we believe we possess the resident financial and business expertise to transition the Company into an operational company with two key principal business lines, namely IPQA®-related products and supporting services, as well as contracting manufacturing for metal AM. Additionally, we possess the resident engineering and manufacturing expertise to provide engineering consulting services to other companies regarding their manufacturing operations, or to companies seeking to improve the design of their products by using alternative next-generation materials or improving certain characteristics of the original design through the use of 3DP, on a fee for services basis. Accordingly, in addition to our primary business focus, we intend to generate revenue by providing such field service support for our software products, as well as engineering consulting services to businesses seeking the same. Such consulting services may not necessarily involve deployment of our own technologies and may be limited to consulting with respect to the development, exploitation or improvement of the client’s own technology.

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

Recent Developments (in reverse chronological order)

Sigma Presented at International Symposium on Air Breathing Engines (ISABE) and Hosted EWI's AM Consortium (AMC) Meeting

On October 29, 2015, the Company presented at ISABE, an aerospace and defense conference held every two years, and on October 28 and 29, 2015, the Company hosted EWI's AMC fall meeting, which included demonstrations of the Company's PrintRite3D® software modules.

Sigma Launched PrintRite3D® CONTOUR™ (f/k/a PrintRite3D® DEFORM)

On September 30, 2015, the Company announced that it launched its CONTOUR™ (formerly known as PrintRite3D® DEFORM™) software, which is a part of our PrintRite3D® family of quality assurance and process control products. PrintRite3D® CONTOUR™ is available for beta installations, and the first fielded application of PrintRite3D® CONTOUR™ was delivered to Honeywell Aerospace in October 2015.

Sigma Launched OEM Partner Program

On September 17, 2015, the Company announced that it launched an “OEM Partner Program” to expedite the trial and incorporation of the Company’s PrintRite3D® quality assurance software into AM machines worldwide. The OEM Partner Program includes pricing incentives for bundled software, training, and marketing support; participating companies will be able to provide third party, independent quality assurance via Sigma's complete suite of PrintRite3D® software modules to their customers when machines are purchased.

Sigma and Additive Industries Entered Evaluation Period for PrintRite3D®

On September 11, 2015, the Company announced that it entered into an evaluation period for the Company’s proprietary PrintRite3D® products with Additive Industries of The Netherlands. As part of the agreement, Additive Industries purchased a non-exclusive license to use one of our PrintRite3D® systems to be integrated into a prototype industrial AM metal printer for evaluation purposes. On November 16, 2015, Sigma will attend, as an invited special guest, the launch event for Additive Industries' industrial AM metal printer in The Netherlands.

Sigma Launched Early Adopter Program (EAP)

On September 1, 2015, the Company announced that it commenced an EAP to accelerate adoption of the Company’s PrintRite3D® quality assurance software for 3D printing. Customers that participate in the EAP will obtain a non-exclusive license to use Sigma's complete suite of PrintRite3D® software modules for one price, with locked-in preferred rates for future product license purchases. As of the date of this Quarterly Report on Form 10-Q, Sigma has one customer under the EAP.

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

Results of Operations

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. However, we presently make no sales of these technologies, except for limited sales of non-exclusive licenses to use our PrintRite3D® technologies, including under our recently established Early Adopter Program and OEM Partner Program, as described above. Our ability to generate revenues in the future will depend on our ability to further commercialize and market our PrintRite3D® technologies. During the three and nine months ended September 30, 2015, we recognized revenue of $266,566 and $648,515, respectively, as compared to $92,449 and $322,091 in revenue that we generated during the same periods in 2014. The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. The revenue we generated during the nine months ended September 30, 2015 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we further perform our engineering consulting contracts for the GE Aviation lead National Additive Manufacturing Innovation Institute program, continue to provide our services under our contracts with Honeywell Aerospace for the DARPA Period II program, and as we seek to further commercialize our PrintRite3D®-related technologies, and obtain contract manufacturing orders in connection with our EOS M290, including pursuant to our recent joint venture with Arete Innovative Solutions LLC ("Joint Venture"). Our costs of service revenue for the three and nine months ended September 30, 2015 were $25,250 and $138,379, respectively, as compared to $36,326 and $176,954 for the same periods in 2014.

Our general and administrative expenses for the three and nine months ended September 30, 2015 were $293,187 and $886,965, respectively, as compared to $243,375 and $564,581 for the same periods in 2014. Our payroll expenses for the three and nine months ended September 30, 2015 were $191,399 and $338,533, respectively, as compared to $84,865 and $387,564 for the same periods in 2014. Our expenses relating to non-cash stock compensation for the three and nine months ended September 30, 2015 were $221,500 and $478,500, respectively, as compared to $215,550 and $566,950 for the same periods in 2014. Our research and development expenses for the three and nine months ended September 30, 2015 were $122,517 and $206,545, respectively, as compared to $52,710 and $147,683 for the same periods in 2014.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal and accounting fees. The net increase in general and administrative expenses for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is principally the result of increased investor relations expenditures and consultant services provided to us due to an increase in our overall business activities. The net decrease in payroll expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 is due to the performance bonus paid by us in the first quarter of 2014 in the amount of $175,000 to our President and Chief Executive Officer, partially offset by our hiring of three employees in June and July 2014, as well as two additional employees in July and August 2015. The net increase in research and development expenses for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is principally the result of our continued development of our IPQA® technologies and our related efforts to expand our services.

As a result of our increased operating activities, including as we seek further commercialization of our IPQA®-enabled PrintRite3D® technologies, and our increased marketing and sales efforts associated with such technologies, including with respect to our EAP and OEM Partner Program, and our contract manufacturing activities, our general and administrative expenses in the future are expected to continue to increase. Similarly, we anticipate that our payroll and non-cash compensation expenses will increase as we will engage more employees and consultants to support our efforts to grow our business.

Our net loss for the three and nine months ended September 30, 2015 decreased significantly over the prior year and totaled $587,130 and $1,399,378, respectively, as compared to $539,438 and $2,802,253 for the same periods in 2014. The most significant factor in the decrease in our net loss was the result of a nonrecurring 2014 expense of $1,283,333 relating to the extension of the term of a warrant.

Liquidity and Capital Resources

As of September 30, 2015, we had $1,836,855 in cash and had a working capital surplus of $1,988,643, as compared with $2,962,069 in cash and a working capital surplus of $2,811,606 as of December 31, 2014.

We plan to generate revenue primarily by selling and licensing our manufacturing and materials technologies and services, as applicable. However, for the period from our inception through September 30, 2015, we generated revenue and financed our operations primarily from engineering consulting services we provided during this period and through private sales of Sigma common stock. During the remainder of 2015 and in 2016, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-related technology (PrintRite3D®) will enable us to further commercialize this technology for the AM metal market in the remainder of 2015 and 2016. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by selling and licensing our PrintRite3D® systems and supporting field services, as applicable, and providing engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

As of November 10, 2015, B6 Sigma has three active engineering consulting contracts with respect to which we expect to perform and generate up to approximately $220,000 in revenue during the remainder of 2015, subject to the achievement by us of certain performance milestones. The commencement of our engineering consulting services under our GE Aviation lead America Makes contract was delayed until early August 2015, which resulted in the expected delay of a portion of the revenue under such contract until 2016.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, GE Aviation and EWI, are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of November 10, 2015, nor have we ever had a credit facility since our inception. We will continue to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of November 10, 2015, and the proceeds we expect to receive under our engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D® technologies, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, including orders in connection with our Joint Venture, and proceeds received from sales of our securities. Accordingly, we expect to have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company expects to hold its next annual meeting of stockholders in or around May 2016.

ITEM 6. EXHIBITS.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

November 10, 2015	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

November 10, 2015	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial and Accounting Officer)

