Form 10-K
period 2015-12-31
SIGMA LABS, INC.
filed 2016-03-16
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 033-02783-S

SIGMA LABS, INC.

(Exact name of Registrant as specified in its charter)

Nevada		27-1865814
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $42,679,629.

The outstanding number of shares of common stock as of March 15, 2016 was 622,969,835.

Documents incorporated by reference: None.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2015

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

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation, which, until the short-form merger referenced below, was our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Prior to December 29, 2015, we conducted substantially all of our operations through B6 Sigma. On December 29, 2015, we completed a short-form merger of B6 Sigma into Sigma. As a result, B6 Sigma became part of Sigma and no longer exists as a subsidiary.

PART I

ITEM 1. BUSINESS.

Summary

We are a technology company that specializes in the development and commercialization of novel and unique manufacturing and materials technologies. It is the Company's belief that some of these technologies will fundamentally redefine conventional quality assurance and control practices by embedding quality assurance and process control into the manufacturing process in real time. In addition, the Company anticipates that its core technologies will enable its clientele to combine advanced manufacturing quality assurance and control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical and power generation.

Certain members of our team are uniquely qualified scientists with broad backgrounds in manufacturing and materials technologies. In the past, these members have worked with some of the largest defense contractors in the world, in such varied projects as next-generation manufacturing systems, advanced reactive munitions, nuclear weapons stewardship programs, and naval nuclear reactor programs.

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and the commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the 3D Printing ("3DP") industry and making operational the contract manufacturing business for metal 3DP, which technologies are described elsewhere in this Annual Report on Form 10-K. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and run a contract manufacturing division for metal 3DP beginning with our Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

•	Aerospace and defense manufacturing;

•	Oil & Gas and Energy manufacturing;

•	Bio-medical manufacturing;

•	Automotive manufacturing; and

•	Other markets such as firearms and recreational equipment.

We expect to generate revenues primarily by direct sales and software licensing of our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Additionally, we expect to generate additional revenues from our contract manufacturing activities in metal 3DP. We also expect that our continued development of our “In Process Quality Assurance™” or “IPQA® technology will enable us to finalize our commercialization of this technology for the AM metal market in the remainder of 2016. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of our dental implant biomedical prosthetics technology.

Our board of directors, management and business advisors comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets, as well as business operations. These individuals collectively possess over 100 years of experience working in the advanced manufacturing, materials technology and commercial industry space. As such, we believe we possess the resident expertise to provide engineering services and support to companies using our IPQA® software solutions for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such engineering services and support to businesses licensing our IPQA® software technologies.

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

The Company acquired Sumner & Lawrence Limited (dba Sumner Associates) in December 2011. Sumner Associates was a private consulting company that provided services to the public and private sector. Sumner Associates was dissolved during fiscal 2014 as the number of its contracts had been reduced due to, among other things, changing funding climates within the DOE.

EARLY STAGE TECHNOLOGY COMMERCIALIZATION AND MARKET POSITIONING

Since our inception, we have made tremendous progress in bringing early stage technology from scientific concept and curiosity to practical reality, as described below.

1. In-Process Quality Assurance™ (IPQA®) for Additive Manufacturing. We believe that "additive manufacturing" ("AM"), also known as 3D Printing, will significantly impact the manufacturing landscape and revolutionize 21st century industry. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. As a result of AM, parts can go straight from digital computer designs and 3D computer models to actual, physical parts in a single step. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts and this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is currently a “black art” with limited applications, Sigma is developing its IPQA® technology into a breakthrough hardware and software suite of products for AM known as PrintRite3D®, which we expect will fully address some these shortcomings and enable serial production for metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity. PrintRite3D® comprises a suite of software modules that address the three fundamental problems facing metal AM today, namely: assuring the metal integrity or quality of the product; assuring the as-built geometry of the product; and, increasing the productivity or speed of the AM process.

2. Contract Manufacturing for Metal Additive Manufacturing. According to the Wohlers 2015 Annual Report, the service provider segment, industry growth in 2014 was an estimated $2.105 billion, an increase of 38.9% from $1.516 billion in 2013. This market segment grew by 26.3% in 2013, 36.4% in 2012, and 30.7% in 2011. Contract manufacturers are still in the early stages of adding metal AM systems to supply production parts to aerospace and industrial original equipment manufacturers ("OEMs"), such as GE Aviation ("GEA") and Honeywell Aerospace. We believe that most AM machines produced through 2014 are still not well suited for production applications. They have limited feedback measurement and control sensors to guarantee part quality. Some of the latest machines available, such as EOS’s M290 machine, are beginning to be sold with limited advanced measurement system capability.

On December 4, 2015, Moog Inc. (NYSE: MOG.A and MOG.B) announced that it acquired a 70% ownership of Linear Mold and Engineering with an option to acquire the remaining 30%. This recent sale of Linear Mold and Engineering in some respects represents the culmination of strategic acquisitions of what represented the initial service bureau providers of the early 2000's, starting with General Electric Aviation's purchase of Morris Technologies, and its sister company, Rapid Quality Manufacturing, in 2012. As a result, OEMs like Moog, GEA and Honeywell Aerospace seek to build internal capacity while ensuring sourcing for their first generation AM metal parts. While these strategic acquisitions represent an attempt by large OEMs to secure much needed production expertise for first generation AM proprietary components, their second and future generation components will require a capable service provider market base to supply these much needed components. Sigma believes that this service provider market segment represents an opportunity for Sigma to capture significant portions of the growing demand for metal production parts. Accordingly, Sigma acquired its first EOS M290 machine in 2014. Using the highly reliable M280 as its base, the M290 adds improved energy efficiencies, faster build times, and slightly larger build platform capabilities. Through our EOS M290 machine, our customers will gain the benefits of many years of M280-proven applications while accessing the latest in DMLS® technology, as well as receiving parts certifiably produced using our state-of-the-art PrintRite3D® quality assurance technology.

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

4. Advanced Munitions Technology . The Company has developed and demonstrated at a working prototype level several classes of energetic materials which have structural strength until impact, and then release energy into the target without generating dangerous shrapnel which could fly out of the explosion zone. The Company believes that this selective munitions technology, if commercialized, will enable our forces to engage the enemy without harming civilians and will enable drones to have new strike capabilities. The Company does not currently have the resources to continue its commercialization efforts of such technology without the assistance of a partner or licensee. The Company has licensed the technology to Allotrope Sciences Corporation ("Allotrope") under an exclusive license agreement with Allotrope entered into in April 2013, pursuant to which we granted Allotrope rights to market and sell Sigma's ARMS™ and BAM™ technologies to U.S. and Foreign Government customers. Allotrope has not made any sales as of the date of this Annual Report.

A detailed description of our technologies and business follows:

Next-Generation Quality Assurance Solutions for Additive Manufacturing

The Market

An area of increasing interest in the manufacturing world is AM or 3DP. AM is a method of producing functional parts directly from computer design files without any tooling or other processing.

The sale of AM products and services is expected to exceed $7.3 billion worldwide by 2016. The AM industry is expected to more than quadruple to about $12.8 billion by 2018. By 2020, the AM industry is forecasted to exceed $21 billion, all according to Wohlers 2015 Annual Report.

Metal parts are a rapidly growing segment of this overall market space as AM or 3D printing moves from just making models to making actual, fully functional parts. Large firms such as Honeywell Aerospace, GEA and Boeing Aircraft Company view AM as an enabling process for many components. A recent report in a series by Deloitte University Press on additive manufacturing published in Fall 2015 titled, "3D Opportunity For Quality Assurance and Parts Qualification", states that, "[o]ne of the most important barriers is the qualification of AM-produced parts. So crucial is this issue, in fact, that many characterize quality assurance (QA) as the single biggest hurdle to widespread adoption of AM technology, particularly for metal." The Company believes that OEM companies such as GE, Honeywell as well as first tier suppliers like Woodward, Inc. (NASDAQ: WWD) and Parker Hannifin (NYSE: PH) cannot achieve their long-term AM production goals without advanced quality assurance and control technologies for metal AM parts because current quality control methods are not sufficient to reliably allow cost-effective manufacturing of safety- and performance-critical metal parts. The Company believes that our PrintRite3D® technology would directly address this "important barrier" for metal parts and allow such AM applications to move forward. In response to this need, the Company has experienced an increase in its installed base of PrintRite3D® systems and we are beginning to provide engineering services and support for our PrintRite3D® software licenses for our installed base at GEA, Honeywell Aerospace, Spartacus3D, Additive Industries, Aerojet Rocketdyne, 3D Material Technologies, LLC ("3DMT"), Trumpf Laser and the Edison Welding Institute ("EWI").

As further evidence of the demand for new quality assurance and control methods for safety-critical additive manufacturing metal parts and particularly for aging fleets with severe parts supply issues, the Office of Naval Research held an Industry Day on 28 July 2015 which was attended by large and small defense contractors interested in providing metal AM parts to Navy Depots and Fleet Readiness Centers. The Navy explained its needs and its forthcoming request for proposals for its program titled, "Quality Metal Additive Manufacturing (Quality Made) Enabling Capability". The proposed program goals are designed to address, in part, the Navy's need for assuring part quality in-situ (real-time), controlling the AM process parameters to control microstructure, volume and geometry, and collecting build data to support rapid qualification and certification for metal AM parts. The Company believes this is precisely the technology that can be provided by our PrintRite3D® technology. There is currently a very limited supplier base providing such value-added, in-process quality assurance for performance and safety-critical metal parts including the OEM AM machine producers. We believe that none are currently capable of addressing the issue of real-time quality assurance and process control ultimately leading to rapid qualification and part certification. Our PrintRite3D® technology is currently a market leader in this area.

The Company has ongoing contracts that include a Period 2 project with Honeywell Aerospace funded by the Defense Advanced Projects Agency ("DARPA") on the application of our PrintRite3D® technology to performance-critical AM metal parts for aerospace. This project is vitally important because it provides an early opportunity to further demonstrate how our IPQA®-enabled PrintRite3D® technology will reduce our customers' reliance on unnecessary post process inspection, ultimately reducing costs and improving quality for AM of highly critical aerospace metal components. Also, Sigma was a participant on a GEA led team of companies and universities, which were awarded a research contract by the National Additive Manufacturing Innovation Institute (“NAMII” or America Makes) titled, “In-Process Quality Assurance™ for Laser Powder Bed Production of Aerospace Components”. The contract has the stated objective of maturing our In Process Quality Assurance™ (IPQA®) technology for aerospace applications by leveraging a development approach incorporating multiple AM OEM machines, multiple superalloys, and multiple product intent aerospace components. The program start was delayed, however it is currently underway and its period of performance is expected to run into early 2017. In support of this effort, Sigma was awarded related contracts from the subcontractor Aerojet Rocketdyne to install one of our PrintRite3D® systems on a Concept Laser M2 metal AM machine at Aerojet Rocketdyne's Canoga Park, California facility, as well as a contract from Honeywell Aerospace to make initial test specimens for reliability and repeatability testing using our EOS M290 AM system. We were also part of a large research team, led by the Edison Welding Institute that was awarded a grant funded by the National Institute of Standards ("NIST") to ensure that quality parts are produced and certified for use in products made by a variety of industries and their supply chains. The emphasis was on providing tools needed for additive manufacturing applications to progress from prototype to serial production. This program was successfully completed in Fall 2015. Lastly, we are currently a subcontractor to Honeywell Aerospace who was awarded a program in 2015 by America Makes which is designed to address "Design for Additive Manufacturing" ("DFAM") issues. In support of this program, we will use our EOS M290 AM system to build canonical shapes and mechanical test specimens for evaluation by Honeywell Aerospace.

Technology and Competitive Advantage

The evolution of AM from prototyping to manufacturing in production runs is widely known to be occurring in, and led by, aerospace while also appearing in niche products such as medical appliances and replacement parts of diverse applications, including unavailable parts required by still deployed but aging technologies. A major problem for 3D metal products production-run manufacturing today is that traditional quality systems rely heavily on after-manufacture inspection procedures that lack strong statistical reliability in small lot manufacturing. Post-production non-destructive test instruments from ultrasound to CT Scans are either not effective or not cost efficient on many complex part configurations that take advantage of 3D capability, and in the case of CT scans, are prohibitively expensive for production cost efficiency. The most important feature of Sigma’s PrintRite3D® is that it develops actionable quality and process control data of manufacturing information in real-time and, when no flaws are detected, can provide manufacturers and their end-users with a part-by-part quality certification backed up by a file of supporting data.

Sigma’s PrintRite3D® suite, as described below, is composed of hardware, software, data analytics, and proprietary algorithms. The hardware is an array of photodiodes, non-contact pyrometer, and a data processing unit that can be either sold with an AM manufacturing machine unit by an OEM manufacturer or retrofitted on customers’ sites.

1.	PrintRite3D® SENSORPAK™ – the auxiliary sensor and hardware kit that sits on every AM machine to collect the data to drive the software.
2.	PrintRite3D® INSPECT™ – software which verifies quality layer by layer.
3.	PrintRite3D® CONTOUR™ – software which assures the as-built geometry.

The following software modules are currently in development:

4.	PrintRite3D® THERMAL™ – software which predicts the residual stress and distortion in the part.
5.	PrintRite3D® ANALYTICS™ – software that harvests, aggregates, and analyzes big data from in-process and post process data.

The proprietary software and its embedded algorithms process the very substantial quantity of layer by layer data gathered and then informs operators of the Quality Compliance status of each part in a build. Sigma has been aggressive in patent protecting its in depth data analysis and quality algorithms to link its analysis to root cause metallurgy for determining the granular quantification of the part conformance to metallurgical requirements such as tensile strength. Concurrent with assessing the internal quality features of all parts in a build, PrintRite3D® deploys its CONTOUR™ module that measures each part's adherence to the configuration specification of both internal channels and external form. OEM manufacturers as well as control system manufacturers such as Materialise BV or Siemens may use the Sigma data stream to direct machine performance adjustments.

Sigma believes that it has developed an essential tool that enables companies using Additive Manufacturing equipment for metal parts to move from prototyping on into production runs by assuring quality in a uniquely reliable and cost effective fashion. Not only does PrintRite3D® enable a single AM machine to operate at very high quality yields, by measuring the product of the manufacturing equipment rather than just the equipment settings, it also is the most reliable method to assure and document uniform quality assurance of a single part's specification being manufactured by factories utilizing a number of different AM machines. Reciprocally, Sigma believes that Additive Manufacturers using equipment without PrintRite3D® will be at a substantial competitive disadvantage in production-run manufacturing for both cost and quality assurance.

The Company believes that the broad domain coverage of its PrintRite3D® patents and metallurgical know-how make the licensing of its product suite to be the best means by which Additive Manufacturing OEM equipment manufacturers can offer in-process-quality-monitoring that certifies and documents the quality of all parts that pass continuous inspection. PrintRite3D® provides 3D metal manufacturing equipment makers with a patent protected data configuration of information that the manufacturers may use to adjust controls of their equipment in response to real-time quality information by, for example, by precisely adjusting laser power to sustain manufacturing to design and specification.

Sigma appears well positioned to provide the metal AM market a product offering for real-time quality assurance and process control based on our core competency in real-time quality monitoring and process control called PrintRite3D®. Our IPQA®-enabled PrintRite3D® technology appears ideally suited to meet the needs of metal AM at this critical juncture in its development. Our technology will allow metal AM to be used during manufacturing of safety-critical or performance-critical metal parts, such as used in aerospace, defense and biomedical. Currently, these applications are difficult because the part quality cannot be completely guaranteed using today's conventional nondestructive inspection technologies, because using inspection after manufacturing is difficult, costly and does not find all defects of concern. Therefore, we believe that PrintRite3D® will be a vital enabler for metal AM to realize its full potential. Sigma has unique and patent protected offerings in this field. Furthermore, as a greater number of these AM applications could be cloud-based, the PrintRite3D® technology is fully compatible with highly networked, cloud- or web-based implementation – subject to the data and intellectual property restrictions which may be imposed by some companies for competitive reasons.

We believe that Sigma's unique process know how, trade secrets and methodology for implementation of IPQA® for production AM, and U.S. patent awards and patents pending for quality monitoring and process control for processes specifically including AM, along with its PrintRite3D® technology has uniquely positioned Sigma to be a leader in the market space for in-process quality assurance technologies and solutions for metal AM. Our proven, sophisticated and proprietary analysis software has been demonstrated and tested at many manufacturing sites around the world. These demonstrations have served to validate the underlying technology of PrintRite3D® INSPECT™ and SENSORPAK™ software and hardware modules, respectively. In addition, Sigma has strategic relationships with experienced aerospace companies in North America that have assisted in the validation of the underlying technology for our PrintRite3D® software module known as CONTOUR™.

Also, we continue to work with General Electric under our Joint Technology Development Agreement ("JTDA"), dated April 10, 2013, with General Electric to demonstrate and implement our in-process inspection technologies for additive manufactured jet engine components. Lastly, we are continuing to work with Honeywell Aerospace on the separate development of our PrintRite3D® CONTOUR™ software module for metal-based AM under our Trial Evaluation Agreement with Honeywell Aerospace, which sets forth the parties' intent to use Honeywell's Advanced Manufacturing Engineering Center as a beta test site for our PrintRite3D® CONTOUR™ software module. In further support of this effort, in 2015 Honeywell Aerospace installed its second PrintRite3D® system on one of its Concept Laser M2 machines at their Advanced Manufacturing Engineering Center in Phoenix, Arizona.

In addition, we have expanded our market presence and associated installed base of PrintRite3D® systems through our Early Adopter Program (EAP) and our OEM Partner Program to include European companies in France, Germany and The Netherlands. These European partners' installations are key to Sigma's long term strategy to broaden its installed base through our EAP program as well as gain market presence though embedded OEM offerings of our PrintRite3D® technology. At this stage in our PrintRite3D® product commercialization efforts, our PrintRite3D® sales reflect the strategic nature of our selective alliance partnerships.

PrintRite3D® is uniquely positioned to grow into this market because its technology is agonistic and deployable with all currently known metal AM manufacturing units. Sigma personnel’s metallurgical expertise combines with the Company's professionally crafted intellectual property protections to make the Company an attractive and largely necessary partner to each of the major AM OEM equipment manufacturers as well as each of the production oriented AM contract manufacturing enterprises.

Business Model

Sigma’s current commercialization strategy for PrintRite3D® products is: (i) enter into early adopter license agreements with high potential future AM equipment manufacturers and complex part AM manufacturing service bureaus; (ii) enter into OEM license agreements for PrintRite3D® with major AM equipment manufacturers; (iii) provide engineering consulting services on manufacturing and materials technology to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iv) build and run a contract manufacturing division for metal AM commencing with Sigma’s EOS M290. In 2016 and for 3-5 years going forward, Sigma’s PrintRite3D® technology sales prospects and trends will be asymmetric to the ups and downs of the AM industry’s sales of manufacturing equipment because the existing manufacturing base of AM machines is so much larger than PrintRite3D®’s 2015 installed base and because PrintRite3D® will be marketed to both the current installed base of AM manufacturing equipment and to OEM manufactures of new AM equipment coming on-line. Thus, from 2016 through 2019, Sigma expects its sales curve to be steeper and become less volatile than the general industry growth of new AM equipment sales.

The Company believes that since PrintRite3D® systems are designed to run on different machine platforms this allows us to maximize our product offering to the entire AM metal market. The target markets include OEMs both on the AM software side such as Materialise BV as well as machine producers, including, but not limited to, EOS, Concept Laser, SLM, Renishaw PLC (LON: RSW), Additive Industries, and Trumpf Laser.

We believe another much needed area for AM metal parts manufacturing is in software “Apps” for reducing design and development cycle times, saving the end customer time and money. In support of that we have recently announced a Technology Development Agreement with 3DSIM, LLC of Park City, Utah to pursue commercial metal AM software opportunities for rapid qualification and part certification. These software Apps could form the underpinnings and backbone of a conceptual software App known as THERMAL™. We therefore envision extending our competitive advantage in the future by further developing and offering a PrintRite3D® suite of Apps which would be specifically developed to improve part designs and significantly reduce traditional trial and error design approaches for features such as distortion control.

By combining the AM competency of leading OEM manufacturers with Sigma’s complete systems package of real-time nondestructive inspection technology, a unique product offering will eventually be available to end-users. After installing Sigma’s complete PrintRite3D® systems package, which includes our ANALYTICS™ database systems package, OEM’s and principal end users will finally have the ability to address one the most important barriers to qualification of AM parts, i.e., linking of in-process feature data with post-process microstructural and mechanical property data. Finally, utilizing our EAP program as a starting point, ‘user’ advisory groups are being formed to facilitate exchange of information, needs, and new developments providing for shared user experiences.

Recently, the European Industrie 4.0 group combined forces with the North American Industrial Internet Consortium to take the first steps towards adopting a common vision for the Internet of Things ("IoT") in the industrial applications space. Sigma is closely monitoring these developments as we formulate our own IoT strategy to ensure that our products and services will be fully compatible with the emerging industry trends.

The Company currently has a healthy pipeline of opportunities with US Fortune 500 companies including GE and Honeywell and outside the United States, with large European manufacturers of AM equipment, and in China, with a cadre of AM adopters. The launch of the Company’s PrintRite3D® Operating Division in August 2015 led to an immediate buildup up in RFQ backlog and pending orders.

To summarize, Sigma has formed an operating division focused on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part.

Contract Manufacturing / Service Bureau for Metal Additive Manufacturing

The Market

According to the Wohlers 2015 Report, in 2014 the Additive Manufacturing industry’s primary and secondary worldwide revenues were $5.75 billion up 31% from 2013 - the largest year-to–year percentage revenue increase in 14 years. Wohlers forecasts that AM’s primary revenues alone will top $7.4 billion in 2016. Sigma’s initial target market within this burgeoning marketplace is the production of metal parts. Currently estimated to be ~15% of the total revenues in the AM markets, the high dollar value of 3D manufactured metal parts is expected to rapidly grow AM metal manufacturing’s share of total AM revenues as the technology is deployed increasingly away from prototyping and into dedicated production. Extrapolating from Wohlers, this would be an AM metal products market of $4-6 billion in 2020.

Based on current market demand and growth trends, the contract manufacturing division appears to have the potential to be a significant revenue and profit center even as it also serves Sigma as an on-going research arm for exploring and characterizing new metals for use in all AM metal manufacturing equipment and for staying current on state of the moment 3D manufacturing requirements and thus possible enhancements to PrintRite3D®. A well regarded U.S. Brokerage Firm reported in November 2015 that based upon that month’s FormNext Trade show in Germany that (AM) “Metal Demand is extremely strong. SLM Solutions has seen YTD 2015 orders +78% while the value of orders are +115% (so the mix is shifting toward its larger, more expensive units. It believes 2016 can grow nicely on top of this growth. A large private metals OEM expects 2016 unit growth of 30-60%. The booths of metals OEMs were packed. The consensus is that significant runway remains for metal printers.” The firm went on to assert, “Metals are robust in 2015, and expected to be again in 2016 as the march to final parts continues.”

As demand continues to increase for prototyping services, contract AM service bureau providers that can deliver low-rate initial production capacity, and as commercial companies in highly-regulated industries begin to gain regulatory acceptance for AM designed parts, there is a burgeoning need for contract manufacturing services to produce these much need metal AM parts. The existing service bureau for AM parts has become much smaller today as a result of the aforementioned merger and acquisition activities since 2012, and what remains is small, fragmented and less capable than the first generation of service bureau providers. Such service bureau also does not currently have the capacity to meet the expected future demand for AM parts in the next 18 to 24 months.

Also launched in 2015, Arete-Sigma is a joint venture targeting contract AM manufacturing as it anchors the Company’s entry into day-to-day AM manufacturing. The Company is continuing to pursue business opportunities related to AM utilizing the Company's EOS M290 or like machines.

Technology and Competitive Advantage

We currently have an AM 3D metal printing facility that employs state-of-the-art technology from the leading provider of metal AM systems, i.e., Electro-Optical Systems. While our current printing capacity is limited, we believe that a unique selling point or competitive advantage is our PrintRite3D® technology. Our EOS M290 system is outfitted with our latest PrintRite3D®-enabled technology allowing us to provide customers with the necessary "objective evidence of compliance", or QA data package, to ensure they can meet compliance with their design intent and ultimately end-user performance requirements for their highly-critical and demanding components.

Business Model

We believe that given the limited service bureau provider capacity due to the merger and acquisition activities in the industry of the past several years, there is now a very real need for AM service providers to allow us to establish an immediate and strong presence and expand into a leading provider of AM produced metal parts.

We envision a business model comprising revenues from contract, metal AM manufacturing sales for prototyping services as well as Small Lot Intelligent Manufacturing™ (SLIM®) sales for low-rate initial production ("LRIP") products requiring our PrintRite3D® technology. The target markets would be end users requiring high-end metal parts such as in the aerospace, oil & gas, bio-medical and automotive markets.

To summarize, Sigma has formed an operating division focused on contract additive manufacturing and its AM facility keeps Sigma on the cutting edge of 3D metal additive manufacturing as the Company works with the market to develop state of the moment solutions and to characterize new materials and approaches.

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

Recent Developments (in reverse chronological order)

On March 7, 2016, we announced that we received a contract from Aerojet Rocketdyne, a subsidiary of Aerojet Rocketdyne Holdings, Inc. (NYSE: AJRD), for a non-exclusive license of the Company's PrintRite3D® software applications. Our technology will be utilized on Aerojet Rocketdyne’s contract with the U.S. Air Force to define more efficient processes for qualifying AM components, and be evaluated for liquid-fueled rocket engine applications. The broader Air Force initiative is part of a plan to transition away from the Russian-made RD-180 engines currently used on the Atlas V launch vehicle. Separately, we received an order from Aerojet Rocketdyne under the previously-announced “America Makes” additive manufacturing research project with GE Aviation. The program, funded by the National Additive Manufacturing Innovation Institute (NAMII), uses our proprietary In-Process Quality Assurance™ (IPQA®) software for advanced AM monitoring. This is the second PrintRite3D® system being deployed under America Makes, the first being with GE Aviation.

On January 27, 2016, we announced that we entered into a technology development agreement with 3DSIM, LLC to pursue commercial metal AM software opportunities for rapid qualification and part certification. 3DSIM, based in Park City, Utah, is a provider of simulation software for metal AM processes.

On November 30, 2015, we announced that a company in Germany has entered into an evaluation period for our proprietary PrintRite3D® products. As part of the agreement this customer, which wishes to remain anonymous at the present time, purchased a non-exclusive license to test the Company's PrintRite3D® applications in certain of its laser-based powder bed metal machines – some of which were on display at the recent Formnext show in Frankfurt, Germany.

On September 30, 2015, we announced the launch of our long-awaited CONTOUR™ software – part of the Company’s PrintRite3D® family of quality assurance and process control products. Sigma has completed all in-house development and testing such that CONTOUR™ is now available for beta installations, including for customers within the Company’s Early Adopter Program (EAP). The first fielded application of CONTOUR™ is with Honeywell Aerospace at its AM development facility in Phoenix.

On September 17, 2015, we announced the launch of an “OEM Partner Program” to expedite the trial and incorporation of the Company’s PrintRite3D® quality assurance software into AM machines worldwide.

On September 11, 2015, we announced that we had entered into an evaluation period for the Company’s proprietary PrintRite3D® products with Additive Industries of The Netherlands. As part of the agreement, Additive Industries has purchased a non-exclusive license to use one of our PrintRite3D® systems – including licensing of its INSPECT™, CONTOUR™ and ANALYTICS™ software – to be integrated into a MetalFAB1 prototype machine for evaluation purposes. As previously announced, the two companies signed a Technology Cooperation Agreement in December, 2014 to evaluate our technology for Additive Industries’ system development.

On September 1, 2015 – we announced the launch of our EAP to accelerate adoption of the Company’s groundbreaking PrintRite3D® quality assurance software for 3D printing. We have already won a contract under this initiative – our EAP – with Spartacus3D, a unit of France’s Farinia Group.

On May 4, 2015, we announced that Honeywell has entered into a contract with the Company to acquire our PrintRite3D® system. As part of the award, we delivered and installed our PrintRite3D® INSPECT™ software – including one license and a year of maintenance – for Honeywell to test within its AM development facility in Phoenix; the purchase order also included our first contract for our groundbreaking DEFORM™ software.

On April 1, 2015, we announced that we became a Silver member of the America Makes consortium to further advance our presence in the 3D printing space, and continue to collaborate with leading companies and organizations in the field.

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

 We anticipate some of our principal competitors in the United States will include AM End Users, such as GE Aviation, Honeywell Aerospace, Rolls-Royce PLC, Pratt & Whitney; AM OEM equipment manufacturers, such as EOS, Concept Lasers, 3D Systems, Renishaw, Arcam and SLM; third party solution providers like Stratonics Inc., IMPACT Engineering, Inc, Computer Weld Technology, Inc. and Vibrant Corporation that specialize in designing and manufacturing automated welding equipment and quality control monitoring devices used in industrial applications, as well as Aerojet Ordnance, General Dynamics Ordnance and Tactical Systems, Alliant Techsystems Inc. and Energetic Materials and Processes, Inc., all of which are businesses focused on developing materials technology solutions in the advanced munitions market; and Straumann AG, BioMet 3I, Keystone Dental, HiOssen Dental, and companies that specialize in developing dental implants that heal rapidly. Most of these competitors have significantly greater research and development capabilities than we do, as well as substantially more sales, marketing and financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

Research and Development

Research and development costs are expensed as incurred. The Company’s research and development expenses relate to its engineering activities, which consist of the development of our PrintRite3D® quality assurance technologies for specific customers and for the industry in general. During the years ended December 31, 2015 and 2014, the Company recognized $330,554 and $219,132, of research and development costs, respectively.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, process knowledge, and other intellectual property as critical to our success. We rely on patent, trademark and other intellectual property law, and confidentiality agreements with employees, partners, and others to protect our intellectual assets. During 2015, Sigma retained the International intellectual property law firm of Kilpatrick Townsend & Stockton LLP to assist the Company with maintaining and extending our ability to have sufficient freedom to operate as well as appropriate patents in place. The below chart summarizes our issued patents. We are currently prosecuting eight foreign and U.S. applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. One of these eight patent applications published in November 2015. There is no guarantee that the patents for which we have applied will offer adequate protection under applicable law.

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

Employees

As of March 16, 2016, the Company had eleven full-time employees and no part-time employees. We are actively searching for additional, qualified administrative and engineering staff, as well as sales and marketing staff, to support our expanding operations in the area of IPQA® for AM, as well as contract manufacturing in the AM service provider sector.

Corporate Information

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Annual Report on Form 10-K.

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

Since we commenced business operations in 2010 and are continuing to develop our technologies and implement our operating tactics, it can be expected that we will continue to incur significant operating expenses and will experience significant losses in the foreseeable future. There is no assurance that any revenues we generate will be sufficient for us to become profitable or thereafter maintain profitability. As a result, the Company cannot predict when, if ever, it might achieve profitability and cannot be certain that it will be able to sustain profitability, if achieved. Our relatively short operating history may make it difficult for you to evaluate our business prospects in connection with an investment in our securities.

We face many of the risks normally associated with a new business.

We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations and efforts to develop and commercialize technologies. These uncertainties include developing our technologies and our brand name, raising capital to meet our working capital requirements and developing a customer base, among others. If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

We may not be able to obtain sufficient financing, and may not be able to further develop our technologies.

We believe that our existing cash and cash equivalents, along with revenue from our existing contracts, should be sufficient to fund our operations for at least twelve months. This projection is based on our current planned operations and revenue expectations and is subject to changes in our plans and uncertainties inherent in our business, and we may need to seek to replenish our existing cash and cash equivalents sooner than we project. In the future, we will seek to obtain further financing from third parties in order to maintain our operations and to grow our business. We cannot assure that additional funding to maintain our operations will be available to us in the future on acceptable terms, or at all. If we fail to obtain additional funding when needed, we would be forced to scale back, or terminate, our operations, or to seek to merge with or to be acquired by another company.

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

We currently have no Chief Financial Officer (“CFO”) and we may not be in the position to hire a CFO in the near future due to the expense of employing a CFO and our limited capital resources. Monica Yaple is a consultant working as our Treasurer, and she also presently acts as our principal financial and accounting officer. Unless we obtain the services of a qualified CFO, we may be unable to implement and monitor financial controls sufficient to ensure maximum profitability and compliance with applicable regulatory requirements.

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

We have operated our current line of business for a little over six years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

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

The Company depends on Mark J. Cola, its President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm the Company’s business and significantly delay or prevent the achievement of business objectives. In addition, our delivery of services will be labor-intensive: when the Company is awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

•	experienced and innovative executive officers;

•	senior managers who have successfully managed or designed programs in the public sector; and

•	Information technology professionals who have designed or implemented complex information technology projects

Innovative, experienced and technically proficient individuals are in great demand and are likely to remain a limited resource. We may be unable to continue to attract and retain desirable executive officers, senior managers, and technology professionals. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.

Because we have limited capital resources, we may be dependent on cash flow and payments from customers in order to meet our expense obligations.

A number of factors may cause our revenues, cash flow and operating results to vary from quarter to quarter, including the following:

•	the progression of contracts;

•	the levels of revenues earned on fixed-price and performance-based contracts (including any adjustments in expectations for revenue recognition on fixed-price contracts);

•	the commencement, completion or termination of contracts during any particular quarter;

•	the schedules of government agencies and large multinational corporations for awarding contracts;

•	the failure of our customers to fulfill their obligations under contracts with us; and

•	the term of awarded contracts and potential acquisitions.

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

Many of the Company’s activities involve developing products or processes that are based upon new, rapidly evolving technologies. The ability to commercialize or further develop these technologies could fail for a variety of reasons, both within and outside of the Company’s control.

Our success depends upon our ability to protect our intellectual property rights.

Our success in part depends on the Company’s ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we will be required to prosecute and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology. In addition, we filed eight patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. Prosecuting infringement claims can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent owned by us is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the Company’s patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put the Company’s patent applications at the risk of not issuing. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Our business activities subject us to a variety of federal, state and local laws and regulations. For example, we would be required to comply with applicable provisions of the International Traffic in Arms Regulations, as well as other export controls and laws governing the manufacture and distribution of munitions technology. Despite the fact that Sigma has applied for and received ITAR compliance, changes in the laws and regulations applicable to our business activities may have an adverse effect on our operations and profitability by making it more expensive and less profitable for us to do business. Additionally, the market for our services depends largely on federal and state legislative programs. These programs can be modified or amended at any time by acts of federal and state governments. Further, if additional programs are not proposed or enacted, or if previously enacted programs are challenged, repealed or invalidated, our growth strategy could be adversely impacted.

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

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.

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

The market price of our common stock has exhibited substantial volatility. Between January 1, 2015 and March 16, 2016, the sale price of our common stock as reported on the OTCQB ranged from a low of $0.0401 to a high of $0.125. The market price of our common stock could continue to fluctuate significantly for many reasons, including the following factors:

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period, under Rule 144 promulgated under the Securities Act of 1933, as amended, or issued upon the exercise of outstanding options or warrants, or otherwise, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

 The Company leases at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, approximately (i) 3,100 square feet of office space at Units C-14, C-15, C-16, C-17 and C-20, for a total monthly rent expense of approximately $2,425 under the lease, which expires on July 31, 2016, (ii) 708 square feet of production space at Unit E-42, for a total monthly rent expense of approximately $775 under the lease, which expires on September 30, 2016, (iii) 708 square feet of production space at Unit E-38, for a total monthly rent expense of approximately $775 under the lease, which expires on December 31, 2016, and (iv) 512 square feet of warehouse / production space at Unit E-40, for a total monthly rent expense of approximately $650 under the lease, which expires on September 30, 2016.

We believe that our facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, we may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted for trading on the OTCQB under the symbol “SGLB.” The following table sets forth the range of closing prices for our common stock for the quarters indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015	High Bid	Low Bid
First Quarter	$0.095	$0.042
Second Quarter	$0.125	$0.070
Third Quarter	$0.090	$0.050
Fourth Quarter	$0.096	$0.050

Fiscal Year Ended December 31, 2014	High Bid	Low Bid
First Quarter	$0.183	$0.100
Second Quarter	$0.175	$0.102
Third Quarter	$0.151	$0.106
Fourth Quarter	$0.115	$0.059

Shareholders

As of March 3, 2016, there were approximately 542 holders of record of our common stock based on information provided by our transfer agent.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material affect on our financial statements.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014.

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues though contract AM manufacturing using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services, which include limited sales of non-exclusive licenses to use our PrintRite3D® technologies, including under our recently established Early Adopter Program and OEM Partner Program, as described above. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies. During the fiscal year ended December 31, 2015 (“fiscal 2015”), we generated an aggregate of $1,234,810 in revenues, as compared to an aggregate of $548,723 in revenues that were generated by us during the fiscal year ended December 31, 2014 (“fiscal 2014”). The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. We generated revenues and financed our operations in fiscal 2015 and fiscal 2014 primarily from engineering consulting services we provided to third parties during these periods and through private sales of our common stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290, as well as further perform on our engineering consulting contracts for the GEA lead National Additive Manufacturing Innovation Institute program, and continue to provide our services under our contracts with Honeywell Aerospace for the DARPA Period 2 program.

In fiscal 2015, we generated an aggregate of $1,234,810 in revenue from consulting and other contracts. Specifically, we generated approximately (i) $1,164,709 in revenue in connection with our PrintRite3D®-enabled engineering consulting services, and (ii) $70,101 in revenue in connection with our contract manufacturing activities in metal 3DP.

In fiscal 2014, B6 Sigma along with Sumner Associates generated an aggregate of $548,723 in revenue from consulting and other contracts. Sumner Associates generated $11,312 of such revenue.

Our other general and administrative expenses for fiscal 2015 were $1,282,952, as compared to $1,020,262 in fiscal 2014. Our payroll expenses for fiscal 2015 were $585,706, as compared to $404,054 for fiscal 2014. Our expenses relating to non-cash compensation for fiscal 2015 were $518,438, as compared to $582,550 for fiscal 2014. Our research and development expenses for fiscal 2015 were $330,554, as compared to $219,132 for fiscal 2014. In fiscal 2014, we also incurred a non-recurring warrant expense of $1,283,333.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative, and research and development expenses in fiscal 2015 as compared to fiscal 2014 is principally the result of increased research and development costs, investor relations expenditures and consultant services provided to us due to an increase in our overall business activities, including our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses in fiscal 2015 as compared to fiscal 2014 is principally the result of our hiring of ten employees since mid 2014. The Company incurred $518,438 of non-cash compensation expenses during 2015, $334,500 of which was the result of the vesting of a total of 3,000,000 shares of Company common stock issued to three of our employees and a director pursuant to the Company's 2013 Equity Incentive Plan. The other $183,938 was non-cash compensation paid to our consultants, employees and directors during 2015.

As a result of our increased operating activities, including as we seek further commercialization of our IPQA®-enabled PrintRite3D® technologies, and our increased marketing and sales efforts associated with such technologies, including with respect to our EAP and OEM Partner Program, and our contract manufacturing activities, our general and administrative expenses in the future are expected to continue to increase. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we engage more employees and other service providers to support our efforts to grow our business.

Our net loss for fiscal 2015 decreased overall and totaled $1,696,282, as compared to $3,116,080 for fiscal 2014. The most significant factor in the decrease in our net loss was the result of a non-recurring 2014 expense of $1,283,333 relating to the extension of the term of a warrant, along with our increased revenue, which partially offset increases in our general and administrative, payroll and research and development expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had $1,539,809 in cash and a working capital surplus of $1,785,728, as compared to $2,962,069 in cash and a working capital surplus of $2,811,606 as of December 31, 2014.

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through December 31, 2015, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services we provided during this period and through private sales of Sigma common stock. During the remainder of 2016, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology for the AM metal market in the remainder of 2016 and 2017. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by selling and licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash flows used in operating activities in 2015 increased to $1,259,685 from $888,560 in 2014 due primarily to reductions in accounts payable and increases in accounts receivable in 2015, and fewer non-cash expenses in 2015 partially offset by a reduction in net losses of $1,419,798.  The Company anticipates fewer losses in 2016, due to increased revenues, offset by the increased cost of growth in salaries and related expenses in connection with our additional employees.  Cash flows used in investing activities decreased substantially in 2015 from $839,610 to $162,575 primarily because we purchased our EOS M290 in 2014.  Purchases in 2016 are not expected to increase dramatically over 2015.  There were no cash flows used or provided by financing activities in 2015, whereas there was a private offering in 2014 that raised net proceeds of $3,697,791.

As of March 16, 2016, we have seven active contracts with respect to which we expect to perform and generate up to approximately $690,000 in revenues in fiscal 2016, subject to the achievement by us of certain performance milestones, as well as our contracts not being terminated by our clients.

We have no credit lines or facilities as of March 16, 2016, nor have we ever had a credit facility since our inception. We are continuing to evaluate potential future sources of capital, and we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of March 16, 2016, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts, and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and proceeds received from sales of our securities. Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Rule 15d-15(e) under the Exchange Act defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f) under the Exchange Act. Our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Our consulting agreement with Monica Yaple, the Company’s Treasurer and Principal Accounting and Financial Officer, was amended on March 15, 2016, to extend the term of the agreement until December 31, 2016. Under the consulting agreement, we agreed to pay Ms. Yaple $75/hour, provided that our financial obligation to Ms. Yaple during the term of the agreement shall not exceed $25,075.

The Company will hold its annual meeting of shareholders an April 28, 2016.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position held by each of our executive officers and directors as of March 16, 2016.

Name	Age	Position
Mark J. Cola	56	President, Chief Executive Officer, Chief Operating Officer and Director
Monica Yaple	36	Treasurer
Ronald Fisher	46	Vice President of Business Development
Amanda Cola	39	Vice President of Finance and Business Operations
Michael Thacker	79	Secretary and Director
Thomas P. O'Mara	79	Director

Each director will serve until the next annual meeting of the stockholders of the Company or until his successor is elected and qualified.

Business Experience of Directors and Management

The following describes the significant business experience of our directors and executive officers:

Mark J. Cola was appointed as Chief Executive Officer of the Company on September 20, 2012 and President, Chief Operating Officer and a director of the Company in September 2010. From June 2006 through April 2010, Mr. Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation. In addition, Mr. Cola has over 32 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory at which he held various technical and managerial positions including team leader and group leader of the welding and joining section as well as an advanced manufacturing technology group, respectively. He has also worked as a Research Engineer at Edison Welding Institute and for Thermadyne’s Stoody Division, a leading manufacturer of wear-resistant materials.

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

Ronald Fisher was appointed as Vice President of Business Development of Sigma on August 10, 2015, and leads the PrintRite3D® Operating Division. Mr. Fisher is a Mechanical Engineer with hands on experience in quality, manufacturing, and product development. He has an MBA and has distinguished himself as a lead sales and marketing officer as well as a Chief Operating Officer. He was a Program Manager at Swagelok from 1988-2004, and Vice President and General Manager, Aftermarket and Geometry Systems, at Micropoise Measurement Systems from 2004 until 2013, and a Partner and COO of Laszeray Technology, LLC from 2013 until 2014. Mr. Fisher holds a Bachelors Degree in Mechanical Engineering Technology from the University of Akron as well as an MBA from Kent State University.

Amanda Cola was appointed as Vice President of Finance and Business Operations of Sigma on September 11, 2015, and served as Business Operations Manager of Sigma from July 21, 2014 until September 11, 2015. From 1994 to 2014, Ms. Cola worked within the NNSA Weapons Complex at Los Alamos National Laboratory at which she held various positions, including Senior Financial Lead and Procurement Specialist of the CFO Division and Business Operations Division, respectively. At Los Alamos National Laboratory, Ms. Cola worked with a wide range of national security missions crucial to DOE Mission Objectives for programs such as Environmental Management, Non-Proliferation and Science, Technology and Engineering. Ms. Cola graduated with honors from the College of Santa Fe with a BA degree in Accounting and an MBA in Finance.

Michael Thacker was appointed as a director of Sigma on May 4, 2012 and as Secretary on September 20, 2012. Mr. Thacker also served as a director and Secretary for Sumner Associates, which was dissolved in 2014. Mr. Thacker has over 42 years of experience in marketing, sales, management, computer and earth science technology. Mr. Thacker’s career includes employment by IBM, the A.C. Nielson Co., and Dun and Bradstreet. Mr. Thacker graduated from Stanford University, the Colorado School of Mines, and served as a reserve officer in the U.S. Army/Artillery.

Our board of directors believes that Mr. Thacker is qualified to serve as a member of the board because of Mr. Thacker’s extensive prior experience as a director of technology companies and his scientific and academic qualifications.

Thomas P. O’Mara was appointed as a director of Sigma on October 31, 2013. Mr. O’Mara has over 47 years of financial and management experience. He has served as President and as a director of many nationally prominent companies, such as Bell & Howell, a provider of document processing, microfilmers, scanners, and financial services, of which he held from 1976 until 1985 a number of positions, including Group President, and he was responsible for the company’s global audio-visual businesses and Optics Division. Mr. O’Mara also held a position at Bridge Products, Inc. where he served as President and COO from 1985 to 1987. Mr. O’Mara also is the founder and owner since 1992 of O’Mara Partners, a general management consulting company specializing in creating operational strategies to deal with change.

Mr. O’Mara’ significant experience in management and finance has led to the conclusion that he should serve as a director of the Company.

Family Relationships

Mark Cola and Amanda Cola are husband and wife.

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

Board Committees

Pursuant to our Bylaws, our board of directors may establish committees of one or more directors from time-to-time, as it deems appropriate. Our common stock is quoted on the OTCQB under the symbol “SGLB.” The OTCQB does not maintain any standards requiring us to establish or maintain an audit, nominating or compensation committee. As of March 16, 2016, our board of directors does not maintain any nominating or compensation committee, or any other committees, except for an audit committee, a finance committee and a strategy committee, as described below. The Company does not have an audit committee financial expert.

Audit Committee

On March 1, 2016, the Company established an Audit Committee of our board of directors. The Audit Committee is responsible for (i) overseeing our accounting and financial reporting processes and the preparation of the Company's financial statements; and (ii) overseeing our auditors. As indicated above, we are not required to have an audit committee. Our Audit Committee consists of Thomas P. O’Mara (Chairman), Michael Thacker and Mark J. Cola.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his or her resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer’s responsibilities following a change in control. The Company has not entered into any change-of-control, severance or similar agreements with any of our directors or executive officers.

Summary Compensation Table.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2014 and 2015 of Mark J. Cola, our principal executive officer, Ronald Fisher, our Vice President of Business Development, and Amanda Cola, our Vice President of Finance and Business Operations (collectively, the “named executive officers”). No other executive officer of the Company earned annual compensation during the fiscal year ended December 31, 2015 that exceeded $100,000.

Name and Principal Position	Fiscal Year Ended 12/31	Salary Paid or Accrued ($)		Bonus Paid or Accrued ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Mark J. Cola - President, Chief Executive Officer, Chief Operating Officer, and Director (Principal Executive Officer)	2015	180,000	(1)	—	—		—		—	180,000
	2014	172,822	(1)	175,000	—		—		—	347,043

Ronald Fisher - Vice President of Business Development(2)	2015	63,750	(1)	—	14,750	(3)	279,343	(4)	—	357,843
	2014	—		—	—		—		—	—

Amanda Cola - Vice President of Finance and Business Operations(5)	2015	89,250	(1)	—	28,950	(6)	—		—	118,200
	2014	33,917	(1)	—	64,500	(6)	—		—	98,417

(1)	Actual amounts paid.
(2)	Ronald Fisher became our Vice President of Business Development on August 10, 2015.
(3)	The amount shown reflects 250,000 shares of common stock, subject to vesting restrictions, which were issued to Mr. Fisher during 2015. All such shares remained unvested at December 31, 2015.
(4)	An option to purchase up to 4,750,000 shares of common stock of the Company, subject to vesting restrictions at an exercise price equal to $0.059 per share was granted to Mr. Fisher in connection with the commencement of his employment with the Company. The option had an aggregate grant date fair value of $279,343, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.
(5)	Amanda Cola was appointed Vice President of Finance and Business Operations of Sigma on September 11, 2015. Prior to that, Mrs. Cola had been our Business Operations Manager from July 21, 2014 until September 11, 2015.
(6)	2,000,000 shares of common stock were issued to Amanda Cola during 2014 in connection with the commencement of her employment with the Company. Of those shares, 500,000 vested during 2014 and were valued at $0.129 per share, or $64,500. Another 500,000 shares vested during 2015 and were valued at $0.0579 per share, or $28,950.

Outstanding Equity Awards

The following table sets forth outstanding equity awards as of December 31, 2015 held by the named executive officers:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market value of unearned shares that have not vested ($)
Mark J. Cola President, Chief Executive Officer, Chief Operating Officer (Principal Executive Officer)	—	—	—	—	—	—	—	—
Ronald Fisher(1) Vice President of Business Development	—	4,750,000	$0.059	August 10, 2025	—	—	250,000	13,375
Amanda Cola(2) Vice President of Finance and Business Operations	—	—	—	—	—	—	1,000,000	53,500

(1) In August 2015, in conjunction with the hiring of Ronald Fisher, the Company's Vice President of Business Development, the Company (i) issued to Mr. Fisher 250,000 shares of common stock, subject to performance-based vesting restrictions, and (ii) granted to Mr. Fisher a stock option (the "Option") to purchase up to 4,750,000 shares of common stock of the Company, at an exercise price equal to $0.059 per share, which was the closing market price of the Company's common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option will vest and become exercisable as to (i) 275,000 shares on the first anniversary of the grant date, (ii) 675,000 shares on the second anniversary of the grant date, (iii) 1,275,000 shares on the third anniversary of the grant date, and (iv) 2,525,000 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The Option has a ten-year term and is on such other terms set forth in the Company's standard form of non-qualified stock option agreement. The market value of shares that have not vested is based on the closing price of the Company's common stock on December 31, 2015.

(2) During July 2014, the Company issued 2,000,000 shares of common stock to Mrs. Cola valued at $0.129 per share or $258,000. Twenty-five percent of the shares vested immediately upon the grant date, 25% of such shares vested upon the first annual anniversary of Mrs. Cola's hire date, and 25% of such shares will vest on each of the second and third annual anniversary of the hire date, provided that Mrs. Cola remains in the Company’s continuous employ through such vesting dates. The market value of shares that have not vested is based on the closing price of the Company's common stock on December 31, 2015.

Employment Agreements

Mark J. Cola

Mr. Cola, our President and Chief Executive Officer, has entered into an “at will” unwritten employment arrangement with the Company. Under Mr. Cola’s employment arrangement, Mr. Cola's salary is $15,000 per month, and he is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Cola is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan.

Ronald Fisher

We have entered into an "at will" employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, a stock option to purchase up to 4,750,000 shares of common stock of the Company, at an exercise price equal to $0.059 per share, which was the closing market price of the Company's common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option will vest and become exercisable as to (i) 275,000 shares on the first anniversary of the grant date, (ii) 675,000 shares on the second anniversary of the grant date, (iii) 1,275,000 shares on the third anniversary of the grant date, and (iv) 2,525,000 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The option has a ten-year term and is on such other terms set forth in the Company's standard form of non-qualified stock option agreement. Mr. Fisher also was issued under his employment agreement 250,000 shares of common stock, subject to performance-based vesting restrictions. Additionally, the Company agreed to grant Mr. Fisher under the 2013 Equity Incentive Plan, effective as of the first meeting of our board of directors following the first anniversary of the effective date of Mr. Fisher's employment agreement, and provided he remains in our employ as of such date, a stock option to purchase up to 1,000,000 shares of common stock of the Company. Such option will have an exercise price equal to the closing price of our common stock on the date of grant, and would vest and become exercisable as to (i) 60,000 shares on the second anniversary of Mr. Fisher's start date (i.e., August 10, 2015), (ii) 140,000 shares on the third anniversary of the start date, (iii) 270,000 shares on the fourth anniversary of the start date, and (iv) 530,000 shares on the fifth anniversary of the start date, provided Mr. Fisher is in the employ of the Company on August 11, 2017, 2018, 2019 and 2020. Under his employment agreement, Mr. Fisher is also entitled to receive performance-based cash bonuses of $25,000 each if the Company receives certain contracts during the first eighteen months of Mr. Fisher's employment. Further, Mr. Fisher is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company's Section 125 cafeteria plan, vision plan and 401K plan.

Amanda Cola

Effective as of July 21, 2014, we entered into an "at will" employment agreement with Amanda Cola, under which Ms. Cola was engaged to serve as our Business Operations Manager, which agreement was amended effective July 21, 2015 to convert Ms. Cola's position to a full-time position. Under the employment agreement, Ms. Cola is entitled to receive an annual base salary of $90,000, and the Company issued her as of the effective date of her employment agreement 2,000,000 shares of common stock under the Company's 2013 Equity Incentive Plan. Of these shares, 500,000 vested on the date of grant, 500,000 shares vested on the first annual anniversary of Mrs. Cola's employment agreement, and the balance of the shares will vest in two equal annual installments of 500,000 shares each on the second and third annual anniversary of the employment agreement, provided, in each case, that Mrs. Cola remains in the Company's continuous employ through such vesting date. On September 11, 2015, Ms. Cola's title was changed to Vice President of Finance and Business Operations of the Company.

Director Compensation

In the discretion of our board of directors, each non-employee director may be paid such fees for his services as a director and be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our board of directors determines from time to time. Directors are entitled to receive compensation for services unrelated to their service as a director to the extent that they provide such unrelated services to the Company. The following table sets forth certain information concerning the compensation paid to directors in 2015 for their services as directors of the Company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
Thomas P. O’Mara(1)	0	0		0
Michael Thacker	0	53,000	(2)	53,000

(1)	In November 2014, the Company issued 1,500,000 shares of the Company’s common stock to Mr. O’Mara, pursuant to the Company’s 2013 Equity Incentive Plan, in consideration of the additional services as a director that Mr. O'Mara provided the Company in connection with the Company’s financial reporting. Such shares were valued at $141,000 or $0.094 per share and became fully vested in 2015.

(2)

In March 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Thacker, pursuant to the Company’s 2013 Equity Incentive Plan, in consideration of the additional services as a director that Mr. Thacker provided the Company in connection with the Company’s operations. Such shares were vested on the date of grant and were valued at $53,000 or $0.053 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2016 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors and (c) by all executive officers and directors of the Company as a group. As of March 15, 2016, there were 622,969,835 shares of our common stock issued and outstanding. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)		Percent of Class
Directors/Named Executive Officers:
Mark J. Cola	33,590,747	(3)	5.39%
Michael Thacker	5,112,500		*
Thomas P. O’Mara	2,000,000		*
Ronald Fisher	250,000	(4)	*
Amanda Cola	33,590,747	(3)	5.39%

All Executive Officers and Directors as a group (6 persons)	41,703,247		6.69%

Owners of More Than 5% of Common Stock:
Mark J. Cola	33,590,747	(3)	5.39%
Rockville Asset Management Ltd.(5)	43,750,000		7.02%

*	Less than 1%
(1)	Unless otherwise indicated, the address of each person listed is c/o Sigma Labs, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507.
(2)	For purposes of this table, shares are considered beneficially owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. Shares are also considered beneficially owned if a person has the right to acquire beneficial ownership of the shares within 60 days of March 16, 2016.
(3)	The shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012, except that, of the shares shown, 1,574,747 shares (1,000,000 of which are currently unvested) are held by Mark Cola's spouse, Amanda Cola.
(4)	All of the shares shown are currently unvested.
(5)	The address of Rockville Asset Management Ltd. is RM 6A, Unit K, Yihong Xuan, Zhujiang Di Jing, Yizhou Road in Guangzhou City, China, 510300.

Equity Compensation Plans

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2015:

	Number of Securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders:
2011 Equity Incentive Plan(1)	0	0	150,000
2013 Equity Incentive Plan(2)	5,687,500	0.0595	11,146,226

(1) On March 9, 2011, the Company’s board of directors approved the Company’s 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2015, the Company issued an aggregate of 30,850,000 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan.

(2) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2015, the Company issued an aggregate of 12,916,274 shares of the Company’s common stock, as well as options to purchase up to 5,687,500 shares of the Company's common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Monica Yaple, the Company’s Treasurer and Principal Accounting and Financial Officer, has a consulting arrangement with the Company to provide general accounting, bookkeeping and financial records management as well as quarterly and annual SEC filings, and preparation of annual tax returns. Under the consulting arrangement, which was amended on March 15, 2016 to extend the term of Ms. Yaple's agreement until December 31, 2016, we agreed to pay Ms. Yaple $75/hour, provided that our financial obligation to Ms. Yaple during the term of the agreement shall not exceed $25,075. Ms. Yaple’s consultant agreement also recognizes her responsibility as the Company’s Treasurer and Principal Accounting Officer and as such affords her the responsibility and authority to ensure the Company complies with, implements and monitors financial controls in accordance with Generally Accepted Accounting Principles. The Company paid Ms. Yaple $19,152 in 2015 and $16,478 in 2014 under her consulting arrangement with the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees accrued by Pritchett, Siler & Hardy, P.C. during the fiscal years ended December 31, 2015 and 2014 for professional services for the audits of our financial statements and the reviews of financial statements included in our SEC filings were $35,950 and $59,251, respectively.

Audit-Related Fees

Audit-related fees for the fiscal year ended December 31, 2014 billed to us by Pritchett, Siler & Hardy, P.C. for professional services rendered in connection with a registration statement were $2,943. Pritchett, Siler & Hardy, P.C. did not provide and did not bill and it was not paid any fees for, audit-related services in the fiscal year ended December 31, 2015. Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

Tax Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and was not paid any fees for tax compliance, tax advice, and tax planning services for the fiscal year ended December 31, 2015 or 2014.

All Other Fees

Pritchett, Siler & Hardy, P.C. did not provide, and did not bill and were not paid any fees for, any other services in the fiscal years ended December 31, 2015 or 2014.

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

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed September 17, 2010, and incorporated herein by reference).
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Articles of Merger.**
3.4	Amended and Restated Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2012, and incorporated herein by reference).
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).
10.2	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*

10.3	License agreement dated April 11, 2013 made by and among Sigma Labs, Inc. and Allotrope Sciences Corp. (filed as Exhibit 10.7 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).
10.4	Exclusive Marketing Agreement, effective as of May 24, 2013, between Manhattan Scientifics, Inc. and Sigma Labs, Inc. (filed as Exhibit 10.4 to the Company’s Form 10-Q, filed on August 14, 2013, for the period ended June 30, 2013, and incorporated herein by reference).
10.5	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013 (filed as Exhibit 10.9 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*
10.6	Form of Nonqualified Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.7	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.8	Form of Restricted Stock Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.9

Consulting Agreement, dated January 1, 2015, between Sigma Labs, Inc. and Monica Yaple (filed as Exhibit 10.10 to the Company’s Form 10-K, filed on March 31, 2015, for the fiscal year ended December 31, 2014, and incorporated herein by reference).*

10.10	At the Market Offering Agreement, dated as of September 23, 2014, between Sigma Labs, Inc. and Ascendiant Capital Markets, LLC (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-3, filed on September 23, 2014, and incorporated herein by reference).
10.11	Employment Agreement, dated as of July 21, 2014, between Sigma Labs, Inc. and Amanda Cola, as amended as of July 21, 2015.* **
10.12	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher.* **
10.13	Amendment to Consulting Agreement, effective January 1, 2016, between Sigma Labs, Inc. and Monica Yaple.* **
14.1	Sigma Labs, Inc. (formerly Framewaves, Inc.) Code of Ethics and Business Conduct (filed as Exhibit 99.3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, and incorporated herein by reference).
23.1	Consent of Pritchett, Siler & Hardy, P.C.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Label **
101.PRE	XBRL Taxonomy Extension Presentation**
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

March 16, 2016	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

March 16, 2016	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Cola	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2016
Mark J. Cola

/s/ Monica Yaple	Treasurer (Principal Financial and Accounting Officer)	March 16, 2016
Monica Yaple

/s/ Thomas P. O’Mara	Director	March 16, 2016
Thomas P. O’Mara

/s/ Michael Thacker	Secretary and Director	March 16, 2016
Michael Thacker

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc.

Santa Fe, New Mexico

We have audited the accompanying balance sheets of Sigma Labs, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Sigma Labs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 16, 2016

Sigma Labs, Inc.
Balance Sheets
December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$1,539,809	$2,962,069
Accounts Receivable, net	280,222	117,726
Inventory	20,129	56,175
Prepaid Assets	55,484	29,986
Total Current Assets	1,895,644	3,165,956

Other Assets
Property and Equipment, net	714,754	803,027
Deferred Stock Offering Costs	-	95,511
Intangible Assets, net	167,644	95,847
Investment in Joint Venture	9,222	-
Total Other Assets	891,620	994,385

TOTAL ASSETS	$2,787,264	$4,160,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$38,393	$309,698
Accrued Expenses	71,523	44,652
Total Current Liabilities	109,916	354,350

TOTAL LIABILITIES	109,916	354,350

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 750,000,000 shares authorized;
623,907,335 issued and 620,657,335
outstanding at December 31, 2015 and
619,741,061 issued and 612,741,061
outstanding at December 31, 2014 and	623,907	619,741
Additional Paid-In Capital	10,019,311	9,798,288
Less Deferred Compensation
3,250,000 and 7,000,000 common shares, respectively	(401,750)	(744,200)
Retained Earnings (Deficit)	(7,564,120)	(5,867,838)
Total Stockholders' Equity	2,677,348	3,805,991

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,787,264	$4,160,341

Sigma Labs, Inc.
Statements of Operations
Years Ended December 31, 2015 and 2014

	Years Ended December 31
	2015	2014

INCOME
Services	$1,234,810	$548,723
Total Revenue	1,234,810	548,723

COST OF SERVICE REVENUE	214,004	158,936

GROSS PROFIT	1,020,806	389,787

EXPENSES
Other General and Administration	1,282,952	1,020,262
Payroll Expense	585,706	404,054
Non-cash Stock Compensation	518,438	582,550
Warrant Expense	-	1,283,333
Research and Development	330,554	219,132
Total Expenses	2,717,650	3,509,331

OTHER INCOME (EXPENSE)
Interest Income	1,340	3,464
Interest Expense	-	-
Loss on Equity-Method Investment in Joint Venture	(778)	-
Total Other Income (Expense)	562	3,464

INCOME (LOSS) BEFORE INCOME TAXES	(1,696,282)	(3,116,080)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(1,696,282)	$(3,116,080)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	622,810,776	610,344,691

Sigma Labs, Inc.

Statement of Stockholders' Equity

Years Ended December 31, 2015 and 2014

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Deferred Compensation	Retained Earnings (Deficit)	Totals

Balance December 31, 2013	559,766,061	$559,766	$3,561,204	$(88,900)	$(2,751,758)	$1,280,312

Shares vested	-	$-	$-	$88,250	$-	$88,250

Shares issued for services at prices ranging from $0.094 to $0.136	9,975,000	9,975	1,227,875	(743,550)	-	494,300

Shares issued for cash at a price of $0.08 per share	50,000,000	50,000	3,725,876	-	-	3,775,876

Costs incurred in association with warrant issuances	-	-	1,283,333	-	-	1,283,333

Net loss for the year ended December 31, 2014	-	$-	$-	$-	$(3,116,080)	(3,116,080)

Balance December 31, 2014	619,741,061	619,741	9,798,288	(744,200)	(5,867,838)	3,805,991

Shares vested	-	$-	$-	$334,500	$-	$334,500

Shares issued for prepaid stock compensation	-	-	-	22,700	-	22,700

Shares issued for services at a price of $0.053	3,603,774	3,604	187,396	-	-	191,000

Shares issued for services at a price of $0.059	250,000	250	14,500	(14,750)	-	0

Shares issued for services at a price of $0.065	62,500	62	4,002	-	-	4,064

Shares issued for services at a price of $0.0615	250,000	250	15,125	-	-	15,375

Net loss for the year ended December 31, 2015	-	$-	$-	$-	$(1,696,282)	(1,696,282)

Balance December 31, 2015	623,907,335	623,907	10,019,311	(401,750)	(7,564,120)	2,677,348

Sigma Labs, Inc.
Statements of Cash Flows
Years Ended December 31, 2015 and 2014

	Years Ended December 31
	2015	2014

OPERATING ACTIVITIES
Net Income (Loss)	$(1,696,282)	$(3,116,080)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	2,308	2,309
Depreciation	166,744	20,340
Stock Compensation	518,438	582,550
Impairment of Deferred Stock Offering Costs	95,511	-
(Decrease) in Allowance for Doubtful Accounts	(4,884)	-
Loss on Investment in Joint Venture	778	-
Warrant Expense	-	1,283,333
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(157,612)	185,719
Decrease (Increase) in Inventory	36,046	(55,008)
Decrease (Increase) in Prepaid Assets	23,702	(4,912)
(Decrease) Increase in Accounts Payable	(271,305)	207,073
Increase In Accrued Expenses	26,871	6,116
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(1,259,685)	(888,560)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(78,471)	(811,948)
Purchase of Intangible Assets	(74,104)	(27,662)
Investment in Joint Venture	(10,000)	-
NET CASH (USED) BY INVESTING ACTIVITIES	(162,575)	(839,610)

FINANCING ACTIVITIES
Proceeds from Sale of Stock Subscriptions	-	4,000,000
Deferred Stock Offering Costs	-	(95,511)
Stock Offering Costs	-	(206,698)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,697,791

NET CASH (DECREASE) INCREASE FOR PERIOD	(1,422,260)	1,969,621

CASH AT BEGINNING OF PERIOD	2,962,069	992,448

CASH AT END OF PERIOD	$1,539,809	$2,962,069

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the year ended December 31, 2015
3,603,774 shares issued to an officer, a director and two consultants at $0.053 per share, which vested during the year.
3,000,000 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $334,500.
Shares of stock were issued as prepaid stock compensation in the amount of $22,700.
250,000 shares were issued to an employee at $0.059 per share. All 250,000 shares were unvested at December 31, 2015.
250,000 shares were issued to an employee at $0.0615 per share.
62,500 shares were issued to an employee at $0.065 per share.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc. The acquisition has been accounted for as a “reverse purchase”, and accordingly the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated. Unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation, which, until the short-form merger referenced below, was our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Prior to December 29, 2015, we conducted substantially all of our operations through B6 Sigma. On December 29, 2015, we completed a short-form merger of B6 Sigma into Sigma. As a result, B6 Sigma became part of Sigma and no longer exists as a subsidiary.

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and 2014 and for the periods then ended have been made.

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

Fair Value of Financial Instruments - The Company applies ASC 820, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents prepaid stock compensation, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on February 5, 2010. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2015 and 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2015, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2015 or 2014. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at December 31, 2015 and 2014 was $0 and $4,884 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the years ended December 31, 2015 or 2014.

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

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $20,129 and nominal work-in-process components which will be sold to customers. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2015 and 2014 were $330,554 and $219,132, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

The Company has authorized 750,000,000 shares of common stock, $0.001 par value.

On May 23, 2013, the Company issued 2,000,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $0.0227 per share. Of these shares, 1,000,000 (valued at $22,700) vested immediately and 960,693 (valued at $21,808) vested during the year ended December 31, 2015. 39,307 shares (valued at $892) are vested but unearned by the consultant and are reflected as prepaid assets as of December 31, 2015.

In January 2014, the Company issued 43,750,000 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 14,259,259 shares of the Company’s common stock, at an exercise price of $0.15 per share. The warrant had a term of nine months from the date of issuance (January 10, 2014) and had a fair value of approximately $1,212,037. In May 2014, the term of the warrant was extended by nine months to expire in July 2015 and had a fair market value in excess of the remaining fair market value of the original warrant of approximately $1,283,333. A warrant was also issued as part of the offering to a consultant to purchase up to 2,187,500 shares of common stock at $0.08 per share, valued at approximately $271,250. That warrant had a term of two years from the date of issuance (January 10, 2014). Offering costs paid from the proceeds of the offering were approximately $199,089.

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

During July 2014, the Company issued an aggregate of 6,000,000 shares of common stock to three employees valued at $0.129 per share or $774,000. Twenty-five percent of each employee’s shares vested immediately upon the grant date, 25% of such shares vested upon the first annual anniversary of each employee’s start date, and 25% of such shares will vest on each of the second and third annual anniversary of each employee's start date, provided that such employee remains in the Company’s continuous employ through such vesting dates.

In November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $0.094 or $141,000. All shares vested during the year ended December 31, 2015.

In March 2015, the Company issued 1,000,000 shares of stock to a director. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 3,303,680 of the shares vested during the year ended December 31, 2015. The remaining 300,094 shares unvested at December 31, 2015 (valued at $15,905) are reflected as prepaid assets.

In August 2015, in conjuction with the hiring of Ron Fisher, the Company's Vice President of Business Development, the Company issued to Mr. Fisher 250,000 shares of common stock, subject to performance-based vesting restrictions.

In November 2015, the Company issued 62,500 shares of common stock to an employee valued at $0.065 per share, or $4,063, and issued 250,000 shares of common stock to an employee valued at $0.0615 per share, or $15,375.

At December 30, 2015, there were 623,907,335 shares of common stock issued and 620,657,335 outstanding. At December 31, 2014, there were 619,741,061 shares issued and 612,741,061 outstanding, reflecting 3,250,000 and 7,000,000 shares respectively issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the 2013 Plan. As of December 31, 2015, an aggregate of 150,000 shares and 17,083,726 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively, including 3,250,000 shares subject to vesting restrictions under the 2013 Plan.

Deferred Compensation

As described under the Common Stock heading above, during July 2014, the Company issued to three employees an aggregate of 6,000,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $0.129 per share. This compensation is being expensed over the vesting period. As of December 31, 2015, the balance of unvested compensation cost expected to be recognized is $387,000 (3,000,000 shares valued at $0.129) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July 2017).

As described under the Common Stock heading above, in November 2014, the Company issued 1,500,000 shares of stock to a director, subject to restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $0.094 or $141,000. All shares vested during the year ended December 31, 2015.

As described under the Common Stock heading above, the Company issued 1,000,000 shares of stock to a director in March 2015. The Company also issued 500,000 shares of stock to an officer, and an aggregate of 2,103,774 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $0.053 or $191,000. 3,303,680 of the shares vested during the year ended December 31, 2015. The remaining 300,094 shares unvested at December 31, 2015 (valued at $15,905) are reflected as prepaid assets.

As described under the Common Stock heading above, in August 2015, the Company issued 250,000 shares of stock to an employee, subject to performance-based vesting restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $0.059 or $14,750. All shares remained unvested as of December 31, 2015.

As of December 31, 2015, the balance of unvested compensation cost expected to be recognized is $401,750 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at December 31, 2015 and 2014.

Stock Options

During 2015, the Company granted a total of 5,187,500 options to three employees with vesting periods ranging from one to four years beginning August 10, 2015. As of December 31, 2015, none of the option grants had vested, and only a nominal amount of compensation cost had been recognized during the year. The weighted average period over which total compensation cost of the options of $306,796 will be recognized is 3.81 years. The weighted average exercise price of the options was $0.0594 and the weighted average fair vaoue of the options on the dates of grant was $0.0591. The estimated fair value of the options was determined using the Black-Scholls pricing model using the following assumptions:

Expected term:	10 years

Volatility:	180-184%

Dividend yield:	0.00%

Risk-free interest rate:	2.24-2.32%

Warrants

At December 31, 2015, the Company had two outstanding warrants to purchase a total of 2,500,000 shares of common stock at an exercise price of $0.08 per share. Unless exercised, warrants to purchase 2,187,500 shares will expire on January 10, 2016 and warrants to purchase 312,500 will expire on June 4, 2016.

During the year ending December 31, 2015, a warrant to purchase 2,037,037 shares of common stock at an exercise price of $0.15 per share as well as a warrant to purchase 14,259,259 shares of common stock at an exercise price of $0.15 per share expired. No warrants expired during the period ending December 31, 2014.

NOTE 3 – Registration Statement on Form S-3

As previously reported, during September 2014, the Company filed a Registration Statement on Form S-3 with the SEC, which was declared effective by the SEC on December 19, 2014. The Company may offer and sell, from time to time, up to $100,000,000 of securities, including shares of the Company's common stock and preferred stock, debt securities and warrants, either individually or in units, the terms of which will be described in prospectus supplements filed with the SEC, as applicable. Concurrently with the filing of the Registration Statement, the Company entered into an At The Market Offering Agreement, or sales agreement, with Ascendiant Capital Markets, LLC (“Ascendiant”), pursuant to which the Company may offer and sell from time to time through Ascendiant, acting as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $25,000,000. We have agreed to pay Ascendiant a commission rate of 3% of the gross sales price per share of any of our shares of common stock sold through Ascendiant, as agent, under the sales agreement. The offer and sale of our shares through Ascendiant will be registered pursuant to the Registration Statement. As of December 31, 2015, no securities have been sold under the Registration Statement. As of December 31, 2015, the Company was not eligible to use the Registration Statement because the aggregate market value of the Company’s outstanding common stock held by non-affiliates of the Company was less than the minimum required by General Institution I.B.1 of Form S-3 (i.e., $75 million)

NOTE 4 – Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. However, the Company has had increasing revenues in recent periods. In addition, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues. The Company believes it has adequate working capital and cash to fund operations through 2016, and has entered into significant revenue contracts that are expected to generate cash flow in the near term.

NOTE 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2012 through 2014.

The Company has available at December 31, 2015, unused operating loss carryforwards of approximately $6,131,324, which may be applied against future taxable income and which expire in various years through 2035. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $2,914,526 and $2,255,520 at December 31, 2015 and 2014, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $659,006 and $1,210,597 for the years ended December 31, 2015 and 2014, respectively.

Deferred tax assets are comprised of the following:

	2015	2014

Deferred tax assets:
NOL carryover	$2,382,020	$1,723,014
Impairments	33,931	33,931
Warrants	498,575	498,575
Valuation allowance	(2,914,526)	(2,255,520)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (34%) to the Company’s effective tax rate for the period ended December 31, 2015 and 2014 is as follows:

	2015	2014

Book Loss	$576,736	$1,059,467
State taxes	82,270	151,130
Deductible differences	-	-
Change in valuation allowance	(659,006)	(1,210,597)

Provision for Income Taxes	$-	$-

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2015 and 2014:

	Year Ended December 31
	2015	2014

Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,696,282)	$(3,116,080)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	622,810,776	610,344,691

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Furniture and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Property and Equipment	$966,936	$924,319
Less: Accumulated Depreciation	(252,182)	(121,292)
Net Property and Equipment	$714,754	$803,027

Depreciation expense on property and equipment was $166,744 and $20,340 for the years ended December 31, 2015 and 2014, respectively.

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

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2015 and 2014, respectively:

	Year Ended December 31,
	2015	2014

Provisional Patent Applications	$137,927	$63,823
Patents	39,252	39,252
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(271,544)	(269,237)

Net Intangible Assets	$167,644	$95,847

Amortization expense on intangible assets was $2,308 and $2,309 for the years ended December 31, 2015 and 2014.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2016	$2,309
2017	2,309
2018	2,309
2019	2,309
2020	2,309
Thereafter	18,172

$29,717

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $49,637 for the year ended December 31, 2015. The future minimum lease payments required under non-cancellable operating leases at December 31, 2015 was approximately $39,100. All the future minimum lease payments are currently due during 2016.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2015 and 2014, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2015	2014

A	42.93%	27.03%
B	10.06%	0%
D	19.57%	29.82%
E	3.04%	20.50%
F	3.85%	17.7%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2015 and 2014, respectively.

Customer	2015	2014

A	37.30%	50.05%
B	14.01%	0%
C	27.49%	0%
D	7.18%	16.10%
E	0%	19.96%
F	0%	13.43%

NOTE 11 - Joint Venture

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work govern the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement and Statement of Work, among other matters reported in our Form 8-K and set forth in the Operating Agreement and Statement of Work, (i) each of Sigma and Arete hold a 50% ownership interest in the Joint Venture, and (ii) the Joint Venture is managed by William F. Herman, President of Arete, subject to certain limitations. Based on the Operating Agreement, the Company holds the non-controlling interest in the Joint Venture. Therefore, the Joint Venture has not been consolidated, but rather is accounted for on the equity method of recording investments. During the year ended December 31, 2015, net operations resulted in a loss on the investment of $778. The Company intends to terminate the Joint Venture in the first half of 2016, but is continuing to pursue business opportunities related to AM utilizing the Company's EOS M290 or like machines.

NOTE 12 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On January 10, 2016, a warrant to purchase 2,187,500 shares of common stock at an exercise price of $0.08 per share expired.

In February 2016, the Company issued 62,500 shares of common stock to a new employee, valued at $0.0482 per share, or $3,012.50, and granted to such employee a stock option to purchase 187,500 shares of Company common stock, at an exercise price equal to $0.0482 per share, which was the closing market price of the Company's common stock on February 16, 2016 (i.e., the date of grant), subject to time-based vesting restrictions. The option has a ten-year term and was granted under the 2013 Plan.

In March 2016, the Company granted to two newly hired employees stock options to purchase an aggregate of 2,000,000 shares of Company common stock, at an exercise price equal to $0.0563 per share, which was the closing market price of the Company's common stock on March 14, 2016 (i.e., the date of grant), subject to time-based vesting restrictions. The options have a ten-year term and were granted under the 2013 Plan.

Note 13 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (Plan), in which all employees over the age of 21 may participate.  The Company has elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The Company may also elect, on an annual basis, to make a discretionary contribution to the plan.  Company matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%.  The cost of matching contributions were $18,315 in 2015 and $0 in 2014.

