Form 10-Q
period 2016-03-31
SIGMA LABS, INC.
filed 2016-05-12
CIK 788611

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2016, the issuer had 6,237,436 shares of common stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

SIGMA LABS, INC.

For the quarter ended March 31, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Unaudited Balance Sheets
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$1,086,363	$1,539,809
Accounts Receivable, net	381,309	280,222
Inventory	94,186	20,129
Prepaid Assets	38,862	55,484
Total Current Assets	1,600,720	1,895,644

Other Assets
Property and Equipment, net	697,316	714,754
Intangible Assets, net	197,630	167,644
Investment in Joint Venture	9,222	9,222
Total Other Assets	904,168	891,620

TOTAL ASSETS	$2,504,888	$2,787,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$144,026	$38,393
Accrued Expenses	82,630	71,523
Total Current Liabilities	226,656	109,916

TOTAL LIABILITIES	226,656	109,916

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 7,500,000 shares authorized;
6,232,778 issued and 6,210,278 outstanding at March 31, 2016 and 6,239,073 issued and 6,206,573 outstanding at December 31, 2015	6,233	6,239
Additional Paid-In Capital	10,579,536	10,636,979
Less Deferred Compensation
22,500 and 32,500 common shares, respectively	(272,750)	(401,750)
Retained Earnings (Deficit)	(8,034,787)	(7,564,120)
Total Stockholders' Equity	2,278,232	2,677,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,504,888	$2,787,264

The accompanying notes are an integral part of these condensed financial statements

 Sigma Labs, Inc.
Unaudited Condensed Statements of Operations
Three Months Ended March 31, 2016 and 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

INCOME
Services	$358,455	$185,686
Total Revenue	358,455	185,686

COST OF SERVICE REVENUE	107,581	24,867

GROSS PROFIT	250,874	160,819

EXPENSES
Other General and Administration	395,488	267,703
Payroll Expense	215,589	72,660
Stock-Based Compensation	71,551	122,750
Research and Development	39,071	70,147
Total Expenses	721,699	533,260

OTHER INCOME (EXPENSE)
Interest Income	158	560
Total Other Income (Expense)	158	560

INCOME (LOSS) BEFORE INCOME TAXES	(470,667)	(371,881)

Current Income Tax Expense	-	-

Deferred Income Tax Expense	-	-

Net Income (Loss)	$(470,667)	$(371,881)

Loss per Common Share - Basic and Diluted	$(0.08)	$(0.06)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,233,729	6,206,220

The accompanying notes are an integral part of these condensed financial statements

Sigma Labs, Inc.
Unaudited Condensed Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

OPERATING ACTIVITIES
Net Income (Loss)	$(470,667)	$(371,881)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	5,002	577
Depreciation	42,868	40,405
Stock Options Awarded	53,540	-
Stock Compensation	18,011	122,750
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(101,087)	(46,845)
Decrease (Increase) in Inventory	(74,057)	(6,269)
Decrease (Increase) in Prepaid Assets	16,622	8,457
(Decrease) Increase in Accounts Payable	105,633	(212,409)
Increase In Accrued Expenses	11,107	1,510
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(393,028)	(463,705)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(25,430)	(7,357)
Purchase of Intangible Assets	(34,988)	(1,347)
NET CASH (USED) BY INVESTING ACTIVITIES	(60,418)	(8,704)

NET CASH (DECREASE) INCREASE FOR PERIOD	(453,446)	(472,409)

CASH AT BEGINNING OF PERIOD	1,539,809	2,962,069

CASH AT END OF PERIOD	$1,086,363	$2,489,660

Supplemental Disclosure for Cash Flow Information Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2016

3,080 shares were issued to a consultant at $4.87 per share.

625 shares were issued to an employee at $4.82 per share.

10,000 unvested shares of common stock were cancelled, and deferred compensation was reduced by $129,000, or $12.9 per share

Stock options were awarded to employees during 2015 and 2016. The expense recognized during the three months ending March 31, 2016 was $53,540.

For the three months ended March 31, 2015

36,038 shares issued to an officer, a director and two consultants at $5.3 per share. Of these, 16,509 vested during the period and 19,528 remain unvested.

3,750 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $35,250.

The accompanying notes are an integral part of these condensed financial statements

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. The Company believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimatley leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and processs control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace and defense manufacturing, oil and gas and energy manufacturing, bio-medical manufacturing, automotive manufacturing, and other markets such as firearms and recreational equipment.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2015 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

The Company has no tax positions at March 31, 2016 and December 31, 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at March 31, 2016 and 2015 or December 31, 2015. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. The allowance for doubtful accounts at March 31, 2016 and December 31, 2015 was $0 and $0 respectively.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the three months March 31, 2016 or the year ended December 31, 2015.

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2015-01 contain technical corrections to existing guidance or affects guidance to specialized industries or situations. The Company has evaluated recently issued technical pronouncements and has determined that these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $94,186 and nominal work-in-process components which will be sold to customers. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the three months ended March 31, 2016 and 2015 were $39,071 and $70,147, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

Effective March 17, 2016, our Amended and Restated Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State.  The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-100 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 622,969,835 pre-Reverse Stock Split shares to 6,229,710 post-Reverse Stock Split shares (after adjustment for any fractional shares).  Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 750,000,000 to 7,500,000 shares of common stock.  All amounts shown for common stock included in these financial statement are presented post-Reverse Stock Split.

As of March 31, 2016, the Company had 7,500,000 shares of authorized common stock, $0.001 par value per share.

On May 23, 2013, the Company issued 20,000 shares of the Company’s common stock to a consultant as noncash compensation for services to be rendered valued at $45,400 or $2.27 per share. Of these shares, 10,000 (valued at $22,700) vested immediately and 9,607 (valued at $21,808) vested during the year ended December 31, 2015. The remaining 393 shares (valued at $892) vested and were earned by the consultant during the three months ending March 31, 2016.

In January 2014, the Company issued 437,500 shares of stock to an investor for a total purchase price of $3,500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 142,593 shares of the Company’s common stock, at an exercise price of $15 per share. The warrant had a term of nine months from the date of issuance (January 10, 2014) and had a fair value of approximately $1,212,037. In May 2014, the term of the warrant was extended by nine months to expire in July 2015 and had a fair market value in excess of the remaining fair market value of the original warrant of approximately $1,283,333. A warrant was also issued as part of the offering to a consultant to purchase up to 21,875 shares of common stock at $8 per share, valued at approximately $271,250. That warrant had a term of two years from the date of issuance (January 10, 2014). Offering costs paid from the proceeds of the offering were approximately $199,089.

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

In June 2014, the Company issued 62,500 shares of stock to an investor for a total purchase price of $500,000. In connection with the purchase and sale of the shares, the Company agreed to issue to the investor a warrant to purchase up to 20,370 shares of the Company’s common stock, at an exercise price of $15 per share. The warrant had a term of one year from the date of issuance (June 4, 2014) and had a fair value of approximately $132,407. A warrant was also issued as part of the offering to a consultant to purchase up to 3,125 shares of common stock at $8 per share, valued at approximately $36,250. That warrant has a term of two years from the date of issuance (June 4, 2014). Offering costs paid from the proceeds of the offering were approximately $25,035.

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

During July 2014, the Company issued an aggregate of 60,000 shares of common stock to three employees valued at $12.90 per share or $774,000. Twenty-five percent of each employee’s shares vested immediately upon the grant date, 25% of such shares vested upon the first annual anniversary of each employee’s start date, and 25% of such shares will vest on each of the second and third annual anniversary of each employee's start date, provided that such employee remains in the Company’s continuous employ through such vesting dates.

In November 2014, the Company issued 15,000 shares of stock to a director, subject to restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $9.40 or $141,000. All shares vested during the year ended December 31, 2015.

In March 2015, the Company issued 10,000 shares of stock to a director. The Company also issued 5,000 shares of stock to an officer, and an aggregate of 21,038 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $5.30 or $191,000. 33,037 of the shares vested during the year ended December 31, 2015. Another 429 shares (valued at $2,275) vested during the three months ending March 31, 2016 and the remaining 2,572 shares unvested at March 31, 2016 (valued at $13,630) are reflected as prepaid assets.

In August 2015, in conjuction with the hiring of Ron Fisher, the Company's Vice President of Business Development, the Company issued to Mr. Fisher 2,500 shares of common stock, subject to performance-based vesting restrictions. The shares, valued at $14,750, remain unvested at March 31, 2016.

In November 2015, the Company issued 625 shares of common stock to an employee valued at $6.50 per share, or $4,063, and issued 2,500 shares of common stock to an employee valued at $6.15 per share, or $15,375.

In February 2016, the Company issued 625 shares of common stock to a new employee, valued at $4.82 per share, or $3,013.

In March 2016, the Company issued 3,080 shares of common stock to a consultant, valued at $4.87 per share, or $15,000.

As of March 31, 2016, there were 6,232,778 shares of common stock issued and outstanding. As of December 31, 2015, there were 6,239,073 shares of common stock issued and outstanding, reflecting 22,500 and 32,500 shares, respectively, issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the 2013 Plan. As of March 31, 2016, an aggregate of 1,500 shares and 167,132 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

Deferred Compensation

As described under the Common Stock heading above, during July 2014, the Company issued to three employees an aggregate of 60,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $12.90 per share. This compensation is being expensed over the vesting period. As of March 31, 2016, the balance of unvested compensation cost expected to be recognized is $258,000 (20,000 shares valued at $12.90) and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July 2017).

As described under the Common Stock heading above, in November 2014, the Company issued 15,000 shares of stock to a director, subject to restrictions, pursuant to the 2013 Plan. The shares were valued at $9.40 or $141,000. All shares vested during the year ended December 31, 2015.

As described under the Common Stock heading above, the Company issued 10,000 shares of stock to a director in March 2015. The Company also issued 5,000 shares of stock to an officer, and an aggregate of 21,038 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $5.30 or $191,000. 33,037 of the shares vested during the year ended December 31, 2015. Another 429 shares (valued at $2,275) vested during the three months ending March 31, 2016 and the remaining 2,572 shares unvested at March 31, 2016 (valued at $13,630) are reflected as prepaid assets.

As described under the Common Stock heading above, in August 2015, the Company issued 2,500 shares of stock to an employee, subject to performance-based vesting restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $5.90 or $14,750. All shares remained unvested as of March 31, 2016.

As of March 31, 2016, the balance of unvested compensation cost expected to be recognized is $272,750 and is recorded as a reduction of stockholders’ equity. The unvested compensation is expected to be recognized over the weighted average period of approximately 2 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. No shares of preferred stock were issued and outstanding at March 31, 2016 or December 31, 2015.

Stock Options

During 2015, the Company granted a total of 56,875 options to three employees with vesting periods ranging from one to four years beginning August 10, 2015. As of March 31, 2016, none of the option grants had vested, and only a nominal amount of compensation cost had been recognized during the year. The weighted average period over which total compensation cost of the options of $306,796 will be recognized is 3.81 years. The weighted average exercise price of the options was $5.94 and the weighted average fair value of the options on the dates of grant was $5.91. The estimated fair value of the options was determined using the Black-Scholls pricing model using the following assumptions:

Expected term:	10 years

Volatility:	180-184%

Dividend yield:	0.00%

Risk-free interest rate:	2.24-2.32%

During 2016, the Company granted a total of 21,875 options to three employees with vesting periods ranging from three to four years beginning February 16, 2016. As of March 31, 2016, compensation cost of $53,540, including options granted during 2015 was recognized during the period, for options vesting. The weighted average period over which total compensation cost of the options of $116,177 ($306,796 in 2015) will be recognized is 3.91 years. The weighted average exercise price of the options was $5.75 and the weighted average fair value of the options on the dates of grant was $5.73. The estimated fair value of the options was determined using the Black-Scholls pricing model using the following assumptions:

Expected term:	10 years

Volatility:	176-184%

Dividend yield:	0.00%

Risk-free interest rate:	2.24-2.32%

Warrants

As of March 31, 2016, the Company had one outstanding warrant remaining to purchase a total of 3,125 shares of common stock at an exercise price of $8 per share. Such warrant will expire on June 4, 2016.

During the three months ending March 31, 2016, a warrant to purchase 21,875 shares of common stock at an exercise price of $8 per share expired.

During the year ending December 31, 2015, a warrant to purchase 20,370 shares of common stock at an exercise price of $15 per share, as well as a warrant to purchase 142,593 shares of common stock at an exercise price of $15 per share, expired.

NOTE 3 - Continuing Operations

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2016 and 2015:

	3 Months Ended
	03-31-16	03-31-15

Loss from continuing Operations available to Common stockholders (numerator)	$(470,667)	$(371,881)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	6,233,729	6,206,220

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5 - Joint Venture

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work govern the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement and Statement of Work, among other matters reported in our Form 8-K and set forth in the Operating Agreement and Statement of Work, (i) each of Sigma and Arete hold a 50% ownership interest in the Joint Venture, and (ii) the Joint Venture is managed by William F. Herman, President of Arete, subject to certain limitations. Based on the Operating Agreement, the Company holds the non-controlling interest in the Joint Venture. Therefore, the Joint Venture has not been consolidated, but rather is accounted for on the equity method of recording investments. During the three months ended March 31, 2016, the joint venture had no activity. The Company is evaluating whether to continue the Joint Venture and is continuing to pursue business opportunities related to AM utilizing the Company's EOS M290 or like machines.

NOTE 6 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On April 17, 2016, the Company issued 3,529 shares of common stock to a consultant for services to be rendered valued at $4.25 per share, or $15,000.

On April 28, 2016, at the Annual Meeting of Stockholders of the Company, the Company's stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company's common stock reserved for issuance under the 2013 Plan by 638,538 shares of our common stock to a total of 750,000 shares (on a post-Reverse Stock Split basis).

On April 28, 2016, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock from 7,500,000 to 15,000,000 shares of common stock

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission ("SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report.

Overview of Business

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

Certain members of our team are uniquely qualified scientists and engineers with broad backgrounds in manufacturing and materials technologies. In the past, these members have worked with some of the largest defense contractors in the world, in such varied projects as next-generation manufacturing systems, advanced reactive munitions, nuclear weapons stewardship programs, and naval nuclear reactor programs.

Our current business plan and principal business activities include the continued development of our In-Process Quality Assurance™ (IPQA®) suite of technologies and the commercialization of both our IPQA® and materials-related suite of technologies, with our main focus currently on the 3D Printing ("3DP") industry and making operational the contract manufacturing business for metal 3DP, which technologies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our strategy is to leverage our manufacturing and materials knowledge, experience and capabilities through the following means: (i) identify, develop and commercialize manufacturing and materials technologies designed to improve manufacturing and quality control practices, and create innovative products in a variety of industries; (ii) provide engineering consulting services in respect of our manufacturing and materials technology expertise to third parties that have needs in developing next-generation technologies for materials and manufacturing projects; and (iii) build and run a contract manufacturing division for metal 3DP beginning with our Electro Optical Systems (EOS) GmbH M290 DMLS® (Direct Metal Laser Sintering) ("EOS M290") state-of-the-art metal printer. We are presently engaged in a variety of activities in which we seek to commercialize technologies and products in the following industry sectors:

·	Aerospace and defense manufacturing;

·	Oil and gas and energy manufacturing;

·	Bio-medical manufacturing;

·	Automotive manufacturing; and

·	Other markets such as firearms and recreational equipment.

We expect to generate revenue primarily by direct sales and software licensing of our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. Additionally, we expect to generate more revenue from our contract manufacturing activities in metal 3DP. We also expect that our continued development of our “In Process Quality Assurance™” or “IPQA®-enabled PrintRite3D® technology will enable us to finalize our commercialization of this technology for the additive manufacturing ("AM") metal market in the remainder of 2016 and 2017. We plan to assist our commercialization partners with marketing-related activities for those advanced material-related technologies, including our dental implant biomedical prosthetics technology, for which we seek possible commercialization in the future. However, we presently make no sales of our dental implant biomedical prosthetics technology.

In late 2015, we launched two programs — an Early Adopter Program ("EAP") and an Original Equipment Manufacturer ("OEM") Partner Program — designed to broaden our market presence and ease the adoption of our PrintRite3D® technology. The EAP was designed to attract early adopter customers who have an existing, installed base of 3D printers and to offer them incentivized pricing in return for feedback on initial and beta releases of our PrintRite3D® software modules. Our OEM Partner Program was specifically designed for AM machine manufacturers seeking to embed our PrintRite3D® quality assurance technology directly in to their machines for customers purchasing a turnkey solution for their new AM machine purchases.

Our board of directors, management and business advisors comprise scientists and business professionals with extensive experience in the energy and advanced manufacturing and materials technology markets, as well as business operations. These individuals collectively possess over 100 years of experience working in the advanced manufacturing, materials technology and commercial industry space. As such, we believe we possess the resident expertise to provide engineering services and support to companies using our IPQA® software solutions for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenue by providing such engineering services and support to businesses licensing our IPQA® software technologies.

Additionally, our President and Chief Executive Officer has worked at or with the Edison Welding Institute, the United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the last 30 years. Due to his work with the DOE, our President and Chief Executive Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

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

Effective March 17, 2016, we effected a reverse stock split of the outstanding shares of our common stock on a 1-for-100 basis, and a corresponding decrease in the number of shares of our common stock that we are authorized to issue.  Accordingly, the number of shares of our common stock outstanding at the effective date of the reverse stock split was reduced from 622,969,835 to 6,229,710 shares, after the adjustment for any fractional shares, and the number of authorized shares of our common stock decreased from 750,000,000 to 7,500,000 shares of common stock.

Recent Developments (in reverse chronological order)

Sigma Labs Signed Agreements with Creatz3D and Spartacus3D

On April 4 and 18, 2016, respectively, we announced that we entered into agreements with Creatz3D Pte Ltd. and Spartacus3D, a unit of France’s Farinia Group, to expand our presence in Europe and Asia, respectively. Under our agreement with Creatz3D, Creatz3D serves as our non-exclusive sales and service agent in Singapore, Indonesia and Vietnam. Creatz3D is an authorized reseller of 3D printing systems and materials, AM solutions for metal components, and rapid prototyping software. As part of our agreement with Spartacus3D, Spartacus3D will serve as a demonstration, test and evaluation site for our PrintRite3D® commercialization and market adoption activities in Europe.

Sigma Labs Announced Participation in Industry Events

On March 22, 2016, we announced that we would participate in The Additive Manufacturing Users Group (AMUG) Conference and Exhibition on April 3-7 in St. Louis, and The Rapid 2016 Conference on May 17-19 in Orlando to showcase our contract 3D metal printing business as well as display our patented PrintRite3D® software applications.

Sigma Labs Entered into Contracts with Aerojet Rocketdyne for Air Force Program and “America Makes” Initiative

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

Sigma Labs and 3DSIM Signed Technology Development Agreement for Metal AM

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

Results of Operations

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenue though contract AM manufacturing using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services, which include limited sales of non-exclusive licenses to use our PrintRite3D® technologies and related hardware, including under our recently established Early Adopter Program and OEM Partner Program. Our ability to generate revenue in the future will depend on our ability to further commercialize and market our PrintRite3D® technologies. During the three months ended March 31, 2016, we recognized revenue of $358,455, as compared to $185,686 in revenue that we generated during the same period in 2015. The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. Our revenue during the three months ended March 31, 2016 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290, as well as further perform on our engineering consulting contracts for the GE Aviation lead National Additive Manufacturing Innovation Institute program, and continue to provide our similar services under our contract with Honeywell Aerospace for the DARPA Period 2 program. Our costs of service revenue for the three months ended March 31, 2016 were $107,581, as compared to $24,867 for the same period in 2015.

Our general and administrative expenses for the three months ended March 31, 2016 were $395,488, as compared to $267,703 for the same period in 2015. Our payroll expenses for the three months ended March 31, 2016 were $215,589, as compared to $72,660 for the same period in 2015. Our expenses relating stock-based compensation for the three months ended March 31, 2016 were $71,551, as compared to $122,750 for the same period in 2015. Our research and development expenses for the three months ended March 31, 2016 were $39,071, as compared to $70,147 for the same period in 2015.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative expenses for the three months ended March 31, 2016 as compared to the same period in 2015 is principally the result of increased investor relations expenditures and consultant services provided to us due to an increase in our overall business activities, including our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses for the three months ended March 31, 2016 as compared to the same period in 2015 is principally the result of our hiring of six employees since June 2015. The net decrease in research and development expenses for the three months ended March 31, 2016 as compared to the same period in 2015 is principally the result of the shift in operations from research and development to more of a production company.

As a result of our increased operating activities, including as we seek further commercialization of our IPQA®-enabled PrintRite3D® technologies, and our increased marketing and sales efforts associated with such technologies, including with respect to our EAP and OEM Partner Program, and our contract manufacturing activities, our general and administrative expenses in the future are expected to continue to increase. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we engage more employees and consultants to support our efforts to grow our business.

Our net loss for the three months ended March 31, 2016 increased slightly over the prior year and totaled $470,667 as compared to $371,881 for the same period in 2015. The increase in our revenue was offset by a larger net increase in expenses.

Liquidity and Capital Resources

As of March 31, 2016, we had $1,086,363 in cash and had a working capital surplus of $1,374,064, as compared with $1,539,809 in cash and a working capital surplus of $1,785,728 as of December 31, 2015.

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through March 31, 2016, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services we provided during this period and through private sales of Sigma common stock. During 2016, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to finalize our commercialize of this technology for the AM metal market in the remainder of 2016 and 2017. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by selling and licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash flows used in operating activities during the three months ended March 31, 2016 decreased to $393,028 from $463,705 during the same period in 2015, primarily due to increases in accounts receivable and inventory, which were offset by increases in accounts payable during the quarter. Also, there was a larger net loss during the three months ended March 31, 2016 with fewer non-cash expenses during the quarter, as compared to the same period in 2015. The Company anticipates less loss during the remainder of 2016 due to an expected increase in revenue, offset by the increased cost of growth in salaries and related expenses in connection with our additional employees. Cash flows used in investing activities increased during the three months ended March 31, 2016 to $60,418, as compared to $8,704 during the same period in 2015, due primarily to the purchase of furniture and equipment as well as the purchase of intangible assets. Purchases during the remainder of 2016 are not expected to increase dramatically over 2015. There were no cash flows used or provided by financing during the three months ended March 31, 2016 or 2015.

As of May 12, 2016, Sigma has four active contracts with respect to which we expect to perform and generate up to approximately $160,000 in revenue during the remainder of 2016 (such amount is approximately $170,000 less than expected due to a reduction in scope of a contract through no fault of Sigma), subject to the achievement by us of certain performance milestones, as well as our contracts not being terminated by our clients.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, GE Aviation and Aerojet Rocketdyne, are fixed price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of May 12, 2016, nor have we ever had a credit facility since our inception. We are continuing to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of May 12, 2016, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts, and from offerings of the Company's common stock, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and proceeds received from sales of our securities. Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 17, 2016, the Company issued 3,080 shares of common stock to a consultant as compensation for services to be rendered valued at $15,000 or $4.87 per share.  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Certificate of Change Pursuant to NRS 78.209.(1)

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Sigma Labs, Inc.**

10.1	Amendment to Consulting Agreement, effective January 1, 2016, between Sigma Labs, Inc. and Monica Yaple.*(2)

10.2	Amendment to Sigma Labs, Inc.'s 2013 Equity Incentive Plan.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

(1) Previously filed as Exhibit 3.1 to the Company’s Form 8-K, filed March 21, 2016 (033-02783-S), and incorporated herein by reference.

(2) Previously filed as Exhibit 10.13 to the Company’s Form 10-K, filed March 16, 2016 (033-02783-S), for the fiscal year ended December 31, 2015, and incorporated herein by reference.

*   Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 12, 2016	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2016	By:	/s/ Monica Yaple
Monica Yaple
Treasurer (Principal Financial and Accounting Officer)

