Form 10-Q
period 2016-06-30
SIGMA LABS, INC.
filed 2016-08-11
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

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

Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	.	Accelerated Filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2016, the issuer had 6,267,577 shares of common stock outstanding.

SIGMA LABS, INC.

For the quarter ended June 30, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Unaudited Condensed Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$552,988	$1,539,809
Accounts Receivable, net	252,658	280,222
Inventory	90,894	20,129
Prepaid Assets	34,510	38,687
Total Current Assets	931,050	1,878,847

Other Assets
Property and Equipment, net	653,130	714,754
Intangible Assets, net	208,715	167,644
Investment in Joint Venture	9,119	9,222
Prepaid Stock Compensation	157,380	418,547
Total Other Assets	1,028,344	1,310,167

TOTAL ASSETS	$1,959,394	$3,189,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$102,367	$38,393
Accrued Expenses	117,529	71,523
Total Current Liabilities	219,896	109,916

TOTAL LIABILITIES	219,896	109,916

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 15,000,000 shares authorized; 6,232,410 issued and 6,219,910 outstanding at June 30, 2016 and 6,239,073 issued and 6,206,573 outstanding at December 31, 2015	6,231	6,239
Additional Paid-In Capital	10,509,900	10,636,979
Retained Earnings (Deficit)	(8,776,633)	(7,564,120)
Total Stockholders' Equity	1,739,498	3,079,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,959,394	$3,189,014

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Unaudited Condensed Statements of Operations

Three Months and Six Months Ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

INCOME
Services	$93,824	$196,263	$452,279	$381,949
Total Revenue	93,824	196,263	452,279	381,949

COST OF SERVICE REVENUE	30,904	88,262	138,485	113,129

GROSS PROFIT	62,920	108,001	313,794	268,820

EXPENSES
Other General and Administration	480,697	326,075	876,185	593,778
Payroll Expense	252,895	74,474	468,484	147,134
Stock-Based Compensation	59,362	134,250	130,913	257,000
Research and Development	11,907	13,881	50,978	84,028
Total Expenses	804,861	548,680	1,526,560	1,081,940

OTHER INCOME (EXPENSE)
Interest Income	95	312	253	872
Total Other Income (Expense)	95	312	253	872

INCOME (LOSS) BEFORE INCOME TAXES	(741,846)	(440,367)	(1,212,513)	(812,248)

Current Income Tax Expense	-	-	-	-

Deferred Income Tax Expense	-	-	-	-

Net Income (Loss)	$(741,846)	$(440,367)	$(1,212,513)	$(812,248)

Loss per Common Share - Basic and Diluted	$(0.12)	$(0.07)	$(0.19)	$(0.13)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	6,235,704	6,233,448	6,235,702	6,219,909

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Unaudited Condensed Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net Income (Loss)	$(1,212,513)	$(812,248)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	5,764	1,154
Depreciation	87,054	81,343
Stock Options Awarded	82,905	-
Stock Compensation	48,008	257,000
Loss on Investment in Joint Venture	103	-
Change in assets and liabilities:
(Increase) Decrease in Accounts Receivable	27,564	(5,351)
(Decrease) in Allowance for Doubtful Accounts	-	(4,884)
Decrease (Increase) in Inventory	(70,765)	(19,928)
Decrease (Increase) in Prepaid Assets	7,344	(5,924)
(Decrease) Increase in Accounts Payable	63,974	(214,023)
Increase In Accrued Expenses	46,006	4,575
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(914,556)	(718,286)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(25,430)	(18,118)
Purchase of Intangible Assets	(46,835)	(1,347)
NET CASH (USED) BY INVESTING ACTIVITIES	(72,265)	(19,465)

NET CASH (DECREASE) INCREASE FOR PERIOD	(986,821)	(737,751)

CASH AT BEGINNING OF PERIOD	1,539,809	2,962,069

CASH AT END OF PERIOD	$552,988	$2,224,318

Supplemental Disclosure for Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six months ended June 30, 2016
3,080 shares were issued to a consultant at $4.87 per share.
3,529 shares were issued to a consultant at $4.25 per share.
2,459 shares were issued to a consultant at $3.05 per share.
2,515 shares were issued to a consultant at $2.982 per share.
625 shares were issued to an employee at $4.82 per share.
20,000 unvested shares of common stock were cancelled, and deferred compensation was reduced by $258,000, or $12.9 per share
Stock options were awarded to employees during 2015 and 2016. The expense recognized during the six months ending June 30, 2016 was $82,905

For the six months ended June 30, 2015
36,038 shares issued to an officer, a director and two consultants at $5.3 per share. Of these, 23,019 vested during the period and 13,019 remain unvested.
11,250 shares vested relating to the Company's Equity Incentive Plan, reducing deferred compensation by $135,000.
Shares of stock were issued as prepaid stock compensation in the amount of $22,700.

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Notes to Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc.  The acquisition has been accounted for as a “reverse purchase” and, accordingly, the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated. Unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation, which, until the short-form merger referenced below, was our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Prior to December 29, 2015, we conducted substantially all of our operations through B6 Sigma.  On December 29, 2015, we completed a short-form merger of B6 Sigma into Sigma. As a result, B6 Sigma became part of Sigma and no longer exists as a subsidiary.

B6 Sigma, Inc., incorporated February 5, 2010, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies.  The Company believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control.  The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace and defense manufacturing, oil and gas and energy manufacturing, bio-medical manufacturing, automotive manufacturing, and other markets such as firearms and recreational equipment.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company suggests these condensed financial statements be read in conjunction with the December 31, 2015 audited financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 622,969,835 pre-Reverse Stock Split shares to 6,229,710 post-Reverse Stock Split shares (after adjustment for any fractional shares).  Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 750,000,000 to 7,500,000 shares of common stock.  All amounts shown for common stock included in these financial statements are presented post-Reverse Stock Split.

On April 28, 2016, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock from 7,500,000 to 15,000,000 shares of common stock. As of June 30, 2016, the Company had 15,000,000 shares of authorized common stock, $0.001 par value per share.

In February 2016, the Company issued 625 shares of common stock to a new employee, valued at $4.82 per share, or $3,012.

In March 2016, the Company issued 3,080 shares of common stock to a consultant, valued at $4.87 per share, or $14,999.

In April 2016, the Company issued 3,529 shares of common stock to a consultant, valued at $4.25 per share, or $15,000.

In May 2016, the Company issued 2,459 shares of common stock to a consultant, valued at $3.05 per share, or $7,499.

In June 2016, the Company issued 2,515 shares of common stock to a consultant, valued at $2.982 per share, or $7,498.

As of June 30, 2016, there were 6,232,410 shares of common stock issued and outstanding.  As of December 31, 2015, there were 6,239,073 shares of common stock issued and outstanding, reflecting 12,500 and 32,500 shares, respectively, issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the 2013 Plan.  On April 28, 2016, at the Annual Meeting of Stockholders of the Company, the Company's stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company's common stock reserved for issuance under the 2013 Plan by 638,538 shares of our common stock to a total of 750,000 shares (on a post-Reverse Stock Split basis).  As of June 30, 2016, an aggregate of 1,500 shares and 553,962 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

Stock Options

During 2016, the Company granted a total of 21,875 options to three employees with vesting periods ranging from three to four years beginning February 16, 2016.  As of June 30, 2016, compensation cost of $82,905, including options granted during 2015 was recognized during the period, for options vesting.  The weighted average period over which total compensation cost of the options of $116,177 ($306,796 in 2015) will be recognized is 3.62 years.  The weighted average exercise price of the options was $5.75 and the weighted average fair value of the options on the dates of grant was $5.73. The estimated fair value of the options was determined using the Black-Scholls pricing model using the following assumptions:

Expected term:

10 years

Volatility:

176-184%

Dividend yield:

0.00%

Risk-free interest rate:

2.24-2.32%

Warrants

As of June 30, 2016, the Company had no outstanding warrants.

During the six months ending June 30, 2016, a warrant to purchase 21,875 shares of common stock at an exercise price of $8 per share and a warrant to purchase 3,125 shares of common stock at an exercise price of $8 per share, expired.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2016 and 2015:

	Three Months Ending		Six Months Ending
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Loss from continuing
Operations available to
Common stockholders (numerator)	$(741,846)	$(440,367)	$(1,212,513)	$(812,248)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	6,235,704	6,233,448	6,235,702	6,219,909

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

NOTE 5 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are the following items to disclose:

On July 18, 2016, the Company issued 4,167 shares of common stock to a consultant for services rendered, valued at $12,500 or $3.00 per share.

On July 22, 2016, the Company granted to six employees stock options to purchase an aggregate of 115,500 shares of Company common stock, at an exercise price equal to $2.96 per share, which was the closing market price of the Company's common stock on July 22, 2016 (i.e., the date of grant), subject to time-based vesting restrictions.  The options have five year terms and were granted under the 2013 Plan.

On July 22, 2016, the Company issued 31,000 shares of common stock, subject to restrictions, to a new employee.  The shares were valued at $2.96 per share, or $91,760.

On July 28, 2016, the Company filed a Registration Statement on Form S-1 with the SEC.  The Company may offer and sell up to $23,250,000 of securities pursuant to the Registration Statement, including (i) units consisting of shares of the Company's common stock and warrants to purchase shares of the Company’s common stock and (ii) shares of the Company’s common stock that are issued upon exercise of the warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission ("SEC"). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and elsewhere in this report.

Overview

Sigma Labs, Inc. (the "Company," "Sigma," "we," "us," or "Sigma") is a software company that has developed quality assurance software known as PrintRite3D®, which Sigma believes solves the major problems that have prevented large-scale metal part production using 3D printers. GE Aviation, for example, has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce the applicable 3D printed parts. However, without companies like GE Aviation effectively being able to check each part for shape, density, strength and consistency, we believe that such companies will not be able to address the major problems currently preventing large-scale metal 3D production. We believe that our software, which is positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the specifications of the computer file as it is being made. We enable 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production, our PrintRite3D® software could fundamentally redefine conventional QA by embedding quality assurance and process control into the manufacturing process in real time. We have filed patent applications directed to our In-Process Quality Assurance™ (“IPQA®”) procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their advanced manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and stronger parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the world by going directly from computer graphics to real parts. 3D printing has been applied to the manufacture of plastic parts for several years. 3D manufacturing of metal parts involves directing a laser at a layer of powdered metal and melting it. These layers become forged together from the bottom up. Revenues attributable to 3D manufacturing for metal products are estimated to be between $4 and $6 billion by 2020. (Wohlers Report 2015, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report).

The application of 3D printing to high-tolerance, precision manufactured metal parts has only recently emerged. 3D printing of metal parts today represents only a minor percentage of all 3D manufacturing. However, we believe the greatest future growth for 3D printing appears to be in metal parts given the interest from Fortune 100 companies, Federal government laboratories and agencies as well as university-based institutions. Emphasis from these high-end manufacturers is strongly focused on quality and precision manufacturing for high-tolerance parts. We believe the on-going success of 3D printing for metal parts will be highly dependent upon the quality assurance procedure used such as our PrintRite3D®.

About Quality Assurance in 3D Printing

Current methods for providing quality are cost prohibitive because approximately 25% of parts produced by 3D printing need to be destroyed in the post-production quality control process. Additional costs are incurred by using scanning technology on these parts. We offer our clients the ability to use sensors to track each layer, and our software continuously analyzes the part so that when it is finished we know if it is production quality. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers, on an exclusive basis, product guarantees and assurances that its product was produced in compliance with stringent quality requirements. Initial orders have been received from GE Aviation, Honeywell Aerospace, Aeroject Rocketdyne, and Woodward.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part starts with our customers loading a CAD/CAM model of the part into the Cloud shown in “A” in Figure 1. Next, instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam focused onto the build platform melts each successive layer of powder in 20-50 micron increments. Our sensors (see “C” in Figure 1) detect, record, analyze and compare the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during the manufacturing. Our software certifies the shape, strength, and internal density of each part, which eliminates the need to: (1) destroy a large percentage of the parts in post-production quality assurance; and (2) retain all of the metal as opposed to cutting pieces and wasting metal.

Our PrintRite3D® web-based software (see “D” in Figure 1) is being designed to reside in the Cloud (see “A” in Figure 1) of the Industrial Internet of Things (“IIoT”). We enable manufacturing engineers to assure the part quality layer-by-layer, provide for manufacturing statistical process control and harvest, aggregate, and analyze Big Data from the manufacturing in-process data collected from our SENSORPAK™ (see “C” in Figure 1), as well as post-process manufacturing data collected by our customers (see “E” in Figure 1).

Our specialized sensor (see “C” in Figure 1), known as SENSORPAK™, is an IIoT-compliant computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® software, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

Corporate
(F)
Plant Site
Engineering / QA
Sigma PR3D Global CLOUD
or Private/Gov CLOUD
(D)
Sigma Apps
PR3DInspect
PR3DContour
PR3DAnalytics
Server
(A)
Build and QA Metrics
Layered security
(E)
Plant Site
Plant Site
Shop
MB
Sigma SMART
SENSORPAKs
(C)
GB
KB
AM Machines
(B)
ooo
Shop
Shop

Figure 1. Sigma’s Industrial IoT / PrintRite 3D® Cloud Architecture

Business Activities and Industry Applications

Our principal business activities include the continued development and commercialization of our PrintRite3D® suite of software, with our main focus currently on the 3DP and the AM industry as well as making operational the contract additive manufacturing business for metal 3DP. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

•

Identify, develop and commercialize our quality assurance software Apps for advanced manufacturing technologies designed to assure part quality in real time as the part is being made and improve process control practices for a variety of industries;

•

Provide manufacturing process engineering consulting services in respect of our PrintRite3D® quality assurance software Apps for advanced manufacturing to customers that have needs in developing next-generation technologies for advanced manufacturing technologies; and

•

Build and run a contract manufacturing division for metal 3DP beginning with our EOS M290 state-of-the-art metal printer.

We are presently engaged in the following industry sectors:

•

Aerospace and defense manufacturing; and

•

Energy and power generation.

We also seek to be engaged in the following industry sectors and have begun to develop relationships with leading manufacturers in each such sector:

•

Bio-medical manufacturing;

•

Automotive manufacturing; and

•

Other markets such as firearms and recreational equipment.

We generate revenues through sensor sales and software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. By running a contract AM services operation, we are able to understand the current needs of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for continuing/self-funding our IPQA®-enabled R&D and product development activities for PrintRite3D®. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us to generate and establish a digital quality record (“DQR”) for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

In late 2015, we launched two programs − an Early Adopter Program (“EAP”) and an Original Equipment Manufacturer (“OEM”) Partner Program − designed to broaden our market presence and speed adoption of our PrintRite3D® technology. The EAP was designed to attract early adopter customers who have an existing, installed base of 3D metal printers and to offer them incentivized pricing in return for feedback on initial and beta releases of our PrintRite3D® software Apps. Our OEM Partner Program was specifically designed for AM machine manufacturers seeking to embed our PrintRite3D® quality assurance software Apps directly into their machines for customers purchasing a turnkey solution for their new AM machine purchases.

We possess the resident expertise to provide manufacturing process engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such manufacturing engineering services and support to businesses licensing our PrintRite3D® software Apps.

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

Recent Developments (in reverse chronological order)

On July 21, 2016, we announced that we hired Murray Williams to serve as our Chief Financial Officer, effective as of July 18, 2016. Williams, who has served on the board of directors of fifteen public and private companies, was one of the founders of Buy.com – where he served as its Chief Financial Officer and Vice President of Business Development. In addition, he founded and is the President and CEO of FA Corp, a consulting firm that specializes in taking companies public and managing their accounting, finance, legal and SEC financial reporting functions.

On July 6, 2016, we announced that Woodward, Inc. joined our EAP. Woodward obtained a non-exclusive license to use the complete suite of PrintRite3D® software modules – INSPECT™, CONTOUR™ and ANALYTICS™ – for one price, with preferred rates for future product license purchases.

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

Results of Operations

We generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also generate revenue though contract AM manufacturing using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services, which include limited sales of non-exclusive licenses to use our PrintRite3D® technologies and related hardware, including under our recently established Early Adopter Program and OEM Partner Program. Our ability to generate revenue in the future will depend on our ability to further commercialize and market our PrintRite3D® technologies.

During the three and six months ended June 30, 2016, we recognized revenue of $93,824 and $452,279, respectively, as compared to $196,263 and $381,949 in revenue that we generated during the same periods in 2015. The increase in revenue was primarily due to our ongoing work under additional contracts as compared to the prior year. Our revenue during the six months ended June 30, 2016 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290 metal printer, as well as further perform on our engineering consulting contracts for the GE Aviation lead National Additive Manufacturing Innovation Institute program, and continue to provide our similar services under our contract with Honeywell Aerospace for the DARPA Period 2 program. Our costs of service revenue for the three and six months ended June 30, 2016 were $30,904 and $138,485, respectively, as compared to $88,262 and $113,129 for the same periods in 2015.

Our general and administrative expenses for the three and six months ended June 30, 2016 were $480,697 and $876,185, respectively, as compared to $326,075 and $593,778 for the same periods in 2015. Our payroll expenses for the three and six months ended June 30, 2016 were $252,895 and $468,484, respectively, as compared to $74,474 and $147,134 for the same periods in 2015. Our expenses relating to stock-based compensation for the three and six months ended June 30, 2016 were $29,997 and $101,548, respectively, as compared to $134,250 and $257,000 for the same periods in 2015. Our research and development expenses for the three and six months ended June 30, 2016 were $11,907 and $50,978, respectively, as compared to $13,881 and $84,028 for the same periods in 2015.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative expenses for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is principally the result of increased investor relations expenditures and consultant services provided to us due to an increase in our overall business activities, including our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is principally the result of our hiring of seven employees since June 2015. The net decrease in research and development expenses for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is principally the result of the shift in operations from research and development to more of a production company.

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

Our net loss for the three and six months ended June 30, 2016 increased over the prior year and totaled $712,481 and $1,183,148, respectively as compared to $440,367 and $812,248 for the same periods in 2015. The increase in our revenue was offset by a larger net increase in expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had $552,988 in cash and had a working capital surplus of $724,784, as compared with $1,539,809 in cash and a working capital surplus of $1,785,728 as of December 31, 2015.

We generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also generate revenue by providing contract AM services using our EOS M290 metal printer. However, for the period from our inception through June 30, 2016, we generated revenue primarily from PrintRite3D®-enabled engineering consulting services we provided during this period, and financed our operations primarily from such revenue and through private sales of Sigma common stock. During the remainder of 2016, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to finalize our commercialization of this technology for the AM metal market in the remainder of 2016 and 2017. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by selling and licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash flows used in operating activities during the six months ended June 30, 2016 increased to $914,556 from $718,286 during the same period in 2015, primarily due to increases in accounts receivable and inventory, which were offset by increases in accounts payable during the quarter. Also, there was a larger net loss during the six months ended June 30, 2016 with fewer non-cash expenses during the quarter, as compared to the same period in 2015. The Company anticipates less loss during the remainder of 2016 due to an expected increase in revenue, offset by the increased cost of growth in salaries and related expenses in connection with our additional employees. Cash flows used in investing activities increased during the six months ended June 30, 2016 to $72,265, as compared to $19,465 during the same period in 2015, due primarily to the purchase of furniture and equipment as well as the purchase of intangible assets. Purchases during the remainder of 2016 are not expected to increase dramatically over 2015. There were no cash flows used or provided by financing during the six months ended June 30, 2016 or 2015.

As of August 10, 2016, Sigma has eight active contracts with respect to which we expect to perform and generate up to approximately $263,000 in revenue during the remainder of 2016, subject to the achievement by us of certain performance milestones, as well as our contracts not being terminated by our clients.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, GE Aviation and Aerojet Rocketdyne, are fixed-price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We have no credit lines or facilities as of August 10, 2016, nor have we ever had a credit facility since our inception. We are continuing to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

Based on the funds we have as of August 10, 2016, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts, and from offerings of the Company's securities, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2016. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290 metal printer, and proceeds received from sales of our securities. Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional financing. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of SEC Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our President and Chief Executive Officer, and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report, as required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 17, 2016, the Company issued 3,529 shares of common stock to a consultant as compensation for services to be rendered valued at $15,000 or $4.25 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 18, 2016, the Company issued 2,459 shares of common stock to a consultant as compensation for services to be rendered valued at $7,499 or $3.05 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On June 18, 2016, the Company issued 2,515 shares of common stock to a consultant as compensation for services to be rendered valued at $7,498 or $2.98 per share. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of Sigma Labs, Inc.(1)

10.1	Amendment to Sigma Labs, Inc.'s 2013 Equity Incentive Plan.(2)*

10.2	Employment Letter Agreement, effective July 18, 2016, between Sigma Labs, Inc. and Murray Williams.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

(1) Previously filed as Exhibit 3.2 to the Company’s Form 10-Q, filed on May 12, 2016 (033-02783-S), for the period ended March 31, 2016, and incorporated herein by reference.

(2) Previously filed as Exhibit 10.2 to the Company’s Form 10-Q (033-02783-S), filed on May 12, 2016, for the period ended March 31, 2016, and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

August 11, 2016	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

August 11, 2016	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)