Form 10-Q
period 2016-09-30
SIGMA LABS, INC.
filed 2016-11-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2016, the issuer had 6,267,577 shares of common stock outstanding.

SIGMA LABS, INC.

For the quarter ended September 30, 2016

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$137,702	$1,539,809
Accounts Receivable, net	119,599	280,222
Inventory	84,659	20,129
Prepaid Assets	34,097	38,687
Total Current Assets	376,057	1,878,847

Other Assets
Property and Equipment, net	609,782	714,754
Intangible Assets, net	222,674	167,644
Investment in Joint Venture	500	9,222
Prepaid Stock Compensation	208,848	418,547
Total Other Assets	1,041,804	1,310,167

TOTAL ASSETS	$1,417,861	$3,189,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$143,217	$38,393
Accrued Expenses	96,322	71,523
Total Current Liabilities	239,539	109,916

TOTAL LIABILITIES	239,539	109,916

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 15,000,000 shares authorized; 6,267,577 and 6,239,073 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,268	6,239
Additional Paid-In Capital	10,668,007	10,636,979
Accumulated Deficit	(9,495,953)	(7,564,120)
Total Stockholders' Equity	1,178,322	3,079,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,417,861	$3,189,014

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

INCOME
Services	$189,951	$266,566	$642,230	$648,515
Total Revenue	189,951	266,566	642,230	648,515

COST OF SERVICE REVENUE	69,259	25,250	207,744	138,379

GROSS PROFIT	120,693	241,316	434,486	510,136

EXPENSES
Other General and Administration	437,873	293,187	1,345,576	886,965
Payroll Expense	259,011	191,399	727,494	338,533
Stock-Based Compensation	105,630	221,500	236,554	478,500
Research and Development	37,532	122,517	88,504	206,545
Total Expenses	840,046	828,603	2,398,128	1,910,543

OTHER INCOME (EXPENSE)
Interest Income	35	265	288	1,137
Other Income	-	-	31,626	-
Loss on Investment in Joint Venture	(3)	(108)	(105)	(108)
Total Other Income (Expense)	32	157	31,809	1,029

LOSS BEFORE INCOME TAXES	(719,320)	(587,130)	(1,931,833)	(1,399,378)

Provision for income Taxes	-	-	-	-

Net Loss	$(719,320)	$(587,130)	$(1,931,833)	$(1,399,378)

Loss per Common Share - Basic and Diluted	$(0.11)	$(0.09)	$(0.31)	$(0.22)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	6,259,349	6,234,834	6,243,642	6,224,939

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc. and Subsidiaries
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

OPERATING ACTIVITIES
Net Loss	$(1,931,833)	$(1,399,378)
Adjustments to reconcile Net Income (Loss) to Net Cash provided (used) by operations:
Noncash Expenses:
Amortization	6,526	1,731
Depreciation	131,879	123,205
Stock Compensation	240,756	478,500
Change in assets and liabilities:
Accounts Receivable	160,623	(55,107)
Allowance for Doubtful Accounts	-	(4,884)
Inventory	(64,530)	(55,678)
Prepaid Assets	4,590	20,709
Accounts Payable	104,824	(227,508)
Customer Deposits	-	62,393
Accrued Expenses	24,799	17,024
NET CASH USED BY OPERATING ACTIVITIES	(1,322,366)	(1,038,993)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(26,907)	(64,334)
Purchase of Intangible Assets	(61,556)	(11,995)
Investment in Joint Venture	8,617	(10,000)
Loss on Investment in Joint Venture	105	108
NET CASH USED BY INVESTING ACTIVITIES	(79,741)	(86,221)

NET CASH DECREASE FOR PERIOD	(1,402,107)	(1,125,214)

CASH AT BEGINNING OF PERIOD	1,539,809	2,962,069

CASH AT END OF PERIOD	$137,702	$1,836,855

Supplemental Disclosure for Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of Common Stock for services	$152,265	$225,189

The accompanying notes are an integral part of these condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  The Company suggests these condensed financial statements be read in conjunction with the December 31, 2015 audited financial statements and notes thereto included in the Company’s Form 10-K.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

On April 28, 2016, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock from 7,500,000 to 15,000,000 shares of common stock.  As of September 30, 2016, the Company had 15,000,000 shares of authorized common stock, $0.001 par value per share.

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

In July 2016, the Company issued 4,167 shares of common stock to a consultant, valued at $3.00 per share, or $12,501.

In July 2016, the Company issued 31,000 shares of common stock to an employee, valued at $2.97 per share, or $91,760.

As of September 30, 2016, there were 6,267,577 shares of common stock issued and outstanding, including 62,250 issued but unvested shares pursuant to the Company's 2011 Equity Incentive Plan (the “2011 Plan”) and the Company's 2013 Equity Incentive Plan (the “2013 Plan”).  As of December 31, 2015, there were 6,239,073 shares of common stock issued and outstanding, including 12,500 and 32,500 issued but unvested shares pursuant to the 2011 Plan and the 2013 Plan.  On April 28, 2016, at the Annual Meeting of Stockholders of the Company, the Company's stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company's common stock reserved for issuance under the 2013 Plan by 638,538 shares of our common stock to a total of 750,000 shares (on a post-Reverse Stock Split basis).  As of September 30, 2016, an aggregate of 1,500 shares and 601,712 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

Stock Options

During 2016, the Company granted a total of 137,375 options to nine employees with vesting periods ranging from three to four years beginning November 17, 2016.  As of September 30, 2016, stock option compensation expense of $136,787 was recognized during the nine months ended September 30, 2016 for these options and other options granted in 2015.  The weighted average period over which total the compensation cost of the options of $660,500 ($327,504 in 2015) will be recognized is 3.02 years.  The weighted average exercise price of all options is $4.21 and the weighted average fair value of the options on the grant dates was $3.23.  The estimated fair value of the options was determined using the Black-Scholes pricing model using the following assumptions:

Expected term:

5 - 10 years

Volatility:

67.3 - 81.7%

Dividend yield:

0.00%

Risk-free interest rate:

1.13 - 2.32%

Warrants

As of September 30, 2016, the Company had no outstanding warrants.

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

NOTE 4 – Loss Per Share

The following data show the amounts used in computing loss per share and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2016 and 2015:

	Three Months Ending		Nine Months Ending
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015

Loss from continuing
Operations available to
Common stockholders (numerator)	$(719,320)	$(587,130)	$(1,931,833)	$(1,399,378)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	6,259,349	6,234,834	6,243,642	6,224,939

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 5 – Subsequent Events

Effective October 17, 2016, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the private placement by the Company of Secured Convertibles Notes in the aggregate principal amount of $1,000,000 (the "Notes") and warrants (the "Warrants") to purchase up to 160,000 shares (the "Warrant Shares") of the Company's common stock ("Common Stock") (subject to adjustment in certain circumstances), for aggregate gross proceeds, before expenses, to the Company of $900,000 (the “Financing Transaction”). The closing of the Financing Transaction (the “Closing”) occurred on October 19, 2016.

In connection with the Financing Transaction, the Company entered into a Registration Rights Agreement, dated October 17, 2016, with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement related to the Financing Transaction with the Securities and Exchange Commission (“SEC”) covering the resale of (i) the shares of Common Stock that will be issued to the Investors upon conversion of the Notes (the "Conversion Shares"), and (ii) the Warrant Shares that will be issued to the Investors upon exercise of the Warrants. The Notes are secured by the assets of the Company pursuant to a Security Agreement, dated October 17, 2016, between the Company and the "collateral agent" (as defined in the Notes) for the benefit of itself and each of the Investors.

Each Warrant has an initial exercise price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Warrants (subject to adjustment as provided therein), which Warrants may be exercised on a cashless basis as provided in the Warrants.

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

Overview

Sigma Labs, Inc. (the "Company," "we," "us," or "Sigma") is a software company that has developed quality assurance software known as PrintRite3D®, which Sigma believes solves the major problems that have prevented large-scale metal part production using 3D printers. GE Aviation, for example, has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce the applicable 3D printed parts. However, without companies like GE Aviation effectively being able to check each part for shape, density, strength and consistency in-process during the manufacturing process, we believe that such companies will not be able to address the major problems currently preventing large-scale metal 3D production. We believe that our software, which is positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the specifications of the computer file as it is being made. We enable 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production, our PrintRite3D® software could fundamentally redefine conventional QA by embedding quality assurance and process control into the manufacturing process in real time. We have filed patent applications directed to our In-Process Quality Assurance™ (“IPQA®”) procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their advanced manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and stronger parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the world by going directly from computer graphics to real parts. 3D printing has been applied to the manufacture of plastic parts for several years. 3D manufacturing of metal parts involves directing a laser or other energy source at a layer of powdered metal and melting it. These layers become melted together from the bottom up. Revenues attributable to 3D manufacturing for metal products are estimated to be between $4 and $6 billion by 2020. (Wohlers Report 2015, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report).

The application of 3D printing to high-tolerance, precision manufactured metal parts has only recently emerged. 3D printing of metal parts today represents only a minor percentage of all 3D manufacturing. However, we believe the greatest future growth for 3D printing appears to be in metal parts given the interest and investment being made by Fortune 100 companies, Federal government laboratories and agencies as well as university-based institutions. Emphasis from these high-end manufacturers and technology leaders is strongly focused on quality and precision manufacturing for high-tolerance parts. We believe the on-going success of 3D printing for metal parts will be highly dependent upon the quality assurance procedure used such as our PrintRite3D® methodology.

About Quality Assurance in 3D Printing

Current methods for providing quality are cost prohibitive because up to 25% of parts produced by 3D printing need to be destroyed in the post-production quality control process. Additional costs are incurred by using non-traditional x-ray scanning technology on these parts. We offer our clients the ability to use in-process sensors to track each layer, and our software continuously analyzes the part so that when it is finished we know if it is production quality. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers, on an exclusive basis, product guarantees and assurances that its product was produced in compliance with stringent quality requirements. Initial orders have been received from GE Aviation, Honeywell Aerospace, Aeroject Rocketdyne, Woodward and Siemens.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a CAD/CAM model of the part into the Cloud shown in “A” in Figure 1. Next, instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam or other energy source focused onto the build platform melts each successive layer of powder in 20-50 micron increments. Our sensors (see “C” in Figure 1) detect, record, analyze and compare the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during the manufacturing. Our software certifies the shape, strength, and internal density of each part, which eliminates the need to: (1) destroy a large percentage of the parts during process validation and in post-production quality assurance; and (2) retain all of the metal as opposed to cutting pieces and wasting metal.

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

Our specialized sensor suite (see “C” in Figure 1), known as SENSORPAK™, is an IIoT-compliant computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® software, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

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

We generate revenues through PrintRite3D® hardware and sensor sales and software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. By running a contract AM services operation, we are able to understand the current needs of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for continuing/self-funding our IPQA®-enabled R&D and product development activities for PrintRite3D®. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us to generate and establish a digital quality record (“DQR”) for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

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

We possess the resident expertise to provide manufacturing materials & process (M&P) engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such manufacturing M&P engineering services and support to businesses licensing our PrintRite3D® software Apps.

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

Recent Developments (in reverse chronological order)

On November 14, 2016, we announced that we entered into an agreement with Siemens Industrial Turbomachinery AB (“SIT”) of Finspång, Sweden, a unit of Siemens AG (SIEGn.DE), for PrintRite3D® INSPECT® to be installed on a metal printer for evaluation and testing purposes.  Specifically, we will installed our PrintRite3D® technology at SIT in Finspong, Sweden.  SIT provides the world with gas turbines and gas turbine based solutions for the sustainable and cost efficient production of electricity, steam and heat. In February 2016, SIT opened a dedicated workshop for additive manufacturing, development and repairs. The facility specializes in making turbomachinery components for high temperature applications, where accuracy and quality are critical to ensure operational performance. Siemens is a pioneer in the use of Selective Laser Melting (SLM) technology for the manufacture of high-performance metal parts.

On October 20, 2016, we announced that we closed on October 19, 2016 a private placement by the Company of Secured Convertible Notes in the aggregate principal amount of $1,000,000 (the "Notes") and three-year warrants to purchase up to 160,000 shares of the Company's common stock (the "Warrants"), under a Securities Purchase Agreement with certain accredited investors. Aggregate gross proceeds, before expenses, to the Company were $900,000.

On September 29, 2016, we announced receipt of a contract from Honeywell Aerospace under the previously-announced “America Makes” additive manufacturing (“AM”) research project with GE Aviation. The program, funded by the National Additive Manufacturing Innovation Institute (NAMII), uses our proprietary In-Process Quality Assurance™ (IPQA®) software for advanced AM monitoring and inspection. Under this contract, Sigma and Honeywell will further demonstrate the benefits of IPQA® using our PrintRite3D® software.

On August 24, 2016, we announced the launch of PrintRite3D® INSPECT™ software v1.3.2, the next-generation of our In-Process Quality Assurance™ (IPQA®) software for additive manufacturing. The latest version of INSPECT™ provides an enhanced user experience that incorporates feedback from our Early Adopter Program customers – resulting in the addition of alloy-specific temperature correction algorithms, improved reporting, and enhanced graphics both layer-by-layer and part-by-part.

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

Results of Operations

We generate revenue primarily through the sale of our PrintRite3D® hardware and sensors, through software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenue from our contract manufacturing activities in metal AM using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services. Our ability to generate revenue in the future will depend on our ability to further commercialize and market our PrintRite3D® technologies and scale up our contract AM services business.

During the three and nine months ended September 30, 2016, we recognized revenue of $189,951 and $642,230, respectively, as compared to $266,566 and $648,515 in revenue that we generated during the same periods in 2015. The decrease in revenue was primarily due to a reduction in work under contracts as compared to the prior year.  Our revenue during the nine months ended September 30, 2016 was primarily generated from engineering consulting services we provided to third parties during this period. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our contract AM services business, as well as further perform on our engineering consulting contracts for the GE Aviation lead National Additive Manufacturing Innovation Institute program, and continue to provide our similar services under our contract with Honeywell Aerospace for the DARPA Period 3 program. Our cost of service revenue for the three and nine months ended September 30, 2016 was $69,259 and $207,744, respectively, as compared to $25,250 and $138,379 for the same periods in 2015.

Our general and administrative expenses for the three and nine months ended September 30, 2016 were $437,873 and $1,345,576, respectively, as compared to $293,187 and $886,965 for the same periods in 2015. Our payroll expenses for the three and nine months ended September 30, 2016 were $259,011 and $727,494, respectively, as compared to $191,399 and $338,533 for the same periods in 2015. Our expenses relating to stock-based compensation for the three and nine months ended September 30, 2016 were $105,630 and $236,554, respectively, as compared to $221,500 and $478,500 for the same periods in 2015. Our research and development expenses for the three and nine months ended September 30, 2016 were $37,532 and $88,504, respectively, as compared to $122,517 and $206,545 for the same periods in 2015.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is principally the result of increased investor relations expenditures and consultant services provided to us due to an increase in our overall business activities, including our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is principally the result of our hiring of nine employees since September 2015. The net decrease in research and development expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is principally the result of the shift in operations from research and development to more of a production company. The net decrease in stock-based compensation costs is due to issuing less stock in 2016 for compensation than we issued in 2015 for compensation.

As a result of our increased operating activities, including further commercialization of our IPQA®-enabled PrintRite3D® technologies, and our increased marketing and sales efforts associated with such technologies, including with respect to our EAP and OEM Partner Program, and our contract manufacturing activities, our general and administrative expenses in the future are expected to continue to increase. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we engage more employees and consultants to support our efforts to grow our business.

Our net loss for the three and nine months ended September 30, 2016 increased over the prior year and totaled $719,320 and $1,931,833, respectively, as compared to $587,130 and $1,399,378 for the same periods in 2015. Our revenue decreased and we experienced a larger net increase in expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had $137,702 in cash and had a working capital surplus of $136,518, as compared with $1,539,809 in cash and a working capital surplus of $1,768,931 as of December 31, 2015.  On October 19, 2016, we closed a private placement of the Notes and the Warrants for aggregate gross proceeds, before expenses, to the Company of $900,000. The Notes bear interest at the rate of 10% per annum and mature twelve months following the date of issuance, or such earlier date as the Notes are required, or permitted, to be repaid as provided under the Notes. The Company must make quarterly interest payments in cash or in shares of the Company's common stock, as applicable.

We generate revenue primarily through the sale of our PrintRite3D® hardware and sensors, through software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenue from our contract manufacturing activities in metal AM using our in-house metal 3D printing capability.  However, for the period from our inception through September 30, 2016, we generated revenue primarily from PrintRite3D®-enabled engineering consulting services we provided during this period, and financed our operations primarily from such revenue and through private sales of Sigma common stock. During the remainder of 2016, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

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

Cash used in operating activities during the nine months ended September 30, 2016 increased to $1,322,366 from $1,038,993 during the same period in 2015, primarily due to increases in accounts receivable and inventory, which were offset by increases in accounts payable during the quarter. Also, there was a larger net loss during the nine months ended September 30, 2016 with fewer non-cash expenses during the quarter, as compared to the same period in 2015. The Company anticipates less loss during the remainder of 2016 due to an expected increase in revenue, offset by an increase in salaries and related expenses in connection with our additional employees. Cash used in investing activities decreased during the nine months ended September 30, 2016 to $79,741, as compared to $86,221 during the same period in 2015, due primarily to the decrease in overall purchases of furniture and equipment as well as the purchases of intangible assets. Purchases during the remainder of 2016 are not expected to increase dramatically over 2015. There were no cash flows used or provided by financing during the nine months ended September 30, 2016 or 2015.

As of November 14, 2016, Sigma has nine active contracts with respect to which we expect to perform and generate up to approximately $204,000 in revenue during the remainder of 2016, subject to the achievement by us of certain performance milestones, as well as our contracts not being terminated by our clients.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, GE Aviation, Montana Tech, Bendix King and Aerojet Rocketdyne, are fixed-price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

On July 28, 2016, we filed a Form S-1 Registration Statement for the offer and sale of up to $10,000,000 of units, each consisting of one share of our common stock and one warrant to purchase one share of our common stock exercisable at a per share price equal to 120% of the common stock public offering price. There is no assurance that we will be successful in obtaining financing from this offering.   We have no credit lines or facilities as of November 14, 2016, nor have we ever had a credit facility since our inception. We are continuing to evaluate potential future sources of capital, as we do not currently have commitments from any third parties to provide us with additional capital.

We do not have any material commitments for capital expenditures during the next twelve months. Based on the funds we have as of November 11, 2016, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts, and from offerings of the Company's securities, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2017. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290 metal printer, and proceeds received from sales of our securities. Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional financing. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2016, the Company issued 4,167 shares of common stock to a consultant for services to be rendered valued at $12,501 ($3.00 per share).  The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

4.1	Form of Warrant issued to investors.(1)

10.1	Employment Letter Agreement, effective July 18, 2016, between Sigma Labs, Inc. and Murray Williams.(2)*

10.2	Securities Purchase Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein.(1)

10.3
Form of Secured Convertible Note issued as of October 17, 2016.(1)

10.4	Registration Rights Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein.(1)

10.5	Security Agreement, dated as of October 17, 2016, by and between Sigma Labs, Inc. and L 1 Capital Global Opportunities Master Fund Ltd, in its capacity as Collateral Agent.(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

(1) Previously filed as an exhibit to the Company’s Form 8-K, filed on October 20, 2016 (033-02783-S), and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company’s Form 10-Q, filed on August 11, 2016 (033-02783-S), for the period ended June 30, 2016, and incorporated herein by reference.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

November 14, 2016	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2016	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)