Form 10-K
period 2016-12-31
SIGMA LABS, INC.
filed 2017-03-31
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

or

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 033-02783-S

SIGMA LABS, INC.

(Exact name of registrant as specified in its charter)

Nevada		27-1865814
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification Number)
3900 Paseo del Sol
Santa Fe, New Mexico 87507
(Address of principal executive offices)

(505) 438-2576
(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $16,641,690.

The outstanding number of shares of common stock as of March 31, 2017 was 4,570,199, after giving effect to the 1-for-2 reverse stock split of the outstanding shares of the registrant’s common stock effected on February 15, 2017.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2017 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. BUSINESS.

Summary

Sigma is a software company that has developed quality assurance software known as PrintRite3D®, which Sigma believes solves the major problems that have prevented large-scale metal part production using 3D printers...real-time computer-aided inspection (CAI). GE Aviation, for example, has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce the applicable 3D printed parts. However, without companies like GE Aviation effectively being able to check each part for shape, density, strength and consistency real-time during the manufacturing process, we believe that such companies will not be able to address the major problems currently preventing large-scale metal 3D production. We believe that our software, which is positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the specifications of the computer file as it is being made. We enable 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production, our PrintRite3D® software could fundamentally redefine conventional QA by embedding quality assurance and process control into the manufacturing process in real time. We have filed patent applications directed to our In-Process Quality Assurance™ (“IPQA®”) procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their advanced manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and stronger parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the world by going directly from computer graphics to real parts. 3D printing has been applied to the manufacture of plastic parts for several years. 3D manufacturing of metal parts involves directing a laser or other energy source at a layer of powdered metal and melting it. These layers become melted together from the bottom up. Revenues attributable to 3D manufacturing for metal products were $88.1 million in 2015 (Wohlers Report 2016, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report).

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

About Quality Assurance in 3D Printing

Current methods for providing quality are cost prohibitive because approximately 25% of parts produced by 3D printing need to be destroyed in the post-production quality control process. Additional costs are incurred by using non-traditional x-ray scanning technology on these parts. We offer our clients the ability to use real-time sensors to track each layer, and our software continuously analyzes the part so that when it is finished we know if it is production quality. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers, on an exclusive basis, product guarantees and assurances that its product was produced in compliance with stringent quality requirements. Initial orders have been received from GE Aviation, Honeywell Aerospace, Aeroject Rocketdyne, Woodward, Siemens and Pratt & Whitney.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers, Trumpf Lasers, Renishaw, Sentrol, Farsoon and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a CAD model of the part into the Cloud shown in “A” in Figure 1. Next, CAE/CAM instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam or other energy focused onto the build platform melts each successive layer of powder in 20-50 micron increments. Our CAI sensors (see “C” in Figure 1) detect, record, analyze and compare the part as it is being made layer-by-layer against the CAD specifications and physical reference points for quality assurance during the manufacturing. Our software certifies the shape, strength, and internal density of each part, which eliminates the need to: (1) destroy a large percentage of the parts during process validation and in post-production quality assurance; and (2) retain all of the metal as opposed to cutting pieces and wasting metal.

Our PrintRite3D® CAI web-based software (see “D” in Figure 1) is being designed to reside in the Cloud (see “A” in Figure 1) of the Industrial Internet of Things (“IIoT”). We enable manufacturing engineers to assure the part quality layer-by-layer, provide for manufacturing statistical process control and harvest, aggregate, and analyze Big Data from the manufacturing real-time data collected from our PrintRite3D® SENSORPAK™ (see “C” in Figure 1), as well as post-process manufacturing data collected by our customers (see “E” in Figure 1).

Our specialized sensor suite (see “C” in Figure 1), known as PrintRite3D® SENSORPAK™, is an IIoT-compliant edge computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® CAI software, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

Corporate
(F)
Plant Site
Engineering / QA
Sigma PR3D Global CLOUD
or Private/Gov CLOUD
(D)
Sigma Apps
PR3DInspect
PR3DContour
PR3DAnalytics
Server
(A)
Build and QA Metrics
Layered security
(E)
Plant Site
Plant Site
Shop
MB
Sigma SMART
SENSORPAKs
(C)
GB
KB
AM Machines
(B)
ooo
Shop
Shop

Figure 1. Sigma’s Industrial IoT / PrintRite3D® Cloud Architecture

Business Activities and Industry Applications

Our principal business activities include the continued development and commercialization of our PrintRite3D® suite of software apps, with our main focus currently on the 3DP and the AM industry as well as making operational the contract additive manufacturing business for metal 3DP. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

•

Identify, develop and commercialize our quality assurance software Apps for advanced manufacturing technologies designed to assure part quality in real time as the part is being made and improve process control practices for a variety of industries;

•

Provide manufacturing process engineering consulting services in respect of our PrintRite3D® CAI quality assurance software Apps for advanced manufacturing to customers that have needs in developing next-generation technologies for advanced manufacturing technologies; and

•

Build and run a contract manufacturing division for metal 3DP beginning with our EOS M290 state-of-the-art metal printer.

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

We generate revenues through PrintRite3D® hardware and sensor sales and CAI software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. By running a contract AM services operation, we are able to understand the current needs of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for continuing/self-funding our IPQA®-enabled R&D and product development activities for PrintRite3D® CAI software. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us for CAE, CAM and CAI services to generate and establish a digital quality record (“DQR”) for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

In late 2015, we launched two programs − an Early Adopter Program (“EAP”) and an Original Equipment Manufacturer (“OEM”) Partner Program − designed to broaden our market presence and speed adoption of our PrintRite3D® technology. The EAP was designed to attract end user customers who have an existing, installed base of 3D metal printers and to offer them incentivized pricing in return for feedback on initial and beta releases of our PrintRite3D® software Apps. Our OEM Partner Program was specifically designed for AM machine manufacturers seeking to embed our PrintRite3D® quality assurance software Apps directly into their machines for customers purchasing a turnkey solution for their new AM machine purchases.

We possess the resident expertise to provide manufacturing materials and process (M&P) engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such manufacturing engineering services and support to businesses licensing our PrintRite3D® software Apps.

Additionally, our President and Chief Executive Officer has worked at or with the Edison Welding Institute, the United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the last 32 years. Due to his work with the DOE, our President and Chief Executive Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

Early-Stage Technology Commercialization and Market Positioning

Since our inception in 2010, we have made progress in bringing early-stage disruptive technology from scientific concept and curiosity to practical reality, as described below.

PrintRite3D® Quality Assurance Software for Computer-Aided Inspection of Metal Additive Manufacturing.

We believe that AM will significantly impact the manufacturing landscape. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. As a result of AM, parts can go straight from computer-aided designs (CAD) and 3D computer models to actual, physical parts through the use of computer-aided engineering (CAE) and computer-aided manufacturing (CAM) steps. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts and this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is limited in current applications, we are developing our IPQA®-enabled technology into a hardware and software suite of products for CAI of AM known as PrintRite3D®, which we expect will address some these shortcomings and enable mass production for metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity. PrintRite3D® comprises a suite of CAI software apps that address the three fundamental problems facing metal AM today, namely: assuring the metal integrity or quality of the product; assuring the as-built geometry of the product; and, increasing the productivity or speed of the AM process.

Contract Manufacturing for Metal Additive Manufacturing.

According to the Wohlers 2016 Annual Report, industry growth in the service provider segment in 2015 was an estimated $2.8 billion, an increase of 33% from $2.105 billion in 2014. This market segment grew by 38.9% in 2014, 26.3% in 2013, and 36.4% in 2012. End users are still in the early stages of adding metal AM systems to supply production parts to aerospace and defense OEMs, such as GE Aviation (“GEA”), Honeywell Aerospace, Pratt & Whitney, and Siemens Turbomachinery. We believe that most AM machines produced through 2016 are still not well suited for production applications. They have limited feedback measurement and control sensors to guarantee part quality real time. Some of the latest machines available, such as EOS’s M290 machine, are beginning to be sold with limited advanced measurement system capability.

We believe that this service provider market segment represents an opportunity for us to capture significant portions of the demand for metal production parts. Accordingly, we acquired our first EOS M290 metal printing machine in 2014. Using the M280 as its base, the M290 adds improved energy efficiencies, faster build times, and slightly larger build platform capabilities. Through our EOS M290 machine, our customers will gain the benefits of many years of M280-proven applications while accessing the latest in DMLS® technology, as well as receiving parts certifiably produced using our state-of-the-art PrintRite3D® quality assurance software Apps. We provide our AM contract manufacturing services to customers in the form of Quality as a Service.

A detailed description of our technologies and business follows.

PrintRite3D® Quality Assurance Software for Additive Manufacturing

The Market

An area of increasing interest in the manufacturing world is AM or 3DP. AM is a method of producing functional parts directly from computer design or CAD files without any tooling or other processing.

The sale of AM products and services is expected to exceed $8.8 billion worldwide in 2017. The AM industry is expected to grow to about $15.8 billion in 2019. In 2021, the AM industry is forecasted to grow to about $26.5 billion, all according to the Wohlers 2016 Annual Report.

Metal parts are a rapidly growing segment of this overall market space as AM or 3D printing moves from just making models to making actual, fully functional parts. Large end users such as Honeywell Aerospace, GEA and Boeing Defense view AM as an enabling process for many components. A recent report in a series by Deloitte University Press on additive manufacturing published in Fall 2015 titled, “3D Opportunity For Quality Assurance and Parts Qualification”, states that, “[o]ne of the most important barriers is the qualification of AM-produced parts. So crucial is this issue, in fact, that many characterize quality assurance (QA) as the single biggest hurdle to widespread adoption of AM technology, particularly for metal.” We believe that OEM end user companies as well as first-tier suppliers cannot achieve their long-term AM production goals without advanced quality assurance and control technologies for metal AM parts because current quality control methods are not sufficient to reliably allow cost-effective manufacturing of safety- and performance-critical metal parts. We believe that our PrintRite3D® CAI technology would directly address this “important barrier” for metal parts and allow such AM applications to move forward. In response to this need, we have experienced an increase in our installed base of PrintRite3D® systems and we are beginning to provide material & process engineering services and support for our PrintRite3D® software licenses for our installed base at GEA, Honeywell Aerospace, Spartacus3D, Additive Industries, Aerojet Rocketdyne, 3D Material Technologies, LLC, Woodward, Siemens, Pratt & Whitney, and the Edison Welding Institute (“EWI”).

We have ongoing contracts that include a Phase 3 project with Honeywell Aerospace funded by the Defense Advanced Projects Agency (“DARPA”) on the application of our PrintRite3D® technology to performance-critical AM metal parts for aerospace. This project is vitally important because it provided an early opportunity to demonstrate how our IPQA®-enabled PrintRite3D® software Apps will reduce our customers’ reliance on unnecessary post process inspection, ultimately reducing costs and improving quality for AM of highly critical aerospace metal components. Also, we were a participant on a GEA led team of companies and universities, which was awarded a research contract by the National Additive Manufacturing Innovation Institute (“NAMII” or America Makes) titled, “In-Process Quality Assurance™ for Laser Powder Bed Production of Aerospace Components”. The contract has the stated objective of maturing our In Process Quality Assurance™ (IPQA®) technology for aerospace applications by leveraging a development approach incorporating multiple AM OEM machines, multiple superalloys, and multiple product intent aerospace components. In support of this effort, we were awarded related contracts from the subcontractor Aerojet Rocketdyne to install one of our PrintRite3D® systems and software Apps on a Concept Laser M2 metal AM machine at Aerojet Rocketdyne’s Canoga Park, California facility, as well as a contract from Honeywell Aerospace to make initial test specimens for reliability and repeatability testing using our EOS M290 printer. We were also part of a large research team, led by the Edison Welding Institute that was awarded a grant funded by the National Institute of Standards (“NIST”) to ensure that quality parts are produced and certified for use in products made by a variety of industries and their supply chains. The emphasis was on providing tools needed for additive manufacturing applications to progress from prototype to serial production. This program was successfully completed in Fall 2015. We are currently a subcontractor to Honeywell Aerospace who was awarded a program in 2015 by America Makes which is designed to address Design for Additive Manufacturing (“DFAM”) issues. In support of this program, we will use our EOS M290 printer to build canonical shapes and mechanical test specimens for evaluation by Honeywell Aerospace.

Technology and Competitive Advantage

The evolution of AM from prototyping to volume manufacturing in production runs is occurring in, and led by, aerospace while also appearing in niche products such as medical appliances and replacement parts of diverse applications, including unavailable parts required by still deployed but aging technologies. A major problem for 3D metal products production-run manufacturing today is that traditional quality systems rely heavily on after-manufacture inspection procedures that lack strong statistical reliability in small lot manufacturing. Post-production non-destructive test instruments from ultrasound to CT Scans are either not effective or not cost efficient on many complex part configurations that take advantage of 3D capability, and in the case of CT scans, are prohibitively expensive for production cost efficiency. The most important feature of our PrintRite3D® is that it develops actionable quality and process control data of manufacturing information in real-time and, when no flaws are detected, can provide manufacturers and their end-users with a part-by-part quality certification backed up by a file of supporting data.

Our PrintRite3D® suite, as described below, is composed of hardware, software, data analytics, and proprietary algorithms. The hardware is an array of photodiodes, non-contact pyrometer, and a data processing unit that can be either sold with an AM manufacturing machine unit by an OEM manufacturer or retrofitted on customers’ sites.

•

PrintRite3D® SENSORPAK™ – the auxiliary sensor and hardware kit that sits on every AM machine to collect the data to drive the software.

•

PrintRite3D® INSPECT™ – software which verifies quality layer by layer.

•

PrintRite3D® CONTOUR™ – software which assures the as-built geometry.

The following software modules are currently in development:

•

PrintRite3D® ANALYTICS™ – software that harvests, aggregates, and analyzes big data from in-process manufacturing data and post-process manufacturing data.

•

PrintRite3D® THERMAL™ – software which predicts the residual stress and distortion in the part.

The proprietary software and its embedded algorithms process the very substantial quantity of layer by layer data gathered and then informs operators of the Quality Compliance status of each part in a build. We have been active in patent protecting our in-depth data analysis and quality algorithms to link our analysis to root cause metallurgy for determining the granular quantification of the part conformance to metallurgical requirements such as tensile strength. Concurrent with assessing the internal quality features of all parts in a build, PrintRite3D® deploys its CONTOUR™ module that measures each part’s adherence to the configuration specification of both internal channels and external form. OEM machine manufacturers as well as control system manufacturers may use the Sigma data stream to direct machine performance adjustments.

We have developed a tool that enables companies using Additive Manufacturing equipment for metal parts to move from prototyping on into production runs by assuring quality in a uniquely reliable and cost effective fashion. Not only does PrintRite3D® enable a single AM machine to operate at high quality yields, by measuring the product of the manufacturing equipment rather than just the equipment settings, it also is a reliable method to assure and document uniform quality assurance of a single part’s specification being manufactured by factories utilizing a number of different AM machines.

We believe that the broad domain coverage of our PrintRite3D® patents and metallurgical know-how make the licensing of our product suite to be the best means by which Additive Manufacturing OEM equipment manufacturers can offer in-process-quality-monitoring that certifies and documents the quality of all parts that pass continuous inspection. PrintRite3D® provides 3D metal manufacturing equipment makers with a patent protected data configuration of information that the manufacturers may use to adjust controls of their equipment in response to real-time quality information by, for example, precisely adjusting laser power to sustain manufacturing to design and specification.

Our IPQA®-enabled PrintRite3D® software Apps appear well suited to meet the needs of metal AM at this critical juncture in its development. Our technology will allow metal AM to be used during manufacturing of safety-critical or performance-critical metal parts, such as used in aerospace, defense and biomedical. Currently, these applications are difficult because the part quality cannot be completely guaranteed using today’s conventional nondestructive inspection technologies, because using inspection after manufacturing is difficult, costly and does not find all defects of concern. Therefore, we believe that PrintRite3D® could be an enabler for metal AM to realize its full potential. We have unique and patent protected offerings in this field. Furthermore, as a greater number of these AM applications could be cloud-based, the PrintRite3D® technology is fully compatible with highly networked, cloud- or web-based implementation – subject to the data and intellectual property restrictions which may be imposed by some companies for competitive reasons.

Our proprietary PrintRite3D® software Apps have been demonstrated and tested at many manufacturing sites around the world. We believe these demonstrations have served to validate the underlying technology of PrintRite3D® INSPECT™ and SENSORPAK™ software and hardware modules, respectively. In addition, we have developed relationships with experienced aerospace companies in North America that have assisted in the validation of the underlying technology for our PrintRite3D® software App known as CONTOUR™.

We continue to work with General Electric under our Joint Technology Development Agreement (“JTDA”), dated April 10, 2013, to demonstrate and implement our in-process inspection technologies for additive manufactured jet engine components. We are continuing to work with Honeywell Aerospace on the separate development of our PrintRite3D® CONTOUR™ software App for metal-based AM under our Trial Evaluation Agreement with Honeywell Aerospace, which sets forth the parties’ intent to use Honeywell’s Advanced Manufacturing Engineering Center as a beta test site for our PrintRite3D® CONTOUR™ software module. In further support of this effort, in 2015 Honeywell Aerospace installed its second PrintRite3D® system on one of its Concept Laser M2 machines at their Advanced Manufacturing Engineering Center in Phoenix, Arizona.

We have expanded our market presence and associated installed base of PrintRite3D® systems through our EAP and our OEM Partner Program to include European companies in France, Germany and The Netherlands. These European partners’ installations are key to our long term strategy to broaden its installed base through our EAP as well as gain market presence though embedded OEM offerings of our PrintRite3D® technology. Our PrintRite3D® product commercialization efforts reflect the strategic nature of our selective alliance partnerships.

We believe PrintRite3D® is uniquely positioned to grow into this market as its technology is platform independent and deployable with all currently known metal AM manufacturing units.

Business Model

Our current commercialization strategy for PrintRite3D® products is:

•

Enter into early adopter license agreements with high potential future AM equipment manufacturers and complex part AM manufacturing service bureaus;

•

Enter into OEM license agreements for PrintRite3D® to be manufactured directly into the printers of major AM equipment manufacturers;

•

Provide manufacturing engineering consulting services to third parties that have needs in developing quality assurance tactical methods for manufacturing; and

•

Build and run a contract manufacturing division for metal AM commencing with our EOS M290 state-of-the art metal printer.

PrintRite3D® is designed to run on different machine platforms which allow us to maximize our product offering to the entire AM metal market. The target markets include OEMs both on the AM software side as well as OEM machine producers and end users.

We believe another much needed area for AM metal parts manufacturing is in software Apps for reducing design and development cycle times, saving the end customer time and money. In support of that, in 2016, we entered into a Technology Development Agreement with 3DSIM, LLC of Park City, Utah, to pursue commercial metal AM software opportunities for rapid qualification and part certification. These software Apps could form the underpinnings and backbone of a conceptual software App known as THERMAL™. We expect in the future to attempt to develop and offer a PrintRite3D® suite of Apps which would be specifically developed to improve part designs and reduce traditional trial and error design approaches for features such as distortion control.

To summarize, we have formed an operating division focused on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part. Although in the past our revenues have been generated mainly through engineering consulting services we provided to third parties, We have generated revenues from December 2013 through December 2016 through sales and licensing of our PrintRite3D® systems and software.

Contract Manufacturing for Metal Additive Manufacturing

The Market

According to the Wohlers 2016 Report, in 2015 the Additive Manufacturing industry’s primary and secondary worldwide revenues were $7.024 billion, up 22% from 2014. Wohlers forecasts that AM’s primary revenues alone will top $8.8 billion in 2017. Our initial target market within this burgeoning marketplace is the production of metal parts. According to figures for 2015, revenues attributable to metals for AM are estimated to be over 17% of the total revenues in the AM markets.

As demand continues to increase for AM prototyping services, contract AM service bureau providers that can deliver low-rate initial production capacity, and as commercial companies in highly-regulated industries begin to gain regulatory acceptance for AM designed parts, we believe there is a burgeoning need for contract manufacturing services to produce these much need metal AM parts. The existing service bureau for AM parts has become much smaller today as a result of merger and acquisition activities since 2012, and we believe what remains is small, fragmented and less capable than the first generation of service bureau providers.

Also launched in 2015, Arete-Sigma is a joint venture targeting contract AM manufacturing as it anchors the Company’s entry into day-to-day AM manufacturing. The Company is pursuing business opportunities away from the joint venture utilizing its EOS M290 printer or like machines.

Technology and Competitive Advantage

We currently have an AM 3D metal printing facility that employs state-of-the-art technology from the leading provider of metal AM systems, Electro-Optical Systems. While our current printing capacity is limited, we believe that a unique selling point or competitive advantage is our PrintRite3D® technology. Our EOS M290 printer is outfitted with our latest PrintRite3D®-enabled technology allowing us to provide customers with the necessary objective evidence of compliance to design intent, or QaaS data package, to ensure they can meet compliance with their design intent and ultimately end-user performance requirements for their highly-critical and demanding components. Our Quality as a Service starts with our PrintRite3D® cloud-based SaaS model. Customers will contract with Sigma to generate and establish a digital quality record for AM built parts based on Design for Additive Manufacturing (“DFAM”) principles. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data. Our QaaS service benefits our customers by providing independent quality assurance and increased process intelligence and access to our latest big data sophisticated and proprietary ANALYTICS™ software Apps for trending and additional manufacturing intelligence.

Business Model

We envision a business model comprising revenues from contract, metal AM manufacturing sales for prototyping services as well as QaaS sales for low-rate initial production parts requiring our PrintRite3D® digital quality records. These DQRs can be used by our customers for:

•

Internal use at their captive AM facility to make parts;

•

Incorporated as a quality requirement to their vendor base supplying AM parts; or

•

Contract back to us to supply AM parts.

This model allows us to realize revenues through further PrintRite3D® software sales and licensing or revenues from contract AM manufacturing services. The target markets would be end users requiring high-end metal parts such as in the aerospace, bio-medical, power generation, and automotive markets.

To summarize, we have formed an operating division focused QaaS which is based on its contract additive manufacturing capability and its AM facility keeps us on the cutting edge of 3D metal additive manufacturing as we work with the market to develop state of the moment solutions and to characterize new materials and newly born DFAM parts. The operations are at an early stage, limited, and revenues are reflective of its early stage.

Recent Developments (in reverse chronological order)

On March 29, 2017, we announced that we entered into a long term non-exclusive commercial agreement with Additive Industries B.V. of The Netherlands. As part of the multi-year agreement, anticipated to be worth several million dollars over the next few years, Additive Industries will join our previously-announced OEM Partner Program – embedding and reselling our PrintRite3D® software within our AM equipment.

In an effort to bring enhanced solutions for additive manufacturing (“AM”) to the aerospace and defense (“A&D”) sector and capitalize on growth in demand for 3D printed metal components within the A&D industry, we recently entered into a strategic alliance with Morf3D, a California-based company that specializes in additive engineering and manufacturing with metals and that provides advisory services in additive manufacturing strategy and technology adoption road-mapping. By leveraging our PrintRite3D® quality assurance software, we believe that Morf3D will be able to provide a means for its customers to increase AM production rates while ensuring consistent part quality, thereby better meeting the high quality demands of its aerospace customers. We also plan to work together with Morf3D to manufacture certain 3D printed parts. Morph3D has informed us that it is a party to development contracts with aircraft, space, medical and automotive customers, and that it expects to commence serial production contracts in 2017. We believe that by working together with Morf3D, we will be in a position to design, manufacture, and assure the quality of AM components across a number of important aerospace applications, which could lead to the generation of a meaningful amount of additional revenue for our company beginning in 2017.

On March 27, 2017, we completed funding a loan in the principal amount of $500,000 to Morf3D pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to us. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at our option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D for Morf3D to expand production for contracts related to AM of high-precision aerospace & defense components, in furtherance of our strategic alliance and in contemplation of a possible acquisition of or merger with Morf3D.

On February 21, 2017, we closed an underwritten public offering of 1,410,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of common stock. The underwriter exercised the over-allotment option covering additional warrants to purchase up to 211,500 additional shares of common stock. Gross proceeds to us from the offering, including the exercise of the over-allotment option, were approximately $5.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

On January 26, 2017, we announced that we signed a commercial agreement with Pratt & Whitney, a unit of United Technologies Corp., for our PrintRite3D® software along with participation by Pratt & Whitney in our Early Adopter Program.

On January 19, 2017, we announced that we entered into a long term non-exclusive commercial agreement with a leading European provider of cutting-edge products for additive manufacturing to join our previously-announced OEM Partner Program. Under the multi-year agreement – anticipated to be worth up to $6 million over its duration – this undisclosed OEM will embed and resell Sigma’s PrintRite3D® software within its AM equipment.

On December 21, 2016, we announced that we received a contract from Honeywell Aerospace as part of a previously-announced award with the Defense Advanced Research Project Agency (DARPA) for Open Manufacturing (OM) Phase III; Phase I and II were completed in 2014 and earlier in 2016, respectively. The DARPA OM program’s goal is to develop an Integrated Computational Material Engineering (ICME) framework to accurately predict the properties of metal components produced using additive manufacturing (AM). Phase III work began in January 2017 and is expected to run through mid-2018, with a total award value to us of approximately $0.4 million.

On November 15, 2016, we announced the release of our PrintRite3D® INSPECT™ quality assurance software version 2.0. We showcased this application at the Formnext international tradeshow in November 2016 in Frankfurt, Germany.

On November 14, 2016, we announced that we entered into an agreement with Siemens Industrial Turbomachinery AB (“SIT”) of Finspång, Sweden, a unit of Siemens AG (SIEGn.DE), for PrintRite3D® INSPECT® to be installed on a metal printer for evaluation and testing purposes. Specifically, we will install our PrintRite3D® technology at SIT in Finspong, Sweden. SIT provides the world with gas turbines and gas turbine based solutions for the sustainable and cost efficient production of electricity, steam and heat. In February 2016, SIT opened a dedicated workshop for additive manufacturing, development and repairs. The facility specializes in making turbomachinery components for high temperature applications, where accuracy and quality are critical to ensure operational performance. Siemens is a pioneer in the use of Selective Laser Melting (SLM) technology for the manufacture of high-performance metal parts.

On October 19, 2016, we closed a private placement of secured convertible notes in the aggregate principal amount of $1,000,000 and three-year warrants to purchase up to 80,000 shares of our common stock, under a Securities Purchase Agreement with certain accredited investors. Aggregate gross proceeds, before expenses, to us were $900,000.

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

On March 7, 2016, we announced that we received a contract from Aerojet Rocketdyne, a subsidiary of Aerojet Rocketdyne Holdings, Inc., for a non-exclusive license of our PrintRite3D® software applications. Our technology will be utilized on Aerojet Rocketdyne’s contract with the U.S. Air Force to define more efficient processes for qualifying AM components, and be evaluated for liquid-fueled rocket engine applications. Separately, we received an order from Aerojet Rocketdyne under the previously-announced “America Makes” additive manufacturing research project with GE Aviation. The program, funded by the National Additive Manufacturing Innovation Institute (NAMII), uses our proprietary In-Process Quality Assurance™ (IPQA®) software for advanced AM monitoring. This is the second PrintRite3D® system being deployed under America Makes, the first being with GE Aviation.

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

We anticipate some of our principal competitors in the United States will include AM End Users, such as GE Aviation, Honeywell Aerospace, Rolls-Royce PLC, Pratt & Whitney; AM OEM equipment manufacturers, such as EOS, Concept Lasers, 3D Systems, Renishaw, Arcam and SLM; third party solution providers like Stratonics Inc., and Vibrant Corporation that specialize in designing and manufacturing quality control monitoring devices used in industrial applications. Most of these competitors have significantly greater research and development capabilities than we do, as well as substantially more sales, marketing and financial and managerial resources. These entities represent significant competition for us. In addition, acquisitions of, or investments in, competing companies by large corporations could increase such competitors’ research, financial, manufacturing and other resources.

Research and Development

Research and development costs are expensed as incurred. Our research and development expenses relate to our engineering activities, which consist of the development of our PrintRite3D® quality assurance technologies for specific customers and for the industry in general. During the years ended December 31, 2016 and 2015, we recognized $92,992 and $330,554, of research and development costs, respectively.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The below chart summarizes our issued patents. We are currently prosecuting ten foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Eight of these ten patent applications published between November 2015 and January 19, 2017. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

Title	Type	Patent No.
Controlled Weld Pool Volume Control of Welding Processes	US Utility	8,354,608
Structurally Sound Reactive Materials	US Utility	8,372,224
Composite Projectile	US Utility	8,359,979

Government Regulation

Any contracts that we enter into with governmental agencies will be subject to a variety of federal, state and local laws and regulations. These regulations are aimed at preventing the inadvertent disclosure of munitions related data or the export of technical knowledge to foreign countries. The work we do with governmental units may also be subject to laws respecting the confidentiality of any classified or national security information we receive during the course of our activities under any government contract.

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

Employees

As of March 31, 2017, we had 11 full-time employees and one part-time employee. We are actively searching for additional, qualified administrative and engineering staff, as well as sales and marketing staff, to support our expanding operations in the area of IPQA® for AM, as well as contract manufacturing in the AM service provider sector.

Properties

We lease at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, approximately (1) 1,300 square feet of office space at units C-15, C-16, C-17, C-20 and C-23 for a total monthly rent expense of approximately $2,575 under the lease, which expires on July 31, 2017, (2) 708 square feet of production space at unit E-42, for a total monthly rent expense of approximately $775 under the lease, which expires on September 30, 2017, (3) 708 square feet of production space at unit E-38, for a total monthly rent expense of approximately $800 under the lease, which expires on December 31, 2017, and (4) 512 square feet of warehouse / production space at unit E-40, for a total monthly rent expense of approximately $650 under the lease, which expires on September 30, 2017.

We believe that our facilities are suitable for our current needs.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in statements made by us or on our behalf in filings with the SEC, press releases or communications with investors and others. Any or all of our statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this annual report or our other public statements. You should carefully consider the risks described below, as well as the other information in this annual report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our financial condition, results of operations, business and prospects. In such an event, the market price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have similar adverse effects on us.

Risks Related to Our Business

We have a limited operating history, are not currently profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss for the year ended December 31, 2015 and 2016 was $1,696,282 and $2,196,834 respectively. As of December 31, 2016, our accumulated deficit was $9,760,954. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the year ended December 31, 2015 and 2016 were $1,234,810 and $966,422, respectively, and our operating expenses for those periods were $2,717,650 and $3,251,486 respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We may require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

As of December 31, 2016, we had cash in the amount of $398,391. In February 2017 we closed an underwritten public offering of 1,410,000 units consisting of one share of common stock and one warrant for gross proceeds of $5,823,300. We believe that the net proceeds of approximately $5.25 million from the offering, together with our existing cash and anticipated revenues, will be sufficient to fund our operations until at least January 2019, although there is no assurance that we will not require additional financing before that time. There is no assurance that any future financing that we require to fund our operations will be available on acceptable terms, or at all. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations.

Our limited operating history makes evaluation of our business difficult.

We commenced business operations in 2010 and are continuing to develop our technologies and to implement our business plan. Our ability to implement a successful business plan remains unproven, and there is no assurance that we will ever generate sufficient revenues to sustain our business. Our relatively short operating history, together with the other risks discussed in this “Risk Factors” section, may make it difficult for you to evaluate our business in connection with making a decision about whether to invest in our securities.

We face the risks normally associated with a new business.

We face all of the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations and efforts to develop and commercialize technologies. These uncertainties include developing our technologies and our brand name, raising capital to meet our working capital requirements and developing a customer base, among others. If we are not effective in addressing these risks, we will not be able to operate profitably in the future, and we may not have adequate working capital to meet our obligations as they become due.

Our business may be adversely affected by a global economic downturn.

Any economic downturn generally could cause a drop in government spending and business investment, which would have a material adverse effect on our business. Further, as a result of the current global economic situation, there may be a disruption or delay in performance by our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

We have financial exposure on our fixed-price contracts because we are required to complete a project even if the costs exceed the revenues we generate on a fixed-price contract.

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

Requests for Proposals (“RFPs”) to secure government contracts are time consuming to prepare and our ability to successfully respond to RFPs will impact our operations.

To market our services to government clients, we will likely be required to respond to Requests for Proposals (“RFPs”). To do so effectively, we must estimate accurately our cost structure for servicing a proposed contract, the time required to establish operations and likely terms of the proposals submitted by competitors. We must also assemble and submit a large volume of information within an RFP’s rigid timetable. Our ability to respond successfully to RFPs will greatly impact our business. There is no assurance that we will be awarded any contracts through the RFP process, or that our submitted RFPs will result in profitable contracts.

Some of our clients may terminate our contracts prior to completion, which could result in revenue shortfalls and reduce profitability or cause losses on contracts.

Many of our contracts with clients contain initial or base periods of one or more years, as well as option periods typically covering more than one-half of the contract’s initial duration. However, such clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly. Additionally, our contracts contain provisions permitting a client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We are subject to government audits, and our failure to comply with applicable laws, regulations and standards could subject us to civil and criminal penalties and administrative sanctions.

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

We rely on our relationship with government agencies to obtain contracts, and there is no assurance that we will be able to maintain a satisfactory relationship with these agencies.

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

We face significant competition in bidding for government contracts from large national and international organizations.

The government contracting industry is subject to intense competition. Many of our competitors are national and international in scope and have greater resources than we do. Substantial resources could enable certain competitors to “low bid” on government RFPs or to take other measures in an effort to gain market share. In addition, we may be unable to compete for a certain large government contract because we may not be able to meet an RFP’s requirement to obtain and post a large cash performance bond. Also, in some geographic areas, we face competition from smaller consulting firms with established reputations and political relationships. There is no assurance that we will compete successfully against our existing competitors or any new competitors.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

We have operated our current line of business for approximately six years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put us at risk for uninsured losses.

We currently have liability insurance. Some or all of our customers may require insurance as a requirement to conduct business with us. We may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that we can afford, and insurance may not be available at any cost with respect to certain losses. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put us at risk of loss for any uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on our President and Chief Executive Officer, and other key personnel, and the loss of any of these individuals could harm our business.

We depend on Mark J. Cola, our President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

•

experienced and innovative executive officers;

•

senior managers who have successfully managed or designed programs in the public sector; and

•

information technology professionals who have designed or implemented complex information technology projects.

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

We may choose to grow our business by acquiring other entities. We may be unable to manage businesses that we have acquired or to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. Moreover, business combinations involve additional risks, including:

•

diversion of management’s attention;

•

loss of key personnel;

•

our becoming significantly leveraged as a result of the incurrence of debt to finance an acquisition;

•

assumption of unanticipated legal or financial liabilities;

•

unanticipated operating, accounting or management difficulties in connection with the acquired entities;

•

amortization of acquired intangible assets, including goodwill; and

•

dilution to existing stockholders and our earnings per share.

Also, client dissatisfaction or performance problems with an acquired firm could materially and adversely affect our reputation as a whole. Further, the acquired businesses may not achieve the revenues and earnings that we anticipated.

We may be unable to develop or commercialize new and rapidly evolving technologies.

Many of our activities involve developing products or processes that are based upon new, rapidly evolving technologies. The ability to commercialize or further develop these technologies could fail for a variety of reasons, both within and outside of our control.

We may be unable to protect our intellectual property rights.

Our success in part depends on the ability to protect our intellectual property and proprietary technology. To do so, we will be required to prosecute patent applications and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology. In addition, we filed ten foreign and U.S. patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. There can be no assurance that our program for protection of intellectual property and proprietary technology will be sufficient to protect our intellectual property and proprietary technology from competitors. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. In addition, our issued patents may be challenged or infringed upon by third parties. The enforcement of intellectual property rights is subject to considerable uncertainty, and can be expensive and time-consuming. Patent reform laws and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Proprietary trade secrets and unpatented know-how are also very important to our business, however, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information.

We may be sued by third parties who claim that we have infringed their intellectual property rights.

We may be exposed to future litigation by third parties based on claims that our research, development and commercialization activities infringe the intellectual property rights of third parties to which we do not hold licenses or other rights, or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, and could place a significant strain on our financial and human resources. In addition, if successful, such claims could cause us to pay substantial damages. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Our services are subject to government regulation, changes in which may have an adverse effect on us.

Our business activities subject us to a variety of federal, state and local laws and regulations. For example, we will required to comply with applicable provisions of the International Traffic in Arms Regulations (“ITAR”), as well as other export controls and laws governing the manufacture and distribution of munitions technology. Despite the fact that we have applied for and received ITAR compliance, changes in the laws and regulations applicable to our business activities may have an adverse effect on our operations and profitability by making it more expensive and less profitable for us to do business. Additionally, the market for our services depends largely on federal and state legislative programs. These programs can be modified or amended at any time by acts of federal and state governments. Further, if additional programs are not proposed or enacted, or if previously enacted programs are challenged, repealed or invalidated, our growth strategy could be adversely impacted.

Our bylaws contain provisions indemnifying our officers and directors against all costs, charges, and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by an officer or director, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been one of our directors or officers. To the extent that our directors’ and officers’ insurance policy does not provide reimbursement for such costs, charges, expenses and other amounts, we may incur substantial expenses in satisfying our indemnification obligations.

Our operating costs could be significantly higher than we expect, and this could reduce our future profitability.

In addition to general economic conditions, market fluctuations and international risks, significant increases in operating, development and implementation costs could adversely affect us due to numerous factors, many of which are beyond our control.

A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to date we have not experienced any losses relating to cyber-attacks, there is no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Risks Related to Our Securities

The price of our securities could be subject to volatility related or unrelated to our operations, which could result in substantial losses for purchasers of our securities in this offering.

Between January 1, 2015 and March 31, 2017, the trading price of our common stock has ranged from a low of $0.70 to a high of $12.40, and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. The trading price of the warrants that we issued in our recent public offering could be subject to similar fluctuations as a result of such factors. These factors include those discussed previously in this “Risk Factors” section and others, such as:

•

delays or failures in the commercialization of our current or future products and services;

•

quarterly variations in our results of operations or those of our competitors;

•

changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our products or services;

•

announcements by us or our competitors of new products and services, significant contracts, commercial relationships, acquisitions or capital commitments;

•

adverse developments with respect to our intellectual property rights;

•

commencement of litigation involving us or our competitors;

•

any major changes in our board of directors or management;

•

market conditions in our industry; and

•

general economic conditions in the United States and abroad.

In addition, the stock market, in general, may experience broad market fluctuations, which may adversely affect the market price or liquidity of our securities.

We could be subject to securities class action litigation.

Any sudden decline in the market price of our securities could trigger securities class action lawsuits against us. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. We also could be subject to damages claims if we are found to be at fault in connection with a decline in our market price of our securities.

An active trading market in our securities may not develop, and you may therefore have difficulty selling your securities at a price that you determine is satisfactory.

Although our common stock and the 2017 warrants are listed on The NASDAQ Capital Market, our common stock and warrants trade infrequently and in low volumes. The initial offering price of our securities was determined through our negotiations with the underwriters and may not be indicative of the prices that will prevail after this offering.

There is no assurance that such securities will trade in the public market at or above the public offering price. Furthermore, there is no assurance that an active trading market for any of our securities will develop or be sustained. If an active market for our securities does not develop or is not maintained, it may be difficult for you to sell your securities when you wish to sell them or at a price that you consider satisfactory. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

There is no assurance that we will satisfy the continued listing requirements of The NASDAQ Capital Market.

Even though our common stock and 2017 warrants are listed on The NASDAQ Capital Market, we cannot assure you that we will be able to satisfy the continued listing requirements of The NASDAQ Capital Market. For example, there is no assurance that our common stock will continue to have a bid price of at least $1.00 per share, which is the minimum bid price under such continued listing requirements, or that we will be able to satisfy other quantitative continued listing requirements. If our securities are de-listed from The NASDAQ Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

You may experience additional dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per unit in this offering. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be lower than the price per unit paid by investors in this offering.

We have broad discretion in the use of the net proceeds of our recent public offering and may not use them effectively.

We intend to use our cash for the development of our products and service and to repay our outstanding promissory notes (if and to the extent the holders thereof demand repayment). We may also use a portion of the net proceeds from our February 2017 offering to acquire other products or businesses, although we are not currently a party to an agreement regarding any such acquisition. However, our management has broad discretion in the use of cash and will have the right to use our cash in ways that differ substantially from our current plans. Management may spend our cash in ways that do not improve our results of operations or enhance the value of our securities. The failure by management to apply funds effectively could result in financial losses that could have a material and adverse effect on our business and cause the market price of our securities to decline.

We do not intend to pay dividends on our common stock, and your ability to achieve a return on your investment will depend on appreciation in the market price of our securities.

We currently intend to invest our future earnings, if any, to fund our growth and not to pay any cash dividends on our common stock. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market price of our securities. There is no assurance that our securities will appreciate in price.

If securities or industry analysts do not publish research or reports about us, or if they issue adverse or misleading opinions regarding us or our securities, the market price of our securities and their trading volume could decline.

If we do not obtain and maintain research coverage by securities and industry analysts, the market price for our securities may be adversely affected. The market price of our securities also may decline if any analyst who covers us issues an adverse or erroneous opinion regarding us, our business model, our intellectual property or our performance. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the market price of our securities and their trading volume to decline and possibly adversely affect our ability to engage in future financings.

Our principal stockholders and management own a significant percentage of our common stock and will be able to significantly affect matters subject to stockholder approval.

Based on shares outstanding as of December 31, 2016, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates will beneficially own in the aggregate approximately 13.4% of our outstanding shares of common stock. As a result of their stock ownership, these stockholders will have the ability to influence our management and policies, and are able to significantly affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2016, we have 3,133,789 outstanding shares of common stock. Sales of a large number of the shares described in the preceding sentence, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

We will incur significant costs to ensure compliance with U.S. and NASDAQ reporting and corporate governance requirements.

We will incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and NASDAQ. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

If we fail to maintain effective internal control over financial reporting, the market price of our securities may be adversely affected.

As a public reporting company, we are required to establish and maintain effective internal control over financial reporting. Failure to establish such internal control, or any failure of such internal control once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our internal control over financial reporting could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our securities.

Provisions in our articles of incorporation and bylaws could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our articles of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•

a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•

no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of additional shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could adversely affect the rights of our common stockholders or be used to deter a possible acquisition of our company;

•

the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our articles of incorporation and bylaws regarding the election and removal of directors;

•

a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions could inhibit or prevent possible transactions that some stockholders may consider attractive.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, approximately (1) 1,300 square feet of office space at units C-15, C-16, C-17, C-20 and C-23 for a total monthly rent expense of approximately $2,575 under the lease, which expires on July 31, 2017, (2) 708 square feet of production space at unit E-42, for a total monthly rent expense of approximately $775 under the lease, which expires on September 30, 2017, (3) 708 square feet of production space at unit E-38, for a total monthly rent expense of approximately $800 under the lease, which expires on December 31, 2017, and (4) 512 square feet of warehouse / production space at unit E-40, for a total monthly rent expense of approximately $650 under the lease, which expires on September 30, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted for trading on the OTCQB under the symbol “SGLB” during the preceding two fiscal years. On February 15, 2017, our common began trading on The Nasdaq Capital Market under the symbol “SGLB.” The following table sets forth the high and low bid prices for our common stock for the periods indicated after giving effect to our 1-for-100 reverse stock split on March 17, 2016 and our 1-for-2 reverse stock split on February 15, 2017. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2016	High Bid	Low Bid
First Quarter	$12.00	$8.02
Second Quarter	$9.50	$4.90
Third Quarter	$6.20	$4.00
Fourth Quarter	$5.60	$1.40

Fiscal Year Ended December 31, 2015	High Bid	Low Bid
First Quarter	$9.50	$4.20
Second Quarter	$12.50	$7.00
Third Quarter	$9.60	$5.01
Fourth Quarter	$8.94	$5.00

Shareholders

As of March 31, 2017, there were approximately 538 holders of record of our common stock based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

There were no sales by us of unregistered securities during the fiscal year ended December 31, 2016 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K.

Repurchase of Shares

We did not repurchase any of our securities during the fiscal year ended December 31, 2016.

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

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues though contract AM manufacturing using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services, which include limited sales of non-exclusive licenses to use our PrintRite3D® technologies, including under our recently established Early Adopter Program and OEM Partner Program, as described above. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies. During the fiscal year ended December 31, 2016 (“fiscal 2016”), we generated an aggregate of $966,422 in revenues, as compared to an aggregate of $1,234,810 in revenues that were generated by us during the fiscal year ended December 31, 2015 (“fiscal 2015”). The decrease in revenue was primarily due to the completion of the GEA America Makes Program in 2016, providing only three months of revenue in 2016 (but twelve months in 2015), and the completion of the DARPA Phase II project in 2016, providing only eight months of revenue in 2016 (but twelve months in 2015). We generated revenues and financed our operations in fiscal 2016 and fiscal 2015 primarily from engineering consulting services we provided to third parties during these periods and through private sales of our common stock and debt securities. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290, as well as further perform on our engineering consulting contracts for the GEA lead National Additive Manufacturing Innovation Institute program, and continue to provide our services under our contracts with Honeywell Aerospace for the DARPA Period 2 program.

In fiscal 2016, we generated an aggregate of $966,422 in revenue from consulting and other contracts. Specifically, we generated approximately (i) $893,791 in revenue in connection with our PrintRite3D®-enabled engineering consulting services, and (ii) $72,631 in revenue in connection with our contract manufacturing activities in metal 3DP.

In fiscal 2015, we generated an aggregate of $1,234,810 in revenue from consulting and other contracts. Specifically, we generated approximately (i) $1,164,709 in revenue in connection with our PrintRite3D®-enabled engineering consulting services, and (ii) $70,101 in revenue in connection with our contract manufacturing activities in metal 3DP.

Our other general and administrative expenses for fiscal 2016 were $1,790,096, as compared to $1,282,952 in fiscal 2015. Our payroll expenses for fiscal 2016 were $1,026,840, as compared to $585,706 for fiscal 2015. Our expenses relating to non-cash compensation for fiscal 2016 were $341,558, as compared to $518,438 for fiscal 2015. Our research and development expenses for fiscal 2016 were $92,992, as compared to $330,554 for fiscal 2015.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative expenses in fiscal 2016 as compared to fiscal 2015 is principally the result of an increase in legal fees in connection with our recent public offering, increases in investor relations expenditures and consultant services along with our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses in fiscal 2016 as compared to fiscal 2015 is principally the result of an increase in payroll expenses from the hiring of seven additional employees. The Company incurred $341,558 of non-cash compensation expenses during 2016, $141,054 of which was the result of the amortization of the fair market value of the shares of Company common stock issued to our employees and contractors pursuant to the Company's 2013 Equity Incentive Plan. The other $200,504 was non-cash compensation expenses due to the vesting of outstanding stock options held by our employees pursuant to the Company's 2013 Equity Incentive Plan.

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

Our net loss for fiscal 2016 increased overall and totaled $2,196,834, as compared to $1,696,282 for fiscal 2015. The most significant factor in the increase in our net loss was the result of an increase in general and administrative expense of $507,144 and an increase in payroll expenses of $441,134, which were partially offset by other income of $317,132 primarily due to the change in the fair value of derivative instruments, and decreases in our stock based compensation expenses and research and development expenses.

Liquidity and Capital Resources

As of December 31, 2016, we had $398,391 in cash and a working capital surplus of $110,799, as compared to $1,539,809 in cash and a working capital surplus of $1,768,931 as of December 31, 2015.

On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5.25 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

We expect to generate revenue primarily by licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through December 31, 2016, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services we provided during this period and through private sales of Sigma common stock and debt securities. During the remainder of 2017, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology for the AM metal market in the remainder of 2017. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash flows used in operating activities in 2016 increased to $1,962,314 from $1,260,463 in 2015 due primarily to increases in payroll, general and administrative costs, as well as an increase in accounts payable and a decrease in revenues in 2016,. The Company anticipates fewer losses in 2017, due to increased revenues, offset by increased salaries and related expenses in connection with additional employees and potential acquisitions. Cash flows used in investing activities decreased from $161,797 in 2015 to $79,104 in 2016 primarily due to fewer purchases of furniture and equipment. Cash flows provided by financing activities were the result of a private offering of debt securities in October 2016 that raised net proceeds of $900,000. There were no cash flows used or provided by financing activities in 2015.

We have no credit lines as of March 31, 2017, nor have we ever had a credit line since our inception.

Based on the funds we have as of March 31, 2017, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2017. Until we are able to generate significant revenues and royalties from licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and proceeds received from sales of our debt and/or securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Rule 13a-15(e) under the Exchange Act defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company will hold its annual meeting of shareholders on June 7, 2017.

On March 27, 2017, we completed funding a loan in the principal amount of $500,000 to Morf3D pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to us. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at our option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The Secured Convertible Promissory Note also contains representations, warranties, and affirmative and negative covenants of Morf3D and its principal stockholders. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D for Morf3D to expand production for contracts related to AM of high-precision aerospace & defense components, in furtherance of our strategic alliance and in contemplation of a possible acquisition of or merger with Morf3D.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s 2017 Proxy Statement to be filed with the SEC within 120 days after December 31, 2016 (the “2017 Proxy Statement”) in connection with the solicitation of proxies for the Company’s 2017 annual meeting of shareholders and is incorporated herein by reference.

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors of the Company. The code is available at www.sigmalabsinc.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth in the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be set forth in the 2017 Proxy Statement.

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
1.1

Underwriting Agreement, dated as of February 15, 2017, between the Company and Dawson James Securities, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).

3.1	Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 17, 2010, and incorporated herein by reference).
3.2

Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).

3.3	Articles of Merger (filed as Exhibit 3.3 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).
3.4	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.5

Certificate of Amendment to Amended and Restated Articles of Incorporation (filed as Exhibit 3.2 to the Company’s Form 10-Q, filed on May 12, 2016, for the period ended March 31, 2016, and incorporated herein by reference).

3.6	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.7

Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).

3.8	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
4.1

Warrant Agency Agreement, dated as of February 15, 2017, between the Company and Interwest Transfer Co., Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).

4.2	Form of Warrant Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
4.3	Form of Unit Purchase Option (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
10.1

Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2

2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*

10.3

2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013 (filed as Exhibit 10.9 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.4

Form of Nonqualified Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*

10.5

Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*

10.6

Form of Restricted Stock Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*

10.7

Employment Agreement, dated as of July 21, 2014, between Sigma Labs, Inc. and Amanda Cola, as amended as of July 21, 2015. (Filed as Exhibit 10.11 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.8

Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher. (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*

10.9

Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on May 12, 2016, for the period ended March 31, 2016, and incorporated herein by reference).*

10.10	Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan.* **
10.11

Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*

10.12

Employment Letter Agreement, effective July 18, 2016, between Sigma Labs, Inc. and Murray Williams. (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on August 11, 2016, for the period ended June 30, 2016, and incorporated herein by reference).*

10.13

Securities Purchase Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).

10.14	Form of Secured Convertible Note issued as of October 17, 2016 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.15

Registration Rights Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).

10.16

Security Agreement, dated as of October 17, 2016, by and between Sigma Labs, Inc. and L 1 Capital Global Opportunities Master Fund Ltd, in its capacity as Collateral Agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).

10.17

Form of Warrant issued to investors in connection with Securities Purchase Agreement dated October 17, 2016 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).

10.18

Employment Agreement entered into on February 16, 2017 between the Company and Mark J. Cola (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).*

23.1	Consent of Pritchett, Siler & Hardy, P.C.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

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

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

March 31, 2017	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

March 31, 2017	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. Cola	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2017
Mark J. Cola

/s/ Murray Williams	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2017
Murray Williams

/s/ Sam Bell	Director	March 31, 2017
Sam Bell

/s/ Frank Garofalo	Director	March 31, 2017
Frank Garofalo

/s/ John Rice	Director	March 31, 2017
John Rice

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

_______________

(801) 447-9572   FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc.

Santa Fe, New Mexico

We have audited the accompanying balance sheets of Sigma Labs, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Sigma Labs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah

March 31, 2017

Sigma Labs, Inc.

Condensed Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$398,391	$1,539,809
Accounts Receivable, net	288,236	280,222
Inventory	187,241	20,129
Prepaid Assets	36,056	38,687
Total Current Assets	909,924	1,878,847

Other Assets:
Property and Equipment, net	564,933	714,754
Intangible Assets, net	226,450	167,644
Investment in Joint Venture	500	9,222
Prepaid Stock Compensation	167,562	418,547
Total Other Assets	959,445	1,310,167

TOTAL ASSETS	$1,869,369	$3,189,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$112,175	$38,393
Notes Payable, net of original issue discount $79,886	561,834	-
Accrued Expenses	125,116	71,523
Total Current Liabilities	799,125	109,916
Long-Term Liabilities
Derivative Liability	93,206	-
Total Long-Term Liability	93,206	-

TOTAL LIABILITIES	892,331	109,916

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 7,500,000 shares authorized; 3,133,789 and 3,119,537 issued and outstanding at December 31, 2016 and 2015, respectively	3,135	3,120
Additional Paid-In Capital	10,734,857	10,640,098
Accumulated Deficit	(9,760,954)	(7,564,120)
Total Stockholders' Equity	977,038	3,079,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,869,369	$3,189,014

Sigma Labs, Inc.

Condensed Statements of Operations

	Years Ended December 31
	2016	2015

Revenues	$966,422	$1,234,810

COST OF REVENUE	228,902	214,004

GROSS PROFIT	737,520	1,020,806

EXPENSES:
Other General and Administration	1,790,096	1,282,952
Payroll Expense	1,026,840	585,706
Stock-Based Compensation	341,558	518,438
Research and Development	92,992	330,554
Total Expenses	3,251,486	2,717,650

OTHER INCOME (EXPENSE)
Interest Income	355	1,340
Other Income	51,703	-
Other Income-Decrease in fair value of derivative liabilities	354,644	-
Other Expense - Debt discount amortization	(89,570)	-
Loss on Investment in Joint Venture	-	(778)
Total Other Income	317,132	562

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,196,834)	(1,696,282)

Provision for income Taxes	-	-

Net Loss	$(2,196,834)	$(1,696,282)

Net Loss per Common Share - Basic and Diluted	$(0.70)	$(0.54)

Weighted Average Number of Shares Outstanding - Basic and Diluted	3,125,022	3,114,241

Sigma Labs, Inc.

Statement of Stockholders' Equity

For The Years Ended December 31, 2016 and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance December 31, 2014	3,098,705	$3,099	$10,414,931	$(5,867,838)	$4,550,192

Shares issued for services at a price of $10.60	18,019	18	190,983	-	191,001

Shares issued for services at a price of $11.80	1,250	1	14,749	-	14,750

Shares issued for services at a price of $13.00	313	1	4,062	-	4,063

Shares issued for services at a price of $12.30	1,250	1	15,373	-	15,374

Net loss for the year ended December 31, 2015	-	-	-	(1,696,282)	(1,696,282)

Balance December 31, 2015	3,119,537	3,120	10,640,098	(7,564,120)	3,079,098

Shares forfeited	(10,000)	(10)	(257,990)	-	(258,000)

Shares issued for services at a price of $9.64	313	1	3,010	-	3,011

Shares issued for services at a price of $9.74	1,540	2	14,997	-	14,999

Shares issued for services at a price of $8.50	1,764	2	14,998	-	15,000

Shares issued for services at a price of $6.10	1,230	1	7,499	-	7,500

Shares issued for services at a price of $5.96	1,257	1	7,498	-	7,499

Fractional shares issued at reverse stock split	565	1	-	-	1

Stock options awarded to employees	-	-	200,504	-	200,504

Shares issued for services at a price of $6.00	2,083	2	12,498	-	12,500

Shares issued for services at a price of $5.92	15,500	15	91,745	-	91,760

Derivative value on issuance date - warrants and notes payable conversion feature	-	-	(447,850)	-	(447,850)

Debt discount on notes payable	-	-	447,850	-	447,850

Net loss for the twelve months ended December 31, 2016	-	-	-	(2,196,834)	(2,196,834)

Balance December 31, 2016	3,133,789	$3,135	$10,734,857	$(9,760,954)	$977,038

Sigma Labs, Inc. and Subsidiaries

Condensed Statements of Cash Flows

	Years Ended December 31
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(2,196,834)	$(1,696,282)
Adjustments to reconcile Net Income (Loss) to Net Cash used in operating activities:
Noncash Expenses:
Amortization	6,526	2,308
Depreciation	172,315	166,744
Stock Compensation	(345,759)	518,438
Net effect of derivative liability and debt discount related to notes payable	354,644	-
Note payable original issue discount	20,114	-
Note payable debt discount amortization	89,570	-
Change in assets and liabilities:
Accounts Receivable	(8,014)	(157,612)
Allowance for Doubtful Accounts	-	95,511
(Decrease in allowance for Doubtful Accounts)	-	(4,884)
Inventory	(167,112)	36,046
Prepaid Assets	2,631	23,702
Accounts Payable	73,782	(271,305)
Accrued Expenses	53,593	26,871
NET CASH USED IN OPERATING ACTIVITIES	(1,962,314)	(1,260,463)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(22,494)	(78,471)
Purchase of Intangible Assets	(65,332)	(74,104)
Investment in Joint Venture	8,722	(10,000)
Loss on Investment in Joint Venture	-	778
NET CASH USED IN INVESTING ACTIVITIES	(79,104)	(161,797)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable	900,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	900,000	-

NET CASH DECREASE FOR PERIOD	(1,141,418)	(1,422,260)

CASH AT BEGINNING OF PERIOD	1,539,809	2,962,069

CASH AT END OF PERIOD	$398,391	$1,539,809

Supplemental Disclosure for Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Common Stock for services	$152,265	$-
Cancellation of Common Stock previously issued for services	$(258,000)	$-
Derivative Liability	$93,206	$-

SIGMA LABS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc. The acquisition has been accounted for as a “reverse purchase,” and accordingly the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated. Unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation, which, until the short-form merger referenced below, was our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Prior to December 29, 2015, we conducted substantially all of our operations through B6 Sigma. On December 29, 2015, we completed a short-form merger of B6 Sigma into Sigma. As a result, B6 Sigma became part of Sigma and no longer exists as a subsidiary.

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2016 and 2015 and for the periods then ended have been made.

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

Fair Value of Financial Instruments – The Company adopted ASC 820, Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that requires the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:

Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:

Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:

Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, prepaid stock compensation, receivables accounts payable, and accrued liabilities each qualify as financial instruments and are a reasonable estimate of fair value because on the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

In addition, FASB ASC 825-10-25, Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Fair value of financial instruments is as follows:

	December 31, 2016		Date of Issuance October 17, 2016
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – $1 million of Notes issued October 17, 2016	$56,557	Level 3	$271,754	Level 3
Derivative liability – 160,000 warrants issued October 17, 2016	$36,649	Level 3	$176,096	Level 3

The derivative liability is the result of the $1 million of Notes, and the 160,000 warrants, that were issued in October 2016, both of which contain anti-dilution provisions in the event the Company engages in specified transactions. The Notes mature on October 17, 2017 and the warrants expire on October 17, 2019. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3) on October 17, 2016 and December 31, 2016:

Conversion feature derivative liability
Fair value on issuance date	$447,850
Change in fair value	(354,644)
Balance December 31, 2016	$93,206

At December 31, 2015, the Company had two outstanding warrants to purchase a total of 12,500 shares of common stock but the warrants did not contain anti-dilution provisions, and thus were not derivative liabilities. The fair value of one of the warrants of $271,250 was expensed on the date of issuance in 2014, and was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of two years, expected volatility of 201%, a risk-free interest rate of 0.39%, and an expected dividend yield of 0%. The fair value of the other warrant of $36,250 was expensed on the date of issuance in 2014, and was calculated using a Black-Scholes option pricing model with the following assumptions: expected life of two years, expected volatility of 287%, a risk-free interest rate of 0.41%, and an expected dividend yield of 0%.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company adopted the provisions of ASC Topic No. 740, “Accounting for Income Taxes,” at the date of inception on February 5, 2010. As a result of the implementation of ASC Topic No. 740, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the year ended December 31, 2016, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2016 or 2015. All tax years starting with 2010 are open for examination.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.”

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There no allowance for doubtful accounts at December 31, 2016 or 2015.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the years ended December 31, 2016 or 2015.

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

Deferred Stock Offering Costs – Costs related to stock offerings (if any) are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs relating to the offering will be written-off directly to expense.

Inventory – Inventories consist of raw materials used in the production of customized parts totaling $187,241 and $20,129, as of December 31, 2016 and 2015, respectively, and nominal work-in-process components which will be sold to customers. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2016 and 2015 were $92,992 and $330,554, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

In March 2015, the Company issued 5,000 shares of stock to a director. The Company also issued 2,500 shares of stock to an officer, and an aggregate of 10,519 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $10.60 or $191,000. During the years ended December 31, 2016 and 2015, 1,501 and 16,159 of the shares vested, respectively. The 1,501 shares unvested at December 31, 2015 (valued at $15,905) was reflected as prepaid assets.

In August 2015, in conjunction with the hiring of Ron Fisher, the Company's Vice President of Business Development, the Company issued to Mr. Fisher 1,250 shares of common stock, subject to performance-based vesting restrictions.

In November 2015, the Company issued 313 shares of common stock to an employee valued at $13.00 per share, or $4,063, and issued 1,250 shares of common stock to an employee valued at $12.30 per share, or $15,375.

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 311,484,918 pre-Reverse Stock Split shares to 3,114,855 post-Reverse Stock Split shares (after adjustment for any fractional shares). Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 375,000,000 to 3,750,000 shares of common stock.  All amounts shown for common stock included in these financial statements are presented post-Reverse Stock Split.

In February 2016, the Company issued 313 shares of common stock to a new employee, valued at $9.64 per share, or $3,012.

In March 2016, the Company issued 1,540 shares of common stock to a consultant, valued at $9.74 per share, or $14,999.

In April 2016, the Company issued 1,764 shares of common stock to a consultant, valued at $8.50 per share, or $15,000.

In May 2016, the Company issued 1,230 shares of common stock to a consultant, valued at $6.10 per share, or $7,499.

In June 2016, the Company issued 1,257 shares of common stock to a consultant, valued at $5.964 per share, or $7,498.

In July 2016, the Company issued 2,083 shares of common stock to a consultant, valued at $6.00 per share, or $12,501.

In July 2016, the Company issued 15,500 shares of common stock to an employee, valued at $5.92 per share, or $91,760.

On April 28, 2016, the Company's Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of the Company's common stock from 3,750,000 to 7,500,000 shares of common stock.  As of December 31, 2016, the Company had 7,500,000 shares of authorized common stock, $0.001 par value per share.

As of December 31, 2016 and 2015, there were 3,133,789 and 3,119,537 shares of common stock issued and outstanding, respectively.

Deferred Compensation

During July 2014, the Company issued to three employees an aggregate of 30,000 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan. Such shares were valued at the fair value of $774,000 or $25.80 per share. This compensation is being expensed over the vesting period. As of December 31, 2016 and 2015, the balance of unvested compensation cost expected to be recognized was $64,500 (2,500 shares valued at $25.80) and $387,000 (15,000 shares valued at $25.80), respectively, and is recorded as a reduction of stockholders’ equity. The unvested compensation is being recognized over the weighted average period of approximately 2 years (through July 2017).

In November 2014, the Company issued 7,500 shares of stock to a director, subject to restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $18.80 or $141,000. All shares vested during the year ended December 31, 2015.

As described under the Common Stock heading above, the Company issued 5,000 shares of stock to a director in March 2015. The Company also issued 2,500 shares of stock to an officer, and an aggregate of 10,519 shares of stock to two consultants, subject to vesting restrictions. The shares were issued pursuant to the 2013 Plan. The shares were valued at $10.60 or $191,000. 16,519 of the shares vested during the year ended December 31, 2015. The remaining 1,501 shares vested during the year ended December 31, 2016 (valued at $15,905).

As described under the Common Stock heading above, in August 2015, the Company issued 1,250 shares of stock to an employee, subject to performance-based vesting restrictions, pursuant to the Company's 2013 Equity Incentive Plan (the “2013 Plan”). The shares were valued at $11.80 or $14,750. As of December 31, 2016, 1,000 of the 1,250 shares are unvested. All of the 1,250 shares were unvested as of December 31, 2015.

As of December 31, 2016 and 2015, the balance of unvested compensation cost expected to be recognized was $167,562 and $418,547, respectively and is recorded as prepaid stock compensation. The unvested compensation is being recognized over the weighted average period of approximately 2 years (through July, 2017).

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at December 31, 2016 and 2015.

Stock Options

On April 28, 2016, at the Annual Meeting of Stockholders of the Company, the Company's stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company's common stock reserved for issuance under the 2013 Plan by 319,269 shares of our common stock to a total of 375,000 shares (on a post-Reverse Stock Split basis). As of December 31, 2016, an aggregate of 750 shares and 199,669 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

During 2016, the Company granted a total of 73,688 options to 10 employees with vesting periods ranging from 3 to 4 years beginning March 14, 2017. In 2016, 2,938 options vested, and $168,411 of compensation cost had been recognized during the year. As of December 31, 2016, there were options to purchase 101,188 shares outstanding under the plans. Of this amount, there are vested options exercisable into 2,938 shares of common stock. As of December 31, 2016, the Company had 200,419 shares reserved for future grant under its plans and there were no shares exercised during the years ended December 31, 2016 or 2015.

During 2015, the Company granted a total of 28,438 options to three employees with vesting periods ranging from one to four years beginning August 10, 2015. As of December 31, 2015, none of the option grants had vested, and only a nominal amount of compensation cost had been recognized during the year. The weighted average period over which total compensation cost of the options of $306,796 will be recognized is 3.81 years. The weighted average exercise price of the options was $11.88 and the weighted average fair value of the options on the dates of grant was $11.82.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company's stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over four years of service and expire ten years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 is $341,558 and $518,438, respectively. There was no capitalized share-based compensation cost as of December 31, 2016 and 2015, and there were no recognized tax benefits during the years ended December 31, 2016 and 2015.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2016 and 2015:

Assumptions:

	2016	2015

Dividend yield	0.00	0.00
Risk-free interest rate	1.13-2.32%	2.24-2.32%
Expected volatility	67.3-78.9%	80.5-184%
Expected life (in years)	10	10

Option activity for the year ended December 31, 2016 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2015	28,438	11.90	9.65	-
Granted	73,688	7.09	9.53	-
Exercised	-	-	-	-
Forfeited or cancelled	(938)	13.00	-	-

Options outstanding at December 31, 2016	101,188	8.39	9.29	-
Options expected to vest in the future as of December 31, 2016	98,250	8.29	9.30	-
Options exercisable at December 31, 2016	2,938	11.78	8.78	-
Options vested, exercisable and options expected to vest at December 31, 2016	101,188	8.39	9.29	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.24 closing price of our Common Stock on December 31, 2016. None of the options have an exercise price currently below $3.24.

At December 31, 2016 and 2015, there was $452,551 and $619,300, respectively, of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 9.29 and 9.65 years, respectively.

Warrants

At December 31, 2016, the Company had two outstanding warrants to purchase a total of 80,000 shares of common stock at an exercise price of $8.10 per share. If not exercised, the warrants to purchase 80,000 shares will expire on October 17, 2019.

At December 31, 2015, the Company had two outstanding warrants to purchase a total of 12,500 shares of common stock at an exercise price of $16.00 per share. Warrants to purchase 10,938 shares expired on January 10, 2016 and warrants to purchase 1,563 expired on June 4, 2016.

During the year ended December 31, 2015, a warrant to purchase 10,186 shares of common stock at an exercise price of $30.00 per share as well as a warrant to purchase 71,297 shares of common stock at an exercise price of $30.00 per share expired.

NOTE 3 – Notes Payable

Effective October 17, 2016, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the private placement by the Company of Secured Convertible Notes in the aggregate principal amount of $1,000,000 (the "Notes") and warrants (the "Warrants") to purchase up to 80,000 shares (the "Warrant Shares") of the Company's common stock ("Common Stock") (subject to adjustment in certain circumstances), for aggregate gross proceeds, before expenses, to the Company of $900,000 (the “Financing Transaction”).

The Notes carry a one-time upfront interest charge of a total of $100,000, which is being expensed to interest expense monthly over the 1-year term of the Notes and correspondingly increases in the Notes Payable balance each period. As of December 31, 2016, the Notes Payable balance is $920,114. However, the effective Notes Payable balance is $1 million since that is the amount we would have to pay in order to payoff the note anytime between now and the maturity date of October 17, 2017, in addition to accrued interest and a 15% pre-payment penalty.

The Notes carry an interest rate of 10% per annum, calculated on the basis of a 360-day year, based on the $1 million Notes Payable effective balance. Such interest is payable every three months in cash, or, at the holder’s option, in unrestricted shares of Common Stock, if a registration statement is then in effect for such shares of common stock.

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

The Notes are convertible into shares of Common Stock at a conversion price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Notes (subject to adjustment as provided therein). As such, as of December 31, 2016, the conversion price of the Notes was $8.10, which is 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance.

Each Warrant has an initial exercise price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Warrants (subject to adjustment as provided therein), which Warrants may be exercised on a cashless basis as provided in the Warrants. As such, as of December 31, 2016, the exercise price of the Warrants was $4.05, which is 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance.

NOTE 4 – Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. However, the Company has had increasing revenues in recent periods. In addition, the Company has raised significant equity capital and is currently securing new product lines to increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5.25 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. As such, the Company believes it has adequate working capital and cash to fund operations through 2017, and has entered into significant revenue contracts that are expected to generate cash flow in the near term.

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

The Company has available at December 31, 2016, unused operating loss carryforwards of approximately $8,328,160, which may be applied against future taxable income and which expire in various years through 2035. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $3,767,996 and $2,914,526 at December 31, 2016 and 2015, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is approximately $853,470 and $659,006 for the years ended December 31, 2016 and 2015, respectively.

Deferred tax assets are comprised of the following:

	2016	2015

Deferred tax assets:
NOL carryover	$3,235,490	$2,382,020
Impairments	33,931	33,931
Warrants	498,575	498,575
Valuation allowance	(3,767,996)	(2,914,526)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (34%) to the Company’s effective tax rate for the period ended December 31, 2016 and 2015 is as follows:

	2016	2015

Book Loss	$746,924	$576,736
State taxes	106,546	82,270
Deductible differences	-	-
Change in valuation allowance	(853,470)	(659,006)

Provision for Income Taxes	$-	$-

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2016 and 2015:

	Year Ended December 31
	2016	2015

Loss from continuing
Operations available to
Common stockholders (numerator)	$(2,196,834)	$(1,696,282)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	3,125,022	3,114,241

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Furniture and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a three-year period, less accumulated depreciation, as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Property and Equipment	$993,843	$966,936
Less: Accumulated Depreciation	(428,910)	(252,182)
Net Property and Equipment	$564,933	$714,754

Depreciation expense on property and equipment was $172,315 and $166,744 for the years ended December 31, 2016 and 2015, respectively.

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

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2016 and 2015, respectively:

	Year Ended December 31,
	2016	2015

Provisional Patent Applications	$183,574	$137,927
Patents	59,701	39,252
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(278,833)	(271,544)

Net Intangible Assets	$226,450	$167,644

Amortization expense on intangible assets was $2,309 and $2,308 for the years ended December 31, 2016 and 2015.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2017	2,309
2018	2,309
2019	2,309
2020	2,309
Thereafter	18,172

$29,717

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $56,025 and $49,637 for the years ended December 31, 2016 and 2015, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2016 was $40,275. The future minimum lease payments are due during the year 2017.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2016 and 2015, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2016	2015

A	40.93%	42.93%
B	29.97%	10.06%
D	8.72%	19.57%
E	7.03%	3.04%
F	4.61%	3.85%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2016 and 2015, respectively.

Customer	2016	2015

A	75,74%	37.30%
B	5.31%	14.01%
C	5.24%	27.49%
D	4.12%	7.18%
E	3.18%	0%
F	3.0%	0%

NOTE 11 - Joint Venture

As previously reported in our Form 8-K filed with the SEC on July 6, 2015, we entered into an Operating Agreement and Statement of Work with Arete Innovative Solutions LLC (“Arete”). The Operating Agreement and Statement of Work governed the operations of Arete-Sigma LLC (the "Joint Venture"), a joint venture formed by us and Arete for the purpose of pursuing business opportunities related to AM utilizing our EOS M290 or like machines, including enabling and implementing sales and manufacturing transactions. Under the Operating Agreement and Statement of Work, among other matters reported in our Form 8-K and set forth in the Operating Agreement and Statement of Work, (i) each of Sigma and Arete held a 50% ownership interest in the Joint Venture, and (ii) the Joint Venture was managed by William F. Herman, President of Arete, subject to certain limitations. Based on the Operating Agreement, the Company held the non-controlling interest in the Joint Venture. Therefore, the Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. During the years ended December 31, 2016 and 2015, net operations resulted in a loss on the investment of $105 and $778, respectively. The Company terminated the Joint Venture in 2016, but is continuing to pursue business opportunities related to AM utilizing the Company's EOS M290 or like machines.

Note 12 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (Plan), in which all employees over the age of 21 may participate. The Company has elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The Company may also elect, on an annual basis, to make a discretionary contribution to the plan. Company matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. The cost of matching contributions were $35,488 in 2016 and $18,315 in 2015.

NOTE 13 – Subsequent Events

In connection with their appointment to the Company’s Board of Directors, on January 10, 2017, the Company granted each of Sam Bell and Frank Garofalo 5,000 shares of common stock of the Company, under the Company’s 2013 Equity Incentive Plan, with such shares to vest in four equal, successive quarterly installments of 1,250 shares each, beginning on April 10, 2017, subject to the requirement that each of Messrs. Bell and Garofalo, as applicable, must remain a director of the Company.

Effective February 15, 2017, our Amended and Restated Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State. The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-2 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 6,307,577 pre-Reverse Stock Split shares to 3,153,801 post-Reverse Stock Split shares (after adjustment for any fractional shares). Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 15,000,000 to 7,500,000 shares of common stock, $0.001 par value per share.

On February 21, 2017, the Company closed an underwritten public offering of 1,410,000 units, with each unit consisting of one share of the Company's common stock and one warrant to purchase one share of common stock. The underwriter exercised the over-allotment option covering additional warrants to purchase up to 211,500 additional shares of common stock.

Gross proceeds to the Company from the offering, including the exercise of the over-allotment option, were approximately $5.8 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Dawson James Securities, Inc. acted as the sole underwriter for the offering.

The shares and warrants described above were offered by Sigma Labs pursuant to a registration statement previously filed with and subsequently declared effective by the Securities and Exchange Commission ("SEC"). A final prospectus relating to the offering was filed with the SEC and is available on the SEC's website at http://www.sec.gov, or by contacting Dawson James: 1 N. Federal Hwy; Suite 500, Boca Raton, FL 33432, ATTN: Prospectus Department.

On February 14, 2017, in connection with the offering, The NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock and warrants on The NASDAQ Capital Market, effective as of February 15, 2017 (the "Listing"). The Company’s common stock ceased trading on the OTCQB on February 15, 2017, and on such date the common stock and the above described warrants commenced trading on The NASDAQ Capital Market under the ticker symbols “SGLB” and “SGLBW,” respectively.

On February 15, 2017, in conjunction with John Rice's appointment as a director of the Company, the Company issued Mr. Rice 5,231 shares of common stock, which shares will vest in four equal, successive quarterly installments beginning on the first quarterly anniversary of the grant date, provided that an installment will not vest if Mr. Rice is not a director of the Company as of the applicable quarterly anniversary date.

On February 16, 2017, the Company and Mark J. Cola entered into an employment agreement (the "Employment Agreement") for a three-year term, pursuant to which Mr. Cola will continue to serve as the Company’s President, Chief Executive Officer and Chief Operating Officer. The Employment Agreement became effective as of the closing of the public offering described above. Under the Employment Agreement, Mr. Cola is entitled to receive an annual base salary of $220,000, which will be subject to increase in the discretion of the board of directors or Compensation Committee based on its annual assessment of Mr. Cola’s performance and other factors. Pursuant to the Employment Agreement, the Company granted Mr. Cola a stock option to purchase up to 123,750 shares of our common stock under the Company's 2013 Equity Incentive Plan, as amended, vesting in equal quarterly installments over an 18-month period. The Company agreed in the Employment Agreement that, on each of the first and second anniversaries of the effectiveness of the Employment Agreement, Mr. Cola will receive a stock option to purchase 61,875 shares of our common stock. Each stock option will have an exercise price equal to the closing price of our common stock on the date of grant and will vest and become exercisable in equal quarterly installments over an 18-month period, provided, in each case, that Mr. Cola remains an employee of the Company through such vesting date.

On March 27, 2017, we completed funding a loan in the principal amount of $500,000 to Morf3D pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to us. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at our option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The Secured Convertible Promissory Note also contains representations, warranties, and affirmative and negative covenants of Morf3D and its principal stockholders. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D for Morf3D to expand production for contracts related to AM of high-precision aerospace & defense components, in furtherance of our strategic alliance and in contemplation of a possible acquisition of or merger with Morf3D.