Form 10-K/A
period 2016-12-31
SIGMA LABS, INC.
filed 2017-05-10
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K/A

(Amendment No. 1)

______________________

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission file number: 001-38015

SIGMA LABS, INC.

(Exact name of registrant as specified in its charter)

___________________

Nevada		27-1865814
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
3900 Paseo del Sol Santa Fe, New Mexico 87507
(Address of principal executive offices)
(505) 438-2576
Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share; Warrants to Purchase Common Stock, par value $0.001 per share

Name of each exchange on which registered: The NASDAQ Stock Market LLC.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .
		Emerging growth company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      .

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

The outstanding number of shares of the registrant’s common stock as of May 10, 2017 was 4,570,199.

TABLE OF CONTENTS
		Page
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11.	EXECUTIVE COMPENSATION	9
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	16
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	17
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	18
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	18
ITEM 16.	FORM 10-K SUMMARY	18

EXPLANATORY NOTE

Sigma Labs, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to our annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the "Commission") on March 31, 2017 (the "Form 10-K") to provide the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end.  Such information is included in our preliminary proxy statement filed on April 14, 2017; however we have not yet filed our definitive proxy statement because our annual meeting of stockholders has been postponed.  We are filing this Amendment to include Part III information in our Form 10-K because we are rescheduling our annual meeting of stockholders, which was originally scheduled for June 7, 2017; however a new date has not yet been determined so we do not yet know the date on which we will file our definitive proxy statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Items 15 and 16 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Form 10-K.  This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the filing of the Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of May 10, 2017:

Name	Age	Position
Mark J. Cola	57	President, Chief Executive Officer, Chief Operating Officer and Director
Murray Williams	46	Chief Financial Officer and Treasurer
Ronald Fisher	47	Vice President of Business Development
Amanda Cola	40	Vice President of Finance and Business Operations and Secretary

Mark J. Cola was appointed as Chief Executive Officer of the Company on September 20, 2012 and President, Chief Operating Officer and a director of the Company in September 2010. Additional information regarding Mr. Cola is set forth below under “Board of Directors and Corporate Governance.”

Murray Williams has served as our Chief Financial Officer and Treasurer since July 18, 2016. From November 14, 2012 until July 18, 2016, Mr. Williams served as the Chief Financial Officer of Hang With, Inc., a real-time social video platform for Android and iPhone that connects users around the world via live-streaming mobile video and simultaneous chat - allowing vast numbers of people to “Hang with” each other in real time − while enabling celebrities to authentically connect with their fans. From November 2012 until November 2015, Mr. Williams also served as the Chief Financial Officer of MEDL Mobile Holdings, Inc., a public company engaged in the custom development of smartphone Apps for customers that vary in size from small start-ups to large multinational corporations, in a diverse range of industries including retail, fast food, air travel, medical devices, higher education and fashion. From March 2008 until September 2011, Mr. Williams served as the Chief Financial Officer, Treasurer and Secretary of GTX Corp, a public company engaged in the commercialization of miniaturized assisted GPS tracking and cellular location-transmitting technologies.

Mr. Williams is the founder, President and CEO of FA Corp, an independent consulting firm providing accounting and finance services for various companies since August 2001. Mr. Williams was one of the founding members of Buy.Com, Inc., became an employee in February 1998, was the chief financial officer and worked with the company until August 2001. During his three and a half year tenure, Buy.com sold over $1 billion in products and Mr. Williams created and developed the finance, legal, business development and H/R departments, raised $225 million in private funding, took the company public in February 2000 with a $2 billion valuation and managed Buy.Com’s expansion into Europe, Canada and Australia. From January 1993 through January 1998, Mr. Williams was employed with KPMG Peat Marwick, LLP, and last served as a Manager in their assurance practice where he managed a team of over 20 professionals specializing in financial services. Mr. Williams has helped take seven companies public since February 2000. Mr. Williams is a CPA and received his license in 1995. Mr. Williams received degrees in both Accounting and Real Estate from the University of Wisconsin-Madison in 1992.

Ronald Fisher was appointed as Vice President of Business Development of Sigma on August 10, 2015, and leads the PrintRite3D® Operating Division. Mr. Fisher is a Mechanical Engineer with hands-on experience in quality, manufacturing, and product development. He has an MBA and has distinguished himself as a lead sales and marketing officer as well as a Chief Operating Officer. He was a Program Manager at Swagelok from 1988-2004, and Vice President and General Manager, Aftermarket and Geometry Systems, at Micropoise Measurement Systems from 2004 until 2013, and a Partner and COO of Laszeray Technology, LLC from 2013 until 2014. Mr. Fisher holds a Bachelors Degree in Mechanical Engineering Technology from the University of Akron as well as an MBA from Kent State University.

Amanda Cola was appointed as Vice President of Finance and Business Operations of Sigma on September 11, 2015, and served as Business Operations Manager of Sigma from July 21, 2014 until September 11, 2015. From 1994 to 2014, Mrs. Cola worked within the NNSA Weapons Complex at Los Alamos National Laboratory at which she held various positions, including Senior Financial Lead and Procurement Specialist of the CFO Division and Business Operations Division, respectively. At Los Alamos National Laboratory, Mrs. Cola worked with a wide range of national security missions crucial to DOE Mission Objectives for programs such as Environmental Management, Non-Proliferation and Science, Technology and Engineering. Mrs. Cola graduated with honors from the College of Santa Fe with a BA degree in Accounting and an MBA in Finance.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of May 10, 2017, and certain other information for our director, Mark Cola, with a term expiring at the Annual Meeting and for each of the other current members of our Board of Directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice (1)(2)(3)	I	70	Director	2017	2018
Sam Bell (1)(2)(3)	II	80	Director	2017	2019
Frank J. Garofalo(1)(2)(3)	II	66	Director	2017	2019
Mark J. Cola	III	57	President, Chief Executive Officer, Chief Operating Officer and Director	2010	2017

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Nominating and Corporate Governance Committee

Directors

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

Sam Bell was appointed to our Board of Directors on January 10, 2017. Mr. Bell was President of Los Angeles Business Advisors (LABA) from 1996 to 2004, at which time, LABA ceased operations. LABA was comprised of 30 chief executive officers of major companies in the Los Angeles region and focused on high impact projects where their collective resources could be utilized to positively influence the economic vitality of the area. Prior to joining LABA, Mr. Bell was Area Managing Partner of Ernst & Young, certified public accountants, for the Pacific Southwest Region, retiring in 1996 after 39 years with the firm.

Mr. Bell currently serves, or has served in the past, in high-level positions for numerous charitable and educational concerns. He is currently a board member, and Vice-Chairman and Chairman of the respective Audit Committee, of TCW Strategic Income Fund, Inc. and TCW Funds. Since 2002, he has served on the board of directors of Point.360, a public company that is one of the largest providers of video and film asset management services to owners, producers and distributors of entertainment content. Mr. Bell also serves as the Chairman of Point.360’s Audit Committee of its Board of Directors, and as a member of its Compensation Committee, and Nominating and Governance Committee. Mr. Bell earned a Bachelor of Arts degree in Business and Accounting from the University of Texas at Austin.

Our board of directors believes that Mr. Bell is qualified to serve as a member of the board because of his extensive accounting experience, which will assist the board and the audit committee in addressing the numerous accounting-related issues, regulations and SEC reporting requirements to which public companies are subject.

Frank J. Garofalo was appointed to our Board of Directors on January 10, 2017. For more than three decades, Mr. Garofalo has been a management consultant and corporate finance advisor working on “special assignments” for chief executive officers and boards of directors, primarily in technology driven markets, assisting companies ranging from $10 million to over $10 billion in size. His career in professional services includes his serving as Vice President in the Investment Banking division of PaineWebber (now UBS) and as Director and Senior Consultant in Arthur D. Little’s Technology consulting practice.

While at Arthur D. Little, Mr. Garofalo was the lead manager on a number of major studies for Fortune 500 client organizations in product/market forecasting, technology trends assessments, market research, strategic business planning, evaluations of diversification and acquisition opportunities. He also assisted in the launch of CAD/CAM, CAE and Advance Manufacturing practice within the Technology group at Arthur D. Little. While at PaineWebber Corporate Finance Group, his assignments included dozens of business development, corporate development and corporate finance projects including private placements of equity financing, mergers, acquisition, divestitures and establishing joint ventures / strategic alliances.

Mr. Garofalo is an expert in strategic, competitive, and market analysis with an emphasis on business and corporate development and the maximization of shareholder value. He has served on a number boards. He was a Director of J.M. Lafferty Associates, Inc in Chicago, a financial analytics and portfolio research firm, when he acted as advisor in the sale of the business to Corporate Development Board. From 2000 until 2011, he was a Director of Dynagraf, Inc., one of the top Marketing Communications companies in New England, where he acted as advisor in the sale of the business to Universal Millennium.

Mr. Garofalo earned a Bachelor of Science degree in Electrical Engineering from the Massachusetts Institute of Technology, a Master of Science degree in Computer Systems Engineering from the University of Michigan, and a Master of Business Administration from Harvard University.

Our board of directors believes that Mr. Garofalo is qualified to serve as a member of the board because of his extensive experience in rendering a wide variety of management and financial advisory services.

John Rice was appointed to our Board of Directors on February 15, 2017, and was appointed as Chairman of our Board on April 19, 2017. Mr. Rice has extensive experience in business operations. In 1990, Mr. Rice founded ASiQ, LLC, a firm specializing in operations management services ranging from launching successful startups and executing business turnarounds to financings, crisis management and the repositioning of enterprises for sale at optimum market prices. Mr. Rice presently serves as ASiQ’s CEO and President. He also served as CEO of Coca-Cola Bottling Company of Santa Fe, a client of ASiQ’s, from 2009 to 2015. From 2010 to 2012, Mr. Rice served as Director and Contracts Officer of Detector Networks International. Mr. Rice frequently lectures on breakout growth strategies, crisis management, corporate turnarounds, venture capital, and financial structuring and strategies. He has also served on a number of boards. Since 2005, Mr. Rice has served as Director of New Mexico Angels, Inc., a New Mexico based group of accredited individual angel investors. Since 2016, Mr. Rice has served as Director of Akal Security, Inc. He was also a Director of Detector Networks International from 2010-2012, where he successfully negotiated business turnaround for the company. Mr. Rice is an honors graduate of Harvard College.

Our board of directors believes that Mr. Rice is qualified to serve as a member of the board because of his broad and deep experience in improving business operations, engineering financial structures that support ongoing needs of operating companies, and building investor and shareholder values.

Director Independence

Our Board of Directors currently consists of four members. Mr. Cola is not considered an independent director, because he serves as our President and Chief Executive Officer. Our Board of Directors has determined that each of our other directors is an independent director in accordance with the listing requirements of The NASDAQ Stock Market. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers, except that Mr. Cola and Amanda Cola are husband and wife.

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

•

the Class I director is John Rice, with a term expiring at our 2018 annual meeting of stockholders;

•

the Class II directors are Sam Bell and Frank J. Garofalo, with terms expiring at our 2019 annual meeting of stockholders and

•

the Class III director is Mark J. Cola, and his term will expire at the 2017 annual meeting of stockholders.

Our Board of Directors appointed John Rice as Chairman of the Board on April 19, 2017. Our amended and restated bylaws provide that the authorized number of directors may be changed by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.

Leadership Structure of the Board

Our directors may be removed with or without cause at any meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our amended and restated bylaws provide our Board of Directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer, if we elect to appoint a Chairman of the Board. Currently, the position of Chairman of the Board of Directors is held by Mr. Rice, who was appointed as Chairman on April 19, 2017. Until Mr. Rice’s appointment, we did not have a Chairman, and Mr. Cola, our President and Chief Executive Officer, generally chaired meetings of our board. The Chairman of the Board is appointed by our Board of Directors on an annual basis.

Our Board of Directors currently believes that this structure is best for our Company, as it allows the Chief Executive Officer to focus on the Company’s strategy, business and operations, while enabling Mr. Rice to manage our Board of Directors and serve as a liaison between our Board of Directors and our Company’s senior management. Our Board of Directors also currently believes the separation of offices is beneficial, because a separate Chairman can provide the Chief Executive Officer with guidance and feedback on his performance and the Chairman provides a more effective channel for our Board of Directors to express its views on management. This structure can also enable Mr. Rice and the Chief Executive Officer and the other members of our Board of Directors, to be better informed and to communicate more effectively on issues, including with respect to risk oversight matters.

Our Board of Directors does not believe that a formal policy separating the positions of Chairman of the Board and Chief Executive Officer is necessary or desirable. Our Board of Directors continually evaluates our leadership structure and could, in the future, decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2016, the Board of Directors held five meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2016 Annual Meeting of Stockholders.

Our board has established three standing committees-audit, compensation, and nominating and corporate governance-each of which operates under a written charter that has been approved by our board. Until February 15, 2017, when our common stock became listed on The NASDAQ Capital Market, we were not required to establish or maintain an audit, nominating or compensation committee. Each committee charter has been posted on the Investors section of our website at www.sigmalabsinc.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Audit Committee

The Audit Committee’s responsibilities include:

•

appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•

overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•

reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•

monitoring our internal control over financial reporting, disclosure controls and procedures;

•

establishing procedures for the receipt, retention and treatment of accounting related complaints and concerns;

•

meeting independently with our registered public accounting firm and management;

•

reviewing and approving or ratifying any related person transactions;

•

reviewing and approving or ratifying any related person transactions; and

•

preparing the Audit Committee report required by SEC rules.

The members of our Audit Committee are Messrs. Bell, Garofalo and Rice, and Mr. Bell serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Bell, Garofalo and Rice is an independent director under NASDAQ rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The Audit Committee met three times during 2016.

Compensation Committee

The Compensation Committee’s responsibilities include:

•

annually reviewing and approving corporate goals and objectives applicable to CEO compensation;

•

determining our CEO’s compensation;

•

reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;

•

overseeing an evaluation of our senior executives;

•

overseeing and administering our equity incentive plans;

•

reviewing and making recommendations to our board with respect to director compensation; and

•

reviewing and discussing annually with management our “Compensation Discussion and Analysis” when it is required by SEC rules to be included in our Proxy Statements.

The members of our Compensation Committee are Messrs. Bell, Garofalo and Rice, and Mr. Garofalo serves as the chairperson of the committee. Our board has determined that each of Messrs. Bell, Garofalo and Rice is independent under the applicable NASDAQ rules and regulations, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code. The Compensation Committee was established effective February 15, 2017 (i.e., when our common stock became listed on The NASDAQ Capital Market).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

•

identifying individuals qualified to become board members;

•

recommending to our board the persons to be nominated for election as directors and to each of the board’s committees; and

•

overseeing an annual evaluation of the board.

The members of our Nominating and Corporate Governance Committee are Messrs. Bell, Garofalo and Rice, and Mr. Bell serves as the chairperson of the committee. Our board has determined that each of Messrs. Bell, Garofalo and Rice is independent under the applicable NASDAQ rules and regulations. The Nominating and Corporate Governance Committee was established effective February 15, 2017 (i.e., when our common stock became listed on The NASDAQ Capital Market).

Code of Ethics and Business Conduct

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors. The code is available at www.sigmalabsinc.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or NASDAQ. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Considerations in Evaluating Director Nominees

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our Nominating and Corporate Governance Committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our Nominating and Corporate Governance Committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. Nominees must also have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our Nominating and Corporate Governance Committee to perform all board of director and committee responsibilities. Members of our Board of Directors are expected to prepare for, attend, and participate in all board of director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, our Board of Directors believes that our Board of Directors should be a diverse body, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints. Our Nominating and Corporate Governance Committee also will consider these and other factors as it oversees the annual board of director and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends to our full Board of Directors the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors

Our Nominating and Corporate Governance Committee will consider candidates for director recommended by stockholders so long as such recommending stockholder was a stockholder of record both at the time of giving notice and at the time of the annual meeting, and such recommendations comply with our amended and restated articles of incorporation and amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact the Secretary in writing. Our Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks we face. Throughout the year, senior management reviews these risks with the Board of Directors at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through standing committees of the Board of Directors that will address risks inherent in their respective areas of oversight. In particular, our Audit Committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-person transactions. Our Nominating and Governance Committee monitors the effectiveness of our corporate governance guidelines that we may adopt or amend from time to time. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking by our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report anyone who filed a required report late during the most recent fiscal year. Since we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act during 2016, Section 16(a) of the Exchange Act did not apply to us in 2016.

ITEM 11.

EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our board of directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our Compensation Committee and is involved in the determination of compensation for the respective executive officers that report to him. Our Chief Executive Officer does not determine his own compensation. Our Chief Executive Officer makes recommendations to our Compensation Committee regarding short- and long-term compensation for all executive officers based on our results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our Compensation Committee then reviews the recommendations and other data and makes decisions (or makes recommendations to the Board) as to total compensation for each executive officer as well as each individual compensation component.

The following table sets forth certain information concerning the compensation for services rendered to us in all capacities for the fiscal years ended December 31, 2015 and 2016 of Mark J. Cola, our principal executive officer, Ronald Fisher, our Vice President of Business Development, and Amanda Cola, our Vice President of Finance and Business Operations (collectively, the “named executive officers”). No other executive officer of the Company earned annual compensation in 2015 or 2016 that exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Mark J. Cola - President, Chief Executive Officer, Chief Operating Officer, and Director (Principal Executive Officer)	2016	180,000	(1)	—		—		—		—	180,000
	2015	180,000	(1)	---		—		—		—	180,000

Ronald Fisher - Vice President of Business Development(2)	2016	180,000	(1)	—		—		21,108	(4)	—	201,108
	2015	63,750	(1)	—		14,750	(3)	279,343	(4)	—	357,843

Amanda Cola - Vice President of Finance and Business Operations(5)	2016	90,000	(1)	10,000	(6)	—		71,394	(7)	—	171,394
	2015	89,250	(1)	—		—		—		—	89,250

(1)	Actual amounts paid or accrued.
(2)	Ronald Fisher became our Vice President of Business Development on August 10, 2015.
(3)	The amount shown reflects 1,250 shares of common stock, subject to vesting restrictions, which were issued to Mr. Fisher during 2015. All such shares remained unvested at December 31, 2015.
(4)

In 2015, an option to purchase up to 23,750 shares of common stock of the Company, subject to vesting restrictions, at an exercise price equal to $11.80 per share was granted to Mr. Fisher in connection with the commencement of his employment with the Company. The option had an aggregate grant date fair value of $279,343, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model. In 2016, an option to purchase up to 5,000 shares of common stock of the Company, subject to vesting restrictions, at an exercise price equal to $5.28 per share was granted to Mr. Fisher under his employment with the Company. The option had an aggregate grant date fair value of $21,108, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

(5)

Amanda Cola was appointed Vice President of Finance and Business Operations of Sigma on September 11, 2015. Prior to that, Mrs. Cola had been our Business Operations Manager from July 21, 2014 until September 11, 2015.

(6)

On July 14, 2016, Mrs. Cola was awarded a bonus in the amount of $10,000 in recognition of Mrs. Cola’s services during 2016 and the various milestones that she helped the Company achieve, including in relation to a company-wide DCAA government audit, along with implementing state-funded programs which in turn provides cash payments to the Company.

(7)

An option to purchase up to 15,000 shares of common stock of the Company, subject to vesting restrictions, at an exercise price of $5.92 per share was granted to Mrs. Cola on July 22, 2016. The option had an aggregate grant date fair value of $71,394, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

Executive Officer Employment Agreements

Mark J. Cola

Prior to February 21, 2017, Mr. Cola, our President and Chief Executive Officer, was party to an “at will” unwritten employment arrangement with the Company. Under Mr. Cola’s employment arrangement, Mr. Cola’s salary was $15,000 per month, and he was eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Cola was eligible under his employment arrangement to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan.

Effective as of February 21, 2017, the Company and Mr. Cola entered into an employment agreement for a three-year term, pursuant to which Mr. Cola will continue to serve as the Company’s President, Chief Executive Officer and Chief Operating Officer. Under the employment agreement, Mr. Cola is entitled to receive an annual base salary of $220,000, which will be subject to increase in the discretion of the Board of Directors or Compensation Committee based on its annual assessment of Mr. Cola’s performance and other factors. Pursuant to the employment agreement, the Company granted Mr. Cola a stock option to purchase up to 123,750 shares of our common stock under the Company’s 2013 Equity Incentive Plan, vesting in equal quarterly installments over an 18-month period. The Company agreed in the employment agreement that, on each of the first and second anniversaries of the effectiveness of the employment agreement, Mr. Cola will receive a stock option to purchase 61,875 shares of our common stock. Each stock option will have an exercise price equal to the closing price of our common stock on the date of grant and will vest and become exercisable in equal quarterly installments over an 18-month period, provided, in each case, that Mr. Cola remains an employee of the Company through such vesting date. Under the employment agreement, Mr. Cola is entitled to participate in employee benefit and welfare plans and programs of the Company, and, in the event the Company’s terminates Mr. Cola’s employment without “cause,” he is entitled to receive compensation and benefits received as of the date of termination for the lesser of the remaining term of employment or a period of 24 months.

“Cause” for purposes of Mr. Cola’s employment agreement, means: (i) fraud, embezzlement or any other illegal act committed by Mr. Cola in connection with his duties as an executive of the Company; or (ii) upon at least thirty days’ notice to Mr. Cola if Mr. Cola shall be in material breach of any fiduciary duty to the Company or any material provision of his employment agreement other than as provided in clause (i) above and shall have failed to cure such breach prior to the termination of his employment.

Ronald Fisher

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, a stock option to purchase up to 23,750 shares of common stock of the Company, at an exercise price equal to $11.80 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option vested and became exercisable as to 1,375 shares on the first anniversary of the grant date, and will vest and become exercisable as to (ii) 3,375 shares on the second anniversary of the grant date, (ii) 6,375 shares on the third anniversary of the grant date, and (iii) 12,625 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. Mr. Fisher also was issued under his employment agreement 1,250 shares of common stock, subject to performance-based vesting restrictions. Additionally, the Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 5,000 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vests and becomes exercisable as to (i) 300 shares on August 11, 2017, (ii) 700 shares on August 11, 2018, (iii) 1,350 shares on August 11, 2019, and (iv) 2,650 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2017, 2018, 2019 and 2020. Under his employment agreement, Mr. Fisher is entitled to receive performance-based cash bonuses of $25,000 each if the Company receives certain contracts during the first eighteen months of Mr. Fisher’s employment. No such bonuses were earned as of December 31, 2016. Further, Mr. Fisher is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

Amanda Cola

Effective as of July 21, 2014, we entered into an “at will” employment agreement with Mrs. Cola, under which Mrs. Cola was engaged to serve as our Business Operations Manager, which agreement was amended effective July 21, 2015 to convert Mrs. Cola’s position to a full-time position. Under the employment agreement, Mrs. Cola is entitled to receive an annual base salary of $90,000, and the Company issued her as of the effective date of her employment agreement 10,000 shares of common stock under the Company’s 2013 Equity Incentive Plan. Of these shares, 2,500 vested on the date of grant, 2,500 shares vested on the first annual anniversary of Mrs. Cola’s employment agreement, 2,500 shares vested on the second annual anniversary of Mrs. Cola’s employment agreement, and the balance of the shares will vest on the third annual anniversary of the employment agreement, provided that Mrs. Cola remains in the Company’s continuous employ through such vesting date. On September 11, 2015, Mrs. Cola’s title was changed to Vice President of Finance and Business Operations of the Company. Effective as of July 22, 2016, the Company granted Mrs. Cola, under the Company’s 2013 Equity Incentive Plan, a non-qualified stock option to purchase up to 15,000 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, and will vest and become exercisable in four annual installments over four years. Effective as of April 19, 2017, Mrs. Cola’s salary was increased to $115,000 per annum and she was granted a non-qualified stock option to purchase up to 20,000 shares of our common stock at an exercise price equal to $3.27 per share, which was the closing market price of our common stock on April 19, 2017 (i.e., the date of grant), which is subject to vesting.

New Plan Benefits

Other than with respect to certain awards to be made to our non-employee directors as described in “Director Compensation” below and stock options that we must grant to Mark Cola pursuant to his employment agreement with the Company, the amount and timing of awards under the 2013 Plan will be determined in the sole discretion of the Administrator. Except for the awards and stock options referenced in the immediately preceding sentence, the future awards that will be received under the 2013 Plan by executive officers, other employees, directors and other persons are discretionary and therefore are not determinable at this time, and, therefore, the table below shows the aggregate number of awards granted under the 2013 Plan during 2016.

Name and Position	Shares Subject to Options	Stock Awards
Mark J. Cola, President and CEO	0	0
Ronald Fisher, VP of Business Development	5,000	0
Amanda Cola, VP of Finance and Business Operations	15,000	0
Executive Group	51,500	15,500
Non-Executive Director Group	0	0
Non-Executive Officer Employee Group	21,250	0

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth outstanding equity awards as of December 31, 2016 held by our named executive officers.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market value of unearned shares that have not vested ($)
Mark J. Cola	—	—	—		—	—	—	—
Ronald Fisher(1)	1,375	22,375	11.80	8/10/25	—	—	1,250	2,025
Amanda Cola(2)	—	15,000	5.92	7/22/26	—	—	2,500	4,050

(1) In August 2015, in conjunction with the hiring of Ronald Fisher, the Company’s Vice President of Business Development, the Company (i) issued to Mr. Fisher 1,250 shares of common stock, subject to performance-based vesting restrictions, and (ii) granted to Mr. Fisher a stock option (the “Option”) to purchase up to 23,750 shares of common stock of the Company, at an exercise price equal to $11.80 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option will vest and become exercisable as to (i) 1,375 shares on the first anniversary of the grant date, (ii) 3,375 shares on the second anniversary of the grant date, (iii) 6,375 shares on the third anniversary of the grant date, and (iv) 12,625 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The Option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. The Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 5,000 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vests and becomes exercisable as to (i) 300 shares on August 11, 2017, (ii) 700 shares on August 11, 2018, (iii) 1,350 shares on August 11, 2019, and (iv) 2,650 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2017, 2018, 2019 and 2020. The market value of shares that have not vested is based on the closing price of the Company’s common stock on December 31, 2016.

(2) During July 2014, the Company issued 10,000 shares of common stock to Mrs. Cola. Twenty-five percent of the shares vested immediately upon the grant date, 25% of such shares vested upon each of the first and second annual anniversaries of Mrs. Cola’s hire date, and the remaining 25% of such shares will vest on the third annual anniversary of the hire date, provided that Mrs. Cola remains in the Company’s continuous employ through such vesting date. The market value of shares that have not vested is based on the closing price of the Company’s common stock on December 31, 2016. Effective as of July 22, 2016, the Company granted Mrs. Cola, under the Company’s 2013 Equity Incentive Plan, a non-qualified option to purchase up to 15,000 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, and will vest and become exercisable in four annual installments over four years, provided that Mrs. Cola remains an employee through the vesting dates.

Equity Awards

We offer stock options and stock awards to certain of our employees, including our executive officers, as the long-term incentive component of our compensation program. We generally grant equity awards to new hires upon their commencing employment with us. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. We sometimes also offer stock options and stock awards to our consultants in lieu of cash. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Stock options and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances.

Retirement Plans

We maintain a qualified 401(k) plan, in which all eligible employees may participate. We have elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. We may also elect, on an annual basis, to make a discretionary contribution to the plan, but have not done so to date. Our matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

No Tax Gross-Ups

We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

2011 Equity Incentive Plan

On March 9, 2011, our Board of Directors approved the Company’s 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2016, an aggregate of 750 shares of our common stock were subject to the 2011 Equity Incentive Plan. The terms and conditions of the 2011 Equity Incentive Plan are substantially similar to the terms and conditions of our 2013 Equity Incentive Plan (the “2013 Plan”).

2013 Equity Incentive Plan

Purpose

Our Board of Directors adopted the 2013 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our approximately 12 current employees, directors and consultants are eligible to participate in the 2013 Plan.

Administration

The 2013 Plan is to be administered by the Board or by a committee to which administration of the Plan, or of part of thereof, is delegated by the Board. The 2013 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards. Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2013 Plan or of any award under the 2013 Plan.

Neither the Board nor any committee of the Board to which administration of the 2013 Plan is delegated will provide advice to participants about whether or not to accept or exercise their awards. Each participant must make his or her own decision about whether or not to accept or exercise an award.

The 2013 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code

Stock Subject to the 2013 Plan

Subject to the provisions of the 2013 Plan relating to adjustments upon changes in common stock, an aggregate of 375,000 shares of common stock are currently subject to outstanding awards under the 2013 Plan or future awards under the 2013 Plan.

If awards granted under the 2013 Plan expire or otherwise terminate or are cancelled without being exercised in full, the shares of common stock not acquired pursuant to such awards will again become available for issuance under the 2013 Plan. If shares of common stock issued pursuant to awards under the 2013 Plan are forfeited to or repurchased by us, the forfeited or repurchased stock will again become available for issuance under the 2013 Plan.

If shares of common stock subject to an award are not delivered to a participant because such shares are withheld for payment of taxes incurred in connection with the exercise of an Option, or the issuance of shares under a Stock Award, or the award is exercised through a reduction of shares subject to the award (“net exercised”), then the number of shares that are not delivered will not again be available for issuance under the 2013 Plan. In addition, if the exercise price of any award is satisfied by the tender of shares of common stock to us (whether by actual delivery or attestation), the shares tendered will not again be available for issuance under the 2013 Plan.

Eligibility

All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2013 Plan. Incentive Options may only be granted under the 2013 Plan to a person who is a full-time officer or employee of the Company or a subsidiary. The Administrator will determine from time to time which directors, employees, consultants and advisers will be granted awards under the 2013 Plan.

Terms of Awards

Written Agreement

Each award under the 2013 Plan will be evidenced by an agreement in a form approved by the Administrator.

Exercise Price; Base Value

The exercise price for a Non-Qualified Option or an Incentive Option may not be less than 100% of the fair market value of the Common Stock on the date of the grant of the Non-Qualified Option or Incentive Option. With respect to an Option holder who owns stock possessing more than 10% of the total voting power of all classes of our stock, the exercise price for an Incentive Option may not be less than 110% of the fair market value of the Common Stock on the date of the grant of the Incentive Option. The base value of a Stock Appreciation Right shall also be no less than 100% of the Common Stock on the date of the grant of the Stock Appreciation Right. The 2013 Plan does not specify a minimum exercise price for Stock Awards.

Vesting

Each Option, Stock Appreciation Right or Stock Award will become exercisable or non-forfeitable (that is, “vest”) under conditions specified by the Administrator at the time of grant. Vesting typically is based upon continued service as a director or employee, but may be based upon any performance criteria and other contingencies that are determined by the Administrator. Shares subject to Stock Awards may be subject to specified restrictions concerning transferability, repurchase by the Company and forfeiture of the shares issued, together with such other restrictions as may be determined by the Administrator.

Expiration Date

Each Option or Stock Appreciation Right must be exercised by a date specified in the award agreement, which may not be more than ten years after the grant date. Except as otherwise provided in the relevant agreement, an Option or Stock Appreciation Right ceases to be exercisable ninety days after the termination of the holder’s employment with us.

Transfers of Options

Unless otherwise determined by the Administrator, Options are not transferable except by will or the laws of descent and distribution.

Purchase Price Payment

Unless otherwise determined by the Administrator, the purchase price of Common Stock acquired under the 2013 Plan is payable by cash or check at the time of an Option exercise or acquisition of a Stock Award. The Company does not charge participants any fees or commissions in connection with their acquisition of Common Stock under the 2013 Plan. The Administrator also has discretion to accept the following types of payment from participants:

•

A secured or unsecured promissory note, provided that this method of payment is not available to a participant who is a director or an executive officer;

•

Shares of our Common Stock already owned by the Option or Stock Award holder as long as the surrendered shares have a fair market value that is equal to the acquired stock and have been owned by the participant for at least six months;

•

The surrender of shares of Common Stock then issuable upon exercise of an Option; and

•

A “cashless” option exercise in accordance with applicable regulations of the SEC and the Federal Reserve Board.

Withholding Taxes

At the time of his or her exercise of an Option or Stock Appreciation Right, an employee is responsible for paying all applicable federal and state withholding taxes. A holder of Stock Awards is responsible for paying all applicable federal and state withholding taxes once the shares covered by the award cease to be forfeitable or at any other time required by applicable law.

Securities Law Compliance

Shares of Common Stock will not be issued pursuant to the exercise of an Option or the receipt of a Stock Award unless the Administrator determines that the exercise of the Option or receipt of the Stock Award and the issuance and delivery of such shares will comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933 (the “Securities Act”), applicable state and foreign securities laws and the requirements of any stock exchange on which our Common Stock is traded.

Effects of Certain Corporate Transactions

Except as otherwise determined by the Administrator, in the event of a “corporate transaction,” all previously unexercised Options and Stock Appreciation Rights will terminate immediately prior to the consummation of the corporate transaction and all unvested Restricted Stock awards will be forfeited immediately prior to the consummation of the corporate transaction. The Administrator, in its discretion, may permit exercise of any Options or Stock Appreciation Rights prior to their termination, even if those awards would not otherwise have been exercisable, or provide that outstanding awards will be assumed or an equivalent Option or Stock Appreciation Right substituted by a successor corporation. The Administrator, in its discretion, may remove any restrictions as to any Restricted Stock awards or provide that all outstanding Restricted Stock awards will participate in the corporate transaction with an equivalent stock substituted by the successor corporation subject to the restrictions. In general, a “corporate transaction” means:

•

Our liquidation or dissolution;

•

Our merger or consolidation with or into another corporation as a result of which we are not the surviving corporation;

•

A sale of all or substantially all of our assets; or

•

A purchase or other acquisition of more than 50% of our outstanding stock by one person, or by more than one person acting in concert.

Other Adjustment Provisions

If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Administrator, in its discretion, in (1) the number and class of shares of stock subject to the 2013 Plan and each Option and grant of Stock Awards outstanding under the 2013 Plan, and (2) the purchase price of each outstanding Option and (if applicable) Stock Award. For example, if an Option is for 1,000 shares for $2.00 per share and there is a 2-for-1 stock split, the Option would be adjusted to be exercisable for 2,000 shares at $1.00 per share.

Amendment or Termination of the Plan

The Board of Directors may at any time amend, discontinue or terminate the 2013 Plan. With specified exceptions, no amendment, suspension or termination of the Plan may adversely affect outstanding Options or Stock Appreciation Rights or the terms that are applicable to outstanding Stock Awards. No amendment, suspension or termination of the Plan requires stockholder approval unless such approval is required under applicable law or under the rules of any stock exchange on which our Common Stock is traded. Unless terminated earlier by the Board of Directors, the 2013 Plan will terminate automatically on March 15, 2023, which is the tenth anniversary of the date of the 2013 Plan’s adoption by the Board.

As of March 31, 2017, there were 175,331 shares previously issued or subject to outstanding awards under the 2013 Plan and 199,668 shares were available for future issuance under the 2013 Plan.

Director Compensation

We believe that a combination of cash and equity compensation is appropriate to attract and retain the individuals we desire to serve on our Board of Directors. Our cash compensation policies are designed to encourage frequent and active interaction between directors and our executives both during and between formal meetings as well as compensate our directors for their time and effort. Further, we believe it is important to align the long-term interests of our non-employee directors (i.e. directors who are not employed by us as officers or employees) with those of the Company and its stockholders, and that awarding equity compensation to, and thereby increasing ownership of our common stock by, our non-employee directors is an appropriate means to achieve this alignment. Directors who are also employees of our company do not receive compensation for their service on our Board of Directors.

Under our director compensation program, each non-employee director will receive annual compensation of $25,000, which amount will be paid $15,000 in cash, and $10,000 through the grant of restricted common stock. In addition, the Chairperson of the Audit Committee will receive a $5,000 annual retainer in cash. All cash fees are to be paid quarterly. In addition, Mr. Rice receives an hourly fee of $275 in connection with his service on the Board’s Strategy Committee. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

On January 10, 2017, in connection with their appointment to our Board of Directors, we granted each of Sam Bell and Frank Garofalo 10,000 shares of common stock of the Company, under the 2013 Plan, with such shares to vest in four equal, successive quarterly installments. On February 15, 2017, in connection with his appointment to our Board of Directors, we granted John Rice 5,231 shares of common stock of the Company, under the 2013 Plan, with such shares to vest in four equal, successive quarterly installments.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2016 for their services as directors of the Company. Messrs. Bell, Garofalo and Rice, our current non-employee directors, were not directors of the Company in 2016. The compensation of Mr. Cola, who serves as a director and as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Thomas P. O’Mara(1)	—	—	—	—
Michael Thacker(1)	—	—	—	—

(1) Messrs. O’Mara and Thacker resigned as directors on January 10, 2017.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of May 10, 2017 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 4,570,199 shares of our common stock outstanding on May 10, 2017. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of May 10, 2017 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise stated, the address of each 5% or greater beneficial holder is c/o Sigma Labs, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers, Directors and Director Nominee
Mark J. Cola(1)	188,579	4.12%
Ronald Fisher(2)	2,625	*
Amanda Cola(1)	188,579	4.12%
Sam P. Bell(3)	10,000	*
Frank J. Garofalo(3)	10,000	*
John Rice(4)	5,232	*
All executive officers and directors as a group (7 persons)(5)	231,936	5.07%

5% or Greater Stockholders
Sabby Management, LLC and Hal Mintz(6)	250,000	5.47%
CVI Investments, Inc. and Heights Capital Management, Inc.(7)	250,000	5.47%

* Less than 1%.

(1) The shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012, except that, of the shares shown, 7,874 shares are held by Mark Cola’s spouse, Amanda Cola. The shares shown also include 20,625 shares that may be acquired within 60 days of May 10, 2017 upon the exercise of an outstanding stock option held by Mr. Cola.

(2) Of the shares shown, 750 shares were unvested as of May 10, 2017, and 1,375 shares are subject to a stock option that is exercisable as to such shares.

(3) The shares vest in four equal installments of 2,500 shares each, beginning on April 10, 2017.

(4) The shares vest in four equal installments of 1,308 shares each, beginning on May 15, 2017.

(5) Includes 22,000 shares that may be acquired now or within 60 days of May 10, 2017 upon the exercise of outstanding stock options.

(6) According to a report on Schedule 13G filed with the SEC on February 15, 2017, (i) Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Master Fund, Ltd. beneficially own 125,000 and 125,000 shares of our common stock, respectively; and (ii) Sabby Management, LLC and Hal Mintz each beneficially own 250,000 shares of our common stock. Sabby Management, LLC and Hal Mintz do not directly own any shares of our common stock, but each indirectly owns 250,000 shares. Sabby Management, LLC, a Delaware limited liability company, indirectly owns 250,000 shares of our common stock because it serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., Cayman Islands companies. Mr. Mintz indirectly owns 250,000 common shares in his capacity as manager of Sabby Management, LLC. The address of Sabby Management, LLC and Hal Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(7) According to a report on Schedule 13G filed with the SEC on February 24, 2017, Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over the shares shown. Each of CVI Investments, Inc. and Heights Capital Management, Inc. disclaimed any beneficial ownership of any such shares, except for their pecuniary interest therein. The address of CVI Investments, Inc. is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman KY1-1104 Cayman Island. The address of Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, California 94111.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2011 Equity Incentive Plan(1)	0	0	750
2013 Equity Incentive Plan(2)	101,188	8.39	199,668
Equity compensation plans not approved by security holders	-	N/A	-

(1) On March 9, 2011, the Company’s board of directors approved the Company’s 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2016, the Company issued an aggregate of 154,250 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan.

(2) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2016, the Company issued an aggregate of 74,144 shares of the Company’s common stock, as well as options to purchase up to 101,188 shares of the Company’s common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan. On April 28, 2016, an amendment to our 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company, to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 375,000.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following summarizes transactions by us in which any of our directors, director nominees, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation” above.

Transactions with Directors, Director Nominees and Officers

We entered into an employment letter agreement with Murray Williams, effective July 18, 2016, pursuant to which Mr. Williams serves as our Chief Financial Officer, Treasurer, principal accounting officer and principal financial officer on an “at-will” basis. Under the employment letter agreement, Mr. Williams is entitled to (i) be paid at the rate of $200 per hour (his monthly hours will not exceed 25 hours, without the prior written consent of our President and Chief Executive Officer), (ii) a grant, effective as of July 22, 2016, under our 2013 Plan of 15,500 shares of restricted common stock of the Company, which shares will vest on the one-year anniversary of the effective date of Mr. Williams’ employment (the “First Anniversary Date”), provided, however, that vesting as to 50% of the shares accelerated effective as of the closing of our underwritten public offering (i.e., February 21, 2017), and (iii) a grant, effective as of July 22, 2016, under our 2013 Plan of a non-qualified stock option to purchase up to 31,500 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, will vest and become exercisable as follows: 10,500 shares will vest and become exercisable on the First Anniversary Date, and the balance of the shares underlying the option will vest and become exercisable in eight equal installments of 2,625 shares each on a quarterly basis following the First Anniversary Date, provided, in each case, that Mr. Williams remains an employee of the Company through such vesting date, and is on the other terms set forth in our standard form of nonqualified stock option agreement. In 2016, we paid Mr. Williams $60,400 under his employment letter agreement.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Nevada law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in the right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Person Transactions

Our Audit Committee is responsible for reviewing and approving, as appropriate, all transactions with related persons (other than compensation-related matters, which should be reviewed by our Compensation Committee), in accordance with its Charter and the Nasdaq marketplace rules. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee has approved Pritchett, Siler & Hardy, P.C. (“PSH”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2017. During our fiscal year ended December 31, 2016, PSH served as our independent registered public accounting firm. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused PSH to refer to in their respective opinions.

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed by PSH with respect to the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
Audit Fees	$48,304	$35,950
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$48,304	$35,950

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Sigma Labs, Inc. paid for professional services for the audit of our financial statements included in our Form 10-K and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Our Board of Directors established an Audit Committee written charter in February 2017. The Audit Committee’s pre-approval policies and procedures and other protocols are discussed in its written charter which can be found at www.sigmalabsinc.com under the tab “Investors.”

Auditor Independence

In our fiscal year ended December 31, 2016, there were no other professional services provided by PSH, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of PSH.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The exhibits listed in the Exhibit Index of the Original Filing and the additional exhibits listed in the Exhibit Index of this Amendment are filed with, or incorporated by reference, in this report.

ITEM 16.

FORM 10-K SUMMARY.

None.

EXHIBIT INDEX

Exhibit No.	Description
31.3*	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

______________

* Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

Date: May 10, 2017	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer