Form 10-Q
period 2017-03-31
SIGMA LABS, INC.
filed 2017-05-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X .No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated Filer	.
Non-accelerated filer (do not check	.	Smaller reporting company	X .
if a smaller reporting company)		Emerging growth company	.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2017, the issuer had 4,570,199 shares of common stock outstanding.

SIGMA LABS, INC.

For the quarter ended March 31, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Condensed Balance Sheets

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$4,633,046	$398,391
Accounts Receivable, net	157,354	288,236
Note Receivable, net	500,000	-
Inventory	200,973	187,241
Prepaid Assets	29,017	36,056
Total Current Assets	5,520,390	909,924

Other Assets:
Property and Equipment, net	558,310	564,933
Intangible Assets, net	237,365	226,450
Investment in Joint Venture	500	500
Prepaid Stock Compensation	165,208	167,562
Total Other Assets	961,383	959,445

TOTAL ASSETS	$6,481,773	$1,869,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$280,020	$112,175
Notes Payable, net of original issue discount $55,228 at March 31, 2017 and net of original issue discount $79,886 and net of debt discount $358,280 at December 31, 2106	944,772	561,834
Accrued Expenses	161,781	125,116
Total Current Liabilities	1,386,573	799,125
Long-Term Liabilities
Derivative Liability	-	93,206
Total Long-Term Liability	-	93,206

TOTAL LIABILITIES	1,386,573	892,331

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized;
None issued and outstanding	-	-
Common Stock, $0.001 par; 7,500,000 shares authorized;
4,570,199 and 3,133,789 issued and outstanding at
March 31, 2017 and 2016, respectively	4,570	3,135
Additional Paid-In Capital	15,795,550	10,734,857
Accumulated Deficit	(10,704,919)	(9,760,954)
Total Stockholders’ Equity	5,095,201	977,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,481,773	$1,869,369

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$150,203	$358,455

COST OF REVENUE	74,534	107,581

GROSS PROFIT	75,669	250,874

EXPENSES:
Other General and Administration	643,795	395,488
Payroll Expense	376,621	215,589
Stock-Based Compensation	139,632	71,551
Research and Development	48,762	39,071
Total Expenses	1,208,810	721,699

OTHER INCOME (EXPENSE)
Interest Income	343	158
Other Income	152,068	-
Other Income-Decrease in fair value of derivative liabilities	93,206	-
Other Expense - Debt discount amortization	(56,441)	-
Total Other Income	189,176	158

LOSS BEFORE PROVISION FOR INCOME TAXES	(943,965)	(470,667)

Provision for income Taxes	-	-

Net Loss	$(943,965)	$(470,667)

Net Loss per Common Share - Basic and Diluted	$(0.25)	$(0.08)

Weighted Average Number of Shares Outstanding
- Basic and Diluted	3,835,875	3,116,865

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc. and Subsidiaries
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	2017	2016

OPERATING ACTIVITIES
Net Loss	$(943,965)	$(470,667)
Adjustments to reconcile Net Income (Loss) to Net Cash used in operating activities:
Noncash Expenses:
Amortization	6,526	5,002
Depreciation	39,623	42,868
Stock Compensation	140,671	71,551
Revaluation of derivative liability and debt discount related to notes payable	(93,206)	-
Note payable original issue discount	24,658	-
Note payable debt discount amortization	56,441	-
Change in assets and liabilities:
Accounts Receivable	130,882	(101,087)
Inventory	(13,732)	(74,057)
Prepaid Assets	7,039	16,622
Accounts Payable	167,845	105,633
Accrued Expenses	36,665	11,107
NET CASH USED IN OPERATING ACTIVITIES	(440,553)	(393,028)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(33,000)	(25,430)
Purchase of Intangible Assets	(17,441)	(34,988)
Notes receivable	(500,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(550,441)	(60,418)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,225,649	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,225,649	-

NET CASH DECREASE FOR PERIOD	4,234,655	(453,446)

CASH AT BEGINNING OF PERIOD	398,391	1,539,809

CASH AT END OF PERIOD	$4,633,046	$1,086,363

Supplemental Disclosure for Cash Flow Information:
Cash paid during the period for:
Interest	$20,114	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Common Stock for services	$51,408	$-

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock on March 17, 2016 decreased from 622,969,835 pre-Reverse Stock Split shares to 6,229,710 post-Reverse Stock Split shares (after adjustment for any fractional shares). Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 750,000,000 to 7,500,000 shares of common stock. All amounts shown for common stock included in these financial statements are presented post-Reverse Stock Split.

On April 28, 2016, the Company’s Amended and Restated Articles of Incorporation were amended to increase the number of authorized shares of the Company’s common stock from 7,500,000 to 15,000,000 shares of common stock.

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

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock on February 15, 2017 decreased from 6,307,577 pre-Reverse Stock Split shares to 3,153,801 post-Reverse Stock Split shares (after adjustment for any fractional shares). Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 15,000,000 to 7,500,000 shares of common stock, $0.001 par value per share. As of March 31, 2017, the Company had 7,500,000 shares of authorized common stock, $0.001 par value per share.

In January, 2017, the Company issued 20,000 shares of common stock to two directors in equal amounts of 10,000 shares each, valued at $1.72 per share, or $34,404.

In February, 2017, the Company issued 5,232 shares of common stock to a director valued at $3.25 per share, or $17,004.

On February 14, 2017, The NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock The NASDAQ Capital Market, effective as of February 15, 2017. The Company’s common stock ceased trading on the OTCQB on February 15, 2017, and on such date the common stock commenced trading on The NASDAQ Capital Market under the ticker symbol “SGLB”.

As of March 31, 2017 and 2016, there were 4,570,199 and 3,133,789 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at March 31, 2017 and 2016.

Stock Options

During the quarter ended March 31, 2017, the Company granted a total of 123,750 options to an officer with an eighteen month vesting period. The weighted average period over which total the compensation cost of the options of $278,314 ($162,350 in 2017) will be recognized is 1.5 years. The weighted average exercise price of all outstanding options as of March 31, 2107 is $4.00 and the weighted average fair value of the options on the grant dates was $2.85. The estimated fair value of the options was determined using the Black-Scholes pricing model using the following assumptions:

Expected term:	1.5 - 10 years
Volatility:	67.3 – 139.5%
Dividend yield:	0.00%
Risk-free interest rate:	.79 - 2.32%

Warrants

As of March 31, 2017, the Company had outstanding warrants to purchase a total of 80,000 shares of common stock at an exercise price of $4.13 per share. If not exercised, the warrants to purchase the 80,000 shares will expire on October 17, 2019. In addition, as of March 31, 2017, the Company had outstanding warrants to purchase a total of 1,621,500 shares of common stock at an exercise price of $4.00 per share. If not exercised, the warrants to purchase the 1,621,500 shares will expire on February 21, 2022. The 1,621,500 warrants trade on The NASDAQ Capital Market under the ticker symbol “SGLBW”.

Unit Purchase Option

On February 15, 2017, Sigma Labs, Inc. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc., as underwriter (the “Underwriter”) in connection with a public offering (the “Offering”) of the Company’s securities. Pursuant to the Underwriting Agreement, the Company has granted the Underwriter the right to purchase from the Company 70,500 Units at an exercise price equal to 125% of the public offering price of the Units in the Offering, or $5.1625 per Unit. The Unit Purchase Option has a term of five years and is not redeemable by us. A “Unit” is defined as of one share of the Company’s common stock, par value $0.001 per share and one warrant to purchase one share of the Company’s common stock, par value $0.001 per share, at an exercise price of $4.00 per share.

NOTE 3 – Note Receivable

On March 27, 2017, the Company completed funding a loan in the principal amount of $500,000 to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D for Morf3D to expand production for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance and in contemplation of a possible acquisition of or merger with Morf3D.

NOTE 4 – Notes Payable

Effective October 17, 2016, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the private placement by the Company of Secured Convertible Notes in the aggregate principal amount of $1,000,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to 80,000 shares (the “Warrant Shares”) of the Company’s common stock (“Common Stock”) (subject to adjustment in certain circumstances), for aggregate gross proceeds, before expenses, to the Company of $900,000 (the “Financing Transaction”).

The Notes carry a one-time upfront interest charge of a total of $100,000, which is being expensed to interest expense monthly over the 1-year term of the Notes and correspondingly increases in the Notes Payable balance each period. As of March 31, 2017, the Notes Payable balance is $944,772. However, the effective Notes Payable balance is $1 million since that is the amount we would have to pay in order to payoff the note anytime between now and the maturity date of October 17, 2017, in addition to accrued interest and a 15% pre-payment penalty.

The Notes carry an interest rate of 10% per annum, calculated on the basis of a 360-day year, based on the $1 million Notes Payable effective balance. Such interest is payable every three months in cash, or, at the holder’s option, in unrestricted shares of Common Stock, if a registration statement is then in effect for such shares of common stock.

In connection with the Financing Transaction, the Company entered into a Registration Rights Agreement, dated October 17, 2016, with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement related to the Financing Transaction with the Securities and Exchange Commission (“SEC”) covering the resale of (i) the shares of Common Stock that will be issued to the Investors upon conversion of the Notes (the “Conversion Shares”), and (ii) the Warrant Shares that will be issued to the Investors upon exercise of the Warrants.

The Notes are secured by the assets of the Company pursuant to a Security Agreement, dated October 17, 2016, between the Company and the “collateral agent” (as defined in the Notes) for the benefit of itself and each of the Investors.

The Notes are convertible into shares of Common Stock at a conversion price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Notes (subject to adjustment as provided therein). As such, as of March 31, 2017, the conversion price of the Notes was $4.13, which is the final unit price of the Company’s public offering.

Each Warrant has an exercise price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Warrants (subject to adjustment as provided therein), which Warrants may be exercised on a cashless basis as provided in the Warrants. As such, as of March 31, 2017, the exercise price of the Warrants was $4.13, which is the final unit price of the Company’s public offering.

NOTE 5 - Continuing Operations

The Company has sustained losses and has negative cash flows from operating activities since its inception. However, the Company has raised significant equity capital and is currently developing new product lines to increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5.25 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. As such, the Company believes it has adequate working capital and cash to fund operations through 2017.

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2017 and 2016:

	Three Months Ending
	March 31, 2017	March 31, 2016
Loss from continuing
Operations available to
Common stockholders (numerator)	$(943,965)	$(470,667)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	3,835,875	3,116,865

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Subsequent Events

On May 1, 2017, the Company completed funding a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, is due and payable in full on May 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Jaguar to, among other things, stand up a metallugical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma will receive from Jaguar priority for use of certain machines and services of Jaguar.

On April 19, 2017, the Company granted a stock option to an officer to purchase up to of 20,000 shares of common stock, at an exercise price equal to $3.27 per share, which was the closing market price of our common stock on April 19, 2017 (i.e., the date of grant), which option is subject to vesting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and elsewhere in this report.

Overview

Sigma Labs, Inc. (the “Company,” “we,” “us,” or “Sigma”) is a software company that has developed quality assurance software known as PrintRite3D®, which Sigma believes solves some of the major problems that have prevented large-scale metal part production using 3D printers...real-time computer-aided inspection (“CAI”). GE Aviation, for example, has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce the applicable 3D printed parts. However, without companies like GE Aviation effectively being able to check each part for shape, density, strength and consistency real-time during the manufacturing process, we believe that such companies will not be able to adequately address the major problems currently preventing large-scale metal 3D production. We believe that our software, which is positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the specifications of the computer file as it is being made. We enable 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production, our PrintRite3D® software could fundamentally redefine conventional QA by embedding quality assurance and process control into the manufacturing process in real time. We have filed patent applications directed to our In-Process Quality Assurance™ (“IPQA®”) procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their advanced manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and stronger parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

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

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers, on an exclusive basis, product guarantees and assurances that its product was produced in compliance with stringent quality requirements. Initial orders have been received from GE Aviation, Honeywell Aerospace, Aeroject Rocketdyne, Woodward, Siemens Pratt and Whitney, and Solar Turbines.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers, Trumpf Lasers, Renishaw, Sentrol, Farsoon and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a computer aided design (“CAD”) model of the part into the Cloud shown in “A” in Figure 1. Next, computer aided engineering (“CAE”) and/or computer aided manufacturing (“CAM”) instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam, or other energy source, focused onto the build platform melts each successive layer of powder in 20-50 micron increments. Our CAI sensors (see “C” in Figure 1) detect, record, analyze and compare the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during the manufacturing. Our software certifies the shape, strength, and internal density of each part, which eliminates the need to: (1) destroy a large percentage of the parts during process validation and in post-production quality assurance; and (2) retain all of the metal as opposed to cutting pieces and wasting metal.

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

Our specialized sensor suite (see “C” in Figure 1), known as PrintRite3D® SENSORPAK™, is an IIoT-enabled computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® CAI software, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

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
Shop
Shop

Figure 1. Sigma’s Industrial IoT / PrintRite3D® Cloud Architecture

Business Activities and Industry Applications

Our principal business activities include the continued development and commercialization of our PrintRite3D® suite of software applications, with our main focus currently on the 3DP and the AM industry as well as making operational the contract additive manufacturing business for metal 3DP. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

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

We possess the resident expertise to provide manufacturing materials and process (“M&P”) engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such manufacturing engineering services and support to businesses licensing our PrintRite3D® software Apps.

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

Recent Developments (in reverse chronological order)

On May 9, 2017, we announced the unveiling of our PrintRite3D® INSPECT™ V.2.0 quality assurance software at RAPID + TCT 2017 (www.rapid3devent.com), North America’s preeminent event for discovery, innovation, and networking in 3D manufacturing. The Company exhibited at Rapid + TCT 2017, from May 9-11, 2017.

On April 18, 2017, we announced the receipt of a contract from Solar Turbines, Incorporated, a subsidiary of Caterpillar Inc.(NYSE: CAT) Solar Turbines will implement our In-Process Quality Assurance™ (IPQA®) technology for the production of gas turbine components using metal additive manufacturing (“AM”). The division makes mid-size industrial turbines for use in electric power generation, gas compression, and pumping systems. We plan to initially install our PrintRite3D® software on a 3D Systems’ ProX300 machine, with the potential for multiple system orders as the company ramps up to full serial production.

On April 5, 2017, we announced the release of our OEM Developer’s Kit for PrintRite3D® INSPECT™ quality assurance software version 2.0. The Company has placed its alpha version with a European OEM partner for testing, evaluation and incorporation into its additive manufacturing 3D printers. The Developer’s Kit allows an OEM to seamlessly and quickly embed PrintRite3D® technology directly into their OEM solutions allowing for rapid entry of their products into the marketplace.

On March 29, 2017, we announced that we entered into a long-term non-exclusive commercial agreement with Additive Industries B.V. of The Netherlands. As part of the multi-year agreement, which we believe could generate several million dollars over the next few years, Additive Industries will join our previously-announced OEM Partner Program – embedding and reselling our PrintRite3D® software within our AM equipment.

In March 2017, we entered into a non-binding LOI with Morf3D to commence negotiations on a mutually acceptable M&A Agreement with respect to a proposed merger with Morf3D. It is anticipated that this transaction, if consummated, would help the Company achieve its goal of becoming a fully integrated business able to charge for materials selection, design and manufacturing and in-process quality assurance. It is further the goal that the combined entity would emerge as a fully integrated additive manufacturing company poised to serve the aerospace and defense industry, which is rapidly transitioning to 3D metal additive manufacturing and which could provide the kind of cost savings required to meet the $56 billion increase slated for the defense industry 2017 budget. The closing of the transaction is subject to definitive documentation and closing conditions, some of which are beyond the Company’s control.

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

On March 15, 2017, we announced that we signed a strategic alliance with Jaguar Precision Machine, LLC (“Jaguar”) to expand our suite of integrated, advanced manufacturing services recently strengthened by the strategic alliance with Morf3D. The addition of Jaguar allows Sigma Labs to provide end-to-end 3D advanced component manufacturing capabilities, including: computer aided design (CAD); engineering (CAE); manufacturing (CAM); and inspection (CAI). Jaguar is a precision prototype machining facility located in Albuquerque, NM. Leveraging our 3D printing capability and PrintRite3D® quality assurance software, Jaguar will be able to provide increased production rates while ensuring consistent part quality. The two companies will also work together to manufacture 3D printed parts requiring exacting precision to demanding specifications, which could lead to contracts in 2017. On May 1, 2017, we completed funding a loan in the principal amount of $250,000 to Jaguar to provide working capital to Jaguar to, among other things, stand up a metallurgical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma will receive from Jaguar priority for use of certain machines and services of Jaguar.

On March 2, 2017 we announced that we received a contract from Aerojet Rocketdyne, a subsidiary of Aerojet Rocketdyne Holdings, Inc. (NYSE:AJRD), as a follow-on to last year’s award tied to a U.S. Air Force propulsion initiative. As previously announced in March, 2016, our technology is being evaluated by Aerojet Rocketdyne for its contract with the Air Force for liquid-fueled rocket engine applications – part of a plan to transition away from the Russian-made RD-180 engines currently used on the Atlas V launch vehicle.

On February 22, 2017, we announced the signing of a strategic alliance with Morf3D to bring enhanced solutions for additive manufacturing (“AM”) to the aerospace and defense (“A&D”) sector. Morf3D, based in El Segundo, California, is an AM product developer specializing in high-level consulting and manufacturing services including conceptualization, optimization, metallurgical examination, certification and data analysis. Leveraging Sigma Labs’ PrintRite3D® quality assurance software, Morf3D will be able to provide a means for customers to increase AM production rates while ensuring consistent part quality. The two companies will also work together to manufacture certain 3D printed parts going forward; contracts already in hand are expected to translate into substantial revenue for Sigma in 2017.

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

On January 19, 2017, we announced that we entered into a long term non-exclusive commercial agreement with a leading European provider of cutting-edge products for additive manufacturing to join our previously-announced OEM Partner Program. Under the multi-year agreement – which we believe could generate up to $6 million over its duration – this undisclosed OEM will embed and resell Sigma’s PrintRite3D® software within its AM equipment.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. These estimates and assumptions have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Consolidated Financial Statements included in our Annual Report Dated December 31, 2016. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

During the three months ended March 31, 2017, we recognized revenue of $150,203, as compared to $358,455 in revenue recognized during the same period in 2016. The decrease in revenue was primarily due to the completion of the GEA America Makes Program in 2016, providing three months of revenue in 2016 but no revenue in 2017, and the completion of the DARPA Phase II project in 2016, providing three months of revenue in 2016 but no revenue in 2017. We generated revenues and financed our operations during the three months ended March 31, 2017 and 2016 primarily from PrintRite3D® system sales as well engineering consulting services we provided to third parties during these periods and through sales of our common stock and debt securities. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290 metal printer, as well as further perform on our engineering consulting contracts for the Aerojet Rocketdyne USAF Booster Propulsion program and Honeywell Aerospace for the DARPA Period 3. Our cost of service revenue for the three months ended March 31, 2017 was $74,534 as compared to $107,582 for the same period in 2016.

Our general and administrative expenses for the three months ended March 31, 2017, were $643,795, as compared to $395,488 for the same period in 2016. Our payroll expenses for the three months ended March 31, 2017 were $290,188, as compared to $215,589 for the same period in 2016. Our expenses relating to stock-based compensation for the three months ended March 31, 2017 were $139,632 as compared to $77,551 for the same period in 2016. Our research and development expenses for the three months ended March 31, 2017 were $135,195 as compared to $39,071 for the same period in 2016.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The net increase in general and administrative expenses for the three months ended March 31, 2017 as compared to the same period in 2016 is principally the result of increased fees relating to our February 2017 public offering that resulted in net proceeds of approximately $5,250,000, along with our continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The net increase in payroll expenses for the three months ended March 31, 2017 as compared to the same period in 2016 is principally the result of our hiring of additional software development staff to assist in acceleration of our IPQA®-enabled PrintRite3D® technologies since March 2016. The net increase in research and development expenses for the three months ended March 31, 2017 as compared to the same period in 2016 is principally the result of the continued development and improvements of our software and technology. The net increase in stock-based compensation costs is due to the fact that the majority of stock options were granted after March 31, 2016, thus more stock option vesting occurred in the first quarter of 2017 than the same period in 2016.

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

Our net loss for the three months ended March 31, 2017 increased over the prior year and totaled $943,965 as compared to $470,667 for the same period in 2016. Our revenue decreased and we experienced a larger net increase in expenses as noted above.

Liquidity and Capital Resources

As of March 31, 2017, we had $4,633,046 in cash and had a working capital surplus of $4,133,817, as compared with $398,391 in cash and a working capital surplus of $110,799 as of March 31, 2016.

On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,250,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

We expect to generate revenue primarily by licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through March 31, 2017, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services we provided during this period and through private sales of Sigma common stock and debt securities. During the remainder of 2017, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations.

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

Cash used in operating activities during the three months ended March 31, 2017 increased to $440,553 from $393,028 during the same period in 2016, primarily due to increases in general and administrative expenses as noted above, which were offset by the net effect of changes in accounts payable, accrued expenses and accounts receivable during the quarters. Also, there was a larger net loss during the three months ended March 31, 2017 offset by more non-cash expenses during the quarter, as compared to the same period in 2016. The Company anticipates less loss during the remainder of 2017 due to an expected increase in revenue, offset by an increase in salaries and related expenses in connection with our additional employees and potential acquisitions. Cash used in investing activities increased during the three months ended March 31, 2017 to $550,441, as compared to $60,418 during the same period in 2016, due primarily to the increase in notes receivables related to our loan to Morf3D in conjunction with our strategic alliance. Purchases during the remainder of 2017 are not expected to increase dramatically during 2017. Cash flows provided by financing activities during the three months ended March 31, 2017 increased to $5,225,649 from $0 during the same period in 2016 due to our February 2017 public offering. There were no cash flows used or provided by financing activities in 2016.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, Bendix King, Siemens, EOS, Solar Turbines, Pratt & Whitney and Aerojet Rocketdyne, are fixed-price contracts, for which we will receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We do not have any material commitments for capital expenditures during the next twelve months. Based on the funds we have as of May 15, 2017, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts, and from sales of our securities, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2017. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, strategic partnerships, contract manufacturing orders in connection with our EOS M290 metal printer, and proceeds received from sales of our securities. Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional financing. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company previously reported that it would hold its annual meeting of shareholders on June 7, 2017. However, the Company has postponed such meeting and is in the process of determining a new date on which to hold the meeting.

ITEM 6. EXHIBITS.

3.1	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.2

Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
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
10.1

Employment Agreement entered into on February 16, 2017 between the Company and Mark J. Cola (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2017 and incorporated herein by reference).*

10.2

Amendment to Sigma Labs, Inc. 2013 Equity Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K filed on March 31, 2017, for the fiscal year ended December 31, 2016 and incorporated herein by reference).*

10.3	Secured Convertible Promissory Note dated March 27, 2017 issued by Morf3D.**
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 15, 2017	By:	/s/ Mark J. Cola
Mark J. Cola
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2017	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)