Form 10-Q
period 2017-06-30
SIGMA LABS, INC.
filed 2017-08-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer (do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2017, the issuer had 4,569,688 shares of common stock outstanding.

SIGMA LABS, INC.

For the quarter ended June 30, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$3,384,499	$398,391
Accounts Receivable, net	235,467	288,236
Note Receivable, net	762,034	-
Inventory	227,827	187,241
Prepaid Assets	37,176	36,056
Total Current Assets	4,647,003	909,924

Other Assets:
Property and Equipment, net	491,188	564,933
Intangible Assets, net	241,978	226,450
Investment in Joint Venture	500	500
Prepaid Stock Compensation	111,070	167,562
Total Other Assets	844,736	959,445

TOTAL ASSETS	$5,491,739	$1,869,369

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$137,605	$112,175
Notes Payable, net of original issue discount $30,297 at June 30, 2017 and net of original issue discount $69,703 and net of debt discount $358,280 at December 31, 2016	969,703	561,834
Accrued Expenses	165,336	125,116
Total Current Liabilities	1,272,644	799,125

Long-Term Liabilities
Derivative Liability	-	93,206
Total Long-Term Liability	-	93,206

TOTAL LIABILITIES	1,272,644	892,331

Stockholders' Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 7,500,000 shares authorized; 4,570,199 and 3,133,789 issued and outstanding at June 30, 2017 and 2016, respectively	4,570	3,135
Additional Paid-In Capital	15,908,185	10,734,857
Accumulated Deficit	(11,693,660)	(9,760,954)
Total Stockholders' Equity	4,219,095	977,038

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,491,739	$1,869,369

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$290,553	$93,824	$440,756	$452,279

COST OF REVENUE	111,412	30,904	185,946	138,485
	-
GROSS PROFIT	179,141	62,920	254,810	313,794

EXPENSES:
Other General and Administration	594,193	480,697	1,237,988	876,185
Payroll Expense	300,661	252,895	677,282	468,484
Stock-Based Compensation	166,773	59,362	306,405	130,913
Research and Development	118,853	11,907	167,615	50,978
Total Expenses	1,180,480	804,861	2,389,290	1,526,560

OTHER INCOME (EXPENSE)
Interest Income	12,598	95	12,941	253
Other Income	-	-	152,068	-
Other Income-Decrease in fair value of derivative liabilities	-	-	93,206	-
Other Expense - Debt discount amortization	-	-	(56,441)	-
Total Other Income	12,598	95	201,774	253
	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(988,741)	(741,846)	(1,932,706)	(1,212,513)
	-	-	-	-
Provision for income Taxes	-	-	-	-
	-	-	-	-
Net Loss	$(988,741)	$(741,846)	$(1,932,706)	$(1,212,513)

Net Loss per Common Share - Basic and Diluted	$(0.24)	$(0.24)	$(0.46)	$(0.38)

Weighted Average Number of Shares
Outstanding - Basic and Diluted	4,570,199	3,117,851	4,207,116	3,117,851

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months ended
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(1,932,706)	$(1,212,513)
Adjustments to reconcile Net Income (Loss) to Net Cash used in operating activities:
Noncash Expenses:
Amortization	6,526	5,764
Depreciation	85,125	87,054
Stock Compensation	307,445	130,913
Loss on Joint Venture	-	103
Revaluation of derivative liability and debt discount related to notes payable	(93,206)	-
Note payable original issue discount	49,589	-
Note payable debt discount amortization	56,441	-
Change in assets and liabilities:
Accounts Receivable	52,769	27,564
Inventory	(40,586)	(70,765)
Prepaid Assets	(1,120)	7,344
Accounts Payable	25,430	63,974
Accrued Expenses	40,220	46,006
NET CASH USED IN OPERATING ACTIVITIES	(1,444,073)	(914,556)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(11,380)	(25,430)
Purchase of Intangible Assets	(22,054)	(46,835)
Notes receivable	(762,034)	-
NET CASH USED IN INVESTING ACTIVITIES	(795,468)	(72,265)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,225,649	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,225,649	-

NET CASH DECREASE FOR PERIOD	2,986,108	(986,821)

CASH AT BEGINNING OF PERIOD	398,391	1,539,809

CASH AT END OF PERIOD	$3,384,499	$552,988

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$50,418	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Common Stock for services	$51,408	$44,998

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – On September 13, 2010 Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, acquired 100% of the shares of B6 Sigma, Inc. by exchanging 6.67 shares of Framewaves, Inc. restricted common stock for each issued and outstanding share of B6 Sigma, Inc. The acquisition has been accounted for as a “reverse merger” and, accordingly, the operations of Framewaves, Inc. prior to the date of acquisition have been eliminated. Unless otherwise indicated or the context otherwise requires, the term “B6 Sigma” refers to B6 Sigma, Inc., a Delaware corporation, which, until the short-form merger referenced below, was our wholly-owned, operating company acquired in September 2010; the terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc., together with B6 Sigma, Inc. Prior to December 29, 2015, we conducted substantially all of our operations through B6 Sigma. On December 29, 2015, we completed a short-form merger of B6 Sigma into Sigma. As a result, B6 Sigma became part of Sigma and no longer exists as a subsidiary.

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

As of June 30, 2017 and 2016, there were 4,570,199 and 3,133,789 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at June 30, 2017 and 2016.

Stock Options

On April 19, 2017, the Company granted a stock option to an officer to purchase up to of 20,000 shares of common stock, at an exercise price equal to $3.27 per share, which was the closing market price of our common stock on April 19, 2017 (i.e., the date of grant), which option is subject to vesting.

The weighted average period over which total the compensation cost of the options of $62,857 ($10,476 in 2017) will be recognized is 4 years. The weighted average exercise price of all outstanding options as of June 30, 2107 is $3.94 and the weighted average fair value of the options on the grant dates was $2.86. The estimated fair value of the options was determined using the Black-Scholes pricing model using the following assumptions:

Expected term:	1.5 - 10 years

Volatility:	67.3 – 159.3%

Dividend yield:	0.00%

Risk-free interest rate:	.79 - 2.32%

Warrants

As of June 30, 2017, the Company had outstanding warrants to purchase a total of 80,000 shares of common stock at an exercise price of $4.13 per share. If not exercised, the warrants to purchase the 80,000 shares will expire on October 17, 2019. In addition, as of June 30, 2017, the Company had outstanding warrants to purchase a total of 1,621,500 shares of common stock at an exercise price of $4.00 per share. If not exercised, the warrants to purchase the 1,621,500 shares will expire on February 21, 2022. The 1,621,500 warrants trade on The NASDAQ Capital Market under the ticker symbol “SGLBW”.

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

On March 27, 2017, the Company completed funding a loan in the principal amount of $500,000 to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D for Morf3D to expand production for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance and in contemplation of a possible acquisition of or merger with Morf3D (although discussions regarding a possible acquisition of or merger with Morf3D are not currently ongoing).

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

The Notes carry a one-time upfront interest charge of a total of $100,000, which is being expensed to interest expense monthly over the 1-year term of the Notes and correspondingly increases in the Notes Payable balance each period. As of June 30, 2017, the Notes Payable balance is $969,703. However, the effective Notes Payable balance is $1 million since that is the amount we would have to pay in order to payoff the note anytime between now and the maturity date of October 17, 2017, in addition to accrued interest and a 15% pre-payment penalty.

The Notes carry an interest rate of 10% per annum, calculated on the basis of a 360-day year, based on the $1 million Notes Payable effective balance. Such interest is payable every three months in cash, or, at the holder’s option, in unrestricted shares of Common Stock, if a registration statement is then in effect for such shares of common stock.

In connection with the Financing Transaction, the Company entered into a Registration Rights Agreement, dated October 17, 2016, with the Investors, pursuant to which the Company filed a registration statement related to the Financing Transaction with the Securities and Exchange Commission (“SEC”) covering the resale of (i) the shares of Common Stock that will be issued to the Investors upon conversion of the Notes, and (ii) the Warrant Shares that will be issued to the Investors upon exercise of the Warrants.

The Notes are secured by the assets of the Company pursuant to a Security Agreement, dated October 17, 2016, between the Company and the "collateral agent" (as defined in the Notes) for the benefit of itself and each of the Investors.

The Notes are convertible into shares of Common Stock at a conversion price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Notes (subject to adjustment as provided therein). As such, as of June 30, 2017, the conversion price of the Notes was $4.13, which is the final unit price of the Company’s public offering.

Each Warrant has an exercise price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on February 17, 2017, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Warrants (subject to adjustment as provided therein), which Warrants may be exercised on a cashless basis as provided in the Warrants. As such, as of June 30, 2017, the exercise price of the Warrants was $4.13, which is the final unit price of the Company’s public offering.

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

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2017 and 2016:

	6 Months Ending
	6-30-17	6-30-16

Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,932,706)	$(1,212,513)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	4,207,116	3,117,851

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Subsequent Events

On August 8, 2017, we entered into an “at will” unwritten employment arrangement with John Rice, effective as of August 1, 2017, pursuant to which Mr. Rice serves as our interim Chief Executive Officer. Under his employment arrangement, Mr. Rice is entitled to receive a monthly salary of $9,000, and is eligible to receive medical and dental benefits, life insurance, and long-term and short-term disability coverage. Further, Mr. Rice is eligible under his employment arrangement to participate in the Company’s 2013 Equity Incentive Plan, with equity compensation to Mr. Rice to be determined by the Company’s Compensation Committee at a later date. Effective as of Mr. Rice's July 24, 2017 appointment as interim Chief Executive Officer, Mr. Rice is no longer entitled to receive compensation for his service as a director of the Company.

On August 8, 2017, Dennis Duitch was appointed to the Company’s Board of Directors. Mr. Duitch was also appointed to serve as Chairman of the Audit Committee and interim Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee. In conjunction with Mr. Duitch's appointment as a director, the Company issued Mr. Duitch 7,489 shares of common stock of the Company, which shares will vest in four equal (as closely as possible), successive quarterly installments beginning on the first quarterly anniversary of the grant date, provided that Mr. Duitch remains in the Company’s continuous service as a director through the applicable quarterly anniversary date.

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

Overview

Sigma Labs, Inc. (the "Company," "we," "us," or "Sigma") is a software company that has developed quality assurance software known as PrintRite3D® (aka, real-time computer-aided inspection (“CAI”)), which Sigma believes solves the major problems that have prevented large-scale metal part production using 3D printers. GE Aviation has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce the applicable 3D printed parts. However, unless companies that utilize a 3D production facility like GE Aviation are able to effectively check each part for shape, density, strength and consistency real-time during the manufacturing process, we believe that such companies will not be able to simplify the qualification of printed parts with an in-process monitoring method and therefore will be unable to improve the workflow of 3D printing functional metal parts. We believe that our software, which is positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the specifications of the computer file as such part is being made. We enable 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production, our PrintRite3D® software has been designed to fundamentally redefine conventional QA by embedding quality assurance and process control into the manufacturing process in real time. We have filed patent applications directed to our In-Process Quality Assurance™ (“IPQA®”) procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their digital manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and stronger parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the world by going directly from computer graphics to actual parts. 3D printing has been applied to the manufacture of plastic parts for decades. 3D manufacturing of metal parts involves directing a laser or other energy source at a layer of powdered metal and melting it. These layers become melted together from the bottom up. Worldwide revenues attributable to 3D manufacturing for metal products were $88.1 million in 2015 (Wohlers Report 2016, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report).

The application of 3D printing to high-tolerance, precision manufactured metal parts has only recently emerged. 3D printing of metal parts today represents only a minor percentage of all 3D manufacturing. However, we believe the greatest future growth for 3D printing appears to be in metal parts, given the interest and investment being made by Fortune 100 companies, Federal government laboratories and agencies as well as university-based institutions. Emphasis from these high-end manufacturers and technology leaders is strongly focused on helping the transformation of analog manufacturing of precision, high-tolerance parts in the U.S. today to a digital enterprise of tomorrow complete with automation, robotics and closed-loop process control. We believe that the on-going success of 3D printing for metal parts will be highly dependent upon the evolution of digital quality assurance procedures used, such as our PrintRite3D® process control.

About Quality Assurance in 3D Printing

Current methods for providing quality in 3DP are generally cost prohibitive because an estimated approximately 25% of parts produced by 3D printing are destroyed in the post-production quality control process. Additional costs may be incurred by using non-traditional x-ray scanning technology on these parts. We offer our clients the ability to use real-time sensors to track each layer, and our software continuously analyzes the part so that when it is finished we know if it is of production quality. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more. Most importantly is the ability of our software to reduce risk associated with the qualification of printed parts.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers product guarantees and assurances that its printed parts were produced in compliance with stringent quality requirements. Orders for our software have been received from GE Aviation, Honeywell Aerospace, Aeroject Rocketdyne, Woodward, Siemens, Pratt and Whitney, and Solar Turbines.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers, Trumpf Lasers, Renishaw, Sentrol, Farsoon, Desktop Metal and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a computer aided design (“CAD”) model of the part into the Cloud as shown in “A” in Figure 1. Next, computer aided engineering (“CAE”) and/or computer aided manufacturing (“CAM”) instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam, or other energy source, focused onto the build platform melts each successive layer of powder in 20-50 micron increments. Our CAI sensors (see “C” in Figure 1) detect, record, analyze and compare the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during manufacturing. Our software certifies the shape, strength, and internal density of each part, which eliminates the need to: (1) destroy a large percentage of the parts during process qualification and in post-production quality assurance; and (2) retain all of the metal as opposed to cutting pieces and wasting metal.

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

Our specialized sensor suite (see “C” in Figure 1), known as PrintRite3D® SENSORPAK™, is an IIoT-compliant computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® Digital Quality Record (“DQR”) and report, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

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
Shop

Figure 1. Sigma’s Industrial IoT / PrintRite3D® Cloud Architecture

Business Activities and Industry Applications

Our principal business activities include the continued development and commercialization of our PrintRite3D® suite of software applications, with our main focus currently on the 3DP and the AM industry as well as making operational the contract additive manufacturing business for metal 3DP. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

•Identify, develop and commercialize our quality assurance software Apps for advanced manufacturing technologies designed to assure part quality in real time as the part is being made and improve process control practices for a variety of industries;

•Provide materials and process engineering consulting services in respect of our PrintRite3D® CAI quality assurance software Apps for advanced manufacturing to customers that have needs in developing next-generation technologies for digital manufacturing technologies; and

•Build and run a contract manufacturing division for metal 3DP beginning with our EOS M290 state-of-the-art metal printer.

We are presently engaged in the following industry sectors:

•Aerospace and defense manufacturing; and

•Energy and power generation.

We also seek to be engaged in the following industry sectors and have begun to develop relationships with leading manufacturers in each such sector:

•Bio-medical manufacturing;

•Automotive manufacturing; and

•Other markets such as firearms and recreational equipment.

We generate revenues through PrintRite3D® hardware and CAI software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. By running a contract AM services operation, we are able to understand the current needs of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for continuing/self-funding our IPQA®-enabled R&D and product development activities for CAI software. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us for CAE, CAM and CAI services to generate and establish a DQR for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

In late 2015, we launched two programs − an Early Adopter Program (“EAP”) and an Original Equipment Manufacturer (“OEM”) Partner Program − designed to broaden our market presence and speed adoption of our PrintRite3D® technology. The EAP was designed to attract end user customers who have an existing, installed base of 3D metal printers and to offer them incentivized pricing in return for feedback on engineering and beta releases of our PrintRite3D® software Apps. Our OEM Partner Program was specifically designed for AM machine manufacturers seeking to embed our PrintRite3D® quality assurance software Apps directly into their machines for customers purchasing a turnkey solution for their new AM machine purchases.

We possess the resident expertise to provide manufacturing materials and process (“M&P”) engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such engineering services and support to businesses licensing our PrintRite3D® software Apps.

Our President and Chief Technology Officer has worked at or with the Edison Welding Institute, the United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the past 34 years. Due to his work with the DOE, our President and Chief Technology Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

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

Recent Developments (in reverse chronological order)

On August 3, 2017, we announced signing Jeta Enterprises as a new manufacturer’s representative for sales of Sigma contract printing and AM services in the Northwest region of the U.S., including Oregon and Washington states. Jeta’s strong customer base in Aerospace and Medical Devices coupled with its expertise in custom-engineered components positions it to serve a growing base of demand for advanced component manufacturing with Sigma's suite of products and services.

On July 27, 2017, we announced changes in senior management. Mr. Cola, who serves as President, was appointed as Sigma's Chief Technology Officer, responsible for building and implementing the Sigma technological strategy and guiding key technical advancements towards digitalization in the context of the Industrial Internet of Things (IIoT). Together with our executive team members, Mr. Cola will seek to expand and grow the Company through next-generation products and key customer development in a broad range of industries. John Rice, who has served as Chairman of the Board of the Company since his appointment in April 2017, replaced Mr. Cola as Chief Executive Officer effective as of July 24, 2017. As Chairman of the Board and interim Chief Executive Officer, Mr. Rice will oversee our implementation of internal and external growth, with an emphasis on internal focus technology, sales, and efficiency, and externally, reaching into the marketplace to expand the Company’s digital technical bandwidth with respect to our IPQA® technology and additive manufacturing. Mr. Rice brings substantial operating and investment experience to these tasks, including with respect to operations of startup and emerging companies, corporate finance, and mergers and acquisitions.

On July 20, 2017, we announced the June 30, 2016 publication of our U.S. Patent Application No. US 2016/0185048; Multi-Sensor Quality Inference and Control For Additive Manufacturing Processes. This patent application is related to real-time quality analysis during AM processes and the characterization of material properties using acoustic signals emitted during AM which can be used in addition to optical signals to simplify the qualification of printed parts.

On July 6, 2017, we announced that the Company has signed a Technology Development Agreement ("TDA") with OXYS Corporation, a technology company in Cambridge, MA working in the Industrie 4.0 space. The first project to be executed under the TDA will be a new architecture platform for the Company's PrintRite3D® INSPECT. The Company expects that the completed project will allow for miniaturization of the sensor/hardware PrintRite3D® product, enhancements to the level of hardware/software integration moving it towards board-level integration, as well as broaden the market reach of the Company's PrintRite3D® technology to the Smart Factory and the larger Digital Enterprise, including polymer-based 3D printing.

On June 28, 2017, we announced that our PrintRite3D® INSPECT® software Version 2.0 was recently installed at Honeywell Aerospace in Honeywell's Advanced Manufacturing Engineering Center in Phoenix, AZ, in connection with Sigma Labs' ongoing participation in the Honeywell lead, DARPA Phase III.

On June 6, 2017, we announced that the Company has entered into agreements with two additional, non-exclusive sales agents in the Asia Pacific region, driven by strong customer interest in the region for PrintRite3D®. One such agent, Enervision Inc., will target the high growth expectations in the South Korean AM market, driven by the Korean government's announcement in April 2017 of a $37 million investment to accelerate the development of 3D printing across the country. Our other new sales agent is Beijing Yida Sifang Technology Co., Ltd, a leading metal AM reseller with multiple offices in China, will assist Sigma Labs with its expansion into the China AM market.

On May 9, 2017, we announced the unveiling of our PrintRite3D® INSPECT™ V.2.0 quality assurance software at RAPID + TCT 2017 (www.rapid3devent.com), North America's preeminent event for discovery, innovation, and networking in 3D manufacturing.

On April 18, 2017, we announced the receipt of a contract from Solar Turbines, Incorporated, a subsidiary of Catepillar Inc. (NYSE: CAT). Solar Turbines will implement our In-Process Quality Assurance™ (IPQA®) technology for the production of gas turbine components using metal AM. The division makes mid-size industrial turbines for use in electric power generation, gas compression, and pumping systems. We plan to initially install our PrintRite3D® software on a 3D Systems’ ProX300 machine, with the potential for multiple system orders as the company ramps up to full serial production.

On April 5, 2017, we announced the release of our OEM Developers Kit for PrintRite3D® INSPECT™ quality assurance software version 2.0. The Company has placed its alpha version with a European OEM partner for test, evaluation and incorporation into its additive manufacturing 3D printers. The Developers Kit allows an OEM to seamlessly and quickly embed PrintRite3D® technology directly into their OEM solutions allowing for rapid entry of their products into the market place.

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

During the six months ended June 30, 2017, we recognized revenue of $440,756, as compared to $452,279 in revenue recognized during the same period in 2016. The decrease in revenue was primarily due to the completion of the GEA America Makes Program in 2016 that generated three months of revenue in 2016 but no revenue in 2017. We financed our operations during the six months ended June 30, 2017 and 2016 primarily from PrintRite3D® system sales, Darpa and Aerojet programs, engineering consulting services we provided to third parties during these periods and through sales of our common stock and debt securities. We anticipate that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290 metal printer, as well as further perform on our engineering consulting contracts for the Aerojet Rocketdyne Booster Propulsion program and Honeywell Aerospace for the DARPA Phase III and Plus up efforts. Our cost of service revenue for the three months ended June 30, 2017 was $185,946 as compared to $138,485 for the same period in 2016. The $47,461 increase is attributable to generating more commercial revenue in 2017 that resulted in lower margins versus generating more programmatic and engineering consulting revenue in 2016 that resulted in higher margins.

Our general and administrative expenses for the six months ended June 30, 2017, were $1,237,988, as compared to $876,185 for the same period in 2016. Our payroll expenses for the six months ended June 30, 2017 were $677,282, as compared to $468,484 for the same period in 2016. Our expenses relating to stock-based compensation for the six months ended June 30, 2017 were $306,405 as compared to $130,913 for the same period in 2016. Our research and development expenses for the six months ended June 30, 2017 were $167,615 as compared to $50,978 for the same period in 2016.

General and administrative expenses principally include operating expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company, in addition to other legal, accounting, marketing and investor relations fees. The increase in general and administrative expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is principally the result of fees relating to our February 2017 public offering that resulted in net proceeds of approximately $5,250,000, fees incurred in connection with investing in strategic partners, along with the continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The increase in payroll expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is principally the result of our hiring of additional software development staff to assist in acceleration of our IPQA®-enabled PrintRite3D® technologies since March 2016. The increase in research and development expenses for the six months ended June 30, 2017 as compared to the same period in 2016 is principally the result of the continued development and improvements of our software and technology. The increase in stock-based compensation costs is due to the fact that the majority of stock options were granted after June 30, 2016, thus more stock option vesting occurred in the first quarter of 2017 than the same period in 2016.

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

Our net loss for the six months ended June 30, 2017 increased over the prior year period and totaled $1,932,706 as compared to $1,212,513 for the same period in 2016. This increase in net loss was attributable to a decrease in revenue and an increase in expenses as noted above.

Liquidity and Capital Resources

As of June 30, 2017, we had $3,384,499 in cash and had a working capital surplus of $3,374,359, as compared with $398,391 in cash and a working capital surplus of $110,799 as of December 31, 2016.

On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,250,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

We expect to generate revenue primarily by licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through June 30, 2017, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services as well as thru the programmatic work performed on both the Darpa Phase II and Aerojet programs we provided during this period and through sales of Sigma common stock and debt securities. During the remainder of 2017, we expect to further ramp up our operations and our commercialization and marketing efforts, which we anticipate will increase the amount of cash we will use in our operations.

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

Cash used in operating activities during the three months ended June 30, 2017 increased to $1,440,304 from $914,556 during the same period in 2016, primarily due to increases in general and administrative expenses as noted above, which were offset by the net effect of changes in accounts payable, accrued expenses and accounts receivable during the quarters. Also, there was a larger net loss during the six months ended June 30, 2017 offset by more non-cash expenses during the quarter, as compared to the same period in 2016. Cash used in investing activities increased during the three months ended June 30, 2017 to $795,468, as compared to $72,265 during the same period in 2016, due primarily to the increase in notes receivables related to our loans to Morf3D and Jaguar Precision Machine in conjunction with our strategic alliances. Cash flows provided by financing activities during the six months ended June 30, 2017 increased to $5,225,649 from $0 during the same period in 2016 due to our February 2017 public offering. There were no cash flows used or provided by financing activities in 2016.

Some of our engineering consulting contracts, including the contracts from Honeywell Aerospace, Bendix King, Siemens, EOS, Solar Turbines, Pratt & Whitney and Aerojet Rocketdyne, are fixed-price contracts, for which we will be entitled to receive a specified fee regardless of our cost to perform under such contract. In connection with entering into these fixed-contract consulting arrangements, we are required to estimate our costs of performance. To actually earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of meeting the specified objectives, realizing the expected units of work or completing individual transactions, within the contracted time period. Accordingly, if we under-estimate the cost to complete a contract, we remain obligated to complete the work based on our initial cost estimate, which would reduce the amount of profit actually earned under the contract.

We do not have any material commitments for capital expenditures during the next twelve months. Based on the funds we have as of August 14, 2017, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2017. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, strategic partnerships, contract manufacturing orders in connection with our EOS M290 metal printer, and proceeds received from sales of our securities. Revenue we generate from licensing our technologies is not expected to increase significantly during 2017 and we also anticipate that there will be an increase in the amount of cash we will use during the remainder of 2017 in connection with our efforts to identify compatible businesses to possibly acquire that will be synergistic with our business (although there is no assurance than any acquisition will be consummated). Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional financing. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company will hold our annual meeting of stockholders on October 2, 2017.

ITEM 6. EXHIBITS.

3.1	Amendment Number One to Amended and Restated Bylaws of Sigma Labs, Inc.**
10.1

Amended and Restated Employment Agreement, dated as of July 24, 2017, between Sigma Labs, Inc. and Mark J. Cola. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2017 and incorporated herein by reference).*

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

SIGMA LABS, INC.

August 14, 2017	By:	/s/ John Rice
John Rice
Chairman of the Board and Interim Chief Executive Officer (Interim Principal Executive Officer)

August 14, 2017	By:	/s/ Murray Williams
Murray Williams
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)