Form 10-Q
period 2017-09-30
SIGMA LABS, INC.
filed 2017-11-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2017, the issuer had 4,718,651 shares of common stock outstanding.

SIGMA LABS, INC.

For the quarter ended September 30, 2017

FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$2,691,487	$398,391
Accounts Receivable, net	105,725	288,236
Notes Receivable, net	775,267	-
Inventory	188,907	187,241
Prepaid Assets	49,896	36,056
Total Current Assets	3,811,282	909,924

Other Assets:
Property and Equipment, net	446,449	564,933
Intangible Assets, net	261,660	226,450
Investment in Joint Venture	500	500
Prepaid Stock Compensation	49,528	167,562
Total Other Assets	758,137	959,445

TOTAL ASSETS	$4,569,419	$1,869,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$114,747	$112,175
Notes Payable, net of original issue discount of $5,091 at September 30, 2017 and net of original issue discount of $69,703 and net of debt discount $358,280 at December 31, 2016	994,909	561,834
Accrued Expenses	219,570	125,116
Total Current Liabilities	1,329,226	799,125

Long-Term Liabilities
Derivative Liability	-	93,206
Total Long-Term Liability	-	93,206

TOTAL LIABILITIES	1,329,226	892,331

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 7,500,000 shares authorized; 4,577,651 and 3,133,789 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4,578	3,135
Additional Paid-In Capital	16,046,185	10,734,857
Accumulated Deficit	(12,810,570)	(9,760,954)
Total Stockholders’ Equity	3,240,193	977,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,569,419	$1,869,369

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$78,046	$189,952	$518,802	$642,230

COST OF REVENUE	81,214	69,259	267,160	207,744
	-
GROSS PROFIT	(3,168)	120,693	251,642	434,486

EXPENSES:
Other General and Administration	576,855	437,870	1,814,843	1,314,055
Payroll Expense	295,890	259,010	973,172	727,494
Stock-Based Compensation	199,225	105,641	505,630	236,554
Research and Development	57,947	37,526	225,562	88,504
Total Expenses	1,129,917	840,047	3,519,207	2,366,607

OTHER INCOME (EXPENSE)
Interest Income	13,675	35	26,616	288
Other Income- State Incentives	2,500	-	154,568	-
Other Income-Decrease in fair value of derivative liabilities	-	-	93,206	-
Other Expense – Debt discount amortization	-	-	(56,441)	-
Total Other Income	16,175	35	217,949	288
	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,116,910)	(719,320)	(3,049,616)	(1,931,833)
	-	-	-	-
Provision for income Taxes	-	-	-	-
	-	-	-	-
Net Loss	$(1,116,910)	$(719,320)	$(3,049,616)	$(1,931,833)

Net Loss per Common Share – Basic and Diluted	$(0.24)	$(0.23)	$(0.70)	$(0.62)

Weighted Average Number of Shares
Outstanding – Basic and Diluted	4,574,460	3,129,675	4,330,565	3,121,821

The accompanying notes are an integral part of these financial statements

Sigma Labs, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(3,049,616)	$(1,931,833)
Adjustments to reconcile Net Income (Loss) to Net Cash used in operating activities:
Noncash Expenses:
Amortization – Patents	2,289	6,526
Depreciation	134,865	131,879
Stock Compensation	506,994	240,756
Revaluation of derivative liability and debt discount related to notes payable	(93,206)	-
Note Payable original issue discount	74,794	-
Note Payable debt discount amortization	56,441	-
Change in assets and liabilities:
Accounts Receivable	182,511	160,623
Inventory	(1,666)	(64,530)
Prepaid Assets	(13,840)	4,590
Accounts Payable	2,572	104,824
Notes Payable	301,839	-
Accrued Expenses	94,454	24,799
NET CASH USED IN OPERATING ACTIVITIES	(1,801,569)	(1,322,366)

INVESTING ACTIVITIES
Purchase of Furniture and Equipment	(16,381)	(26,907)
Purchase of Intangible Assets	(37,498)	(61,556)
Notes Receivable	(775,267)	-
Investment in Joint Venture	-	8,617
Loss on Investment in Joint Venture	-	105
NET CASH USED IN INVESTING ACTIVITIES	(829,146)	(79,741)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	5,225,650	-
Amendment to Warrant Agreements	(301,839)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,923,811	-

NET CASH DECREASE FOR PERIOD	2,293,096	(1,402,107)

CASH AT BEGINNING OF PERIOD	398,391	1,539,809

CASH AT END OF PERIOD	$2,691,487	$137,702

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$50,418	$-
Income Taxes	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Common Stock for services	$85,408	$152,265
Writeoff of Debt Discount	$(301,839)	$-

The accompanying notes are an integral part of these financial statements

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2017

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Article 8 of U.S. Securities and Exchange Commission Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2016 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

On February 14, 2017, The NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on The NASDAQ Capital Market, effective as of February 15, 2017. The Company’s common stock ceased trading on the OTCQB on February 15, 2017, and on such date the common stock commenced trading on The NASDAQ Capital Market under the ticker symbol “SGLB”.

On August 8, 2017, the Company issued 7,489 shares of common stock to a director valued at $2.27 per share, or $17,000.

On August 16, 2017, the Company issued 8,213 shares of common stock to a director valued at $2.07 per share, or $17,000.

As of September 30, 2017 and December 31, 2016, there were 4,577,651 and 3,133,789 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at September 30, 2017 and 2016.

Stock Options

On September 28, 2017, the Company granted to an officer (i) a five-year stock option to purchase up to 2,500 shares of common stock, at an exercise price equal to $1.91 per share, which was the closing market price of our common stock on September 28, 2017 (i.e., the date of grant), which option vested and became exercisable in full on the date of grant, and (ii) a five-year stock option to purchase up to 47,500 shares of common stock, at an exercise price equal to $1.91 per share (the closing market price of our common stock on the date of grant), which option is subject to vesting.

The weighted average period over which total the compensation cost of the options of $90,723 ($11,937 in 2017) will be recognized is 4 years. The weighted average exercise price of all outstanding options as of September 30, 2017 is $3.58 and the weighted average fair value of the options on the grant dates was $2.88. The estimated fair value of the options was determined using the Black-Scholes pricing model using the following assumptions:

Expected term:	5 years

Volatility:	67.3 – 155.62%

Dividend yield:	0.00%

Risk-free interest rate:	1.13 - 2.27%

Warrants

As of September 30, 2017, the Company had outstanding warrants to purchase a total of 80,000 shares of common stock at an exercise price of $2.00 per share. Each warrant, prior to its amendment described below in Note 4, had an exercise price equal to $4.13. If not exercised, the warrants to purchase the 80,000 shares will expire on October 17, 2019. In addition, as of September 30, 2017, the Company had outstanding warrants to purchase a total of 1,621,500 shares of common stock at an exercise price of $4.00 per share. If not exercised, the warrants to purchase the 1,621,500 shares will expire on February 21, 2022. The 1,621,500 warrants trade on The NASDAQ Capital Market under the ticker symbol “SGLBW”.

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

The Notes , prior to their amendment described below, provided that they were convertible into shares of Common Stock at a conversion price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on July 28, 2016, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Notes (subject to adjustment as provided therein). As such, the conversion price of the Notes was $4.13, which is the final unit price of the Company’s public offering.

Each Warrant , prior to its amendment described below, had an exercise price equal to the lesser of (i) the final unit price of the Company’s proposed public offering initially filed with the SEC on February 17, 2017, and (ii) 150% of the closing price of the Common Stock as reported by the OTC Markets Group, Inc. on the date of issuance of the Warrants (subject to adjustment as provided therein), which Warrants may be exercised on a cashless basis as provided in the Warrants. As such, the exercise price of the Warrants was $4.13, which is the final unit price of the Company’s public offering.

On September 29, 2017, the Company entered into amendments (the “Amendments”) to the Notes and Warrants pursuant to which, among other things set forth in the Amendments, (1) the exercise price of the Warrants was reduced from $4.13 per share to $2.00 per share, and (2) the conversion price of the Notes was reduced from $4.13 per share to $2.00 per share. Under the Amendments, Sigma paid the Investors an aggregate amount equal to $500,000 (representing 50% of the outstanding principal balance of the Notes) plus all accrued interest on the Notes on October 2, 2017. In consideration of the foregoing, the Investors agreed to, among other things, extend the payment date of the remaining 50% of the outstanding principal balance of the Notes from October 17, 2017 to the earlier of May 18, 2018 or the closing of the Company’s next underwritten public offering of securities in which the Company raises gross proceeds of at least $3,000,000 (should the Company elect to commence and close such an offering of securities).

As of September 30, 2017, the Notes Payable balance is $994,909 which balance was reduced to $500,000 on October 2, 2017.

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

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2017 and 2016:

	9 Months Ending
	9-30-17	9-30-16

Loss from continuing
Operations available to
Common stockholders (numerator)	$(3,049,616)	$(1,931,833)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	4,330,565	3,121,821

Dilutive loss per share was not presented as the Company had no common equivalent shares for all periods presented that would affect the computation of diluted loss per share or its effect is anti-dilutive.

NOTE 7 – Subsequent Events

On October 6, 2017, pursuant to an advisory agreement with the Underwriter, the Company issued to the Underwriter a total of 141,000 shares of the Company’s common stock in exchange for the surrender by the Underwriter of its Unit Purchase Option to acquire up to 70,500 Units.

On October 13, 2017, the Company granted two employees five-year options to purchase an aggregate of 20,000 shares of common stock, with each option having an exercise price of $1.92 per share, and vesting over the four-year period following the date of grant.

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

Overview

Sigma Labs, Inc. (the “Company,” “we,” “us,” or “Sigma”) is a software company that has developed In-Process-Quality-Assurance (“IPQA”) software known as PrintRite3D®. This technology is also sometimes referred to as Real-Time-Computer-Aided Inspection (“CAI”).  Sigma believes that its PrintRite3D® solves the major problem that has prevented large-scale metal part production using 3D printers.

3D metal manufacturing is a technology that uses lasers to form or create parts out of welding powdered metals into a 3-dimensional (3D) object. The quality of these parts can vary from any given part to another on a single production run. Therefore, traditional after the fact quality inspection methods do not assure quality of 3D printed parts. Sigma believes that the best, indeed, only way to attain high yields for both manufacturing quality and cost efficiency is an IPQA® approach that looks at each part in real time as it is being manufactured and determines in real time whether it meets quality specifications.

GE Aviation has stated that it plans to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility for its Leap engine and other engines to produce Leap engine 3D printed metal parts. Since September 2016, GE has spent over $1 billion buying controlling interests in AM equipment manufacturers, Concept Laser and Arcam AB, and invested over $300 million creating AM manufacturing capability in both the United States and India. However, unless companies that utilize a 3D production facility like GE Aviation are able to effectively check each part for conforming attributes of shape, density, strength and consistency in real-time during the manufacturing process, we believe that such companies will be at risk of letting some substandard parts through and, also, be unable to improve the workflow and high-quality yields of 3D printing functional metal parts. We believe that our software, which can be positioned “inside” the 3D metal printer, solves these problems by assuring each part is being made to the quality specifications of the computer file as such part is being made. In essence, our software enables 3D prototyping to become 3D manufacturing. Instead of performing quality assurance (“QA”) post production or after the fact, our PrintRite3D® software has been designed to fundamentally redefine traditional QA by embedding quality assurance and process control into the manufacturing process in real time.

We have filed patent applications on our In-Process Quality Assurance™ (“IPQA®”) process and procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their digital manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and more reliable parts. Vertical markets that we believe would benefit from our technology and software include aerospace, defense, bio-medical, power generation, and oil & gas industries. We provide our software products to customers in the form of Software as a Service (“SaaS”).

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

About Quality Assurance in 3D Printing

Current methods for providing quality in 3DP are generally either inaccurate due to use of procedures that do not recognize and measure the primary quality issues of 3D metal manufacturing or are cost prohibitive due to the expense of equipment required to examine the interior of complex dense parts such as 3D can create, and further, may be inaccurate due to misuse of statistically based assessments.  After 3D-manufacture, costs are normally incurred by using non-destructive technologies such as ultrasound and non-traditional x-ray scanning technology on these parts, and old-fashioned visual inspection. Destructive testing of 3D parts is a mis-applied carryover from current Subtractive Manufacturing quality assurance practice in which the great consistency of CNC machines  permits quality inspectors to infer the quality of a production run by cutting up and analyzing a statistically relevant number of parts. The test result of the parts that are destroyed and analyzed have been, at great time and expense, statistically demonstrated to be representative of the rest of the parts in the production lot. The underlying premise of quality assurance for Subtractive Manufactured parts is that if a machine is set up properly, then all parts it produces will be the same. This simple, effective and accurate quality system does not apply to Additive Manufacturing, in which each part is built in an average production lot of 5-20, and in which quality variance may occur from part to part and within any part notwithstanding that the AM machine settings are the same. Therefore, unable to rely on a traditional statistically based quality system, 3D Manufacturing’s optimum quality assurance system would evaluate the quality of each individual part.  PrintRite3D®’s in-process quality inspection approach of each part individually allows a manufacturer to use AM to form a single part, such as a hip replacement or one spare aircraft part needed on an aircraft carrier, or several lots of the same part, in large quality – each approved or rejected in real time and based upon 100% inspection during fabrication. We offer our customers’ the ability to use real-time sensors to track individual scans of each layer, and our software continuously analyzes the part health so that when it is finished we can determine if it meets the production quality standard set by the customer. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more. Most importantly is the ability of our software to reduce risk associated with the qualification and certification of printed parts.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers product warranties and assurances that its printed parts were produced in compliance with stringent quality requirements. Orders for our software have been received from Honeywell Aerospace, Aerojet Rocketdyne, Woodward, Siemens Turbomachinery, Pratt and Whitney, and Solar Turbines.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, Concept Lasers, Trumpf Lasers, Renishaw, Sentrol, Farsoon, Desktop Metal and others.

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a computer aided design (“CAD”) model of the part into the Cloud as shown in “A” in Figure 1. Next, computer aided engineering (“CAE”) and/or computer aided manufacturing (“CAM”) instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam, or other energy source, focused onto the build platform melts each successive layer of powder in 20-60 micron increments. Our PrintRite3D SENSORPAK® (see “C” in Figure 1) detects, records, analyzes and compares the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during manufacturing. Our PrintRite3D INSPECT®, Version 3.0 software determines compliance of each part for its metallurgical quality. Our alpha version of PrintRite3D CONTOUR® software determines the shape and conformity of a part in real-time manufacture with its geometric design specification.

Our PrintRite3D® CAI web-based software suite (see “D” in Figure 1) resides in situ and/or in the Cloud (see “A” in Figure 1) of the Industrial Internet of Things (“IIoT”). We enable manufacturing engineers to assure the part quality layer-by-layer, provide for manufacturing statistical process control and harvest, aggregate, and analyze Big Data from the manufacturing real-time data collected from our PrintRite3D SENSORPAK® (see “C” in Figure 1), as well as post-process manufacturing data collected by our customers (see “E” in Figure 1).

Our specialized sensor suite (see “C” in Figure 1), known as PrintRite3D SENSORPAK®, is an edge computing device. It contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts a million-fold data reduction that finishes with our PrintRite3D® Digital Quality Record (“DQR”) and report, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

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
Shop
Shop

Figure 1. Sigma’s Industrial IoT / PrintRite3D® Cloud Architecture

Business Activities and Industry Applications

Our principal business activities include the continued development and commercialization of our PrintRite3D® suite of software applications, with our main focus currently on the 3DP and the AM industry, as well as further developing our contract additive manufacturing business for metal 3DP to be a customer prototype center available for cutting edge 3D challenges and a concurrent means of demonstrating and proving the merit of PrintRite3D® for customers’ parts or application. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

•Identify, develop and commercialize our quality assurance software Apps for advanced manufacturing technologies designed to assure part quality in real time as the part is being made and improve process control practices for a variety of industries;

•Provide materials and process engineering consulting services in respect of our PrintRite3D® CAI quality assurance software Apps for advanced manufacturing to customers that have needs in developing next-generation technologies for digital manufacturing technologies; and

•Build and run a prototype and small lot contract manufacturing and demonstration division for metal 3DP beginning with our EOS M290 state-of-the-art metal printer.

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

Corporate Information

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

We incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name from Framewaves Inc. to Sigma Labs, Inc.

Recent Developments (in reverse chronological order)

On November 9, 2017, we announced that the Company and 3DSIM have partnered to bring their customers closer to the reality of full process control over the metal additive manufacturing (AM) process which has been a challenge for AM part designers and manufacturers. 3DSIM, an AM simulation leader, has jointly developed with the Company, a new capability for 3DSIM’s FLEXTM software that simulates the thermal sensors’ response to the metal AM process. FLEXTM is the newest software from 3DSIM, the full commercial version of which is scheduled to be released in early 2018.

On October 16, 2017, we announced that we will unveil our PrintRite3D® INSPECT™ V3.0 quality assurance software at the international Formnext 2017 to be held from November 14-17, 2017, which will showcase current and future cutting-edge applications of additive technologies.

On October 12, 2017, we announced that John Rice, our interim Chief Executive Officer, was to be a featured presenter at the 3rd Annual Dawson James Small Cap Growth Conference on October 19, 2017 in Jupiter, Florida, and on September 29, 2017, we announced that Mr. Rice was to present at The MicroCap Conference in New York City on October 5, 2017.

On September 5, 2017, we announced that our cloud-based PrintRite3D® INSPECT® software Version 2.0 was recently installed at the advanced additive manufacturing facility operated by Siemens Industrial Turbomachinery AB in Sweden.

On August 25, 2017, we announced that the Company received an invitation to speak at the Third Joint FAA – USAF Workshop on Qualification and Certification of Additively Manufactured Parts, at which Mark Cola, our President and CTO, presented, “In-situ Monitoring for Additive Manufacturing:  Implications for the Digital Manufacturing Age,” on August 31, 2017 at the University of Dayton River Campus.

On August 22, 2017, we announced that we entered into an agreement with Digital-CAN Tech Co., LTD to serve as our non-exclusive sales agent in Taiwan. Digital-CAN has experience in a variety of industries such as aerospace, medical, tooling, industrial manufacturing 4.0 applications, architecture, product design, automotive design, and lifestyle applications. We agreed to pay Digital-CAN a commission tied to revenue generated by us as a result of customers identified by Digital-CAN. As of the date of this Quarterly Report on Form 10-Q, Digital-CAN has not earned any commissions.

On August 10, 2017, we announced that our cloud-based PrintRite3D® INSPECT® software Version 2.0 was installed at Woodward Inc. Aircraft Turbine Systems group at its Zeeland, MI location. Our PrintRite3D® software is part of Woodward’s additive manufacturing strategies to ensure that their aerospace and industrial customers receive quality product.

On August 3, 2017, we announced signing Jeta Enterprises as a new manufacturer’s representative for sales of Sigma contract printing and AM services in the Northwest region of the U.S., including Oregon and Washington states. Jeta’s strong customer base in Aerospace and Medical Devices coupled with its expertise in custom-engineered components positions it to serve a growing base of demand for advanced component manufacturing with Sigma’s suite of products and services. As of the date of this Quarterly Report on Form 10-Q, Jeta has not earned any commissions.

On July 27, 2017, we announced changes in senior management. Mr. Cola, who serves as President, was appointed as Sigma’s Chief Technology Officer, responsible for building and implementing the Sigma technological strategy and guiding key technical advancements towards digitalization in the context of the Industrial Internet of Things (IIoT). Together with our executive team members, Mr. Cola will seek to expand and grow the Company through next-generation products and key customer development in a broad range of industries. John Rice, who has served as Chairman of the Board of the Company since his appointment in April 2017, replaced Mr. Cola as Chief Executive Officer effective as of July 24, 2017. As Chairman of the Board and interim Chief Executive Officer, Mr. Rice oversees our implementation of internal and external growth, with an emphasis on internal focus technology, sales, and efficiency, and externally, reaching into the marketplace to expand the Company’s digital technical bandwidth with respect to our IPQA® technology and additive manufacturing. Mr. Rice brings substantial operating and investment experience to these tasks, including with respect to operations of startup and emerging companies, corporate finance, and mergers and acquisitions.

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

On July 6, 2017, we announced that the Company has signed a Technology Development Agreement (“TDA”) with OXYS Corporation, a technology company in Cambridge, MA working in the Industrie 4.0 space. The first project to be executed under the TDA will be a new architecture platform for the Company’s PrintRite3D® INSPECT. The Company expects that the completed project will allow for miniaturization of the sensor/hardware PrintRite3D® product, enhancements to the level of hardware/software integration moving it towards board-level integration, as well as broaden the market reach of the Company’s PrintRite3D® technology to the Smart Factory and the larger Digital Enterprise, including polymer-based 3D printing.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the accompanying consolidated financial statements and related notes. These estimates and assumptions have a significant impact on our consolidated financial statements. Actual results could differ materially from those estimates. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are disclosed in Note 1 to the Financial Statements included in this Quarterly Report on Form 10-Q. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

Results of Operations

We expect to generate revenue primarily by selling and licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues though contract AM manufacturing using our in-house metal 3D printing capability. However, we presently make limited sales of these technologies and services, which include limited sales of non-exclusive licenses to use our PrintRite3D® technologies, including under our Early Adopter Program and OEM Partner Program, as described above. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies.

During the three and nine months ended September 30, 2017, we recognized revenue of $78,046 and $518,802, respectively, as compared to $189,952 and $642,230 in revenue recognized during the same periods in 2016. The decrease in revenue was primarily due to reduced programmatic sales, the revenue from which was only partially replaced by new EAP and OEM Partner Program sales due to the incentivized pricing associated with those two programs. We financed our operations during the three and nine months ended September 30, 2017 and 2016 primarily from PrintRite3D® system sales, DARPA and Aerojet programs, engineering consulting services we provided to third parties during these periods and through sales of our common stock and debt securities. We anticipate that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290 metal printer, as well as further perform on our engineering consulting contracts for the Aerojet Rocketdyne Booster Propulsion program and Honeywell Aerospace for the DARPA Phase III and Plus up efforts. Our Cost of Revenue for the three and nine months ended September 30, 2017 was $81,214 and $267,160, respectively, as compared to $69,259 and $207,744 for the same periods in 2016. The increases are attributable to the additional costs associated with implementation of the EAP and OEM programs.

Our General and Administrative Expenses for the three and nine months ended September 30, 2017, were $576,855 and $1,814,843, respectively, as compared to $437,870 and $1,314,055 for the same periods in 2016. Our payroll expenses for the three and nine months ended September 30, 2017 were $295,890 and $973,172, respectively, as compared to $259,011 and $727,494 for the same periods in 2016. Our expenses relating to stock-based compensation for the three and nine months ended September 30, 2017 were $199,225 and $505,630, respectively, as compared to $105,641 and $236,554, respectively, for the same periods in 2016. Our research and development expenses for the three and nine months ended September 30, 2017 were $57,947 and $225,562, respectively, as compared to $37,526 and $88,504 for the same periods in 2016.

General and Administrative Expenses principally include internal operating and sales expenses and outside service fees, the largest component of which consists of services in connection with our obligations as an SEC reporting company. The increase in General and Administrative Expenses for the three and nine months ended September 30, 2017 as compared to the same period in 2016 is principally the result of fees relating to and as a consequence of our February 2017 public offering that resulted in net proceeds of approximately $5,225,650, fees incurred in connection with investing in strategic partners, the increase in interest and finance costs on the $1,000,000 note originated in October of 2016, along with the continued development of our IPQA®-enabled PrintRite3D® technologies and our related efforts to expand our services. The increase in payroll expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is principally the result of our hiring of additional software development staff to assist in acceleration of our IPQA®-enabled PrintRite3D® technologies and 2017 increases in administrative salaries. The increase in research and development expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is principally the result of increased contract consulting combined with software and hardware upgrades required for the continued development and improvement of our software and technology. The increase in stock-based compensation costs is due to the fact that the majority of stock options were granted after September 30, 2016, thus more stock option vesting occurred in each quarter of 2017 than in the same periods of 2016.

Our General and Administrative expenses are expected to continue to increase as we seek further commercialization of our IPQA®-enabled PrintRite3D® technologies through increased marketing and sales efforts. Similarly, we anticipate that our payroll and non-cash compensation expenses will continue to increase as we engage more employees and other service providers to support our efforts to grow our business.

Our net loss for the three and nine months ended September 30, 2017 increased over each of the prior year comparative periods and totaled $1,116,910 and $3,049,616, respectively, as compared to $719,320 and $1,931,833 for the same periods in 2016. This increase in net loss was attributable to a decrease in revenue and an increase in expenses as noted above.

Liquidity and Capital Resources

As of September 30, 2017, we had $2,691,487 in cash and had a working capital surplus of $2,482,056, as compared with $398,391 in cash and a working capital surplus of $110,799 as of December 31, 2016.

On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,225,650, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

We expect to generate revenue primarily by licensing our manufacturing and materials technologies to businesses that seek to improve their manufacturing production processes and/or manipulate and improve the most functional characteristics of the materials and other input components used in their business operations. We also expect to generate revenues by providing contract AM services using our EOS M290 metal AM system. However, for the period from our inception through September 30, 2017, we generated revenue and financed our operations primarily from PrintRite3D®-enabled engineering consulting services as well as thru the programmatic work performed on both the DARPA Phase II and Aerojet programs we provided during this period and through sales of Sigma common stock and debt securities. We expect to further ramp up our operations and our commercialization and marketing efforts, which we anticipate will increase the amount of cash we will use in our operations.

We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology for the AM metal market in the remainder of 2017. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and conducting supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash used in operating activities increased a net of $479,203 during the nine months ended September 30, 2017, to $1,801,569 from $1,322,366 during the same period in 2016.  This increase was primarily due to the increases in general and administrative, payroll and research and development expenses noted above which were partially offset by the net effect of changes in accounts receivable, notes payable, and accrued expenses during the period. Cash used in investing activities increased during the nine months ended September 30, 2017 to $829,146, as compared to $79,741 during the same period in 2016, due primarily to the $775,267 increase in notes receivables related to our loans to Morf3D and Jaguar Precision Machine in conjunction with our strategic alliances. Cash flows provided by financing activities during the nine months ended September 30, 2017 increased a net of $4,923,811 from $0 during the same period in 2016. There were no cash flows used or provided by financing activities in 2016.

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

We do not have any material commitments for capital expenditures during the next twelve months. Pursuant to the September 29, 2017 amendments to the Notes and Warrants discussed in Note 4 to our financial statements above, Sigma paid an aggregate amount equal to $500,000 plus all accrued interest on the Notes on October 2, 2017. In consideration of the foregoing, the Investors agreed to, among other things, extend the payment date of the remaining 50% of the outstanding principal balance of the Notes from October 17, 2017 to the earlier of May 18, 2018 or the closing of the Company’s next underwritten public offering of securities in which the Company raises gross proceeds of at least $3,000,000 (should the Company elect to commence and close such an offering of securities).

Based on the funds we have as of November 14, 2017, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2017. Until we are able to generate significant revenues and royalties from selling or licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, strategic partnerships, contract manufacturing orders in connection with our EOS M290 metal printer, and proceeds received from sales of our securities. Revenue we generate from licensing our technologies is not expected to increase significantly during 2017 and we also anticipate that there will be an increase in the amount of cash we will use during the remainder of 2017 in connection with our efforts to identify compatible businesses to possibly acquire that will be synergistic with our business (although there is no assurance than any acquisition will be consummated). Accordingly, we will have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional financing. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

The “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 should be considered. There have been no material changes to those Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Amended and Restated Bylaws, as amended of Sigma Labs, Inc.**
10.1

Amended and Restated Employment Agreement, dated as of July 24, 2017, between Sigma Labs, Inc. and Mark J. Cola. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2017 and incorporated herein by reference).*

10.2	Summary of unwritten Employment Agreement between Sigma Labs, Inc. and John Rice entered into on August 8, 2017.* **
10.3

Employment Letter Agreement, effective as of September 28, 2017, between Sigma Labs, Inc. and Nannette Toups (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*

10.4

Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*

10.5

Form of Amendment of Warrant and Note, entered into as of September 29, 2017, between the Company and the Holders named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017 and incorporated herein by reference).

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

SIGMA LABS, INC.

November 14, 2017	By:	/s/ John Rice
John Rice
Chairman of the Board and Interim Chief Executive Officer (Interim Principal Executive Officer)

November 14, 2017	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)