Form 10-K
period 2017-12-31
SIGMA LABS, INC.
filed 2018-04-17
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ].No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]. No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] . No [X].

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2017, (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $9,253,958. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of April 12, 2018 was 5,002,185.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2017

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

PART I

ITEM 1. BUSINESS.

Summary

Sigma is a software company that has developed In-Process-Quality-Assurance (“IPQA”) software known as PrintRite3D®. This technology is also sometimes referred to as Real-Time-Computer-Aided Inspection (“CAI”). Sigma believes that its PrintRite3D® solves the major problem that has prevented large-scale metal part production using 3D printers for cost efficient production runs.

3D metal manufacturing, also known as Additive Manufacturing, is a technology that uses lasers to sculpt parts by welding powdered metals into 3-dimensional (3D) objects and, to date, the quality of these parts can vary from part to part in a single production run, as well as from machine to machine in a production line. Traditional quality assurance methods relying on statistically based post-process inspection methods so well proven by “Subtractive Manufacturing” cannot be used effectively to improve and assure quality of parts manufactured using 3D metal printers. The aforementioned traditional quality assurance methods are based on a manufacturing process that is the opposite of 3D Additive Manufacturing; Subtractive Manufacturing begins with quality-assured already formed pieces of metal as a raw material (not powdered metal as is used as raw material in 3D) and machines it with equipment such as lathes, milling machines, and CNC machines to subtract metal and thus form finished metal parts, or by casting molten metal into molded parts usually to then be further machined. Since the metal used in Subtractive Manufacturing is already of proven quality, the quality of the metal for all parts in a production run is known to be the uniform, subject to post process inspection of a statistically significant sample.

The lynchpin reality of 3D Additive Manufacturing quality assurance is illustrated by the fact that if a 3D metal manufacturing machine fabricates 10 parts, and quality inspectors then rigorously inspect three of them, the inspectors will have learned about the quality of only the three parts they destroyed or CT scanned and nothing that is sufficient to confirm or reject the quality of the remaining seven. Quality assurance of 3D Additive metal parts requires manufacturers to institute procedures to inspect 100% of the parts being made. Sigma believes that the best, indeed, the only known way to attain high yields for both manufacturing quality and cost efficiency is an In-Process-Quality-Assurance (IPQA®) approach that examines each part in real time as it is being manufactured, determines in real time whether it meets quality specifications and permits machine operators to act on the information if a part is beginning to deviate from its design specifications.

GE Aviation stated in 2016 that it planned to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility to produce 3D printed metal parts for its Leap engine and other engines. Starting in September 2016 and continuing into 2017 GE has spent over $1 billion buying controlling interests in AM equipment manufacturers, Concept Laser and Arcam AB, has announced that it invested over $300 million creating AM manufacturing capability in both the United States and India, and was an investor in a $115 million series D investment round of Desktop Metal, a metal 3D printing company. Sigma Labs has learned from its interactions in the marketplace that the pent-up demand apparent from GE and others, such as Airbus, to press forward into advanced 3D manufacturing production are taking place with the assumption that in-process quality assurance capacity will likely emerge either from their own internal efforts or be attained through licensing, or possibly acquisition. In the meantime, CT scans and other costly post-process inspection appear to be an accepted cost as initially sustainable in the startup phase of production. However, until companies that utilize 3D production facilities like GE Aviation are able to effectively verify that each part conforms to design specifications of attributes of shape, density, strength and consistency in real-time during the manufacturing process, we believe that such companies will be at risk of letting some substandard parts through and, also, be unable to improve the workflow to high quality cost-optimum yields of 3D printed metal parts. We believe that our principal product, PrintRite3D®, which can be positioned “inside” a 3D metal printer, solves these problems by determining if each part is being made to the quality specifications of the Design/Specification file as each part is being made. Our software enables 3D prototyping to evolve forward into 3D manufacturing by providing a software with an algorithms-based tool that addresses and overcomes the quality issues that are specific to 3D Metal Additive Manufacturing and that are not solved using the quality methods derived for Subtractive manufacturing. No matter how much acuity and at what cost of a suite of post process inspection tools might provide 3D manufactured metal parts, it currently can only assure quality by rejecting fully formed parts. PrintRite3D® is able to replace these ‘interim’ post process solutions such as CT scanning with a tool that has substantially lower operating costs and can attain higher yields by inspecting parts as they are being made and providing machines and their operators actionable information that includes the option of stopping manufacture of given part(s) while operations continue to complete parts that are in specification, thus saving time and money while raising yields. PrintRite3D® also gives operators information from run to run that enables them to ‘learn up’ quality for a given machine by using PrintRite3D® data about machine behaviors that can then be offset by making adjustments to power settings directed at a given sector.

We have filed 18 patent applications on our In-Process Quality Assurance™ (“IPQA®”) process and procedure for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their digital manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and more reliable parts. We believe that certain vertical markets would benefit from our technology and software, including aerospace, defense, bio-medical, power generation, and oil & gas industries because: (1) they each stand to benefit by taking advantage of the weight/strength/performance ratios that can often be optimized by taking advantage of 3D design; (2) they each stand to benefit by taking maximum advantage of 3D manufacturing’s material cost savings resulting from designing parts to needed tolerances while requiring less metal; and (3) there are severe consequences for quality failures in some of their products. We provide our software products to customers in the form of Software as a Service (“SaaS”).

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the world by producing real metal parts from a computerized input. 3D printing has been applied to the manufacture of plastic parts for decades. 3D manufacturing of metal parts involves directing a laser or other energy source at a layer of powdered metal and melting it. These layers become melted together from the bottom up. Worldwide revenues attributable to 3D manufacturing for metal products were $88.1 million in 2015 (Wohlers Report 2016, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report). By 2016, annual sales of the powdered metals used for raw material in metal Additive Manufacturing had grown to $126 million. Large powdered metal suppliers surveyed by Wohlers about their growth forecasts for 2017 averaged expectations of a 59% increase for 2017. . According to Sigma’s experience in costing and pricing the manufacturing of AM metal parts, as confirmed by consultation with other service providers, the total powdered metal sales forecast for 2017 is enough raw material to produce a “retail value” of the metal parts of ~$800 million.

The application of 3D printing to high-tolerance, precision manufactured metal parts has only recently emerged. 3D printing of metal parts today represents only a minor percentage of all 3D manufacturing. However, we believe the greatest future growth for 3D printing appears to be in metal parts, given the interest and investment being made by Fortune 100 companies, Federal government laboratories and agencies as well as university-based institutions. These high-end manufacturers and technology leaders are strongly focused on helping transform analog manufacturing of precision, high-tolerance parts in the U.S. to a digital manufacturing encompassing automation, robotics and closed-loop process control. We believe that the on-going success of 3D printing for metal parts will be highly dependent upon the evolution of digital quality assurance procedures used, such as our PrintRite3D® process control.

About Quality Assurance in 3D Printing

Current methods for providing quality in 3DP are generally either (i) inaccurate due to use of procedures that do not recognize and measure the primary quality issues of 3D metal manufacturing or due to the misuse of statistically based assessments, or (ii) are cost prohibitive due to the expense of equipment required to examine the interior of complex dense parts that 3D manufacturing can create. After 3D-manufacture, costs are normally incurred by using non-destructive technologies such as ultrasound and non-traditional CT technology on these parts, and old-fashioned visual inspection. Destructive testing of 3D parts is a mis-applied carryover from current Subtractive Manufacturing quality assurance practice, in which the great part to part consistency of traditional metal machining equipment permits quality inspectors to infer the quality of a production run by cutting up and analyzing a statistically relevant number of parts. The test result of the parts that are destroyed and analyzed have been, at great time and expense, statistically demonstrated to be representative of the rest of the parts in the production lot. The underlying premise of quality assurance for Subtractive Manufactured parts is that if a machine is set up properly, then all parts it produces will be the same. This simple, effective and accurate quality system does not apply to Additive Manufacturing, in which each part is built in an average production lot of 5-20, and in which quality variance may occur from part to part and within any part notwithstanding that the AM machine settings are the same. Therefore, unable to rely on a traditional statistically based quality system, 3D Manufacturing’s optimum quality assurance system would evaluate the quality of each individual part. PrintRite3D®’s in-process quality inspection approach of each part individually allows a manufacturer to use AM to form a single part, such as a hip replacement or one spare aircraft part needed on an aircraft carrier, or several lots of the same part, in large quality – each approved or rejected in real time and based upon complete inspection during fabrication. We offer our customers the ability to use real-time sensors to track individual scans of each layer, and our software continuously analyzes the part health so that when it is finished we can determine if it meets the production quality standard set by the customer. We believe our PrintRite3D® software could reduce inspection costs by a factor of 10 and development time for new parts by 50% or more because IPQA permits factories to make the part manufactured the constant and the machines manufacturing them the variable. Consequently, the lower cost statistical based post-process inspection methods that work well with Subtractive Manufacturing could be successfully and economically applied to parts made with 3D Metal machines, and because utilizing PrintRite3D® for design reduces the number and iterations of development parts required to lead to a final design. Most importantly is the ability of our software to reduce risk associated with the qualification and certification of printed parts.

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

Sigma’s Cloud-Based IIoT Solutions

The process of making a 3D printed part could start with our customers loading a computer aided design (“CAD”) model of the part into the Cloud as shown in “A” in Figure 1. Next, computer aided engineering (“CAE”) and/or computer aided manufacturing (“CAM”) instructions are sent to the 3D printer (see “B”, as shown in Figure 1). Metal powder in the machine is then deposited onto the build platform where a laser beam, or other energy source, focused onto the build platform melts each successive layer of powder in 20-60 micron increments. Our PrintRite3D SENSORPAK® (see “C” in Figure 1) detects, records, analyzes and compares the part as it is being made layer-by-layer against the CAD/CAM specifications and physical reference points for quality assurance during manufacturing. Our PrintRite3D INSPECT®, Version 3.02 software utilizes our patent applied for TED tool to determine compliance of each part for its metallurgical quality. Our alpha version of PrintRite3D CONTOUR® software determines the shape and conformity of a part in real-time manufacture with its geometric design specification.

Our PrintRite3D® CAI web-based software suite (see “D” in Figure 1) resides in situ and/or in the Cloud (see “A” in Figure 1) of the Industrial Internet of Things (“IIoT”). We enable manufacturing engineers to confirm the part quality layer-by-layer, provide for manufacturing statistical process control and harvest, aggregate, and analyze big data from the real-time manufacturing data collected from our PrintRite3D SENSORPAK® (see “C” in Figure 1), as well as post-process manufacturing data collected by our customers (see “E” in Figure 1).

Our specialized sensor suite (see “C” in Figure 1), known as PrintRite3D SENSORPAK®, is an edge computing device, which means that it can be operated outside of a customer’s primary computer hardware and software systems while delivering actionable information to these systems. Thus, PrintRite3D SENSORPAK® contains the modular hardware and software necessary to connect to “cyber-physical” objects (see “B” in Figure 1) living on the manufacturing floor. It allows for bi-directional information flow between the manufacturing floor and the Cloud (see “A” in Figure 1). It starts with a million-fold data reduction required to manage and analyze the very large quantities of data garnered that layer by layer monitoring +/- 30 Micron thicknesses create. It finishes with our PrintRite3D® Digital Quality Record (“DQR”) and report, which provides customers with product guarantees and assurances that parts were produced in compliance with stringent quality standards. It can collect, analyze, aggregate, filter, and then further communicate data from the manufacturing floor to the Cloud (see “A” in Figure 1) and enable links to other areas (see “F” in Figure 1) of the IIoT.

Figure 1. Sigma’s Industrial IoT / PrintRite 3D® Cloud Architecture

Business Activities and Industry Applications

Our business is currently focused on the continued development and commercialization of our PrintRite3D® suite of software applications. We are specifically focusing on the 3DP and AM industries and further developing our contract additive manufacturing business for metal 3DP to be a customer prototype center available for cutting edge 3D challenges and a concurrent means of demonstrating and proving the merit of PrintRite3D® for customers’ parts or application. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

●	Identify, develop and commercialize our quality assurance software applications for advanced manufacturing technologies. The applications are designed to assure part quality in real time, and improve process control practices for a variety of industries;

●	Provide materials and process engineering consulting services with our PrintRite3D® CAI quality assurance software applications for advanced manufacturing to customers that need:

●	to learn and characterize the individual performance parameters of each machine intended to produce 3CD metal parts;

●	to determine and characterize the traits, signatures, and in-process behaviors of the materials designated for a given part’s production,

●	to improve manufacturing quality yields by utilizing IPQA;

●	to improve, perhaps for the first time, documentable third party part-by-part quality certification.

●	Build and run a prototype and small lot contract manufacturing and demonstration division for metal 3DP beginning with our EOSM290 state-of-the-art metal printer.

We are presently engaged with and focused primarily on the following industry sectors:

●	Aerospace and defense manufacturing;

●	Energy and power generation;

●	Bio-medical manufacturing

We generate revenues through PrintRite3D® hardware and CAI software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. By running a small-scale contract AM services operation, we are able to understand the current needs of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for material on-going partial self-funding of our IPQA®-enabled R&D and product development activities for CAI software. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us for CAE, CAM and CAI services to generate and establish a Digital Quality Record (DQR) for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

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

We possess the resident expertise to provide manufacturing materials and process (“M&P”) engineering services and support to companies using our PrintRite3D® software Apps for metal AM. Accordingly, in addition to our primary business focus, we intend to generate revenues by providing such engineering services and support to businesses that license our PrintRite3D® software Apps.

Our President and Chief Technology Officer has worked at or with the Edison Welding Institute and United States Department of Energy (“DOE”) national laboratories (including the Knolls Atomic Power Laboratory, Bettis Atomic Power Laboratory, Los Alamos National Laboratory and Sandia National Laboratory) over the past 34 years. Due to his work with the DOE, our President and Chief Technology Officer has developed extensive relationships with the DOE and its network of national laboratories. Accordingly, we expect to leverage these relationships in connection with licensing and developing technologies created at such national laboratories for commercialization in the private sector.

Early-Stage Technology Commercialization and Market Positioning

Since our inception in 2010, we have made progress in bringing early-stage disruptive technology from scientific concept and curiosity to practical reality, as described below.

PrintRite3D® Quality Assurance Software for Computer-Aided Inspection of Metal Additive Manufacturing

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

Contract Manufacturing for Metal Additive Manufacturing

According to the Wohlers 2017 Annual Report, industry growth in the independent service provider segment including the secondary market of dies and molds produced for and by AM machines for AM manufacturing in 2016 was an estimated $4.2 billion, up from $3.6 billion in 2015. End users are still in the early stages of adding metal AM systems to supply production parts to aerospace and defense OEMs, such as GE Aviation (“GEA”), Honeywell Aerospace, Pratt & Whitney, and Siemens Turbomachinery. We believe that most AM machines produced through October 2017 are still not well suited for production applications. They have limited feedback measurement and control sensors to guarantee part quality real time. Some of the latest machines available, such as EOS’s M290 machine, are beginning to be sold with limited advanced measurement system capability.

We believe that this service provider market segment represents an opportunity for us to capture significant future portions of the demand for metal production parts by enhancing service bureaus quality through the licensing of PrintRite3D®. Accordingly, we acquired our first EOS M290 metal printing machine in 2014. Using the M280 as its base, the M290 adds improved energy efficiencies, faster build times, and slightly larger build platform capabilities. Through our EOS M290 machine, our customers gain the benefits of many years of M280-proven applications while accessing the latest in DMLS® technology, as well as receiving parts certifiably produced using our state-of-the-art PrintRite3D® quality assurance software Apps. We provide our AM contract manufacturing services to customers in the form of Quality as a Service.

A detailed description of our technologies and business follows.

PrintRite3D® Quality Assurance Software for Additive Manufacturing

The Market

An area of increasing interest in the manufacturing world is AM or 3DP. AM is a method of producing functional parts directly from computer design or CAD files without any tooling or other processing.

The sale of AM products and services in 2016 composed of all AM products and services, but not including the aerospace and medical industries which are deemed by Wohlers as currently too difficult to document, grew 17.8% to $6.1 billion according to Wohler’s Annual 2017 report. The AM industry is expected to grow to about $15.8 billion in 2019. In 2021, the AM industry is forecasted to grow to about $26.5 billion, all according to the Wohlers 2016 Annual Report.

Metal parts are a small and rapidly growing segment of this overall market space as AM or 3D printing moves from just making models to making actual, fully functional parts. Large end users such as Honeywell Aerospace, GEA and Boeing Defense view AM as an enabling process for many components. A report in a series by Deloitte University Press on additive manufacturing published in Fall 2015 titled, “3D Opportunity For Quality Assurance and Parts Qualification,” states that, “[o]ne of the most important barriers is the qualification of AM-produced parts. So crucial is this issue, in fact, that many characterize quality assurance (QA) as the single biggest hurdle to widespread adoption of AM technology, particularly for metal.” We believe that OEM end user companies as well as first-tier suppliers cannot achieve their long-term AM production goals without advanced quality assurance and control technologies for metal AM parts because current quality control methods are not sufficient to reliably allow cost-effective manufacturing of safety- and performance-critical metal parts. We believe that our PrintRite3D® CAI technology would directly address this “important barrier” for metal parts and allow such AM applications to move forward. In response to this need, we have experienced an increase in our installed base of PrintRite3D® systems and we are beginning to provide material & process engineering services and support for our PrintRite3D® software licenses for our installed base at GEA, Honeywell Aerospace, Spartacus3D, Additive Industries, Aerojet Rocketdyne, 3D Material Technologies, LLC, Woodward, Siemens, Pratt & Whitney, and the Edison Welding Institute (“EWI”).

We have ongoing contracts that include a Phase 3 project with Honeywell Aerospace funded by the Defense Advanced Projects Agency (“DARPA”) on the application of our PrintRite3D® technology to performance-critical AM metal parts for aerospace. This project is vitally important because it provided an early opportunity to demonstrate how our IPQA®-enabled PrintRite3D® software Apps will reduce our customers’ reliance on unnecessary post process inspection, ultimately reducing costs and improving quality for AM of highly critical aerospace metal components. Also, we were a participant on a GEA led team of companies and universities, which was awarded a research contract by the National Additive Manufacturing Innovation Institute (“NAMII” or America Makes) titled, “In-Process Quality Assurance™ for Laser Powder Bed Production of Aerospace Components”. The contract has the stated objective of maturing our In-Process-Quality-Assurance™ (IPQA®) technology for aerospace applications by leveraging a development approach incorporating multiple AM OEM machines, multiple superalloys, and multiple product intent aerospace components. In support of this effort, we were awarded related contracts from the subcontractor Aerojet Rocketdyne to install one of our PrintRite3D® systems and software Apps on a Concept Laser M2 metal AM machine at Aerojet Rocketdyne’s Canoga Park, California facility, as well as a contract from Honeywell Aerospace to make initial test specimens for reliability and repeatability testing using our EOS M290 printer. We were also part of a large research team, led by the Edison Welding Institute that was awarded a grant funded by the National Institute of Standards (“NIST”) to ensure that quality parts are produced and certified for use in products made by a variety of industries and their supply chains. The emphasis was on providing tools needed for additive manufacturing applications to progress from prototype to serial production. This program was successfully completed in Fall 2015. We are currently a subcontractor to Honeywell Aerospace who was awarded a program in 2015 by America Makes which is designed to address Design for Additive Manufacturing (“DFAM”) issues. In support of this program, we will use our EOS M290 printer to build canonical shapes and mechanical test specimens for evaluation by Honeywell Aerospace.

Technology and Competitive Advantage

The evolution of AM from prototyping to volume manufacturing in production runs is occurring in, and led by, aerospace while also appearing in niche products such as medical appliances and replacement parts of diverse applications, including unavailable parts required by still deployed but aging technologies. A major problem for 3D metal products production-run manufacturing today is that traditional quality systems that rely heavily on other industries’ experiences with high precision CNC machines in Subtractive Manufacturing that lathe, mill, or drill with high precision consistency and can successfully rely on after-manufacture statistically based part sample destruction and inspection procedures simply do not export and apply to Additive manufacturing machines. Further, post-production non-destructive test instruments from ultrasound to CT Scans are either not effective or not cost efficient on many complex part configurations that take advantage of 3D capability, and in the case of CT scans, are prohibitively expensive for production cost efficiency. The most important feature of our PrintRite3D® is that it develops actionable quality and process control data of manufacturing information in real-time and, when no flaws are detected, can provide manufacturers and their end-users with a part-by-part quality certification backed up by a file of supporting data.

Our PrintRite3D® suite, as described below, is composed of hardware, software, data analytics, and proprietary algorithms. The hardware is an array of photodiodes, non-contact pyrometer, and a data processing unit that can be either sold with an AM manufacturing machine unit by an OEM manufacturer or retrofitted on customers’ sites.

●	PrintRite3D® SENSORPAK™ – the auxiliary sensor and hardware kit that sits on every AM machine to collect the data to drive the software.

●	PrintRite3D® INSPECT™ – software which verifies quality layer by layer.

The following software modules are currently in development:

●	PrintRite3D® CONTOUR™ – software which assures the as-built geometry.

●	PrintRite3D® ANALYTICS™ – software that harvests, aggregates, and analyzes big data from in-process manufacturing data and post-process manufacturing data.

●	PrintRite3D® THERMAL™ – software which predicts the residual stress and distortion in the part.

●	PrintRite3D® CLOSED LOOP CONTROL- software that signals for laser adjustments required to correct a developing deviance from design specification detected by other PrintRite3D® modules.

The proprietary software and its embedded algorithms process the substantial amount of layer by layer data gathered and then informs operators of the Quality Compliance status of each part in a build. We have been active in patent protecting our in-depth data analysis and quality algorithms to link our analysis to root cause metallurgy for determining the granular quantification of the part conformance to metallurgical requirements such as tensile strength. Concurrent with assessing the internal quality features of all parts in a build, PrintRite3D® deploys its CONTOUR™ module that measures each part’s adherence to the configuration specification of both internal channels and external form. OEM machine manufacturers as well as control system manufacturers may use the Sigma data stream to direct machine performance adjustments.

We have developed a tool that enables companies using Additive Manufacturing equipment for metal parts to move from prototyping on into production runs by assuring quality in a uniquely reliable and cost-effective fashion. Not only does PrintRite3D® enable a single AM machine to operate at high quality yields, by measuring the product of the manufacturing equipment rather than just the equipment settings, it also is a reliable method to assure and document uniform quality assurance of a single part’s specification being manufactured by factories utilizing a number of different AM machines.

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

We have expanded our market presence and associated installed base of PrintRite3D® systems through our Early Adopter Program (“EAP”) and our Original Equipment Manufacturer (“OEM”) Partner Program to include European companies in France, Germany and The Netherlands. These European partners’ installations are key to our long-term strategy to broaden its installed base through our EAP as well as gain market presence though embedded OEM offerings of our PrintRite3D® technology. Our PrintRite3D® product commercialization efforts reflect the strategic nature of our selective alliance partnerships.

We believe PrintRite3D® is uniquely positioned to grow into this market as its technology is platform independent and deployable with all currently known metal AM manufacturing units.

Business Model

Our commercialization strategy for PrintRite3D® products is:

●	Enter into early adopter license agreements with high potential future AM equipment manufacturers and complex part AM manufacturing service bureaus;

●	Enter into OEM license agreements for PrintRite3D® to be integrated directly into the printers of major AM equipment manufacturers;

●	Effective September 1, 2017, target and install units only at companies that are already manufacturing 3D metal parts and need to solve a quality yield problem; and

●	Provide manufacturing engineering consulting services to third parties that have needs in developing quality assurance tactical methods for manufacturing.

PrintRite3D® is designed to run on different machine platforms which allow us to maximize our product offering to the entire AM metal market. The target markets include OEMs both on the AM software side as well as OEM machine producers and end users.

We believe another much-needed area for AM metal parts manufacturing is in software Apps for reducing design and development cycle times, saving the end customer time and money. In support of that, in 2016, we entered into a Technology Development Agreement with 3DSIM, LLC of Park City, Utah, to pursue commercial metal AM software opportunities for rapid qualification and part certification. These software Apps could form the underpinnings and backbone of a conceptual software App known as THERMAL™. We expect in the future to attempt to develop and offer a PrintRite3D® suite of Apps which would be specifically developed to improve part designs and reduce traditional trial and error design approaches for features such as distortion control.

To summarize, we have formed an operating division focused on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part. Although in the past our revenues have been generated mainly through engineering consulting services we provided to third parties, we have generated revenues from December 2013 through January 2018 through sales and licensing of our PrintRite3D® systems and software.

Technology and Competitive Advantage Demonstrated On-site

We currently have an AM 3D metal printing facility that employs state-of-the-art technology from the leading provider of metal AM systems, Electro-Optical Systems. While our current printing capacity is limited, we believe that a unique selling point or competitive advantage both for system sales of PrintRite3D® as well as local service bureau part sales is our demonstrable on-site PrintRite3D® technology. Our EOS M290 printer is outfitted with our latest PrintRite3D®-enabled technology allowing us to provide customers with the necessary documented objective evidence that a part is being built (and has been completed) in precise accord with the design specification, or Quality-as-a- Service (QaaS) data package, to ensure they can meet compliance with their design intent and ultimately end-user performance requirements for their highly-critical and demanding components. Our QaaS starts with our PrintRite3D® cloud-based SaaS model. Customers will contract with us to generate and establish a digital quality record for AM built parts based on Design for Additive Manufacturing (“DFAM”) principles. Each DQR is cloud-based and allows for archiving and storage of quality data. The Reports both provide data to and have retrieval access from our big data ANALYTICS™ software App. The cloud based system provides capability and resources for continuous quality monitoring and improvement. Concurrently, it will automatically compare build-data to industry benchmarking. Sigma has built in firewalls to shield company-specific data. Our QaaS service benefits our customers by providing independent quality assurance and increased process intelligence and access to our latest proprietary big data ANALYTICS™ software Apps for trending and additional manufacturing intelligence.

Business Purpose

Our AM 3D metal printing facility serves three business purposes. First, it is a demonstration facility that allows us a means of demonstrating our IPQA products for a prospective customer without them having to first install it on their equipment. Second, the printing facility allows us to stay current with the market’s needs by manufacturing high technology prototypes and then evaluating the challenges that each new configuration poses. Third, the in-house printing facility enables us to conduct research that deepens our own IPQA products.

Recent Developments (in reverse chronological order)

On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company.

On March 28, 2018, Morf3D repaid Sigma in full for the $500,000 loan with interest that Sigma had extended to Morf3D on March 27, 2017.

On March 26, 2018, we announced that we entered into a Cooperative Research and Development Agreement (CRADA) with the National Institute of Standards and Technology (NIST). NIST and Sigma will study the effects of recycled powder and part placement on process variability and part quality using Sigma’s PrintRite3D® technology. The study will be the first of its kind to characterize the use of recycled powder in the Laser Powder Bed Fusion (LPBF) process using both in-situ monitoring technology and post process mechanical property characterization, and is vitally important to the global Additive Manufacturing (AM) community because today it is known that changes in powder characteristics and chemistry may impact the build process and resulting part quality. This collaboration represents an important step forward in providing a much-awaited technical solution and understanding of powder reuse and its implicit cost savings. The results from this study will be disseminated to the AM community through journal articles while the in-situ and ex-situ data will be made available via the NIST AM Material Database. During this study, Sigma’s In-Process Quality Assurance™ PrintRite3D INSPECT® software will play a key role in quantifying process variability and part quality using its proprietary Thermal Energy Density™ (TED™) In Process Quality Metric™, an industry first for quantitatively measuring melt pool variation and part quality.

On March 1, 2018, we announced we were releasing Version 3.0.2 of our PrintRite3D INSPECT® In-Process Quality Assurance™ (IPQA®) software. This evolutionary version of PrintRite3D® is now available for new installations and upgrades to existing customers. This latest release features Sigma Labs’ new and proprietary Thermal Energy Density™ (TED™) In Process Quality Metric™ (IPQM®), setting what the Company views as a new industry standard for quantitatively measuring melt pool and part quality. Armed with Sigma Labs’ new PrintRite3D INSPECT® Version 3.0.2 software, process engineers will now be able to produce an alloy-specific process map generated using Sigma Labs’ in-process TED™ metric, an industry first. This industry first approach to in-process monitoring is designed to enable rapid process qualification, which Sigma Labs believes will result in increased production yields and faster product to market times.

On December 22, 2017, we announced that we had received a contract from Laser Zentrum Nord (LZN) GmbH, a leading Additive Manufacturing (AM) technology and research innovator located in Hamburg, Germany for PrintRite 3D INSPECT®. Terms of the contract have not been disclosed. The two companies have also agreed to actively collaborate to certify Sigma’s IPQA® methodology and solutions for serial production 3D printing in the aerospace industry. The PrintRite3D® system will be installed onto a SLM Solutions selective laser melting machine located at Laser Zentrum Nord GmbH in Hamburg, Germany.

On October 16, 2017, we announced that we would unveil our PrintRite3D® INSPECT™ V3.0 quality assurance software at the international Formnext 2017 (www.formnext.com), that showcased current and future cutting-edge applications of additive technologies. Sigma Labs’ PrintRite3D® INSPECT™ V3.0 software is a web-based, distributed application featuring 3D Thermal Mapping of the melt pool using Sigma Labs’ proprietary TED™ (Thermal Emission Density™) metrics. These metrics are an industry first and powered by an advanced analytics engine, designed to meet the needs of users focused on research, development and qualification-level activities as well as day-to-day production activities. The researcher tools utilize in-process sensor data without the need for baseline comparisons providing users the data and framework for focused characterization and analysis leading to rapid process qualification and part certification. Quantitative, in-situ thermal history maps can also be used to validate modeling and simulation (M&S) results prior to process characterization studies, process qualification & validation phases, as well as in conjunction with design optimization evaluations.

On August 22, 2017, we announced that we had entered into an agreement with Digital-CAN Tech Co., LTD to serve as the Company’s non-exclusive sales agent in Taiwan. Digital-CAN is at Taiwan’s forefront in the additive manufacturing (“AM”) industry with over a decade of experience in industrial 3D printing and rapid prototyping. Digital-CAN is AS9100 and ISO13485 certificated (Quality Systems Standards for Aircraft, Space, Defense and Medical Devices industry suppliers), and is one of Taiwan’s largest additive manufacturing centers. Digital-CAN has experience in a variety of industries such as aerospace, medical, tooling, industrial manufacturing 4.0 applications, architecture, product design, automotive design, & lifestyle applications. The Company has agreed to pay Digital-CAN a commission tied to revenue generated by the Company as a result of customers identified by Digital-CAN.

On July 27, 2017, we announced changes in our senior management. Co-founder Mark Cola, who serves as President, was appointed as Sigma Labs’ Chief Technology Officer, responsible for building and implementing the Sigma Labs technological strategy and guiding key technical advancements towards digitalization in the context of the Industrial Internet of Things (IIoT). Together with the other executive team members, Mr. Cola will seek to expand and grow the Company through next-generation products and key customer development in a broad range of industries. John Rice, Chairman of the Board since his appointment in April 2017, serves as Interim CEO, replacing Mr. Cola. As Chairman and Interim CEO, Mr. Rice oversees Sigma Labs’ implementation of internal and external growth. He brings substantial operating and investment experience to the tasks.

On June 28, 2017, we announced that our PrintRite3D® INSPECT® software Version 2.0 had recently been installed at Honeywell Aerospace in Honeywell’s Advanced Manufacturing Engineering Center in Phoenix, AZ, in connection with Sigma Labs’ ongoing participation in the Honeywell lead, DARPA-sponsored Period III Open Manufacturing Program.Sigma Labs’ PrintRite3D® INSPECT® software Version 2.0 is now available as a cloud-based data API platform and allows for web-based access to metal additive manufacturing (“AM”) machines, providing users the ability to monitor AM machines, and capture and record the entire build sequence.

On June 6, 2017, we announced that we had entered into agreements with two additional, non-exclusive sales agents in the Asia Pacific region, driven by strong customer interest in the region for PrintRite3D®. One such agent, Enervision Inc., will target the high growth expectations in the South Korean AM market, driven by the Korean government’s announcement in April 2017 of a $37 million investment to accelerate the development of 3D printing across the country. The nation’s Ministry of Science, ICT and Future Planning will spend much of the budget on various 3D printing businesses to strengthen South Korea’s competitiveness and ability to meet demand. Sigma Labs’ other new sales agent, Beijing Yida Sifang Technology Co., Ltd, a leading metal AM reseller with multiple offices in China, will assist Sigma Labs with its expansion into the China AM market. The Company will pay the sales agents a commission tied to revenue generated by the Company through customers identified by the sales agents. The addition of two new agents in the Asia-Pacific region follows Sigma Labs’ April 2016 announcement of an agreement with Creatz3D Pte Ltd to be the non-exclusive sales and service agent for Sigma Labs in Singapore, Indonesia and Vietnam. Sigma Labs is exploring additional opportunities to engage agents throughout Asia-Pacific region.

On May 9, 2017, we announced that we would unveil our PrintRite3D® INSPECT™ V.2.0 quality assurance software at RAPID + TCT 2017 (www.rapid3devent.com), North America’s preeminent event for discovery, innovation, and networking in 3D manufacturing. Sigma Lab’s PrintRite3D® INSPECT™ V.2.0 innovates on the Company’s integrated, interactive system that combines inspection, feedback, data collection and critical analysis. The system pairs SENSORPAK™ multi-sensors and hardware with INSPECT™, CONTOUR™ and ANALYTICS™ software modules for comprehensive management of Additive Manufacturing (“AM”) processes. The V.2.0 release is now both web and IoT-enabled and features statistical process control and visualization, providing a real-time snapshot of the entire process, part-by-part multivariate analysis; and allows for machine floor to cloud data communication with multiple machine system integration.

On April 18, 2017, we announced that we had received a contract from Solar Turbines Incorporated, a subsidiary of Caterpillar Inc. (NYSE:CAT) located in San Diego, California. Solar Turbines will implement Sigma Labs’ In-Process Quality Assurance™ (IPQA®) technology for the production of gas turbine components using metal additive manufacturing (“AM”). The division makes mid-size industrial turbines for use in electric power generation, gas compression, and pumping systems. Sigma Las installed its PrintRite3D® software on a 3D Systems’ ProX300 machine, with the potential for multiple system orders as the company ramps up to full serial production.

On April 5, 2017, we announced the release of our OEM Developer’s Kit for PrintRite3D® INSPECT™ quality assurance software version 2.0. The Company has placed its alpha version of the OEM Developer’s Kit with a European OEM partner for immediate evaluation and incorporation into its 3D printers. The Developer’s Kit allows an OEM to seamlessly and quickly embed PrintRite3D® technology directly into their products, speeding their product launch, rapidly reaching customers and achieving a competitive advantage.

On March 29, 2017, we announced that we had entered into a long term non-exclusive commercial agreement with Additive Industries B.V. of The Netherlands. In the course of 2017, Additive Industries advised Sigma that it rolled out its new equipment and was forced to delay initial steps with respect to this agreement, and informed Sigma that it now intends to commence work with Sigma in 2018.

Also on March 29, 2017, and in an effort to bring enhanced solutions for additive manufacturing (“AM”) to the aerospace and defense (“A&D”) sector and capitalize on growth in demand for 3D printed metal components within the A&D industry, we entered into a strategic alliance with Morf3D, a California-based company that specializes in additive engineering and manufacturing with metals and that provides advisory services in additive manufacturing strategy and technology adoption road-mapping. By leveraging our PrintRite3D® quality assurance software, we believe that Morf3D will be able to provide a means for its customers to increase AM production rates while ensuring consistent part quality, thereby better meeting the high-quality demands of its aerospace customers. We also plan to work together with Morf3D to manufacture certain 3D printed parts.

On March 27, 2017, we completed funding of a loan in the principal amount of $500,000 to Morf3D pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to us. The loan bears interest at the rate of 7% per annum, is due and payable in full on March 27, 2018, is secured by certain assets of Morf3D, and is convertible at our option into 10% of the outstanding shares of the common stock of Morf3D unless Morf3D exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Morf3D to, among other things, lease an EOS M 400 system for Morf3D to expand production for contracts related to AM of high-precision aerospace & defense components, in furtherance of our strategic alliance. Morf3D repaid the loan on March 28, 2018.

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

Research and Development

Research and development costs are expensed as incurred. Our research and development expenses relate to our engineering activities, which consist of the development of our PrintRite3D® quality assurance technologies for specific customers and for the industry in general. During the years ended December 31, 2017 and 2016, we recognized $261,310 and $87,971, of research and development costs, respectively.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The chart below summarizes our issued patents. We are currently prosecuting eighteen foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Twelve of these eighteen patent applications published between November 2015 and December 2017. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

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

Employees

As of December 31, 2017, we had 12 full-time employees. We are actively searching for additional, qualified sales support and engineering staff, to support our expanding operations in the area of IPQA® for AM.

Properties

We lease at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, approximately (1) 1,306 square feet of office space at units C-15, C-16, C-17, C-20 and C-23 for a total monthly rent expense of approximately $2,575 under the lease, which expires on July 31, 2018, (2) 172 square feet of office space at unit C-14 for a total monthly rent expense of approximately $400 under the lease, which expires on September 30, 2018, (3) 202 square feet of office space at unit C-13 for a total monthly rent expense of approximately $450 under the lease, which expires on October 31, 2018, (4) 708 square feet of production space at unit E-42, for a total monthly rent expense of approximately $775 under the lease, which expires on September 30, 2018, (5) 708 square feet of production space at unit E-38, for a total monthly rent expense of approximately $800 under the lease, which expires on July 31, 2018, and (6) 512 square feet of warehouse / production space at unit E-40, for a total monthly rent expense of approximately $650 under the lease, which expires on September 30, 2018.

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

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss for the years ended December 31, 2017 and 2016 were $4,577,516, and $2,196,834, respectively. As of December 31, 2017, our accumulated deficit was $14,411,470. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2017 and December 31, 2016 were $641,049 and $966,422, respectively, and our operating expenses for those periods were $4,420,667 and $3,211,258, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We may require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

As of December 31, 2017, we had cash in the amount of $1,515,674. We believe that the approximately $840,000 of net proceeds from our April 6, 2018 sale of securities and receipt of $535,000 on a note receivable, together with our existing cash and anticipated revenues, will be sufficient to fund our operations until at least the end of fiscal 2018. There is no assurance that any future financing that we require to fund our operations will be available on acceptable terms, or at all. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations.

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

Any economic downturn generally could cause a drop in government spending and business investment, which could have a material adverse effect on our business. Further, as a result of the current global economic situation, there may be a disruption or delay in performance by our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

Our small number of our contracts with clients contain initial or base periods of one or more years, as well as option periods typically covering more than one-half of the contract’s initial duration. However, such clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly. Additionally, our contracts contain provisions permitting a client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We are subject to government audits, and our failure to comply with applicable laws, regulations and standards could subject us to civil and criminal penalties and administrative sanctions.

The government agencies we contract with have the authority to audit and investigate our contracts with them. As part of that process, a government agency may review our performance on a contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. If the agency determines that we have improperly allocated costs to a specific contract, we will not be reimbursed for those costs and we will be required to refund the amount of any such costs that have been previously reimbursed. If a government audit identifies improper activities by us or we otherwise determine that these activities have occurred, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government. Any adverse determination could adversely impact our ability to bid for Request for Proposals (“RFPs”) in one or more jurisdictions.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

We have operated our current line of business for approximately seven years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put us at risk for uninsured losses.

Some or all of our customers may require insurance as a requirement to conduct business with us. Although we currently have liability insurance, we may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that we can afford, and insurance may not be available at any cost with respect to certain losses. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put us at risk of loss for any uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on our Interim Chief Executive Officer and other key personnel, and the loss of any of these individuals could harm our business.

We depend on John Rice, our interim Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

●	experienced and innovative executive officers;

●	senior managers who have successfully managed or designed programs in the public sector; and

●	information technology professionals who have designed or implemented complex information technology projects.

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

We may be dependent on cash flow and payments from customers in order to meet our expense obligations.

A number of factors may cause our revenues, cash flow and operating results to vary from quarter to quarter, including the following:

●	the progression of contracts;

●	the levels of revenues earned on fixed-price and performance-based contracts (including any adjustments in expectations for revenue recognition on fixed-price contracts);

●	the commencement, completion or termination of contracts during any particular quarter;

●	the schedules of government agencies and large multinational corporations for awarding contracts;

●	the failure of our customers to fulfill their obligations under contracts with us; and

●	the term of awarded contracts and potential acquisitions.

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

We may choose to grow our business by acquiring other entities. We may be unable to manage businesses that we have acquired or to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. Moreover, business combinations involve additional risks, including:

●	diversion of management’s attention;

●	loss of key personnel;

●	our becoming significantly leveraged as a result of the incurrence of debt to finance an acquisition;

●	assumption of unanticipated legal or financial liabilities;

●	unanticipated operating, accounting or management difficulties in connection with the acquired entities;

●	amortization of acquired intangible assets, including goodwill; and

●	dilution to existing stockholders and our earnings per share.

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

Our success in part depends on the ability to protect our intellectual property and proprietary technology. To do so, we will be required to prosecute patent applications and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology. In addition, we filed eighteen foreign and U.S. patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. There can be no assurance that our program for protection of intellectual property and proprietary technology will be sufficient to protect our intellectual property and proprietary technology from competitors. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. In addition, our issued patents may be challenged or infringed upon by third parties. The enforcement of intellectual property rights is subject to considerable uncertainty, and can be expensive and time-consuming. Patent reform laws and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Proprietary trade secrets and unpatented know-how are also very important to our business, however, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information.

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

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses actually and reasonably incurred by an officer or director paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been one of our directors or officers. To the extent that our directors’ and officers’ insurance policy does not provide reimbursement for such costs, charges, expenses and other amounts, we may incur substantial expenses in satisfying our indemnification obligations.

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

Risks Related to Our Securities

The price of our securities could be subject to volatility related or unrelated to our operations, which could result in substantial losses for our stockholders.

Between January 1, 2016 and December 31, 2017, the trading price of our common stock has ranged from a low of $1.33 to a high of $12.00, and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. The trading price of the warrants that we issued in our recent public offering could be subject to similar fluctuations as a result of such factors. These factors include those discussed previously in this “Risk Factors” section and others, such as:

●	delays or failures in the commercialization of our current or future products and services;

●	quarterly variations in our results of operations or those of our competitors;

●	changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our products or services;

●	announcements by us or our competitors of new products and services, significant contracts, commercial relationships, acquisitions or capital commitments;

●	adverse developments with respect to our intellectual property rights;

●	commencement of litigation involving us or our competitors;

●	any major changes in our board of directors or management;

●	market conditions in our industry; and

●	general economic conditions in the United States and abroad.

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

Although our common stock and the 2017 warrants are listed on The NASDAQ Capital Market, our common stock and warrants trade infrequently and in low volumes. There is no assurance that such securities will trade in the public market at or above a price that you consider acceptable. Furthermore, there is no assurance that an active trading market for any of our securities will develop or be sustained. If an active market for our securities does not develop or is not maintained, it may be difficult for you to sell your securities when you wish to sell them or at a price that you consider satisfactory. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

There is no assurance that we will satisfy the continued listing requirements of The NASDAQ Capital Market.

Even though our common stock and 2017 warrants are listed on The NASDAQ Capital Market, we cannot assure you that we will be able to satisfy the continued listing requirements of The NASDAQ Capital Market. For example, there is no assurance that our common stock will continue to have a bid price of at least $1.00 per share, which is the minimum bid price under such continued listing requirements, or that we will be able to satisfy other quantitative continued listing requirements such as the requirement for us to have stockholders’ equity of at least $2.5 million. If our securities are de-listed from The NASDAQ Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

You may experience additional dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be lower than the price per share that you paid for our common stock.

We have broad discretion in the use of the net proceeds of our recent public and private offerings and may not use them effectively.

We intend to use our cash for the development of our products and service and to repay our outstanding promissory note (if and to the extent the holder thereof demands repayment). We may also use a portion of the net proceeds from our February 2017 and April 2018 offerings to acquire other products or businesses, although we are not currently a party to an agreement regarding any such acquisition. However, our management has broad discretion in the use of cash and will have the right to use our cash in ways that differ substantially from our current plans. Management may spend our cash in ways that do not improve our results of operations or enhance the value of our securities. The failure by management to apply funds effectively could result in financial losses that could have a material and adverse effect on our business and cause the market price of our securities to decline.

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

Our principal stockholders and management own a significant percentage of our common stock and may be able to significantly affect matters subject to stockholder approval.

Based on shares outstanding as of December 31, 2017, our executive officers, directors, holders of 5% or more of our common stock and their respective affiliates will beneficially own in the aggregate approximately 13.62% of our outstanding shares of common stock. As a result of their stock ownership, these stockholders will have the ability to influence our management and policies, and are able to materially affect the outcome of matters requiring stockholder approval such as elections of directors, amendments of our organizational documents or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2017, we have 4,978,929 outstanding shares of common stock. Sales of a large number of the shares described in the preceding sentence, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of additional shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could adversely affect the rights of our common stockholders or be used to deter a possible acquisition of our company;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our articles of incorporation and bylaws regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions could inhibit or prevent possible transactions that some stockholders may consider attractive.

Our board has recently issued a Series B Preferred Stock and could issue one or more additional series of preferred stock with the effect of diluting existing stockholders and impairing their voting and other rights.

Our articles of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. In our April 6, 2018 private placement of equity securities, we issued 1,000 shares of Series B Preferred Stock, which are initially convertible into 1,000,000 shares of common stock. Our board is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, approximately (1) 1,306 square feet of office space at units C-15, C-16, C-17, C-20 and C-23 for a total monthly rent expense of approximately $2,575 under the lease, which expires on July 31, 2018, (2) 172 square feet of office space at unit C-14 for a total monthly rent expense of approximately $400 under the lease, which expires on September 30, 2018, (3) 202 square feet of office space at unit C-13 for a total monthly rent expense of approximately $450 under the lease, which expires on October 31, 2018, (4) 708 square feet of production space at unit E-42, for a total monthly rent expense of approximately $775 under the lease, which expires on September 30, 2018, (5) 708 square feet of production space at unit E-38, for a total monthly rent expense of approximately $800 under the lease, which expires on July 31, 2018, and (6) 512 square feet of warehouse / production space at unit E-40, for a total monthly rent expense of approximately $650 under the lease, which expires on September 30, 2018.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was quoted for trading on the OTCQB under the symbol “SGLB” prior to February 15, 2017, when our common stock began trading on The NASDAQ Capital Market under the symbol “SGLB.” The following table sets forth the high and low bid prices (or, after February 15, 2017, sales price) for our common stock for the periods indicated after giving effect to our 1-for-100 reverse stock split on March 17, 2016 and our 1-for-2 reverse stock split on February 15, 2017. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2017	High Bid or Sales Price	Low Bid or Sales Price
First Quarter	$9.20	$1.40
Second Quarter	$3.49	$2.00
Third Quarter	$2.64	$1.70
Fourth Quarter	$4.48	$1.33

Fiscal Year Ended December 31, 2016	High Bid	Low Bid
First Quarter	$12.00	$8.02
Second Quarter	$9.50	$4.90
Third Quarter	$6.20	$4.00
Fourth Quarter	$5.60	$1.40

Shareholders

As of April 12, 2018, there were approximately 531 holders of record of our common stock based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

On October 6, 2017, pursuant to an advisory agreement with the underwriter of our most recent public offering, we issued such underwriter a total of 141,000 shares of our common stock in exchange for the surrender by such underwriter of its Unit Purchase Option to acquire up to 70,500 Units. The foregoing shares were issued in reliance upon an exemption from the registration requirements pursuant to Section 3(a)(9)of the Securities Act

In December 2017, we issued a total of 260,278 shares of our common stock to two investors upon conversion and exercise of a portion of the convertible notes and warrants, respectively held by such investors. The foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act.

Repurchase of Shares

We did not repurchase any of our securities during the fiscal year ended December 31, 2017.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

We expect to generate revenue primarily by selling and licensing our IPQA technologies, selling technical support services and contract manufacturing and selling specialty parts and studies to businesses that seek to improve their manufacturing production processes and production-run quality yields. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on if key prospective customers continue to move from AM metal prototyping to production.

During the fiscal year ended December 31, 2017 (“fiscal 2017”), we generated an aggregate of $641,049 in revenues, as compared to an aggregate of $966,422 in revenues generated by us in the fiscal year ended December 31, 2016 (“fiscal 2016”). The decrease in revenue was primarily due to the strategic reorganization of the Company’s priorities and personnel over the second six months of 2017. The Company determined that it was essential to transform Sigma from being an R&D company into being a technology development and commercialization company. This imperative and the many changes required to implement it derived from the observation that the R&D culture could not meet the demonstrated needs of both new and prospective customers for practical solutions to problems they have now and for technical product introduction processes to support and educate on how to take advantage of the Company’s technology. Commencing in the summer of 2017, the Company began a rapid shift away from selling and supporting single PrintRite3D® units to customers who currently focus on R&D and have no material production of AM parts (and thus, have no near term need to buy more PrintRite3D® units). By September 1, 2017, the Company strategy led to a policy requiring 100% sales and marketing focus on prospective customers who are already producing AM metal parts in production runs, who realize they have low yields and, in some cases, worry that perhaps they are unwittingly shipping parts that are invisibly below specification. Concurrent with this new policy of customer focus, the Company worked to integrate sales and marketing more closely with product development. This integration included creating a dedicated Sigma customer support team for in-field hands-on support of PrintRite3D® assessments and demonstrations to enable Sigma and its newly targeted customer group to cooperate in a simple defined process that provides customers with a demonstration of how to calibrate their AM equipment using PrintRite3D® and how to improve quality using PrintRite3D®, as substantiated by using a third party laboratory to affirm, part by part, the quality test results. We generated revenues and financed our operations in fiscal 2017 and fiscal 2016 primarily from engineering consulting services we provided to third parties during these periods and through sales of our common stock and debt securities. We expect that our revenue will increase in future periods as we seek, as discussed above, to further commercialize and expand our market presence for our PrintRite3D®-related technologies, and obtain new contract manufacturing orders in connection with our EOS M290, and continue to provide our services under our contracts with Honeywell Aerospace for the DARPA Period 2 program.

Sigma’s operating expenses for fiscal 2017 were $4,420,667 as compared to $3,211,258 for fiscal 2016. Our operating expenses principally include internal operating and sales expenses, outside service fees, and research & development costs. These three operating expense areas are responsible for $1,133,513 or 94% of the increased operating costs in 2017.

Personnel costs, specifically the payroll and stock-based compensation components of personnel costs, are the most significant component of the Company’s internal operating expenses. In fiscal 2017, payroll costs were $1,269,476 as compared to $1,027,306 for the same period in 2016. This increase in payroll was primarily due to the increased salaries associated with the strategic new hires and reorganization of the management team made in the second half of the year. Expenses relating to stock-based compensation for year ended December 31, 2017 were $719,796 as compared to $341,558 for the same period in 2016. This increase in stock-based compensation costs resulted both from the fact that the majority of stock options were granted after September 30, 2016, thus significantly more stock option vesting amortization was recorded in the four quarters comprising fiscal 2017 than in the same periods of 2016 and from the grant of a significant number of options with shorter vesting periods as part of the strategic realignment of key personnel in mid-2017. This expense also includes the amortization of stock issued for prepaid services.

Outside Services Fees paid in 2017 were $1,229,304 compared to $934,839 paid in 2016. In each year, services in connection with our obligations as an SEC reporting company cost us slightly over $550,000. However, other legal fees of $333,046 were paid in 2017 compared to $126,992 in 2016. The increase in these fees was primarily from those paid conjunction with our February 2017 public offering that resulted in net proceeds of approximately $5,225,650. In addition outside service expenditures related to advertising and trade show activities were up by $59,294 as a result of our shift in strategic focus toward scalable commercial rather than programmatic business development.

Research and Development expenditures were $302,043 in 2017 compared to $120,638 in 2016. This $181,405 increase resulted primarily from the additional R&D consulting costs incurred as part of our concentrated acceleration of technology development in 2017.

In 2017, our Net Other Income & Expense was a net expense of $525,526 compared to net income of $276,904 in 2016. The largest contributor to the 2017 loss was $545,188 due to revaluations of derivatives and amortization of debt discounts required as a result of February 2017 public offering, the restructuring of debt in October 2017, and the December 2017 conversions by two debt instrument holders. This compares to a $354,644 positive contribution from revaluation of derivatives in 2016. Offsetting these noncash adjustments was positive contribution in 2017 from an $102,865 increase in the amount of cash incentives received from the State of New Mexico and $40,107 of interest income earned on loans we made. These were largely offset by a $121,624 increase in interest expense on the $1,000,000 note originated in October of 2016.

Sigma’s net loss for fiscal 2017 increased $2,380,682 overall and totaled $4,577,516, as compared to $2,196,834 for fiscal 2016. The 2017 net operating loss component of the overall loss being $1,578,252 higher than in 2016 and the other income and expenses component being a $802,430 higher loss.

Liquidity and Capital Resources

As of December 31, 2017, we had $1,515,674 in cash and a working capital surplus of $2,273,801, as compared to $398,391 in cash and a working capital surplus of $110,799 as of December 31, 2016. On March 28, 2018, Sigma received $535,000 in full payment of the outstanding Morf3D note receivable and accrued interest. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company.

During the remainder of 2018, we expect to further ramp up our operations and our commercialization and marketing efforts, which will increase the amount of cash we will use in our operations. We expect that our continued development of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology for the AM metal market in 2018. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Cash used in operating activities in 2017 increased to $2,791,406 from $1,962,314 in 2016 due primarily to increases in payroll, and in outside services costs related to both the $5,250,000 capital raise and increased research and development activities in 2017. The Company anticipates fewer losses in 2018, due to expected increased revenues, offset by increased salaries and related expenses in connection with additional employees and potential acquisitions (although there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated). Cash flows used in investing activities increased from $79,104 in 2016 to $928,960 in 2017 primarily due to the layout of $788,500 in exchange for notes receivable issued to two customers in 2017. Cash flows provided by financing activities in 2017 were $4,837,649 compared to $900,000 in 2016. The increase resulted from the issuance of shares of common stock and warrants in February 2017 that raised net proceeds of $5,250,000 and the exercise of warrants in December 2017 that raised an additional $112,000 in proceeds, offset by $500,000 principal payments on debt securities in October 2017 as opposed to net proceeds of $900,000 raised in October 2016 through a private offering of debt securities.

We have no credit lines as of April 10, 2018, nor have we ever had a credit line since our inception.

Based on the funds we have as of April 10, 2018, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts and the payment of loans made by Sigma, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2018. Until we are able to generate significant revenues and royalties from licensing our PrintRite3D®-enabled technologies and our contact AM manufacturing services, our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and proceeds received from sales of our debt and/or securities. Accordingly, we may have to obtain additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Interim Chief Executive Officer, and Chief Financial Officer (Principal Financial and Accounting Officer), as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the early stage of our business, with limited revenues and employees.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Interim Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 31, 2018:

Name	Age	Position
John Rice	71	Chairman of the Board and Interim Chief Executive Officer
Mark J. Cola	58	Chief Technology Officer and President
Nannette Toups	61	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	48	Vice President of Business Development

John Rice was appointed as a director on February 15, 2017, as Chairman of our Board on April 19, 2017, and as our interim Chief Executive Officer on July 24, 2017. Additional information regarding Mr. Rice is set forth below under “Board of Directors and Corporate Governance.”

Mark J. Cola has served as our Chief Technology Officer since July 24, 2017, and as our President since September 2010. He served as our Chief Executive Officer from September 2012 until July 24, 2017, and served as our Chief Operating Officer and as a director from September 2010 until July 24, 2017. From June 2006 through April 2010, Mr. Cola served as Director of Operations for the Beyond6 Sigma Division of TMC Corporation. In addition, Mr. Cola has over 34 years of experience in the aerospace and nuclear industries, including with Rockwell International, SPECO Division of Kelsey-Hayes Co., Westinghouse in the Naval Nuclear Reactors Program, Houston Lighting & Power, and within the NNSA Weapons Complex at Los Alamos National Laboratory at which he held various technical and managerial positions including team leader and group leader of the welding and joining section as well as an advanced manufacturing technology group, respectively. He has also worked as a Research Engineer at Edison Welding Institute and for Thermadyne’s Stoody Division, a leading manufacturer of wear-resistant materials.

At Beyond6 Sigma, Mr. Cola worked with a wide range of clients ranging from aerospace to defense systems. His expertise is in manufacturing process development, friction welding, light alloys such as titanium and aluminum, mechanical, physical and welding metallurgy, and nickel-based super alloys for harsh environments. Mr. Cola served as the Technical Co-Chairman for the inaugural National Nuclear Security Administration Future Technologies Conference held in May 2004, and he is a principal reviewer for the American Welding Society’s Welding Journal. Mr. Cola earned a B.S. in Metallurgical Engineering and an M.S. in Welding Engineering from The Ohio State University.

Nannette Toups has served as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer and Corporate Secretary since September 14, 2017. Since December 2013, Ms. Toups has served as a contract CFO and provided accounting services to a variety of clients in different industries ranging from non-profits to medical device development. From May 2008 to October 2013, Ms. Toups served in various positions at Qforma, Inc., a privately-held custom software development company, including as Controller and most recently as Senior Vice-President of Finance and Administration. Prior to joining Qforma, she served as an independent consultant from October 2005 to May 2008, providing a variety of financial, accounting and management services to individuals, entrepreneurs and a non-profit organization. From May 2004 to September 2005, Ms. Toups served as the Controller of KSL Joint Venture, where she was responsible for all accounting and financial reporting activities for the Site Support Services Group at Los Alamos National Laboratory. From January 2002 to April 2003, she served as the Controller and Treasurer of BiosGroup, Inc., a closely-held complexity science consulting company. Prior thereto, Ms. Toups served in various positions at Louisiana Intrastate Gas Company, LLC, including Controller and Transition Projects Manager. Ms. Toups received her CPA certification in 1984 and holds a bachelor’s degree in business administration and accounting from Louisiana State University, and a master’s of liberal arts degree from St. John’s College.

Ronald Fisher was appointed as Vice President of Business Development of Sigma on August 10, 2015, and leads the PrintRite3D® Operating Division. Mr. Fisher is a Mechanical Engineer with hands-on experience in quality, manufacturing, and product development. He has an MBA and has distinguished himself as a lead sales and marketing officer as well as a Chief Operating Officer. He was a Program Manager at Swagelok from 1988-2004, and Vice President and General Manager, Aftermarket and Geometry Systems, at Micropoise Measurement Systems from 2004 until 2013, and a Partner and COO of Laszeray Technology, LLC from 2013 until 2014. Mr. Fisher holds a Bachelor’s Degree in Mechanical Engineering Technology from the University of Akron as well as an MBA from Kent State University.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 31, 2018, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice	I	71	Interim Chief Executive Officer, Director and Chairman of the Board	2017	2018
Salvatore Battinelli(1)(2)(3)	II	76	Director	2017	2019
Frank J. Garofalo	II	67	Director	2017	2019
Dennis Duitch(1)(2)(3)	III	73	Director	2017	2020
Kent Summers(1)(2)(3)	III	59	Director	2018	2020

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Nominating and Corporate Governance Committee

Directors

John Rice was appointed to our Board of Directors on February 15, 2017, was appointed as Chairman of our Board on April 19, 2017, and was appointed as our interim Chief Executive Officer on July 24, 2017. Mr. Rice has extensive experience in business operations. In 1990, Mr. Rice founded ASiQ, LLC, a firm specializing in operations management services ranging from launching successful startups and executing business turnarounds to financings, crisis management and the repositioning of enterprises for sale at optimum market prices. Mr. Rice presently serves as ASiQ’s CEO and President. He also served as CEO of Coca-Cola Bottling Company of Santa Fe, a client of ASiQ’s, from 2009 to 2015. From 2010 to 2012, Mr. Rice served as Director and Contracts Officer of Detector Networks International. Mr. Rice frequently lectures on breakout growth strategies, crisis management, corporate turnarounds, venture capital, and financial structuring and strategies. He has also served on a number of boards. Since 2005, Mr. Rice has served as Director of New Mexico Angels, Inc., a New Mexico based group of accredited individual angel investors. Since 2016, Mr. Rice has served as Director of Akal Security, Inc. He was also a Director of Detector Networks International from 2010-2012, where he successfully negotiated the principal component of a business turnaround for the company. Mr. Rice is an honors graduate of Harvard College.

Our Board of Directors believes that Mr. Rice is qualified to serve as a member of the board because of his broad and deep experience in improving business operations, engineering financial structures that support ongoing needs of operating companies, and building investor and shareholder values.

Salvatore Battinelli was appointed to our Board of Directors on August 16, 2017. Mr. Battinelli is currently the President and Chief Executive Officer of Bello e Preciso Co., a manufacturer and wholesaler of Italian-made fashion watches, and has served in those roles since early 2017. Prior to joining Bello e Preciso Co., from 2011 to 2013, Mr. Battinelli served as Vice-President of Development and Long Term Strategy of North American Management Corporation, a wealth management firm based in Boston, Massachusetts with over $2 billion in assets under management. From 1987 to 2011, Mr. Battinelli served as Executive Vice-President and acting Chief Executive Officer and Chief Operating Officer of Faneuil Hall Associates, Inc., a concierge boutique family office devoted to five interrelated ultra-high net-worth families. Mr. Battinelli’s primary responsibilities while at Faneuil Hall Associates included providing planning and investment advice, the management of approximately 30 asset portfolios and more than 65 individual business entities; and assisting the families in their various business ventures worldwide while working closely with law, accounting and banking functions. During his tenure at Faneuil Hall Associates, Mr. Battinelli served as an executive officer or director for certain of the family owned entities and successfully managed several portfolio company IPOs, as well as serving as CEO and COO for Designhouse International, a Scandinavian furniture company operating out of Atlanta, Georgia, which was previously listed on NASDAQ in 1983.

From 1970 to 1974, Mr. Battinelli served as Audit Manager for Deloitte & Touche (formally Touche Ross), where he specialized in management information systems. From 2002 to 2011, Mr. Battinelli also served as the Chairman of the Board of Directors of HealthLink Europe, BV, a logistics and services company that serves the healthcare industry. Mr. Battinelli is a Certified Public Accountant and received a BS in accounting and an MBA with an emphasis in international economics and accounting, both from Babson College.

Our board of directors believes that Mr. Battinelli is qualified to serve as a member of the board on the basis of his deep understanding of business acquisitions and sales, as well as his background and extensive company management and integration experience.

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

Mr. Garofalo is an expert in strategic, competitive, and market analysis with an emphasis on business and corporate development and the maximization of shareholder value. He has served on a number boards. He was a Director of J.M. Lafferty Associates, Inc. in Chicago, a financial analytics and portfolio research firm, when he acted as advisor in the sale of the business to Corporate Development Board. From 2000 until 2011, he was a Director of Dynagraf, Inc., one of the top Marketing Communications companies in New England, where he acted as advisor in the sale of the business to Universal Millennium.

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

Dennis Duitch was appointed to our Board of Directors on August 8, 2017. Mr. Duitch has served as Managing Director of Duitch Consulting Group, a private consulting company, since 2003. Prior to that time, he practiced public accounting, business management, mediation and consultancy nationally, with expertise in strategic and operations management, finance, accounting, strategic planning and business operations for a wide spectrum of companies, including technology, manufacturing and distribution, marketing, real estate, entertainment, and professional practices. He has served in executive officer roles and as a director of public and private companies, not-for-profit organizations, including as Vice-Chairman for Accountants Global Network, and as a top-level advisor for public companies, closely-held businesses, families and high-wealth individuals for over thirty years.

Mr. Duitch began his career with the international CPA firm Grant Thornton in its Chicago, San Francisco and Beverly Hills offices before founding Duitch & Franklin LLP, which evolved to become one of Southern California’s largest independent CPA/Business Management/Consultancy practices, and which was acquired by a public company in 1998. He subsequently served as President for a consumer products company with direct response marketing, retail, and fulfillment operations, until forming Duitch Consulting Group in 2003 to serve clients in advisory, C-level, and board of director roles.

Mr. Duitch is a Certified Family Business and Estate Advisor, and mediator for matters including partner/shareholder agreements and disputes, business and marital property dissolution, and dysfunctional executive teams and boards of directors. He has lectured extensively in management, financial and accounting areas for the California CPA Foundation, business and professional groups, has instructed at several colleges and universities, and has authored technical articles in management and taxation for regional and national publications.

Mr. Duitch earned a B.B.A degree in Accounting from the University of Iowa and a Master of Business Administration in Finance from Northwestern University.

Our Board of Directors believes that Mr. Duitch is qualified to serve as a member of the board because of his extensive public accounting experience, which will assist the Board and the Audit Committee in addressing the numerous accounting-related issues, regulations and SEC reporting requirements to which we are subject, as well as his expertise in business management, finance and strategic planning.

Kent Summers was appointed to our Board of Directors on January 18, 2018. Mr. Summers was also appointed to serve as a member of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Mr. Summers currently divides his time among a number of independent activities which focus on early-stage technology company formation and development strategies, and sales planning and execution needs for emerging- and mid-market technology companies located primarily in the Boston metropolitan area, including: management consultant to private and family-owned businesses; volunteer Mentor and Instructor with the Massachusetts Institute of Technology Venture Mentoring Services program; regular lectures on enterprise, business-to-business sales to company founders and students enrolled at the Massachusetts Institute of Technology Sloan School of Management, the Harvard MBA Program, the Wharton School at the University of Pennsylvania, and a number of domestic and international entrepreneurship support organizations; and consultant to Fellows enrolled in the Harvard Advanced Leadership Initiative. Mr. Summers has served in those roles at various times from 2003 to the present. From 2009 to the present, Mr. Summers has served as the non-executive Chairman of CADNexus, Inc., and from 2017 to the present, director and Chairman of the Compensation Committee with iQ3 Connect, Inc.

From 2005 to 2017, Mr. Summers served as Managing Partner at Practical Computer Applications, Inc., a Boston-based database consulting and engineering services firm, where he was responsible for sales planning and execution activities. Prior to Practical Computer Applications, from 2001 to 2005, Mr. Summers provided independent merger & acquisition advisory services to support the sale of privately-owned companies. Over a prior 14-year period, Mr. Summers served in leadership roles at several software and internet start-ups, including: Chairman and CEO of Collego Corporation (acquired by MRO Software), founder and CEO of MyHelpDesk, Inc. (acquired by Support.com), founder of PCMovingVan.com (acquired by a PE firm), and Vice President of Marketing at Electronic Book Technologies, Inc. (acquired by INSO Corporation, formerly listed on Nasdaq).

Prior to the software industry, Mr. Summers served as Technology Analyst at Electronic Joint Venture Partners LLC and Associate Program Trader on the Options Trading Desk at Bear Stearns & Co. In 1986, Mr. Summers received a BA in English from the University of Houston.

Our Board of Directors believes that Mr. Summers is qualified to serve as a member of our Board on the basis of his deep understanding of early-stage business growth strategies, enterprise sales, business acquisitions, as well as his background and extensive company management and leadership experience.

Director Independence

Our Board of Directors currently consists of five members. As a result of his appointment as interim Chief Executive Officer, Mr. Rice is no longer considered an independent director, and Mr. Garofalo is no longer considered an independent director because on August 8, 2017 we engaged Garofalo & Associates, LLC, a limited liability company owned and controlled by Mr. Garofalo, to provide services to the Company as corporate development consultant and financial advisor. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ marketplace rules. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors.

The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board of Directors has made a subjective determination as to Messrs. Battinelli, Duitch and Summers, our independent directors, that no relationships exists, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I director is John Rice, with a term expiring at our 2018 annual meeting of stockholders;

●	the Class II directors are Frank J. Garofalo and Salvatore Battinelli, with terms expiring at our 2019 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2020 annual meeting of stockholders.

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

On April 19, 2017, our Board of Directors appointed Mr. Rice as Chairman of the Board. The Chairman of the Board presides at all meetings of our Board of Directors (but not at its executive sessions) and exercises and performs such other powers and duties as may be assigned to him from time to time by the Board or prescribed by our amended and restated bylaws. The Chairman of the Board is appointed by our Board of Directors on an annual basis.

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate. At this time, our Board is committed to the combined role given the circumstances of our company, including Mr. Rice’s knowledge of our company’s strategy. Our Board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the Board’s attention, avoids ambiguity in leadership within the Company, provides a unified leadership voice externally and clarifies accountability for Company business decisions and initiatives. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2017, the Board of Directors held six meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2017 Annual Meeting of Stockholders, except for one director who was unable to attend.

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

Audit Committee

The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

●	monitoring our internal control over financial reporting, disclosure controls and procedures;

●	establishing procedures for the receipt, retention and treatment of accounting related complaints and concerns;

●	meeting independently with our registered public accounting firm and management;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the Audit Committee report required by SEC rules.

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under NASDAQ rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The Audit Committee met four times during 2017.

Compensation Committee

The Compensation Committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives applicable to CEO compensation;
●	determining our CEO’s compensation;
●	reviewing and approving, or making recommendations to our board with respect to, the compensation of our other executive officers;
●	overseeing an evaluation of our senior executives;
●	overseeing and administering our equity incentive plans;
●	reviewing and making recommendations to our board with respect to director compensation; and
●	reviewing and discussing annually with management our “Compensation Discussion and Analysis” when it is required by SEC rules to be included in our Proxy Statements.

The members of our Compensation Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Battinelli serves as the chairperson of the committee. Our board has determined that each of Messrs. Duitch, Battinelli and Summers is independent under the applicable NASDAQ rules and regulations and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee was established effective February 15, 2017 (i.e., when our common stock became listed on The NASDAQ Capital Market).

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our board the persons to be nominated for election as directors and to each of the board’s committees; and

●	overseeing an annual evaluation of the board.

The members of our Nominating and Corporate Governance Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the interim chairperson of the committee. Our board has determined that each of Messrs. Duitch, Battinelli and Summers is independent under the applicable NASDAQ rules and regulations. The Nominating and Corporate Governance Committee was established effective February 15, 2017 (i.e., when our common stock became listed on The NASDAQ Capital Market).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that during its most recent fiscal year ended December 31, 2017, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that (i) each of Mark Cola, Ronald Fisher and Frank Garofalo filed a Form 3 in connection with his appointment as an officer and director, an officer, and as a director, respectively, one day after Section 16(a) applied to the Company on February 14, 2017, and (ii) Nannette Toups filed a Form 4 one day late relating to her acquisition of a stock option as compensation in her capacity as an officer.

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, (ii) for each executive officer, other than our Chief Executive Officer, who was employed with the Company on December 31, 2017 and who earned over $100,000 during the fiscal year ended December 31, 2017, and (iii) for any officer who earned over $100,000 during the December 31, 2017 fiscal year but was no longer employed with the Company on December 31, 2017 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

John Rice - Chief Executive Officer (Principal Executive Officer) and Director	2017	40,500	—		17,001	(4)	—		10,925	(3)	68,426
(Chairman of the Board)(2)	2016	—	—		—		—		—		—
Mark J. Cola - President	2017	204,863	17,644	(5)	—		445,352	(6)	—		667,859
Chief Technology Officer	2016	180,000	—		—		—		—		180,000
Ronald Fisher - Vice President	2017	180,000	—		—		—		—		180,000
of Business Development	2016	180,000	—		—		25,497	(7)	—		205,497
Amanda Cola - Former Vice
President of Finance and	2017	77,604	—		—		63,686	(8)	29,229	(9)	170,519
Business Operations(8)	2016	90,000	10,000	(10)	—		85,824	(11)	—		185,824
Murray Williams – Former Chief
Financial Officer and	2017	143,450	—		—		—		—		143,450
Treasurer	2016	57,900	—		91,760	(12)	148,012	(13)	—		297,672

(1)	Actual amounts paid or accrued.
(2)	John Rice was appointed as our interim Chief Executive Officer on July 24, 2017. Prior to such appointment, Mark Cola served as our Chief Executive Officer.
(3)	Of the amount shown, a total of $10,925 was paid to Mr. Rice prior to his appointment as interim Chief Executive Officer in connection with the additional services as a director that Mr. Rice provided the Company with respect to the Company’s operations.
(4)	On February 15, 2017, in connection with his appointment to our Board of Directors, we granted Mr. Rice 5,231 shares of common stock of the Company, under the 2013 Equity Incentive Plan, with such shares to vest in four equal, successive quarterly installments.
(5)

Under Mr. Cola’s employment agreement (“Mr. Cola’s Employment Agreement”), effective as of July 24, 2017, during each 12-month period during the term of Mr. Cola’s employment, Mr. Cola is entitled to a nondiscretionary annual founder’s bonus in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments.

(6)

On February 21, 2017, an option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48 (the “Original Option”), was granted to Mr. Cola under his then employment agreement. The option had an aggregate grant date fair value of $445,352, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model. Under Mr. Cola’s Employment Agreement, the Original Option was amended such that (a) any unvested portion of the Original Option will immediately and automatically vest if Mr. Cola’s employment is terminated as a result of a Termination Event (as defined in Mr. Cola’s Employment Agreement), and (b) upon the occurrence of a Corporate Transaction (as defined in the 2013 Equity Incentive Plan of the Company), the Original Option, if outstanding as of the date of such applicable Corporate Transaction, will remain outstanding and exercisable in accordance with its terms, except as provided in Mr. Cola’s Employment Agreement.

(7)	In 2016, an option to purchase up to 5,000 shares of common stock of the Company, subject to vesting restrictions, at an exercise price equal to $5.28 per share was granted to Mr. Fisher under his employment with the Company. The option had an aggregate grant date fair value of 25,497, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

36

(8)

An option to purchase up to 20,000 shares of common stock of the Company, subject to vesting restrictions, at an exercise price of $3.27 per share was granted to Ms. Cola on April 19, 2017. The option had an aggregate grant date fair value of $63,686, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

(9)	Ms. Cola separated from our Company on October 2, 2017. The amount shown was paid to Ms. Cola as severance in connection with her separation from the Company.
(10)

On July 14, 2016, Ms. Cola was awarded a bonus in the amount of $10,000 in recognition of Ms. Cola’s services during 2016 and the various milestones that she helped the Company achieve, including in relation to a company-wide DCAA government audit, along with implementing state-funded programs which in turn provides cash payments to the Company.

(11)

An option to purchase up to 15,000 shares of common stock of the Company, subject to vesting restrictions, at an exercise price of $5.92 per share was granted to Ms. Cola on July 22, 2016. The option had an aggregate grant date fair value of $85,824, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

(12)	Under Mr. Williams employment agreement, he was granted effective as of July 22, 2016, under our 2013 Plan, 15,500 shares of restricted common stock of the Company, which shares vested on the one-year anniversary of the effective date of Mr. Williams’ employment (the “First Anniversary Date”), provided, however, that vesting as to 50% of the shares accelerated effective as of the closing of our underwritten public offering (i.e., February 21, 2017).
(13)	Effective July 22, 2016, an option to purchase up to 31,500 shares of common stock of the Company, subject to vesting restrictions, at an exercise price equal to $5.92 per share, was granted to Mr. Williams under his employment agreement with the Company, with 10,500 shares vesting and becoming exercisable on the First Anniversary Date, and the balance of the shares underlying the option are to vest and become exercisable in eight equal installments of 2,625 shares each on a quarterly basis following the First Anniversary Date. The option had an aggregate grant date fair value of $148,012, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

Executive Officer Employment Agreements

John Rice

On August 8, 2017, we entered into an “at will” unwritten employment arrangement with Mr. Rice, effective as of August 1, 2017, pursuant to which Mr. Rice serves as our interim Chief Executive Officer and interim principal executive officer. Under his employment arrangement, Mr. Rice is entitled to receive a monthly salary of $9,000, and he is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Rice is eligible under his employment arrangement to participate in the Company’s 2013 Equity Incentive Plan, with equity compensation to Mr. Rice to be determined by our Compensation Committee at a later date. Effective as of Mr. Rice’s appointment as interim Chief Executive Officer, Mr. Rice is no longer entitled to receive compensation for his service as a director of the Company during his service as our interim Chief Executive Officer.

Mark J. Cola

Prior to February 21, 2017, Mr. Cola, our President and Chief Technology Officer, was party to an “at will” unwritten employment arrangement with the Company. Under Mr. Cola’s employment arrangement, Mr. Cola’s salary was $15,000 per month, and he was eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Cola was eligible under his employment arrangement to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan.

Effective as of February 21, 2017, the Company and Mr. Cola entered into an employment agreement (the “Original Agreement”), pursuant to which, among other things reported in our previous filings with the Securities and Exchange Commission, Mr. Cola agreed to serve as the Company’s President, Chief Executive Officer and Chief Operating Officer, and was entitled to receive an annual base salary of $220,000.

Effective as of July 24, 2017 (the “Effective Date”), the Company and Mr. Cola entered into a new employment agreement (the “Employment Agreement”) for a two-year term (unless earlier terminated as provided in the Employment Agreement), pursuant to which Mr. Cola has agreed to serve as the Company’s Chief Technology Officer and continue to serve as the Company’s President (with the title of Co-Founder, President and Chief Technology Officer).

Effective as of immediately prior to the Effective Date, the Original Agreement was terminated by the parties, and Mr. Cola resigned as Chief Executive Officer, Chief Operating Officer and as a director of the Company. The parties agreed that the Company has no obligation to Mr. Cola to grant stock options to him pursuant to the Original Agreement, and that (i) the Nonqualified Stock Option Agreement, dated as of February 21, 2017, between the Company and Mr. Cola evidencing the grant to Mr. Cola under the Original Agreement of a stock option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48 (the “Original Option”) was amended under the Employment Agreement such that (a) any unvested portion of the Original Option will immediately and automatically vest if Mr. Cola’s employment is terminated as a result of a Termination Event (as defined below), (b) the definition of “Termination For Cause” under the Original Option was replaced with the definition of “Cause” under the Employment Agreement, and (c) upon the occurrence of a Corporate Transaction (as defined in the 2013 Equity Incentive Plan of the Company), the Original Option, if outstanding as of the date of such applicable Corporate Transaction, will remain outstanding and exercisable in accordance with its terms, except as provided in the Employment Agreement, and (ii) the Original Option will otherwise remain outstanding and exercisable in accordance with its terms.

Under the Employment Agreement, Mr. Cola is (i) entitled to receive (a) an annual base salary of $180,000 (the “Base Salary”), which will be subject to increase in the discretion of our Board of Directors or Compensation Committee based on its annual assessment of Mr. Cola’s performance and other factors, and (b) during each 12-month period during the term of Mr. Cola’s employment, a nondiscretionary annual founder’s bonus (the “Annual Bonus”) in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments, and (ii) eligible to receive one or more additional bonuses (“Discretionary Bonuses”) in recognition of extraordinary accomplishments, provided that the decision to provide any Discretionary Bonuses and the amount and terms of any Discretionary Bonuses will be in the sole and absolute discretion of the Board of Directors.

Pursuant to the Employment Agreement, on February 21, 2018, the Company granted Mr. Cola under the Company’s 2013 equity incentive plan (i) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option A”), and (ii) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option B”, and together with Option A, the “Options”), with the Options each (a) to have an exercise price equal to the closing price of the Company’s common stock on the date of grant (i.e., February 21, 2018), (b) to vest and become exercisable in seventeen equal (as closely as possible) monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment, and (c) to be on such other terms set forth in the Company’s standard form of non-qualified stock option agreement (except that the definition of “Termination For Cause” under such agreement was replaced with the definition of “Cause” under the Employment Agreement). Additionally, (x) upon the occurrence of a Corporate Transaction, all stock options of the Company held by Mr. Cola as of the date of such applicable Corporate Transaction will remain outstanding and exercisable in accordance with their terms (except as provided in the Employment Agreement and as set forth in (y) below), and (y) upon the occurrence of a Change of Control (as defined in the Employment Agreement), his unvested stock options will fully vest.

Under the Employment Agreement, Mr. Cola will be entitled to participate in any employee benefit and welfare plans and programs of the Company in which any C-level senior officer of the Company or its subsidiaries are eligible to participate. The Employment Agreement provides that in the event (i) the Company’s terminates Mr. Cola’s employment without “Cause” (as defined), (ii) Mr. Cola resigns from the Company for “Good Reason” (as defined), (iii) Mr. Cola resigns from the Company after the nine-month anniversary of the effective date of the Employment Agreement (the “Nine Month Period”) for any reason or no reason, or (iv) Mr. Cola dies or becomes disabled during the Nine Month Period in the performance of his duties for the Company (each of (i)-(iv), a “Termination Event”), subject to entering into a general release of all claims, (x) he will be entitled to continue to receive the Base Salary, Annual Bonus and benefits which he was receiving as of the time of termination for the greater of the remaining term of employment or a period of twelve months, with such compensation to be payable in equal installments in accordance with the Company’s normal payroll practices, but no less frequently than bi-monthly, and (y) any unvested portion of Option A and the Original Option will fully vest.

Ronald Fisher

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, a stock option to purchase up to 23,750 shares of common stock of the Company, at an exercise price equal to $11.80 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option vested and became exercisable as to 1,375 shares on the first anniversary of the grant date, and as to 3,375 shares on the second anniversary of the grant date, and will vest and become exercisable as to (i) 6,375 shares on the third anniversary of the grant date, and (iii) 12,625 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. Additionally, the Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 5,000 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vests and becomes exercisable as to (i) 300 shares on August 11, 2017, (ii) 700 shares on August 11, 2018, (iii) 1,350 shares on August 11, 2019, and (iv) 2,650 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2017, 2018, 2019 and 2020. Further, Mr. Fisher is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

On September 18, 2017, we and Mr. Fisher entered into Amendment No. 1 to Mr. Fisher’s employment agreement, effective August 10, 2015, pursuant to which, effective as of February 11, 2017, item 2, entitled “Performance Bonuses,” of Exhibit A of Mr. Fisher’s employment agreement was deleted in its entirety and replaced with the new item 2 that was set forth in the amendment to employment agreement. Such amendment provided that Mr. Fisher would become entitled to receive performance-based stock and cash bonuses if certain milestones were satisfied by February 11, 2018, so long as Mr. Fisher remained an employee of the Company as of the date the applicable milestone was satisfied. No such bonuses were earned as of December 31, 2017. On February 21, 2018, the Company and Mr. Fisher entered into Amendment No. 2 to Mr. Fisher’s employment agreement, pursuant to which the foregoing February 11, 2018 date was extended to December 31, 2018.

Former Executive Officer’s Employment Agreements

Murray Williams

We entered into an employment letter agreement with Murray Williams, effective July 18, 2016, pursuant to which Mr. Williams served as our Chief Financial Officer, Treasurer, principal accounting officer and principal financial officer on an “at-will” basis. Under the employment letter agreement, Mr. Williams was entitled to (i) be paid at the rate of $200 per hour, (ii) a grant, effective as of July 22, 2016, under our 2013 Plan of 15,500 shares of restricted common stock of the Company, which shares vested on the one-year anniversary of the effective date of Mr. Williams’ employment (the “First Anniversary Date”), provided, however, that vesting as to 50% of the shares accelerated effective as of the closing of our underwritten public offering (i.e., February 21, 2017), and (iii) a grant, effective as of July 22, 2016, under our 2013 Plan of a non-qualified stock option to purchase up to 31,500 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, will vest and become exercisable as follows: 10,500 shares vested and became exercisable on the First Anniversary Date, and the balance of the shares underlying the option will vest and become exercisable in eight equal installments of 2,625 shares each on a quarterly basis following the First Anniversary Date, and is on the other terms set forth in our standard form of nonqualified stock option agreement. Mr. Williams agreed to resign from his positions with the Company effective September 28, 2017. Mr. Williams and the Company entered into a consulting agreement under which Mr. Williams will continue to provide services to the Company on an as needed basis.

Amanda Cola

Effective as of July 21, 2014, we entered into an “at will” employment agreement with Ms. Cola, under which Ms. Cola was engaged to serve as our Business Operations Manager, which agreement was amended effective July 21, 2015 to convert Ms. Cola’s position to a full-time position. Under the employment agreement, Ms. Cola was entitled to receive an annual base salary of $90,000, and the Company issued her as of the effective date of her employment agreement 10,000 shares of common stock under the Company’s 2013 Equity Incentive Plan. Of these shares, 2,500 vested on the date of grant, 2,500 shares vested on the first annual anniversary of Ms. Cola’s employment agreement, 2,500 shares vested on the second annual anniversary of Ms. Cola’s employment agreement, and the balance of the shares vested on the third annual anniversary of the employment agreement. On September 11, 2015, Ms. Cola’s title was changed to Vice President of Finance and Business Operations of the Company. Effective as of July 22, 2016, the Company granted Ms. Cola, under the Company’s 2013 Equity Incentive Plan, a non-qualified stock option to purchase up to 15,000 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, and will vest and become exercisable in four annual installments over four years. Effective as of April 19, 2017, Mrs. Cola’s salary was increased to $115,000 per annum and she was granted a non-qualified stock option to purchase up to 20,000 shares of our common stock at an exercise price equal to $3.27 per share, which was the closing market price of our common stock on April 19, 2017 (i.e., the date of grant), which is subject to vesting. Effective October 2, 2017, we entered into a transition and separation agreement (the “Separation Agreement”) with Ms. Cola, pursuant to which we and Ms. Cola agreed that she would voluntarily resign as our Vice President of Finance and Business Operations based on an internal organizational change. Under the Separation Agreement, we agreed to pay Ms. Cola any and all accrued and unpaid salary, together with all accrued and unpaid vacation pay and other paid time off, and her then current base monthly salary for a period of six months following the effective date of the Separation Agreement. Under the Separation Agreement, Ms. Cola’s July 22, 2016 stock option to purchase up to 15,000 shares of the Company’s common stock and her April 19, 2017 stock option to purchase up to 20,000 shares of the Company’s common stock were amended to provide that the shares underlying such options, once exercisable, will remain exercisable as to such shares for the term of the options, unless the options are terminated pursuant to a Corporate Transaction (as defined in our 2013 Equity Incentive Plan).

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth outstanding equity awards issued under our 2013 Equity Incentive Plan as of December 31, 2017 that are held by our named executive officers.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market value of unearned shares that have not vested ($)
John Rice(1)	—	—	—	—	—	—	1,307	2,810
Mark J. Cola(2)	61,875	61,875	3.48	2/20/27
Ronald Fisher(3)	4,750	19,000	11.80	8/10/25
	300	4,700	10.56	8/22/26
Amanda Cola(4)	750	14,250	5.92	8/11/26
	—	20,000	2.83	4/19/27
Murray Williams(5)	13,125	18,375	5.92	7/22/21

(1) On February 15, 2017, in connection with his appointment to our Board of Directors, the Company granted Mr. Rice 5,231 shares of common stock, under the Company’s 2013 Equity Incentive Plan, with such shares to vest in four equal, successive quarterly installments.

(2) Effective as of February 21, 2017, the Company granted Mr. Cola under his employment agreement a stock option to purchase up to 123,750 shares of our common stock under the Company’s 2013 Equity Incentive Plan, vesting in equal quarterly installments over an 18-month period.

(3) In August 2015, in conjunction with the hiring of Ronald Fisher, the Company’s Vice President of Business Development, the Company granted to Mr. Fisher a stock option (the “Option”) to purchase up to 23,750 shares of common stock of the Company, at an exercise price equal to $11.80 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option vested and became exercisable as to 1,375 shares on the first anniversary of the grant date and as to 3,375 shares on the second anniversary of the grant date, and will vest and become exercisable as to (i) 6,375 shares on the third anniversary of the grant date, and (ii) 12,625 shares on the fourth anniversary of the grant date, provided, in each case, that Mr. Fisher remains an employee of the Company through such vesting date. The Option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. The Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 5,000 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vested and became exercisable as to 300 shares on August 11, 2017, and vests and becomes exercisable as to (i) 700 shares on August 11, 2018, (ii) 1,350 shares on August 11, 2019, and (iii) 2,650 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2017, 2018, 2019 and 2020.

(4) On July 21, 2014 the Company issued to Ms. Cola, as of the effective date of her employment agreement, 10,000 shares of common stock under the Company’s 2013 Equity Incentive Plan. Of these shares, 2,500 vested on the date of grant, and 2,500 shares vested on each of the three successive anniversary dates of the employment agreement. Effective as of July 22, 2016, the Company granted Ms. Cola, under the Company’s 2013 Equity Incentive Plan, a non-qualified stock option to purchase up to 15,000 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, and will vest and become exercisable in four annual installments over four years On April 19, 2017 Ms. Cola was granted a non-qualified stock option to purchase up to 20,000 shares of our common stock at an exercise price equal to $3.27 per share, which was the closing market price of our common stock on April 19, 2017 (i.e., the date of grant), which is subject to vesting. Effective October 2, 2017, we entered into a transition and separation agreement (the “Separation Agreement”) with Ms. Cola. Under the Separation Agreement, Ms. Cola’s July 22, 2016 stock option to purchase up to 15,000 shares of the Company’s common stock and her April 19, 2017 stock option to purchase up to 20,000 shares of the Company’s common stock were amended to provide that the shares underlying such options, once exercisable, will remain exercisable as to such shares for the term of the options, unless the options are terminated pursuant to a Corporate Transaction (as defined in our 2013 Equity Incentive Plan).

(5) Effective as of July 22, 2016, Mr. Williams received, under our 2013 Plan, a grant of 15,500 shares of restricted common stock of the Company, which shares vested on the one-year anniversary of the effective date of Mr. Williams’ employment (the “First Anniversary Date”), provided, however, that vesting as to 50% of the shares accelerated effective as of the closing of our underwritten public offering (i.e., February 21, 2017), and a grant of a non-qualified five year stock option to purchase up to 31,500 shares of our common stock. The option has an exercise price equal to the closing price of our common stock on the date of grant, will vest and become exercisable as follows: 10,500 shares vested and became exercisable on the First Anniversary Date, and the balance of the shares underlying the option will vest and become exercisable in eight equal installments of 2,625 shares each on a quarterly basis following the First Anniversary Date, and is on the other terms set forth in our standard form of nonqualified stock option agreement. Mr. Williams agreed to resign from his positions with the Company effective September 28, 2017. Mr. Williams and the Company entered into a consulting agreement under which Mr. Williams will continue to provide services to the Company on an as needed basis.

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

2013 Equity Incentive Plan

Purpose

Our Board of Directors adopted the 2013 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our 12 current employees, directors and consultants are eligible to participate in the 2013 Plan.

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

Subject to the provisions of the 2013 Plan relating to adjustments upon changes in common stock, an aggregate of 750,000 shares of common stock are currently subject to outstanding awards under the 2013 Plan or future awards under the 2013 Plan.

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

Purchase Price Payment

Unless otherwise determined by the Administrator, the purchase price of Common Stock acquired under the 2013 Plan is payable by cash or check at the time of an Option exercise or acquisition of a Stock Award. The Company does not charge participants any fees or commissions in connection with their acquisition of Common Stock under the 2013 Plan. The Administrator also has discretion to accept the following types of payment from participants:

●	A secured or unsecured promissory note, provided that this method of payment is not available to a participant who is a director or an executive officer;

●	Shares of our Common Stock already owned by the Option or Stock Award holder as long as the surrendered shares have a fair market value that is equal to the acquired stock and have been owned by the participant for at least six months;

●	The surrender of shares of Common Stock then issuable upon exercise of an Option; and

●	A “cashless” option exercise in accordance with applicable regulations of the SEC and the Federal Reserve Board.

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

Effects of Certain Corporate Transactions

Except as otherwise determined by the Administrator, in the event of a “corporate transaction,” all previously unexercised Options and Stock Appreciation Rights will terminate immediately prior to the consummation of the corporate transaction and all unvested Restricted Stock awards will be forfeited immediately prior to the consummation of the corporate transaction. The Administrator, in its discretion, may permit exercise of any Options or Stock Appreciation Rights prior to their termination, even if those awards would not otherwise have been exercisable, or provide that outstanding awards will be assumed or an equivalent Option or Stock Appreciation Right substituted by a successor corporation. The Administrator, in its discretion, may remove any restrictions as to any Restricted Stock awards or provide that all outstanding Restricted Stock awards will participate in the corporate transaction with an equivalent stock substituted by the successor corporation subject to the restrictions. In general, a “corporate transaction” means:

●	Our liquidation or dissolution;

●	Our merger or consolidation with or into another corporation as a result of which we are not the surviving corporation;

●	A sale of all or substantially all of our assets; or

●	A purchase or other acquisition of more than 50% of our outstanding stock by one person, or by more than one person acting in concert.

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

As of April 12, 2018, there were 370,126 shares previously issued or subject to outstanding awards under the 2013 Plan and 379,874 shares were available for future issuance under the 2013 Plan.

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

Under our director compensation program, each non-employee director will receive annual compensation of $25,000, which amount will be paid $15,000 in cash, and $10,000 through the grant of restricted common stock. In addition, the Chairperson of the Audit Committee will receive a $5,000 annual retainer in cash. All cash fees are to be paid quarterly. In addition, prior to Mr. Rice’s appointment as interim Chief Executive Officer, he received an aggregate of $10,925 in connection with the additional services as a director that Mr. Rice provided the Company with respect to the Company’s operations. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2017 for their services as directors of the Company. The compensation of Mr. Rice, who serves as a director and serves as our interim Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Option Awards ($)	Total ($)
Salvatore Battinelli(1)	6,250	17,000	—	23,250
Samuel Bell(2)	5,000	4,300	—	9,300
Dennis Duitch(3)	8,333	17,000	—	25,333
Frank Garofalo(4)	15,000	17,202	—	4,202
Kent Summers(5)	—	—	—	—

(1)	The fees shown were paid to Mr. Battinelli for services as a director. In August 2017, the Company issued 8,213 shares of the Company’s common stock to Mr. Battinelli, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment to our Board of Directors, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $17,000 or $2.07 per share.
(2)	The fees shown were paid to Mr. Bell for services as a director, including $1,250 as a retainer for serving as the Chairman of the Audit Committee. In January 2017, the Company issued 10,000 shares of the Company’s common stock to Mr. Bell, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment to our Board of Directors, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $17,202 or $1.72 per share. Mr. Bell resigned from the Board of Directors in June 2017 resulting in the forfeiture of 7,500 unvested shares of common stock.
(3)	The fees shown were paid to Mr. Duitch for services as a director, including $2,083 as a retainer for serving as the Chairman of the Audit Committee. In August 2017, the Company issued 7,489 shares of the Company’s common stock to Mr. Duitch, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment to our Board of Directors, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $17,000 or $2.27 per share.
(4)	The fees shown were paid to Mr. Garofalo for services as a director. In January 2017, the Company issued 10,000 shares of the Company’s common stock to Mr. Garofalo, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment to our Board of Directors, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $17,202 or $1.72 per share.
(5)	Mr. Summers was not a director of the Company in 2017.
(6)	This column represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2018 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 5,025,118 shares of our common stock outstanding on April 12, 2018. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of April 12, 2018 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Mark J. Cola(1)	293,750	5.85%
Ronald Fisher(2)	6,600	*
John Rice(3)	5,232	*
Salvatore Battinelli(4)	14,027	*
Dennis Duitch(5)	13,303	*
Frank J. Garofalo(6)	15,814	*
Kent J. Summers(7)	5,814	*
Amanda Cola(1)	293,750	5.85%
Murray Williams(8)	33,875	*
All executive officers and directors as a group (10 persons)(9)	684,665	13.62%

*Less than 1%.

(1)	The shares shown are owned of record by The Mark & Amanda Cola Revocable Trust, U/A August 31, 2012. The shares shown also include (i) 124,920 shares that may be acquired now or within 60 days of April 12, 2018 upon the exercise of an outstanding stock option held by Mr. Cola, and (ii) 8,750 shares that may be acquired upon the exercise of an outstanding stock options held by Ms. Cola.
(2)	Includes 1,250 shares that may be acquired now upon the exercise of outstanding stock options.
(3)	The shares vest in four equal installments of 1,308 shares each, beginning on May 15, 2017.
(4)	Includes (i) 8,213 shares that vest in four equal (as closely as possible) installments, beginning on November 15, 2017, and (ii) 5,814 shares that vest in four equal (as closely as possible) installments, beginning on April 18, 2018.
(5)	Includes (i) 7,489 shares that vest in four equal (as closely as possible) installments, beginning on November 8, 2017, and (ii) 5,814 shares that vest in four equal (as closely as possible) installments, beginning on April 18, 2018.
(6)	Includes (i) 10,000 shares vest in four equal installments of 2,500 shares each, beginning on April 10, 2017, and (ii) 5,814 shares that vest in four equal (as closely as possible) installments, beginning on April 18, 2018.
(7)	The shares vest in four equal (as closely as possible) installments, beginning on April 18, 2018.
(8)	The shares shown include 18,375 shares that may be acquired now or within 60 days of April 12, 2018 upon the exercise of an outstanding stock option held by Mr. Williams.
(9)	Includes 159,895 shares that may be acquired now or within 60 days of April 12, 2018 upon the exercise of outstanding stock options.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2017.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2011 Equity Incentive Plan(1)	0	0	750
2013 Equity Incentive Plan(2)	1,783,938	$4.13	450,602
Equity compensation plans not approved by security holders	-	N/A	-

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

(2) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2017, the Company issued an aggregate of 114,847 shares of the Company’s common stock, as well as options to purchase up to 299,938 shares of the Company’s common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan. On October 2, 2017, an amendment to our 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company, to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 750,000.

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

Transactions with Directors and Officers

On August 8, 2017, we engaged Garofalo & Associates, LLC, a limited liability company owned and controlled by Mr. Garofalo, a director of the Company, to provide services to the Company as corporate development consultant and financial advisor. Under the engagement letter agreement, Garofalo & Associates, LLC, is entitled to receive in consideration for its services a monthly retainer of $3,000 in cash during the term of the engagement (the engagement may be terminated by both parties upon 30 days’ written notice), and (i) 105,000 shares of common stock of the Company upon the closing of an acquisition by the Company of all or substantially all of the equity or assets (or a controlling interest therein) (the “Closing”) with respect to a specified entity (the value of such shares would have been $238,350 if such shares would have been issued on August 8, 2017, based on a closing price per share of $2.27 on such date), and (ii) 75,000 shares of common stock of the Company upon the Closing with respect to at least one of two other specified entities (the value of such shares would have been $170,250 if such shares would have been issued on August 8, 2017, based on a closing price per share of $2.27 on such date). As of the date of this Annual Report, there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated.

On September 14, 2017, we) entered into an employment letter agreement with Nannette Toups, effective September 28, 2017 (the “Effective Date”), pursuant to which Ms. Toups agreed to serve as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer and Secretary on an “at-will” basis. Under the employment letter agreement, Ms. Toups is entitled to (i) an annual base salary of $110,000 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on an annual assessment of Ms. Toups’ performance and other factors), (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and (iii) a grant under our 2013 Equity Incentive Plan of (1) a five-year stock option to purchase up to 2,500 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and vested and became exercisable in full on the Effective Date, and (2) a five-year stock option to purchase up to 47,500 shares of common stock of the Company, which will have an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and which will vest and become exercisable as follows: 3,065 shares will vest and become exercisable on the one-year anniversary of the Effective Date, 7,125 shares will vest and become exercisable on the second-year anniversary of the Effective Date, 11,185 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 26,125 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Ms. Toups’ remains an employee of the Company through such vesting date. The options are on such other terms and provisions as are contained in the Company’s standard form nonqualified stock option agreement.

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

Our Audit Committee approved Pritchett, Siler & Hardy, P.C. (“PSH”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2017. During our fiscal year ended December 31, 2017, PSH served as our independent registered public accounting firm. There have been no disagreements on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused PSH to refer to in their respective opinions. On January 11, 2018, we were informed by PSH that Haynie & Company (“H&C”) acquired certain assets of PSH. Effective January 11, 2018, we engaged H&C to serve as our independent registered public accounting firm for the year ending December 31, 2018. The engagement of H&C was approved by our Audit Committee.

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed by PSH and H&C with respect to the years ended December 31, 2017 and 2016:

	PSH		H&C
	2017	2016	2017
Audit Fees	$52,173	$48,304	$39,000
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	—	—	—
	$52,173	$48,304	$39,000

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

Auditor Independence

In our fiscal year ended December 31, 2017, there were no other professional services provided by PSH or H&C, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of PSH or H&C.

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated as of February 15, 2017, between the Company and Dawson James Securities, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.**
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.3 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).
3.4	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 21, 2016, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.6	Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.7	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
3.8

Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).

4.1	Warrant Agency Agreement, dated as of February 15, 2017, between the Company and Interwest Transfer Co., Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
4.2	Form of Warrant Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.4	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).
10.2	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*
10.3	2013 Equity Incentive Plan adopted by the Board of Directors as of March 15, 2013 (filed as Exhibit 10.9 to the Company’s Form 10-K, filed on April 16, 2013, for the fiscal year ended December 31, 2012, and incorporated herein by reference).*

10.4	Form of Nonqualified Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.5	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.6	Form of Restricted Stock Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.7	Employment Agreement, dated as of July 21, 2014, between Sigma Labs, Inc. and Amanda Cola, as amended as of July 21, 2015 (Filed as Exhibit 10.11 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.8	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.9	Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan. (Filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on May 12, 2016, for the period ended March 31, 2016, and incorporated herein by reference).*
10.10	Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K filed on March 31, 2017, for the fiscal year ended December 31, 2016 and incorporated herein by reference).*
10.11	Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on December 29, 2017, and incorporated herein by reference).*
10.12	Amendment to Sigma Labs, Inc.’s 2013 Equity Incentive Plan (filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement, filed on December 29, 2017, and incorporated herein by reference).*
10.13	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.14	Securities Purchase Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.15	Employment Letter Agreement, effective July 18, 2016, between Sigma Labs, Inc. and Murray Williams. (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on August 11, 2016, for the period ended June 30, 2016, and incorporated herein by reference).*
10.16	Form of Secured Convertible Note issued as of October 17, 2016 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.17	Registration Rights Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.18	Security Agreement, dated as of October 17, 2016, by and between Sigma Labs, Inc. and L 1 Capital Global Opportunities Master Fund Ltd, in its capacity as Collateral Agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.19	Form of Warrant issued to investors in connection with Securities Purchase Agreement dated October 17, 2016 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.20	Amended and Restated Employment Agreement, dated as of July 24, 2017, between Sigma Labs, Inc. and Mark J. Cola. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2017 and incorporated herein by reference).*
10.21	Summary of unwritten Employment Agreement between Sigma Labs, Inc. and John Rice entered into on August 8, 2017 (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).*
10.22	Employment Letter Agreement, effective as of September 28, 2017, between Sigma Labs, Inc. and Nannette Toups (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.23	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.24	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.25	Form of Amendment of Warrant and Note, entered into as of September 29, 2017, between the Company and the Holders named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017 and incorporated herein by reference).
10.26	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).

23.1	Consent of Pritchett, Siler & Hardy, P.C.**
23.2	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGMA LABS, INC.

April 17, 2018	By:	/s/ John Rice
John Rice
Interim Chief Executive Officer (Principal Executive Officer)

April 17, 2018	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rice	Interim Chief Executive Officer (Principal Executive Officer) and Director	April 17, 2018
John Rice

/s/ Nannette Toups	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2018
Nannette Toups

/s/ Salvatore Battinelli	Director	April 17, 2018
Salvatore Battinelli

/s/ Dennis Duitch	Director	April 17, 2018
Dennis Duitch

/s/ Frank Garofalo	Director	April 17, 2018
Frank Garofalo

/s/ Kent Summers	Director	April 17, 2018
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sigma Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sigma Labs, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operation and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company

Salt Lake City, Utah

April 17, 2018

We have served as the Company’s auditor since 2018

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

1438 NORTH HIGHWAY 89, SUITE 130

FARMINGTON, UTAH 84025

(801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Sigma Labs, Inc.

Santa Fe, New Mexico

We have audited the accompanying balance sheet of Sigma Labs, Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Sigma Labs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigma Labs, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

March 31, 2017

Sigma Labs, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$1,515,674	$398,391
Accounts Receivable, net	104,538	288,236
Note Receivable, net	788,500	-
Inventory	192,705	187,241
Prepaid Assets	55,278	36,056
Total Current Assets	2,656,695	909,924

Other Assets:
Property and Equipment, net	411,643	564,933
Intangible Assets, net	294,396	226,450
Investment in Joint Venture	500	500
Prepaid Stock Compensation	31,576	167,562
Total Other Assets	738,115	959,445

TOTAL ASSETS	$3,394,810	$1,869,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$100,884	$112,175
Notes Payable, net of original issue discount of $0 and $69,703, respectively and debt discount of $358,280 at December 31, 2016	100,000	561,834
Deferred Revenue	35,680	3,315
Accrued Expenses	146,330	121,801
Total Current Liabilities	382,894	799,125

Long-Term Liabilities
Derivative Liability	-	93,206
Total Long-Term Liabilities	-	93,206

TOTAL LIABILITIES	382,894	892,331

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 15,000,000 shares authorized; 4,978,929 and 3,133,789 issued and outstanding, respectively	4,979	3,135
Additional Paid-In Capital	17,345,407	10,734,857
Accumulated Deficit	(14,338,470)	(9,760,954)
Total Stockholders’ Equity	3,011,916	977,038

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,394,810	$1,869,369

Sigma Labs, Inc.

Statements of Operations

	Years Ended
	December 31, 2017	December 31, 2016

REVENUES	$641,049	$966,422

COST OF REVENUE	272,372	228,902

GROSS PROFIT	368,677	737,520

EXPENSES:
Salaries & Benefits	1,509,672	1,230,267
Stock-Based Compensation	719,796	341,558
Operating R&D Costs	302,043	120,638
Investor & Public Relations	666,003	621,407
Legal & Professional Service Fees	563,300	313,432
Office Expenses	324,920	272,895
Depreciation & Amortization	196,943	178,841
Other Operating Expenses	137,990	132,220
Total Expenses	4,420,667	3,211,258

OTHER INCOME (EXPENSE)
Interest Income	40,107	355
State Incentives	154,568	51,703
Change in fair value of derivative liabilities	(186,908)	354,644
Interest Expense	(161,852)	(40,228)
Debt discount amortization	(358,280)	(89,570)
Loss on Disposal of Assets	(13,161)	-
Total Other Income (Expense)	(525,526)	276,904

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,577,516)	(2,196,834)

Provision for Income Taxes	-	-

Net Loss	$(4,577,516)	$(2,196,834)

Net Loss per Common Share - Basic and Diluted	$(1.04)	$(0.70)

Weighted Average Number of Shares Outstanding - Basic and Diluted	4,403,479	3,125,022

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Years Ended December 31, 2017 and 2016

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance December 31, 2015	3,119,537	$3,120	$10,640,098	$(7,564,120)	$3,030,298

Shares forfeited	(10,000)	(10)	(257,990)	-	(258,000)

Shares issued for services	23,687	24	152,245	-	152,269

Fractional shares issued at reverse stock split	565	1	-	-	1

Stock based compensation	-	-	200,504	-	200,504

Derivative value on issuance date - warrants and notes payable conversion feature	-	-	(447,850)	-	(447,850)

Debt discount on notes payable	-	-	447,850	-	447,850

Net loss	-	-	-	(2,196,834)	(2,196,834)

Balance December 31, 2016	3,133,789	$3,135	$10,734,857	$(9,760,954)	$977,038

Shares issued for services – net of forfeitures	32,684	32	75,546	-	75,578

Fractional Shares issued at reverse stock split	1,178	1	-	-	1

Shares and warrants sold in public offering, net of offering costs	1,410,000	1,410	5,224,239	-	5,225,649

Shares issued from exchange of unit purchase options	141,000	141	(141)	-	-

Shares issued for note & accrued interest conversion	204,278	204	408,352	-	408,556

Shares issued from exercise of warrants	56,000	56	111,944	-	112,000

Write-off of derivative liability - note conversions	-	-	280,114	-	280,114

Stock based compensation	-	-	510,496	-	510,496

Net loss	-	-	-	(4,577,516)	(4,577,516)

Balance December 31, 2017	4,978,929	$4,979	$17,345,407	$(14,338,470)	$3,011,916

Sigma Labs, Inc. and Subsidiaries

Statements of Cash Flows

	Years Ended
	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net Loss	$(4,577,516)	$(2,196,834)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	196,943	178,841
Stock Based Compensation	719,796	(345,759)
Loss on Write-off of Asset	13,161	-
Refund on Write-off of Asset	15,700	-
Gain/Loss on Change in Derivative Balance	186,908	354,644
Original Issue Discount Amortization	88,442	20,114
Debt Discount Amortization	358,280	89,570
Change in assets and liabilities:
Accounts Receivable	183,698	(8,014)
Inventory	(5,464)	(167,112)
Prepaid Assets	(16,957)	2,631
Accounts Payable	(11,291)	73,782
Deferred Revenue	32,365	-
Accrued Expenses	24,529	53,593
NET CASH USED IN OPERATING ACTIVITIES	(2,791,406)	(1,962,314)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(69,463)	(22,494)
Purchase of Intangible Assets	(70,997)	(65,332)
Notes Receivable	(788,500)	-
Investment in Joint Venture	-	8,722
NET CASH USED IN INVESTING ACTIVITIES	(928,960)	(79,104)

FINANCING ACTIVITIES
Gross Proceeds from issuance of Common Stock and Warrants	5,823,300	-
Less Offering Costs	(597,651)	-
Proceeds from issuance of Notes Payable	-	900,000
Payments on Notes Payable	(500,000)	-
Proceeds from exercise of Warrants	112,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,837,649	900,000

NET CHANGE IN CASH FOR PERIOD	1,117,283	(1,141,418)

CASH AT BEGINNING OF PERIOD	398,391	1,539,809

CASH AT END OF PERIOD	$1,515,674	$398,391

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Write-off of Derivative Liability	$(280,114)	$-
Conversion of Convertible Debt for Stock	$(408,556)	$-

Other noncash operating activities disclosure:
Issuance of Common Stock for services	$75,578	$152,265

Disclosure of cash paid for:
Interest	$89,348	$-
Income Taxes	$-	$-

SIGMA LABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business –Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation. The terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2017 and 2016 and for the periods then ended have been made.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2017 the Company had 1,434,000 warrants, 299,938 stock options and a $100,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 1,783,938.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated life has been determined to be five years unless a unique circumstance exists, which is then fully documented as an exception to the policy.

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review indicated that the actual useful life of the leasehold improvements the Company made to the leased facilities at 3900 Paseo del Sol, Santa Fe, New Mexico in 2014, is less than the fifteen year estimated useful life that was being used for amortization purposes in the Company’s financial statements. As a result, effective January 1, 2017, the Company changed the estimated useful life of these improvements to seven years. The effect of this change in estimate was to increase 2017 amortization expense by $12,291 and increase 2017 net loss by $8,509.

Fair Value of Financial Instruments - The Company applies ASC 820, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, prepaid stock compensation, receivables, accounts payable, and accrued liabilities each qualify as financial instruments and are a reasonable estimate of fair value because on the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Fair value of financial instruments is as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability –Notes & Warrants	$-	Level 3	$93,206	Level 3

The derivative liability was the result of the original $1 million of Notes, and the 80,000 warrants (post reverse stock split), that were issued in October 2016, both of which contain anti-dilution provisions in the event the Company engages in specified transactions which occurred in February 2017. As a result, the instruments no longer required derivative treatment and were written off in February 2017. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Notes & Warrants
Balance December 31, 2016	$93,206
Change in fair value	186,908
Write-off of derivative	(280,114)
Balance December 31, 2017	$-

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2017 and 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2017 and 2016, the Company recognized no interest and penalties. All tax years starting with 2014 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2017 or 2016.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the years ended December 31, 2017 or 2016.

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

Stock Based Compensation – The Company recognizes compensation costs to employees under ASC Topic No. 718, “Compensation – Stock Compensation.” Under ASC Topic No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option or stock grants.

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

Revenue Recognition – The Company’s revenue is derived primarily from sales of our software and related hardware suite and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 605 based on the following criteria: Persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. In general, the Company recognizes service revenue as significant services under the relevant arrangement have been performed.

Deferred Stock Offering Costs – Costs related to stock offerings (if any) are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs relating to the offering will be written-off directly to expense.

Inventory – Inventories consisting of raw materials used in the production of customized parts totaled $192,705 and $187,241, as of December 31, 2017 and 2016, respectively, and nominal work-in-process components which will be sold to customers. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2017 and 2016 were $302,043 and $120,638, respectively.

NOTE 2 – Stockholders’ Equity

Common Stock

Effective March 17, 2016, our Articles of Incorporation were amended to provide for both a reverse stock split of the outstanding shares of our common stock on a 1-for-100 basis (the “Reverse Stock Split”) and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”). Pursuant to the Share Decrease, the number of authorized shares of common stock decreased from 375,000,000 to 3,750,000 shares of common stock.

On April 28, 2016, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of the Company’s common stock from 3,750,000 to 7,500,000 shares of common stock.

Effective February 15, 2017, our Articles of Incorporation were again amended to provide for a reverse stock split of the outstanding shares of our common stock on a 1-for-2 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

The effects of both stock splits have been retroactively reflected to all periods presented.

Effective March 5, 2018, the Articles of Incorporation were again amended to increase the authorized number of shares of common stock to 15,000,000.

In 2016, the Company issued 23,687 shares of common stock to employees and consultants, valued at an average price of $6.43 per share, or $152,269.

In 2017, the Company issued 40,934 shares of common stock to directors at an average value of $2.09 per share, or $85,408.

On February 14, 2017, The NASDAQ Stock Market LLC informed the Company that it had approved the listing of the Company’s common stock on The NASDAQ Capital Market, effective as of February 15, 2017. The Company’s common stock ceased trading on the OTCQB on February 15, 2017, and on such date the common stock commenced trading on The NASDAQ Capital Market under the ticker symbol “SGLB”.

In October 2017, pursuant to an advisory agreement with Dawson James Securities, the Company issued to Dawson James a total of 141,000 shares of the Company’s common stock in exchange for the surrender by Dawson James of its Unit Purchase Option to acquire up to 70,500 Units that was issued by the Company in the 2017 public offering.

In November 2017, the Company issued 56,000 shares of common stock as the result of the exercise of warrants resulting in cash proceeds of $112,000.

In December 2017, the Company issued 204,578 shares of common stock as the result of a conversion of the $400,000 principal balance of Notes Payable and $8,556 of accrued interest.

 Deferred Compensation

In 2014 and 2015, the Company issued to various employees, directors and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholder’s equity. The $153,743 balance of unvested compensation cost related to these issues at December 31, 2016 was recognized in fiscal 2017.

During 2017, the Company issued to directors 40,934 shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Plan valued at $85,408. Such shares were valued at the fair value at the date of issue. The fair value is being expensed as compensation over the vesting period and recorded as a reduction of stockholder’s equity. As of December 31, 2017, the balance of unvested compensation to be recognized was $21,251 and is recorded as prepaid stock compensation.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at December 31, 2017 or 2016.

Stock Options

On April 28, 2016, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 319,269 shares of our common stock to a total of 375,000 shares (on a post-Reverse Stock Split basis). As of December 31, 2016, an aggregate of 750 shares and 199,669 shares of common stock were reserved for issuance under the 2011 Equity Incentive Plan (“The 2011 Plan”) and the 2013 Plan, respectively.

On October 2, 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 375,000 shares of our common stock to a total of 750,000 shares. As of December 31, 2017, an aggregate of 750 shares and 450,062 shares of common stock were reserved for issuance under the 2011 and the 2013 Plan, respectively.

During 2017, the Company granted a total of 213,750 options to 5 employees with vesting periods ranging from 18 months to 4 years beginning May 21, 2017. In 2017, 82,676 options vested, and $510,496 of compensation cost was recognized during the year. As of December 31, 2017, there were options to purchase 299,938 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 85,614 shares of common stock. As of December 31, 2016, the Company had 200,419 shares reserved for future grant under its plans and there were no options exercised during the years ended December 31, 2017.

During 2016, the Company granted a total of 73,688 options to 10 employees with vesting periods ranging from 3 to 4 years beginning March 14, 2017. In 2016, 2,938 options vested, and $168,411 of compensation cost was recognized during the year. As of December 31, 2016, there were options to purchase 101,188 shares outstanding under the plans. Of this amount, there were vested options exercisable for 2,938 shares of common stock. As of December 31, 2016, the Company had 200,419 shares reserved for future grant under its plans and there were no options exercised during the years ended December 31, 2016.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over four years of service and expire ten years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2017 and 2016 is $719,796, of which $510,496 is related to stock options, and $341,558, of which $200,504 is related to stock options, respectively. There was no capitalized share-based compensation cost as of December 31, 2017 and 2016, and there were no recognized tax benefits during the years ended December 31, 2017 and 2016.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2017 and 2016:

Assumptions:

	2017	2016

Dividend yield	0.00	0.00
Risk-free interest rate	1.91-2.45%	1.13-1.57%
Expected volatility	115.9-139%	111.5-132.4%
Expected life (in years)	5-10	5-10

Option activity for the year ended December 31, 2017 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)

Options outstanding at December 31, 2016	101,188	8.39	9.29	-
Granted	213,750	2.95	7.72	16,600
Exercised	-	-	-	-
Forfeited or cancelled	-15,000	5.43	-	-

Options outstanding at December 31, 2017	299,938	8.39	7.33	16,600
Options expected to vest in the future as of December 31, 2017	214,324	4.55	6.88	16,000
Options exercisable at December 31, 2017	85,614	4.49	7.96	600
Options vested, exercisable, and options expected to vest at December 31, 2017	299,938	4.57	7.33	16,600

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.15 closing price of our Common Stock on December 31, 2017. Three of the 2017 option grants have an exercise price currently below $2.15.

At December 31, 2017 and 2016, there was $525,606 and $452,551, respectively, of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 7.33 and 9.29 years, respectively.

Warrants

At December 31, 2017, the Company had outstanding warrants to purchase a total of 1,434,000 shares of common stock, 1,410,000 warrants at an exercise price of $4.00 per share, which if not exercised, will expire on February 21, 2022, and 24,000 warrants at an exercise price of $2.00 per share which, if not exercised, will expire on October 17, 2019.

NOTE 3 – Notes Payable

Effective October 17, 2016, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Investors”) for the private placement by the Company of Secured Convertible Notes in the aggregate principal amount of $1,000,000 (the “Notes”) and warrants (the “Warrants”) to purchase up to 80,000 shares (the “Warrant Shares”) of the Company’s common stock (“Common Stock”) (subject to adjustment in certain circumstances), for aggregate gross proceeds, before expenses, to the Company of $900,000 (the “Financing Transaction”). The Notes were convertible into Shares of Common Stock registered on a Registration Statement for Resale filed with the Securities and Exchange Commission.

The Notes carried an interest rate of 10% per annum, calculated on the basis of a 360-day year, based on the $1 million Notes Payable effective balance. Such interest was payable every three months in cash, or, at the holder’s option, in unrestricted shares of Common Stock, if a registration statement is then in effect for such shares of common stock.

On September 29, 2017, the Company entered into amendments (the “Amendments”) to the October 17, 2016 Secured Convertible Promissory Notes and Warrants to purchase shares of the Company’s common stock, pursuant to which, among other things set forth in the Amendments, (1) the exercise price of the Warrants was reduced from $4.13 per share to $2.00 per share, and (2) the conversion price of the Notes was reduced from $4.13 per share to $2.00 per share. Under the Amendments, we paid the Holders an aggregate amount equal to $500,000 (representing 50% of the outstanding principal balance of the Notes) plus all accrued interest on the Notes. In consideration of the foregoing, the Holders agreed to, among other things, extend the payment date of the remaining 50% of the outstanding principal balance of the Notes from October 17, 2017 to the earlier of May 18, 2018 or the closing of our next underwritten public offering of securities in which we raise gross proceeds of at least $3,000,000 (should we elect to commence and close such an offering of securities).

On December 27 and 28, 2017 the Holders Converted $400,000 of the $500,000 Notes principal and $8,556 of accrued interest on one of the notes into 204,278 shares of common stock and exercised 56,000 of the warrants @ $2.00 per share for 56,000 additional shares of common stock.

At December 31, 2017 the Company had the remaining $100,000 Convertible Note outstanding and due on the earlier of May 18, 2018 or the closing of our next underwritten public offering of securities in which we raise gross proceeds of at least $3,000,000 (should we elect to commence and close such an offering of securities).

NOTE 4 – Continuing Operations

The Company has sustained losses and had negative cash flows from operating activities since its inception. The Company has raised significant equity capital and is developing new products with commercial applications that may increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5.25 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company was able to fund operations for 2017 with these funds and end the year with a cash balance of $1,515,674. On March 28, 2018, Sigma received $535,000 in full payment of the Morf 3D note and related accrued interest balance. In addition, on April 6, 2018, the Company closed a private placement offering of equity securities resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company. As a result, the Company currently has sufficient cash and working capital to fund operations through 2018 and is anticipating that significant sales contracts may be closed in the second quarter and balance of the fiscal 2018 generating material additional cash flow in the near term.

NOTE 5 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2014 through 2016.

The Company has available at December 31, 2017, unused operating loss carryforwards of approximately $8,617,000, which may be applied against future taxable income and which expire in various years through 2037. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $2,929,900 and $3,767,996 at December 31, 2017 and 2016, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2017	2016

Deferred tax assets:
NOL carryover	$2,929,900	$3,235,490
Impairments	-	33,931
Warrants	-	498,575
Valuation allowance	(2,929,900)	(3,767,996)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (34%) to the Company’s effective tax rate for the period ended December 31, 2017 and 2016 is as follows:

	2017	2016

Book Loss	$(1,556.355)	$(746,924)
State taxes	-	(106,546)
Meals & Entertainment	3,200	-
Change in valuation allowance	1,553,200	853,470

Provision for Income Taxes	$-	$-

NOTE 6 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2017 and 2016:

	Year Ended December 31
	2017	2016

Loss from continuing
Operations available to
Common stockholders (numerator)	$(4,577,516)	$(2,196,834)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	4,403,479	3,125,022

Dilutive loss per share was not presented as the Company’s outstanding warrants, stock options and note conversion features common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2017 the Company had outstanding 1,434,000 warrants which could be converted to 1,434,000 shares of common stock, a $100,000 note payable convertible into 50,000 shares of common stock, and 299,938 stock options exercisable for 299,938 shares of common stock resulting in a potential total additional 1,783,938 common stock shares outstanding in the future.

NOTE 7 – Property and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a five year period, less accumulated depreciation, as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016

Property and Equipment	$1,027,966	$993,843
Less: Accumulated Depreciation	(616,322)	(428,910)
Net Property and Equipment	$411,643	$564,933

Depreciation expense on property and equipment was $193,892 and $172,315 for the years ended December 31, 2017 and 2016, respectively.

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

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2017 and 2016, respectively:

	Year Ended December 31,
	2017	2016

Provisional Patent Applications	$254,570	$183,574
Patents	59,701	59,701
Customer Contacts	262,009	262,009
Less: Accumulated Amortization	(281,884)	(278,833)

Net Intangible Assets	$294,396	$226,450

Amortization expense on intangible assets was $3,051 and $2,309 for the years ended December 31, 2017 and 2016.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2018	3,051
2019	3,051
2020	3,051
2021	3,051
Thereafter	27,622

$39,826

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $59,700 and $56,025 for the years ended December 31, 2017 and 2016, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2017 was $44,550. The future minimum lease payments are due during the year 2018.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2017 and 2016, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The loss of the revenues generated by these customers would have a significant effect on the operations of the Company.

Customer	2017	2016

A	28.75%	29.97%
B	19.83%	40.93%
C	14.23%	4.61%
D	12.85%	-

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2017 and 2016, respectively.

Customer	2017	2016

A	44.34%	78.92%
B	23.21%	5.24%
C	21.33%	1.15%

NOTE 11 - Joint Venture

In July 2015, we entered into a joint venture agreement with Arete Innovative Solutions LLC (“Arete”). The Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. There were no operating activities during the fiscal 2017 and net operations resulted in a loss on the investment of $105 in fiscal 2016. The Company and Arete agreed in 2017 to terminate the Joint Venture and are in the process of paying final costs. The remaining cash asset of the company will be distributed to the former partners in 2018.

Note 12 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company has elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The Company may also elect, on an annual basis, to make a discretionary contribution to the plan. Company matches and discretionary contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. The costs of matching contributions were $33,725 in 2017 and $35,488 in 2016.

NOTE 13 – Related Party Transactions

In February 2017, the Company entered into an employment agreement (the “Original Agreement”) with Mr. Mark Cola pursuant to which, Mr. Cola agreed to serve as the Company’s President, Chief Executive Officer and Chief Operating Officer, and was entitled to receive an annual base salary of $220,000. In July, 2017,the Company and Mr. Cola entered into a new employment agreement (the “Employment Agreement”) for a two-year term (unless earlier terminated as provided in the Employment Agreement), pursuant to which Mr. Cola has agreed to serve as the Company’s Chief Technology Officer and continue to serve as the Company’s President (with the title of Co-Founder, President and Chief Technology Officer). Under the Employment Agreement, Mr. Cola is (i) entitled to receive (a) an annual base salary of $180,000 (the “Base Salary”), and (b) during each 12-month period during the term of Mr. Cola’s employment, a nondiscretionary annual founder’s bonus (the “Annual Bonus”) in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments, and (ii) eligible to receive one or more additional bonuses (“Discretionary Bonuses”) in recognition of extraordinary accomplishments, provided that the decision to provide any Discretionary Bonuses and the amount and terms of any Discretionary Bonuses will be in the sole and absolute discretion of the Board of Directors.

Effective as of immediately prior to the Effective Date, the Original Agreement was terminated by the parties, and Mr. Cola resigned as Chief Executive Officer, Chief Operating Officer and as a director of the Company. The parties agreed that the Company has no obligation to Mr. Cola to grant stock options to him pursuant to the Original Agreement, and that (i) the Nonqualified Stock Option Agreement, dated as of February 21, 2017, between the Company and Mr. Cola evidencing the grant to Mr. Cola under the Original Agreement of a stock option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48 (the “Original Option”) was amended under the Employment Agreement such that (a) any unvested portion of the Original Option will immediately and automatically vest if Mr. Cola’s employment is terminated as a result of a Termination Event (as defined below), (b) the definition of “Termination For Cause” under the Original Option was replaced with the definition of “Cause” under the Employment Agreement, and (c) upon the occurrence of a Corporate Transaction (as defined in the 2013 Equity Incentive Plan of the Company), the Original Option, if outstanding as of the date of such applicable Corporate Transaction, will remain outstanding and exercisable in accordance with its terms, except as provided in the Employment Agreement, and (ii) the Original Option will otherwise remain outstanding and exercisable in accordance with its terms.

Under the Employment Agreement, Mr. Cola is (i) entitled to receive (a) an annual base salary of $180,000 (the “Base Salary”), which will be subject to increase in the discretion of our Board of Directors or Compensation Committee based on its annual assessment of Mr. Cola’s performance and other factors, and (b) during each 12-month period during the term of Mr. Cola’s employment, a nondiscretionary annual founder’s bonus (the “Annual Bonus”) in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments, and (ii) eligible to receive one or more additional bonuses (“Discretionary Bonuses”) in recognition of extraordinary accomplishments, provided that the decision to provide any Discretionary Bonuses and the amount and terms of any Discretionary Bonuses will be in the sole and absolute discretion of the Board of Directors.

Pursuant to the Employment Agreement, on February 21, 2018, the Company granted Mr. Cola under the Company’s 2013 equity incentive plan (i) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option A”), and (ii) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option B”, and together with Option A, the “Options”), with the Options each (a) to have an exercise price equal to the closing price of the Company’s common stock on the date of grant (i.e., February 21, 2018), (b) to vest and become exercisable in seventeen equal (as closely as possible) monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment, and (c) to be on such other terms set forth in the Company’s standard form of non-qualified stock option agreement (except that the definition of “Termination For Cause” under such agreement was replaced with the definition of “Cause” under the Employment Agreement). Additionally, (x) upon the occurrence of a Corporate Transaction, all stock options of the Company held by Mr. Cola as of the date of such applicable Corporate Transaction will remain outstanding and exercisable in accordance with their terms (except as provided in the Employment Agreement and as set forth in (y) below), and (y) upon the occurrence of a Change of Control (as defined in the Employment Agreement), his unvested stock options will fully vest.

Under the Employment Agreement, Mr. Cola will be entitled to participate in any employee benefit and welfare plans and programs of the Company in which any C-level senior officer of the Company or its subsidiaries are eligible to participate. The Employment Agreement provides that in the event (i) the Company’s terminates Mr. Cola’s employment without “Cause” (as defined), (ii) Mr. Cola resigns from the Company for “Good Reason” (as defined), (iii) Mr. Cola resigns from the Company after the nine-month anniversary of the effective date of the Employment Agreement (the “Nine Month Period”) for any reason or no reason, or (iv) Mr. Cola dies or becomes disabled during the Nine Month Period in the performance of his duties for the Company (each of (i)-(iv), a “Termination Event”), subject to entering into a general release of all claims, (x) he will be entitled to continue to receive the Base Salary, Annual Bonus and benefits which he was receiving as of the time of termination for the greater of the remaining term of employment or a period of twelve months, with such compensation to be payable in equal installments in accordance with the Company’s normal payroll practices, but no less frequently than bi-monthly, and (y) any unvested portion of Option A and the Original Option will fully vest.

In August 2017, we entered into an “at will” unwritten employment arrangement with Mr. John Rice, pursuant to which Mr. Rice serves as our interim Chief Executive Officer and interim principal executive officer, will receive a monthly salary of $9,000, and is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Rice is eligible under his employment arrangement to participate in the Company’s 2013 Equity Incentive Plan, with equity compensation to Mr. Rice to be determined by our Compensation Committee at a later date. Effective as of Mr. Rice’s appointment as interim Chief Executive Officer, Mr. Rice is no longer entitled to receive compensation for his service as a director of the Company during his service as our interim Chief Executive Officer.

In August 2017, we engaged Garofalo & Associates, LLC, a limited liability company owned and controlled by Frank Garofalo, a director of the Company, to provide services to the Company as corporate development consultant and financial advisor. Under the engagement letter agreement, Garofalo & Associates, LLC, is entitled to receive in consideration for its services a monthly retainer of $3,000 in cash during the term of the engagement (the engagement may be terminated by both parties upon 30 days’ written notice), and (i) 105,000 shares of common stock of the Company upon the closing of an acquisition by the Company of all or substantially all of the equity or assets (or a controlling interest therein) (the “Closing”) with respect to a specified entity (the value of such shares would have been $238,350 if such shares would have been issued on August 8, 2017, based on a closing price per share of $2.27 on such date), and (ii) 75,000 shares of common stock of the Company upon the Closing with respect to at least one of two other specified entities (the value of such shares would have been $170,250 if such shares would have been issued on August 8, 2017, based on a closing price per share of $2.27 on such date). As of the date of this Annual Report, there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated.

In September 2017, we and Ron Fisher entered into Amendment No. 1 to Mr. Fisher’s employment agreement, effective August 10, 2015, pursuant to which, effective as of February 11, 2017, item 2, entitled “Performance Bonuses,” of Exhibit A of Mr. Fisher’s employment agreement was deleted in its entirety and replaced with the new item 2 that was set forth in the amendment to employment agreement. Such amendment provided that Mr. Fisher would become entitled to receive performance-based stock and cash bonuses if certain milestones were satisfied by February 11, 2018, so long as Mr. Fisher remained an employee of the Company as of the date the applicable milestone was satisfied. No such bonuses were earned as of December 31, 2017. On February 21, 2018, the Company and Mr. Fisher entered into Amendment No. 2 to Mr. Fisher’s employment agreement, pursuant to which the foregoing February 11, 2018 date was extended to December 31, 2018.

In September 2017, we entered into an employment agreement with Nannette Toups, pursuant to which Ms. Toups agreed to serve as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer and Secretary on an “at-will” basis. Under the employment letter agreement, Ms. Toups is entitled to (i) an annual base salary of $110,000 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on an annual assessment of Ms. Toups’ performance and other factors), (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and (iii) a grant under our 2013 Equity Incentive Plan of (1) a five-year stock option to purchase up to 2,500 shares of common stock of the Company with an exercise price equal to the closing price of the Company’s common stock on the agreement effective date, and vested and became exercisable in full on the Effective Date, and (2) a five-year stock option to purchase up to 47,500 shares of common stock of the Company with an exercise price equal to the closing price of the Company’s common stock on the agreement effective date, and which will vest and become exercisable on each successive anniversary date that Ms. Toups remains an employee of the Company as follows: 3,065, 7,125, 11,185, and 26,125 on the first, second, third and fourth anniversary, respectively.

NOTE 14 – Subsequent Events

In January 2018, Sigma issued each of its four non-employee directors 5,814 shares of common stock, under the 2013 Equity Incentive Plan, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

In February 2018, Sigma granted Mark Cola ten-year options under the 2013 Equity Incentive Plan to purchase an aggregate of 123,500 shares of common stock, with the options having an exercise price of $1.49 per share, and to vest and become exercisable ratably over 17 monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment.

In February 2018, the Company and Ron Fisher entered into Amendment No. 2 to Mr. Fisher’s Employment Offer Letter Agreement, pursuant to which Mr. Fisher will become entitled to receive performance-based stock and cash bonuses if certain milestones are satisfied by December 31, 2018, so long as Mr. Fisher remains an employee of the Company as of the date the applicable milestone is satisfied. The maximum shares of stock potentially issuable under this agreement is 23,000 shares.

In February 2018, Sigma granted nine employees ten-year options under the 2013 Equity Incentive Plan to purchase an aggregate of 70,188 shares of common stock, with each option having an exercise price of $1.56 per share, with each option to vest from and after February 26, 2018 and in accordance with the vesting schedule of each such person’s existing stock option (i.e., vesting in the same proportions (as closely as possible) and at the same rate), and if any such person did not have an existing stock option, the vesting schedule of such person’s option is to conform to the vesting schedule of the stock option most recently granted by the Company to a non-executive employee (i.e., vesting in the same proportions (as closely as possible) and at the same rate), subject in each case to the employee’s continuing employment.

Effective March 5, 2018, the Amended and Restated Articles of Incorporation, as amended, of Sigma was amended pursuant to a Certificate of Amendment filed with the Nevada Secretary of State to increase the authorized number of shares of Sigma’s common stock to 15,000,000.

In March 2018, Morf3D, Inc. paid the Company $ 535,096 in full satisfaction of the Company’s loan made to Morf3D, Inc. in 2017.

In April 2018, Sigma issued 1,000 shares of the Company’s newly-created non-voting Series B Convertible Preferred Stock, which are initially convertible into up to 1,000,000 shares of common stock, and warrants to purchase an aggregate of up to 750,000 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000.The warrants have an initial exercise price of $1.47 per share, the closing price of the Company’s Common Stock reported on The NASDAQ Capital Market on April 6, 2018, subject to adjustment in certain circumstances. The net proceeds to the company were approximately $840,000 after commissions and other offering expenses. Sigma also issued Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 140,000 shares of common stock, at an exercise price of $1.47 per share, as compensation.

