Form 10-Q
period 2018-03-31
SIGMA LABS, INC.
filed 2018-05-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 10, 2018, the issuer had 5,178,929 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,347,319	$1,515,674
Accounts Receivable, net	72,195	104,538
Note Receivable, net	266,062	788,500
Inventory	116,381	192,705
Prepaid Assets	57,216	55,278
Total Current Assets	1,859,173	2,656,695

Other Assets:
Property and Equipment, net	381,212	411,643
Intangible Assets, net	296,880	294,396
Investment in Joint Venture	500	500
Prepaid Stock Compensation	50,359	31,576
Total Other Assets	728,951	738,115

TOTAL ASSETS	$2,588,124	$3,394,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$265,814	$100,884
Notes Payable	100,000	100,000
Deferred Revenue	60,031	35,680
Accrued Expenses	140,934	146,330
Total Current Liabilities	566,779	382,894

TOTAL LIABILITIES	566,779	382,894

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 15,000,000 shares authorized; 5,002,185 and 4,978,929 issued and outstanding, respectively	5,002	4,979
Additional Paid-In Capital	17,525,689	17,345,407
Accumulated Deficit	(15,509,346)	(14,338,470)
Total Stockholders’ Equity	2,021,345	3,011,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,588,124	$3,394,810

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$103,415	$114,523

COST OF REVENUE	73,795	74,534

GROSS PROFIT	29,620	39,989

OPERATING EXPENSES:
Salaries & Benefits	398,657	438,210
Stock-Based Compensation	161,522	139,632
Operating R&D Costs	121,977	54,505
Investor & Public Relations	180,399	265,146
Legal & Professional Service Fees	138,423	99,638
Office Expenses	95,106	84,205
Depreciation & Amortization	47,321	46,148
Other Operating Expenses	33,725	32,010
Total Operating Expenses	1,177,130	1,159,494

LOSS FROM OPERATIONS	(1,147,510)	(1,119,505)

OTHER INCOME (EXPENSE)
Interest Income	13,167	343
State Incentives	-	152,068
Change in fair value of derivative liabilities	-	93,206
Interest Expense	-	(49,316)
Debt discount amortization	-	(56,441)
Loss on Disposal of Assets	(36,733)	-
Total Other Income (Expense)	(23,366)	139,860

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,170,876)	(979,645)

Provision for Income Taxes	-	-

Net Loss	$(1,170,876)	$(979,645)

Net Loss per Common Share - Basic and Diluted	$(0.23)	$(0.26)

Weighted Average Number of Shares Outstanding - Basic and Diluted	4,997,534	3,835,875

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net Loss	$(1,170,876)	$(979,645)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	47,320	46,149
Stock Based Compensation	161,522	140,671
Loss on Write-off of Asset	36,733	-
Gain/Loss on Change in Derivative Balance	-	(93,206)
Original Issue Discount Amortization	-	24,658
Debt Discount Amortization	-	56,441
Change in assets and liabilities:
Accounts Receivable	32,343	130,882
Interest Receivable	22,438	-
Inventory	76,324	(13,732)
Prepaid Assets	(1,938)	7,039
Accounts Payable	164,930	167,845
Deferred Revenue	24,351	35,680
Accrued Expenses	(5,396)	36,665
NET CASH USED IN OPERATING ACTIVITIES	(612,249)	(440,553)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(16,565)	(33,000)
Purchase of Intangible Assets	(39,542)	(17,441)
Advance of Funds for Note Receivable		(500,000)
Proceeds from Note Receivable	500,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	443,894	(550,441)

FINANCING ACTIVITIES
Gross Proceeds from issuance of Common Stock and Warrants	-	5,823,300
Offering Costs Paid	-	(597,651)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	5,225,649

NET CHANGE IN CASH FOR PERIOD	(168,355)	4,234,655

CASH AT BEGINNING OF PERIOD	1,515,674	398,391

CASH AT END OF PERIOD	$1,347,319	$4,633,046

Supplemental Disclosures:
Other noncash operating activities disclosure:
Issuance of Common Stock for services	$40,000	$51,408
Disclosure of cash paid for:
Interest	$-	$20,114
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business -Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation. The terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Continuing Operations - The Company has sustained losses and had negative cash flows from operating activities since its inception. The Company has raised significant equity capital and is developing new products with commercial applications that may increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5.25 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company was able to fund operations for 2017 with these funds and end the year with a cash balance of $1,515,674. On March 28, 2018, Sigma received $535,000 in full payment of the Morf 3D note and related accrued interest balance. In addition, on April 6, 2018, the Company closed a private placement offering of equity securities resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company. As a result, the Company currently has sufficient cash and working capital to fund operations through 2018 and is anticipating that significant sales contracts may be closed in the second half of fiscal 2018 generating material additional cash flow in the near term.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2018 the Company had 1,645,500 warrants, 493,626 stock options and a $100,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 2,139,126.

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2018 and 2017:

	Three Months Ended March 31
	2018	2017

Net Loss per Common Share – Basic and Diluted	$(.23)	$(.26)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,170,876)	$(943,965)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	4,997,534	3,835,875

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2018-05 contain technical corrections to existing guidance or affects guidance to specialized industries or situations. The Company has evaluated recently issued technical pronouncements and has determined that, other than ASU 2014-09 (Topic 606), addressed below, these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In May 2014, the FASB issued ASU 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted Topic 606 and all related amendments (“new revenue standard”) to those contracts which were not completed as of January 1, 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. There is no adjustment to the opening balance of retained earnings due to the cumulative effect of initially applying the new revenue standard determined to be immaterial. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.

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

NOTE 2 – Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, is due and payable in full on May 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan is to provide working capital to Jaguar to, among other things, stand up a metallurgical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma receives from Jaguar priority for use of certain machines and services of Jaguar. On April 27, 2018, the promissory note was amended whereby the due date of the note was extended to June 1, 2018 in exchange for a cash payment of $5,000 received on May 1, 2018, 50% of which will be retained as payment for the 30-day extension.

On March 27, 2017, the Company made a loan in the principal amount of $500,000 bearing interest at the rate of 7% per annum to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The $500,000 loan principal and $35,000 of accumulated interest was paid in full on March 27, 2018.

NOTE 3 - Inventory

At March 31, 2018 and December 31, 2017, the Company’s inventory was comprised of:

	March 31, 2018	December 31, 2017
Raw Goods	$105,736	$127,076
Work in Process	10,645	251
Finished Goods	-	65,378
Total Inventory	$116,381	$192,705

 NOTE 4 - Notes Payable

At March 31, 2018 the Company had a $100,000 convertible note outstanding due on the earlier of May 18, 2018 or the closing of our next underwritten public offering of securities in which we raise gross proceeds of at least $3,000,000. On April 5, 2018 the Company entered into an amendment to such Note, extending the due date to October 18, 2018 and eliminating the acceleration of that due date upon the closing of a public offering.

NOTE 5 - Stockholders’ Equity

Common Stock

Effective February 15, 2017, our Articles of Incorporation were amended to provide for a reverse stock split of the outstanding shares of our common stock on a 1-for-2 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”). Pursuant to the Share Decrease, the number of authorized shares of common stock decreased from 15,000,000 to 7,500,000 shares of common stock.

The effects of this stock split have been retroactively reflected to all periods presented.

Effective March 5, 2018, the Articles of Incorporation were again amended to increase the authorized number of shares of common stock to 15,000,000.

In 2017, the Company issued 40,934 shares of common stock to directors at an average value of $2.09 per share, or $85,408. Also in 2017, 7,750 shares previously issued to a director and 750 shares previously issued to an employee, with a combined carrying value of $9,830, were forfeited .

Ronald Fisher, the Company’s Vice President of Business Development, continues to be entitled to receive performance-based stock and cash bonuses under his Employment Offer Letter Agreement if certain milestones are satisfied by December 31, 2018, so long as Mr. Fisher remains an employee of the Company as of the date the applicable milestone is satisfied.

In January 2018, the Company issued 23,256 shares of common stock to directors valued at $1.72 per share, or $40,000.

Deferred Compensation

In previous years and in the three months ended March 31, 2018, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During the three months ended March 31, 2018 and March 31, 2017, $21,217 and $53,762 , respectively of the unvested compensation cost related to these issues was recognized.

As of March 31, 2018 and December 31, 2017, the balance of unvested compensation to be recognized was $50,359 and $31,576, respectively and is recorded as prepaid stock compensation as of those dates.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at March 31, 2018 or December 31, 2017.

Stock Options

As of March 31, 2018, an aggregate of 750 shares and 257,124 shares of common stock were reserved for issuance under the 2011 and the 2013 Plans, respectively.

On February 21, 2018, the Company granted Mark Cola, an officer of the company, ten-year options under the 2013 Plan to purchase an aggregate of 123,500 shares of common stock, with the options having an exercise price of $1.49 per share, to vest and become exercisable ratably over 17 monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment.

On February 26, 2018, the Company granted nine employees ten-year options under the 2013 Equity Incentive Plan to purchase an aggregate of 70,188 shares of common stock, with each option having an exercise price of $1.56 per share, and with vesting periods ranging from 3 to 4 years beginning February 26, 2019.

During the three months ended March 31, 2018, options to purchase 2,938 shares of common stock vested, and $140,305 of compensation cost was recognized. As of March 31, 2018, there were options to purchase 493,626 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 116,505 shares of common stock. As of March 31, 2018, the Company had 257,124 shares reserved for future grant under its plans and there were no options exercised during the quarter ended March 31, 2018.

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

Total share-based compensation expense included in the condensed statements of operations for the three months ended March 31, 2018 and 2017 is $161,522 and $139,632, of which $140,305 and $86,909 is related to stock options, respectively. There was no capitalized share-based compensation cost as of March 31, 2018 and 2017.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2018 and 2017:

	2018	2017
Dividend yield	0.00	0.00
Risk-free interest rate	2.86-2.94%	.79-2.32%
Expected volatility	137.2-137.3%	67.3-139.5%
Expected life (in years)	10	10

Warrants

At March 31, 2018, the Company had outstanding warrants to purchase a total of 1,645,500 shares of common stock, 1,621,500 warrants at an exercise price of $4.00 per share, which if not exercised, will expire on February 21, 2022, and 24,000 warrants at an exercise price of $2.00 per share which, if not exercised, will expire on October 17, 2019.

NOTE 6 - Subsequent Events

On April 6, 2018, Sigma issued 1,000 shares of the Company’s newly-created non-voting Series B Convertible Preferred Stock, which are initially convertible into 1,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000. The warrants have an initial exercise price of $1.47 per share, the closing price of the Company’s Common Stock reported on The NASDAQ Capital Market on April 6, 2018, subject to adjustment in certain circumstances. The net proceeds to the company were approximately $840,000 after commissions and other offering expenses. Sigma also issued Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 140,000 shares of common stock, at an exercise price of $1.47 per share, as compensation.

On April 19, 2018, Sigma granted John Rice, our interim Chief Executive Officer, three options to purchase up to 20,000 shares of our common stock under our 2013 Plan. On April 30, 2018, Sigma granted Mr. Rice an option to purchase up to 20,000 shares of our common stock under our 2013 Plan. The foregoing options have an exercise price per share equal to $1.88, $1.54, $1.48 and $1.2580 respectively, which is at least the closing price of our common stock on the respective date of grant, and each is fully vested as of the respective grant date. The Company also agreed to grant Mr. Rice an option to purchase up to 20,000 shares on each of May 31, 2018, June 30, 2018 and July 31, 2018 (each, a “Monthly Option”), so long as Mr. Rice remains an employee of the Company as of the applicable grant date (except that if Mr. Rice ceases to be employed by the Company as a result of a disability), any Monthly Option that has not been granted as of such date (i.e., prior to July 31, 2018) will still be granted on the applicable grant date), with an exercise price equal to the greater of (x) the average closing price of our common stock during the applicable month, and (y) the closing price of our common stock on the date of grant, and will be vested in full on the date of grant.

On April 19, 2018, Sigma issued each of its four non-employee directors 44,186 shares of common stock, under the 2013 Equity Incentive Plan, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

On April 19, 2018, Sigma granted Ron Fisher, our Vice President of Business Development, a five-year option to purchase an aggregate of 28,750 shares of common stock, with such option having an exercise price of $1.22 per share, and vesting in four annual installments over four years following the date of grant (1,366 shares, 4,097 shares, 6,828 shares and 15,021 shares, respectively).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and elsewhere in this report.

Corporation Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name from Framewaves Inc. to Sigma Labs, Inc. We commenced our current business operations in 2010.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our telephone number is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report on Form 10-Q.

2018 Developments

In 2018, we reported several events, including the following (in reverse chronological order):

During April 23-26, 2018 the Company participated in The Rapid 2018 Conference in Fort Worth, Texas, at which the Company exhibited its PrintRite3D® In-Process Quality Assurance™ (IPQA®) software applications.

During April 8-12, 2018, the Company participated in The Additive Manufacturing Users Group (AMUG) Conference and Exhibition in St. Louis, Missouri. Mark Cola, our President and Chief Technology Officer, participated as a panel member in the In-Situ Monitoring Panel discussion, which focused on the time and cost associated with validation of the manufacturing process for aerospace quality components.

On April 6, 2018, the Company closed a private placement of preferred stock and warrants resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company.

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

During the three months ended March 31, 2018, we recognized revenue of $103,415, as compared to $114,523 in revenue recognized during the same period in 2017, a reduction of $11,108. We financed our operations during the three months ended March 31, 2018 and 2017 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods, and, in 2017, through sales of our common stock and debt securities. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290, and continue to provide our services under our contracts with Honeywell Aerospace for the DARPA Period 2 program. Our Cost of Revenue for the three months ended March 31, 2018 and 2017 was $73,795 and $74,534, respectively.

Sigma’s operating expenses for the three months ended March 31, 2018 were $1,177,130 as compared to $1,159,494 for the same period in 2017. Our operating expenses are comprised of internal operating and sales expenses, outside service fees, research & development costs, and depreciation & amortization.

The most significant of these operating expenses is personnel costs, specifically the payroll and stock-based compensation components of personnel costs. Personnel costs were $560,179 for the three months ended March 31, 2018 and $577,842 for the same period in 2017 or 48% and 50% of total operating expenses for the period, respectively. Total payroll costs for the first three months of 2018 were $39,554 lower than in the same period in 2017, primarily due to a $50,000 bonus payment in 2017 to our Vice President of Business Development in connection with the satisfaction of performance milestones. Stock-based compensation was $21,890 higher in the first three months of 2018 compared to the same period in 2017.

Outside services fees incurred in the three months ended March 31, 2018 were $319,622 compared to $364,784 incurred during the same period in 2017. Services in connection with our obligations as an SEC reporting company, the February 2017 public offering, and in preparation of the April 2018 sale of convertible preferred stock were the major components of the fees incurred in both periods. The net decrease in these fees in 2018 results primarily from the one-time $42,000 entry fee paid to NASDAQ in connection with our being listed on the NASDAQ Capital Market in the three months ended March 31, 2017.

Research and development expenditures of $121,977 were incurred during the three months ended March 31, 2018 compared to $54,505 in the same period of 2017. This $67,472 increase resulted primarily from the purchase of multiple upgraded servers and various pieces of specialized equipment as part of our continued concentrated acceleration of technology development in 2018.

In the three months ended March 31, 2018, our net other income & expense was a net expense of $23,366 compared to net other income of $139,860 in 2017. The 2018 loss was comprised of a $36,733 write-off of patent and patent application costs offset by interest income of $13,167 on the outstanding notes receivable. The 2017 net positive contribution is comprised of $152,068 in New Mexico state job incentive credits received and a $93,206 positive revaluation of derivatives offset by $56,441 of debt amortization expense and $49,315 of interest expense on the $1,000,000 notes originated in October of 2016.

Sigma’s net loss for the three months ended March 31, 2018 totaled $1,170,876, as compared to $943,965 for the same period of 2017, a $226,911 increase. The 2018 net operating loss contributed $63,684 to the overall loss increase, and other income and expenses contributed the balance.

Liquidity and Capital Resources

As of March 31, 2018, we had $1,347,319 in cash and had a working capital surplus of $1,292,394, as compared with $1,515,674 in cash and a working capital surplus of $2,273,801 as of December 31, 2017.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $840,000, after deducting commissions and other offering expenses payable by the Company. The principal balance in the amount of $100,000 and any accrued and unpaid interest on the convertible promissory note that is payable by us is due in October 18, 2018.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 increased to $612,249 from $440,553 during the same period in 2017, primarily due to the $67,472 increase in research and development expenses in 2018 as noted above, coupled with the receipt of the $152,068 incentive credit in the three months ended March 31, 2017.

Net Cash Used/Provided by Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2018 was $443,894, which compares to cash used in investing activities during the same period of 2017 totaling $550,441. The $994,335 positive swing is attributable primarily to the March 2018 receipt of payment in full of the $500,000 loan made to Morf3D in March of 2017.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2018 decreased to $0 from $5,225,650 during the same period in 2017 due to the receipt of $5,823,300 of proceeds less $597,651 of offering costs, from our February 2017 public offering. There were no financing activities in the first quarter of 2018.

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

We have no credit lines as of May 10, 2018, nor have we ever had a credit line since our inception.

Based on the funds we have as of May 10, 2018, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, sales of contract AM manufacturing for metal AM parts and from the repayment of loans made by Sigma, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2018. Our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and perhaps by obtaining additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Rule 13a-15(e) under the Exchange Act defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Interim Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended, of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 6, 2018 and incorporated herein by reference).
3.2	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
10.1	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.2	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS++	XBRL Instance Document.**
101.SCH++	XBRL Schema Document.**
101.CAL++	XBRL Calculation Linkbase Document.**
101.DEF++	XBRL Definition Linkbase Document.**
101.LAB++	XBRL Labels Linkbase Document.**
101.PRE++	XBRL Presentation Linkbase Document.**

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

SIGMA LABS, INC.

May 15, 2018	By:	/s/ John Rice
John Rice
Chairman of the Board and Interim Chief Executive Officer (Interim Principal Executive Officer)

May 15, 2018	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

