Form 10-Q
period 2018-06-30
SIGMA LABS, INC.
filed 2018-08-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018, the issuer had 8,248,729 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$3,519,637	$1,515,674
Accounts Receivable, net	63,510	104,538
Note Receivable, net	118,164	788,500
Inventory	145,605	192,705
Prepaid Assets	64,891	55,278
Total Current Assets	3,911,807	2,656,695

Other Assets:
Property and Equipment, net	358,686	411,643
Intangible Assets, net	317,161	294,396
Investment in Joint Venture	500	500
Prepaid Stock Compensation	130,965	31,576
Total Other Assets	807,312	738,115

TOTAL ASSETS	$4,719,119	$3,394,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$288,379	$100,884
Dividends Payable	15,125	-
Notes Payable	50,000	100,000
Deferred Revenue	69,706	35,680
Accrued Expenses	168,095	146,330
Total Current Liabilities	591,305	382,894

TOTAL LIABILITIES	591,305	382,894

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 350 and 0 shares issued and outstanding, respectively	-	-
Common Stock, $0.001 par; 15,000,000 shares authorized; 8,248,729 and 4,978,929 issued and outstanding, respectively	8,249	4,979
Additional Paid-In Capital	20,879,827	17,192,394
Accumulated Deficit	(16,760,262)	(14,185,457)
Total Stockholders’ Equity	4,127,814	3,011,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,719,119	$3,394,810

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES	$98,663	$290,553	$202,078	$405,076

COST OF REVENUE	68,568	111,412	142,363	185,946

GROSS PROFIT	30,095	179,141	59,715	219,130

OPERATING EXPENSES:
Salaries & Benefits	426,049	346,994	824,706	785,204
Stock-Based Compensation	423,067	166,773	584,589	306,405
Operating R&D Costs	95,045	131,908	217,022	186,413
Investor & Public Relations	103,197	131,780	283,596	243,913
Legal & Professional Service Fees	177,929	189,856	316,352	289,494
Office Expenses	110,936	64,739	206,042	148,944
Depreciation & Amortization	48,253	45,503	95,574	91,651
Other Operating Expenses	38,035	30,681	71,760	62,692
Total Operating Expenses	1,422,511	1,108,234	2,599,641	2,114,717

LOSS FROM OPERATIONS	(1,392,416)	(929,093)	(2,539,926)	(1,895,587)

OTHER INCOME (EXPENSE)
Interest Income	3,719	12,598	17,086	12,941
State Incentives	-	-	-	152,068
Change in fair value of derivative liabilities	-	-	-	93,206
Exchange Rate Gain	1,304	-	1,304	-
Interest Expense	(1,411)	(49,862)	(1,411)	(99,178)
Debt discount amortization	-	(22,382)	(36,733)	(22,382)
Loss on Disposal of Assets	-	-		(56,441)
Total Other Income (Expense)	3,612	(59,646)	(19,754)	80,214

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,388,804)	(988,741)	(2,559,680)	(1,815,373)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,388,804)	$(988,741)	$(2,559,680)	$(1,815,373)

Net Loss per Common Share – Basic and Diluted	$(0.25)	$(0.22)	$(0.48)	$(0.43)

Weighted Average Number of Shares Outstanding – Basic and Diluted	5,572,015	4,570,199	5,286,362	4,207,116

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net Loss	$(2,559,680)	$(1,815,373)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	95,574	91,651
Stock Based Compensation	594,915	307,445
Loss on Write-off of Asset	36,733	-
(Gain) on Change in Derivative Balance	-	(93,206)
Original Issue Discount Amortization	-	49,589
Debt Discount Amortization	-	56,441
Change in assets and liabilities:
Accounts Receivable	41,028	52,769
Interest Receivable	38,139	-
Inventory	47,100	(40,586)
Prepaid Assets	(9,613)	(1,120)
Accounts Payable	187,495	25,430
Deferred Revenue	34,026	35,680
Accrued Expenses	21,764	40,220
NET CASH USED IN OPERATING ACTIVITIES	(1,472,519)	(1,291,060)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(41,968)	(11,380)
Purchase of Intangible Assets	(60,147)	(22,054)
Advance of Funds for Note Receivable	-	(762,034)
Proceeds from Note Receivable	632,197	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	530,082	(795,468)

FINANCING ACTIVITIES
Proceeds from issuance of Series B Convertible Preferred & Warrants	1,000,000	-
Proceeds from issuance of Series C Convertible Preferred & Warrants	350,000	-
Gross Proceeds from issuance of Common Stock and Warrants	2,040,100	5,823,300
Offering Costs Paid	(443,700)	(750,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,946,400	5,072,636

NET CHANGE IN CASH FOR PERIOD	2,003,963	2,986,108

CASH AT BEGINNING OF PERIOD	1,515,674	398,391

CASH AT END OF PERIOD	$3,519,637	$3,384,499

Supplemental Disclosures:
Noncash investing & financing activities disclosure:
Conversion of Convertible Debt for Stock	$(50,000)	$-
Other noncash operating activities disclosure:
Issuance of Common Stock for services	$252,264	$51,408
Disclosure of cash paid for:
Interest	$8,761	$50,418
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business -Sigma Labs, Inc., a Nevada corporation, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation. The terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements. In addition, $153,013 of issuance costs associated with the February 2017 capital raise have been reclassified from operating costs to a reduction in additional paid in capital.

Continuing Operations - The Company has sustained losses and had negative cash flows from operating activities since its inception. In 2017 and the first six months of 2018, management has reported a change of strategy under which the company ceased to make sales and installations for research and development applications in order to focus its efforts entirely on potential customers already manufacturing 3D metal parts and therefore, already in need of quality improvement. The result of this change between September 2017 and the second quarter of 2018 was a significant decrease in revenues which the Company hopes to replace with orders for serial production use. The Company has raised significant equity capital as it continues to develop new products with commercial applications that may increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,097,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company was able to fund operations for 2017 with these funds and end the year with a cash balance of $1,515,674. On March 28, 2018, Sigma received $535,000 in full payment of the Morf 3D note and related accrued interest balance. In addition, on April 6, 2018, the Company closed a private placement offering of equity securities resulting in net proceeds of approximately $877,500, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018 the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,068,900, after deducting placement agent commissions and other offering expenses payable by the Company. As a result, the Company currently has sufficient cash and working capital to fund operations through the first quarter of 2019 and is anticipating that sales contracts may be closed in the second half of fiscal 2018 generating additional cash flow in the near term.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2018 the Company had 350 convertible preferred stock shares, 3,477,060 warrants, 664,707 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,516,767. At June 30, 2017 the Company had 1,701,500 warrants, 229,938 stock options and $1,000,000 in Convertible Notes Payable outstanding. The total number of shares of common stock underlying these instruments was 2,431,438.

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2018 and 2017:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net Loss per Common Share - Basic and Diluted	$(0.25)	$(0.22)	(0.48)	$(0.43)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,388,804)	$(988,741)	(2,559,680)	$(1,815,373)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	5,572,015	4,570,199	5,286,362	4,207,116

Recently Enacted Accounting Standards - The FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

Recent Accounting Standards Updates (“ASU”) through ASU No. 2018-11 contain technical corrections to existing guidance or affects guidance to specialized industries or situations. The Company has evaluated recently issued technical pronouncements and has determined that, other than ASU 2014-09 (Topic 606), addressed below, these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bore interest at the rate of 7% per annum, was due and payable in full on May 1, 2018, was secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan was to provide working capital to Jaguar to, among other things, stand up a metallurgical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma received from Jaguar priority for use of certain machines and services of Jaguar. On April 27, 2018, the promissory note was amended whereby the due date of the note was extended to June 1, 2018 in exchange for a cash payment of $5,000 received on May 1, 2018, 50% of which will be retained as payment for the 30-day extension. On June 6, 2018 the promissory note was amended whereby the due date was extended to August 1, 2018 in exchange for cash payments of $10,000 by each of June 7, 2018 and July 1, 2018, $8,000 of which is to be retained as payment for the 60-day extension. The first of the $10,000 payments was received by the Company on June 6, 2018. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197, the balance, of which, was applied to the principal balance of the note. This resulted in a June 30, 2018 principal balance of $117,803 and accumulated interest of $361 due on the note.

On March 27, 2017, the Company made a loan in the principal amount of $500,000 bearing interest at the rate of 7% per annum to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The $500,000 loan principal and $35,000 of accumulated interest was paid in full on March 27, 2018.

NOTE 3 - Inventory

At June 30, 2018 and December 31, 2017, the Company’s inventory was comprised of:

	June 30, 2018	December 31, 2017
Raw Goods	$125,614	$127,076
Work in Process	-	251
Finished Goods	19,991	65,378
Total Inventory	$145,605	$192,705

NOTE 4 - Notes Payable

At June 30, 2018 the Company had a $50,000 convertible note bearing interest at a rate of 10% per annum outstanding which is due on October 18, 2018.

NOTE 5 - Stockholders’ Equity

Common Stock

Effective March 5, 2018, the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 15,000,000.

In 2017, the Company issued 40,934 shares of common stock to directors at an average value of $2.09 per share, or $85,408. Also in 2017, 7,750 shares previously issued to a director and 750 shares previously issued to an employee, with a combined carrying value of $9,830, were forfeited.

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

In April 2018, the Company issued 176,744 shares of common stock to directors valued at $1.2236 per share, or $216,264.

Between May 29, 2018 and June 1, 2018, we issued an aggregate of 1,000,000 shares of common stock upon conversion of the 1,000 shares of Series B Preferred Stock issued on April 6, 2018 (as described below under “Preferred Stock”).

On June 26, 2018, as part of its public offering of equity securities described in Note 1, the Company issued 2,040,000 shares of common stock and warrants to purchase a total of 717,000 shares of common stock (including the warrants described under “Preferred Stock” below that were issued on June 26, 2018). Each warrant has an initial price of $1.08 per share. The net proceeds to the company were approximately $2,068,900 after commissions and other offering expenses. The Company also issued Dawson James Securities, Inc., its placement agent in the public offering, a Unit Purchase Option to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock as compensation.

Deferred Compensation

In previous years and in the six months ended June 30, 2018, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During the six months ended June 30, 2018 and June 30, 2017, $156,875 and $106,806, respectively of the unvested compensation cost related to these issues was recognized.

As of June 30, 2018 and December 31, 2017, the balance of unvested compensation to be recognized was $130,965 and $31,576, respectively and is recorded as prepaid stock compensation as of those dates.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 350 and 0 shares of preferred stock were issued and outstanding at June 30, 2018 and December 31, 2017, respectively.

On April 6, 2018, Sigma issued 1,000 shares of the Company’s newly-created non-voting Series B Convertible Preferred Stock, which were convertible into 1,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000. The warrants have an initial exercise price of $1.47 per share, the closing price of the Company’s Common Stock reported on The NASDAQ Capital Market on April 6, 2018, subject to adjustment in certain circumstances. The net proceeds to the company were approximately $877,500 after commissions and other offering expenses. Sigma also issued Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 140,000 shares of common stock, at an exercise price of $1.47 per share, as compensation

On June 26, 2018, as part of the public offering described in Note 1, the Company issued 350 of the Company’s newly-created non-voting Series C Convertible Preferred Stock, which were convertible into 350,000 shares of common stock, and warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The warrants have an initial exercise price of $1.08 per share, 11% above the closing price of the Company’s Common Stock reported on The NASDAQ Capital Market on June 26, 2018, subject to adjustment in certain circumstances.

Stock Options

As of June 30, 2018, an aggregate of 750 shares and 664,707 shares of common stock were reserved for issuance under the 2011 and the 2013 Plans, respectively.

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

On April 19, 2018, Sigma granted John Rice, our Chief Executive Officer, three options to purchase up to 20,000 shares of our common stock under our 2013 Plan. In addition, on each of April 30, May 31, and June 30, 2018, Sigma granted Mr. Rice an option to purchase up to 20,000 shares of our common stock under our 2013 Plan. The foregoing options have an exercise price per share equal to $1.88, $1.54, $1.48, $1.26, $1.47, and $1.19 respectively, which is at least the closing price of our common stock on the respective date of grant, and each is fully vested as of the respective grant date.

The Company also agreed to grant Mr. Rice an option to purchase up to 20,000 shares on July 31, 2018, so long as Mr. Rice remains an employee of the Company as of that date (except that if Mr. Rice ceases to be employed by the Company as a result of a disability, the Option will still be granted on the applicable grant date) with an exercise price equal to the greater of (x) the average closing price of our common stock during the applicable month, and (y) the closing price of our common stock on the date of grant, and will be vested in full on the date of grant.

On April 19, 2018, Sigma granted Ron Fisher, our Vice President of Business Development, a five-year option to purchase an aggregate of 28,750 shares of common stock, with such option having an exercise price of $1.22 per share, and vesting in four annual installments over four years following the date of grant (1,366 shares, 4,097 shares, 6,828 shares and 15,021 shares, respectively)

During the six months ended June 30, 2018, options to purchase 178,813 shares of common stock vested, and $438,040 of compensation cost was recognized. As of June 30, 2018, there were options to purchase 664,707 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 295,318 shares of common stock. No options were exercised during the six months or the quarter ended June 30, 2018.

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

Total share-based compensation expense included in the condensed statements of operations for the six months ended June 30, 2018 and 2017 is $584,589 and $306,405, of which $438,040 and $199,545 is related to stock options, respectively. There was no capitalized share-based compensation cost as of June 30, 2018 and 2017.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2018 and 2017:

	2018	2017
Dividend yield	0.00	0.00
Risk-free interest rate	2.68-2.97%	2.21-2.45%
Expected volatility	116.3-137.3%	137.8-139.0%
Expected life (in years)	5-10	10

Warrants

At June 30, 2018, the Company had outstanding warrants to purchase a total of 3,477,060 shares of common stock; 1,621,500 warrants at an exercise price of $4.00 per share, which if not exercised, will expire on February 21, 2022, 890,000 warrants at an exercise price of $1.47 per share, which if not exercised, will expire on June 26, 2023, 717,000 warrants at an exercise price of $1.08 per share, which if not exercised, will expire on June 26, 2023, and 248,560 warrants at an exercise price of $1.25, which if not exercised, will expire on June 26, 2023.

On May 31, 2018, 24,000 warrants with an exercise price of $2.00 were exercised in a cashless exchange transaction resulting in the issuance of 4,800 shares of the Company’s common stock.

NOTE 6 - Subsequent Events

On August 1, 2018, the Company increased the annual base salary of John Rice, the Company’s Chief Executive Officer, from $108,000 to $155,000. The Company also agreed to grant Mr. Rice an option under the Company’s 2013 Equity Incentive Plan (the “Plan”) on each of November 1, 2018, February 1, 2019, May 1, 2019 and August 1, 2019 to purchase 68,750 shares of the Company’s common stock, so long as Mr. Rice is an employee of the Company on each applicable grant date. Each option will have an exercise price equal to the closing price of the Company’s common stock on the grant date, will have a term of five years, will be fully vested on the grant date and will have the other terms set forth in the Company’s standard-form non-qualified option agreement. Each option is subject to the approval of the Company’s stockholders at the next annual meeting of stockholders of a proposed increase in the aggregate number of shares of common stock that are issuable under the Plan.

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

2018 Developments

In the second quarter of 2018, we reported several events, including the following (in reverse chronological order):

On June 26, 2018 the Company closed a public offering of shares of its common and preferred stock and warrants to purchase common stock resulting in net proceeds of approximately $2,068,900.

On June 19, 2018, Sigma received notice that its U.S. Patent No. 9999924 entitled “Method and System for Monitoring Additive Manufacturing Processes” had been issued. The patent provides protection for methods of assuring part quality using real time data from multiple sensor types. The patent enables serial production applications through real time tracking and reporting of process consistency and part repeatability. The patent being issued is for the first application filed in a series of 18 patent applications submitted by Sigma over these past 5 years in the general domain of in process quality assurance.

On May 30, 2018, we announced that the Company has developed and demonstrated closed-loop feedback control of the metal laser powder bed fusion 3D printing process. Using Sigma’s PrintRite3D® technology, the system operates by monitoring the process output and extracting process metrics. The process metrics are then compared to baseline metrics. The system then determines what process input parameter values need to be changed and implements those remedial changes in real time by signaling a change in the laser power in order to maintain the process under control.

On May 21, 2018, we received a letter from Nasdaq notifying the Company that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In this Quarterly Report, the Company reported stockholders’ equity of $4,127,814 as of June 30, 2018, which is above the minimum stockholders’ equity required for continued listing. Accordingly, as of the date of this Quarterly Report, the Company believes that it has regained compliance with Nasdaq Listing Rule 5550(b)(1).

On May 14, 2018, we announced the inaugural hire of our European customer sales and support team.

During April 23-26, 2018 the Company participated in The Rapid 2018 Conference in Fort Worth, Texas, at which the Company exhibited its PrintRite3D® In-Process Quality Assurance (IPQA®) software applications.

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

On April 6, 2018, the Company closed a private placement of preferred stock and warrants resulting in net proceeds of approximately $877,500, after deducting commissions and other offering expenses payable by the Company. All shares of preferred stock that were issued in the offering were converted into an aggregate of 1,000,000 shares of common stock during the second quarter of 2018.

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

Three Months Ended June 30, 2018 and 2017

In the second quarter of 2018, we recognized revenue of $98,663 compared to $290,553 during the same period of 2017. The primary contributors to the $191,890 reduction were revenue decreases of $118,737 from the DARPA and Aerojet government programs and $128,174 from new system sales. These decreases were partially offset by an increase in net other revenue in the second quarter of 2018, principally attributable to $49,031 in revenue from contract AM service sales in the second quarter of 2018 compared to no such sales in the second quarter of 2017. Our cost of revenue for the second quarter of 2018 was $68,568 as compared to $111,412 during the same period of 2017. The decrease of $42,844 is primarily due to $43,915 of system costs associated with the second quarter 2017 system sales.

Sigma’s total operating expenses for the second quarter of 2018 were $1,422,511 compared to $1,108,234 for the same period of 2017, a $314,277 increase. Our operating expenses are comprised of internal operating and sales expenses, outside service fees, research & development costs, and depreciation & amortization.

The most significant of our operating expenses is personnel costs, comprised of payroll and stock-based compensation expense. Payroll costs in the second quarter of 2018 were $426,049 compared to $346,994 for the same period in 2017. The $79,055 increase result primarily from the strategic addition of six employees since the end of the second quarter of 2017, three in the third quarter of 2017 realignment and three in the second quarter of 2018 as we continue the concentrated acceleration of technology development and expand into the European 3D manufacturing market. Stock-based compensation for the second quarter of 2018 was $423,067 compared to $166,773 for the same period in 2017. The $256,294 increase resulted primarily from the issuance of stock options to our Chief Executive Officer in the second quarter of 2018, $61,651 of additional stock options vesting expense related to the options issued to our President and Chief Technology Officer under his amended and restated employment agreement, and the amortization of an additional $72,494 in Board of Director stock compensation cost in that same 2018 period.

During the three months ended June 30, 2018, Sigma incurred research and development expenditures of $95,045 compared to $131,908 in the same period of 2017. The $36,863 decrease in these expenditures resulted primarily from a reduction in the amount of third party consulting utilized in Sigma’s Inspect 2.0 software and contour hardware development between the two periods.

Sigma’s public company costs and investor relation fees incurred in the second quarter of 2018 were $103,197 compared to $131,780 incurred during the same period in 2017. The $28,583 decrease in the three-month comparative expenditures resulted primarily from the timing of the payment of the $38,500 annual Nasdaq registration fee between the two years.

During the second quarter of 2018, Sigma’s office expenses were $110,936 compared to $64,739 in the same period of 2017. The $46,197 increase in these expenditures resulted primarily from the purchase of computer hardware and software and the rental of additional office space for new employee hires in the last half of 2017 and the second quarter of 2018, and from additional travel expense related to both a more aggressive outreach to prospective EOM and service bureau clients and our expansion into the European market in the second quarter of 2018.

In the second quarter of 2018, our net other income & expense was net income of $3,612 compared to net other expense of $59,646 in the second quarter of 2017. The second quarter 2018 net income was comprised of $3,719 of interest income on the remaining note receivable balance and an exchange rate gain of $1,304 offset by $1,411 of interest expense on the remaining balance of the note payable. This compares to $12,598 of interest income on the original note receivable balance offset by $49,862 of interest expense and a $22,382 loss on disposal of computer software in the second quarter of 2017.

Sigma’s total net loss for the second quarter of 2018 was $1,388,804 as compared to $988,741 for the second quarter of 2017, a $400,063 increase with operating income contributing $463,323 to the increased loss and increased other income and expense offsetting it by $63,260.

Six Months Ended June 30, 2018 and 2017

During the six months ended June 30, 2018, we recognized revenue of $202,078 compared to $405,076 of revenue recognized during the same period of 2017. The primary contributors to the $202,998 reduction were revenue decreases of $134,473 from the DARPA and Aerojet government programs and $130,561 in new system sales, partially offset by increased in net other revenue in the 2018, primarily, $58,631 of contract AM service sales. Our cost of revenue for the six months ended June 30, 2018 was $142,363 compared to $185,946 during the same period in 2017. The decrease of $43,583 is primarily due to $43,915 of system costs associated with the second quarter 2017 system sales.

Sigma’s total operating expenses for the six months ended June 30, 2018 were $2,599,641 compared to $2,114,717 for the same period in 2017, a $484,924 increase.

Payroll costs for the six months ended June 30, 2018 were $824,706 compared to $785,204 for the same period in 2017. The $39,502 increases result primarily from the earlier mentioned addition of six employees since the end of the second quarter of 2017, partially offset by a $50,000 bonus payment in 2017 to our Vice President of Business Development in connection with the satisfaction of performance milestones. Stock-based compensation for the six months ended June 30, 2018 was $584,589 compared to $306,405 for the same period in 2017. This $278,184 increase resulted primarily from the previously detailed options vesting and shares amortization increases that occurred in the second quarter of 2018.

During the six months ended June 30, 2018, Sigma incurred research and development expenditures of $217,022 compared to $186,413 in the same period of 2017. The $30,609 increase in these expenditures during the first six months of 2018 resulted primarily from the purchase of multiple upgraded servers and various pieces of specialized equipment as part of our continued concentrated acceleration of technology development.

Sigma’s public company and investor relation fees incurred in the six months ended June 30, 2018 were $283,596, compared to $243,913 during the same period in 2017. The $39,683 increase in the six-month comparative expenditures results primarily from the $122,263 increase in stock and cash compensation paid to non-employee board members in 2018 offset by a reduction of $82,573 in amortization expense related to stock compensation paid to officers of the company in 2017.

During the six months ended June 30, 2018, Sigma’s Office Expenses were $206,042 compared to $148,944 in the same period of 2017. The $57,098 increases in these expenditures resulted primarily from $27,787 in additional 2018 hardware, software, supplies and office space costs for new employees, and from $28,296 additional 2018 travel expense related to both a more aggressive outreach to prospective OEM, service bureau and end user customers and our expansion into the European market.

In the six months ended June 30, 2018, our net other income & expense was a net expense of $19,754, as compared to net other income of $80,214 in the same periods of 2017. The six-month 2018 net expense was primarily comprised of a $36,733 write-off of patent and patent application costs offset by interest income of $17,086 on the outstanding notes receivable. The 2017 net positive contribution for the six-month period is comprised of $152,068 in New Mexico state job incentive credits received and a $93,206 positive revaluation of derivatives offset by $56,441 of debt amortization expense, $99,178 of interest expense on the $1,000,000 notes originated in October of 2016 and a $22,2382 write-off of computer software.

Sigma’s net loss for the six months ended June 30, 2018 totaled $2,559,680 as compared to $1,815,373 for the same period of 2017, a $744,307 increase with operating income contributing $644,338 and other income and expense contributing $99,969.

We financed our operations during the three and six months ended June 30, 2018 and 2017 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods, through sales of our common and preferred stock and, in 2017, through the issuance of debt securities. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of June 30, 2018, we had $3,519,637 in cash and had a working capital surplus of $3,320,502, as compared with $1,515,674 in cash and a working capital surplus of $2,273,801 as of December 31, 2017.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $920,000, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018, the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,139,000, after deducting commissions and other offering expenses payable by the Company. The principal balance in the amount of $50,000 and any accrued and unpaid interest on the convertible promissory note that is payable by us is due in October 18, 2018.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2018 increased to $1,472,519 from $1,291,060 during the same period in 2017, an increase of $181,459. Sigma’s higher net loss in the six months ended June 30, 2018 contributed $429,006 to this increase while more conservative management of inventory and payables offset $87,686 and $162,065 of that increased use, respectively.

Net Cash Used/Provided by Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2018 was $530,082, which compares to cash used in investing activities during the same period of 2017 totaling $795,468. The $1,325,550 positive swing is attributable primarily to the March 2018 receipt of payment in full of the $500,000 loan made to Morf3D in March of 2017, and receipt of $150,000 in partial payment of the $250,000 loan made to Jaguar Precision Machines in May of 2017.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2018 decreased to $2,946,400 from $5,072,636 during the same period in 2017, due to the receipt of a total of $3,390,100 of proceeds less $443,700 of offering costs from our April 2018 private placement and June 2018 public offering compared to the receipt of $5,823,300 of proceeds less $750,664 of offering costs, from our February 2017 public offering.

The Company anticipates less loss in 2018, due to expected increased revenues, offset by increased salaries and related expenses in connection with additional employees and potential acquisitions (although there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated).

We have no credit lines as of August 13, 2018, nor have we ever had a credit line since our inception.

Based on the funds we have as of August 13, 2018, and the proceeds we expect to receive under our PrintRite3D®-enabled engineering consulting agreements, from selling or licensing our PrintRite3D® systems and software, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through at least the first quarter of 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon revenues from existing and future PrintRite3D®-enabled engineering consulting contracts, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and perhaps by obtaining additional capital from the sale of additional securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods.

Changes in internal controls over financial reporting. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2018, we issued to two accredited investors Series B Preferred Stock that was convertible into up to an aggregate of 1,000,000 shares of our common stock, and we issued warrants to purchase up to 890,000 shares of our common stock. We also Sigma issued to Dawson James Securities, Inc., our placement agent in the foregoing private placement, warrants to purchase up to 140,000 shares of common stock, as compensation. Between May 29, 2018 and June 1, 2018, we issued a total of 1,000,000 shares of common stock upon conversion of the foregoing Series B Preferred Stock. The foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act.

On June 26, 2018, we issued to Dawson James Securities, Inc., our placement agent in the June 2018 public offering, a Unit Purchase Option to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock as compensation. The Unit Purchase Option was issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

1.1	Placement Agency Agreement, dated as of June 22, 2018, between Sigma Labs, Inc. and Dawson James Securities, Inc..(filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

3.1	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).

3.2	Certificate of Designation of Rights, Preference and Privileges of Series C Convertible Preferred Stock of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).

4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).

4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

4.4	Form of Series C Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

4.5	Form of Unit Purchase Option.(filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS++	XBRL Instance Document.**
101.SCH++	XBRL Schema Document.**
101.CAL++	XBRL Calculation Linkbase Document.**
101.DEF++	XBRL Definition Linkbase Document.**
101.LAB++	XBRL Labels Linkbase Document.**
101.PRE++	XBRL Presentation Linkbase Document.**

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

SIGMA LABS, INC.

August 14, 2018	By:	/s/ John Rice
John Rice
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

