Form 10-Q
period 2018-09-30
SIGMA LABS, INC.
filed 2018-11-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2018, the issuer had 8,700,204 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$2,228,547	$1,515,674
Accounts Receivable, net	112,039	104,538
Note Receivable	120,149	788,500
Inventory	236,522	192,705
Prepaid Assets	80,764	55,278
Total Current Assets	2,778,021	2,656,695

Other Assets:
Property and Equipment, net	301,640	411,643
Intangible Assets, net	363,842	294,396
Investment in Joint Venture	500	500
Prepaid Stock Compensation	64,066	31,576
Total Other Assets	730,048	738,115

TOTAL ASSETS	$3,508,069	$3,394,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$270,404	$100,884
Preferred Dividends Payable	7,639	-
Notes Payable	50,000	100,000
Deferred Revenue	54,230	35,680
Accrued Expenses	187,128	146,330
Total Current Liabilities	569,401	382,894

TOTAL LIABILITIES	569,401	382,894

Commitments & Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 250 and 0 shares issued and outstanding, respectively	-	-
Common Stock, $0.001 par; 22,500,000 shares authorized; 8,348,729 and 4,978,929 issued and outstanding, respectively	8,349	4,979
Additional Paid-In Capital	21,011,406	17,192,394
Accumulated Deficit	(18,081,087)	(14,185,457)
Total Stockholders’ Equity	2,938,668	3,011,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,508,069	$3,394,810

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES	$128,593	$78,046	$330,671	$483,122

COST OF REVENUE	56,309	81,214	198,672	267,160

GROSS PROFIT	72,284	(3,168)	131,999	215,962

OPERATING EXPENSES:
Salaries & Benefits	524,508	335,495	1,349,214	1,120,699
Stock-Based Compensation	198,578	199,225	783,167	505,630
Operating R&D Costs	139,090	68,543	356,112	254,956
Investor & Public Relations	142,821	118,586	426,417	362,499
Legal & Professional Service Fees	185,676	209,563	502,028	499,057
Office Expenses	131,629	78,044	337,671	226,988
Depreciation & Amortization	48,013	45,502	143,587	137,153
Other Operating Expenses	30,772	40,248	102,532	102,941
Total Operating Expenses	1,401,087	1,095,206	4,000,728	3,209,923

LOSS FROM OPERATIONS	(1,328,803)	(1,098,374)	(3,868,729)	(2,993,961)

OTHER INCOME (EXPENSE)
Interest Income	9,862	13,675	26,948	26,616
State Incentives	-	2,500	-	154,568
Change in fair value of derivative liabilities	-	-	-	93,206
Exchange Rate Gain (Loss)	(606)	-	697	-
Interest Expense	(1,278)	(50,411)	(2,688)	(149,589)
Loss on Disposal of Assets	-	15,700	(36,733)	(6,682)
Debt discount amortization	-	-		(56,441)
Total Other Income (Expense)	7,978	(18,536)	(11,776)	61,678

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,320,825)	(1,116,910)	(3,880,505)	(2,932,283)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,320,825)	$(1,116,910)	$(3,880,505)	$(2,932,283)

Net Loss per Common Share – Basic and Diluted	$(0.16)	$(0.24)	$(0.62)	$(0.68)

Weighted Average Number of Shares Outstanding – Basic and Diluted	8,281,338	4,574,460	6,295,658	4,330,565

The accompanying notes are an integral part of these condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net Loss	$(3,880,505)	$(2,932,283)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	143,587	137,154
Stock Based Compensation	793,492	506,994
Loss on Write-off of Asset	36,733	-
(Gain) on Change in Derivative Balance	-	(93,206)
Original Issue Discount Amortization	-	74,794
Debt Discount Amortization	-	56,441
Change in assets and liabilities:
Accounts Receivable	(7,501)	182,511
Interest Receivable	36,154	-
Inventory	(21,280)	(1,666)
Prepaid Assets	(25,486)	(13,840)
Accounts Payable	169,520	2,572
Deferred Revenue	18,550	35,680
Accrued Expenses	40,797	94,455
NET CASH USED IN OPERATING ACTIVITIES	(2,695,939)	(1,950,394)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(55,147)	(16,381)
Purchase of Intangible Assets	(107,152)	(37,498)
Advance of Funds for Note Receivable	-	(775,267)
Payment received from Note Receivable	632,197	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	469,898	(829,146)

FINANCING ACTIVITIES
Proceeds from issuance of Series B Convertible Preferred Stock & Warrants	1,000,000	-
Proceeds from issuance of Series C Convertible Preferred Stock & Warrants	350,000	-
Gross Proceeds from issuance of Common Stock and Warrants	2,040,100	5,823,300
Offering Costs Paid	(443,700)	(750,664)
Dividend on Preferred	(7,486)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,938,914	5,072,636

NET CHANGE IN CASH FOR PERIOD	712,873	2,293,096

CASH AT BEGINNING OF PERIOD	1,515,674	398,391

CASH AT END OF PERIOD	$2,228,547	$2,691,487

Supplemental Disclosures:
Noncash investing & financing activities disclosure:
Conversion of Convertible Debt for Stock	$(50,000)	$-
Common Stock issued for Conversion of Series B Preferred	$1,100	-
Common Stock issued for Cashless Exchange of Warrants	$5	$-
Disclosure of cash paid for:
Interest	$12,205	$50,418
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2018

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim reporting. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2017 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements. In addition, $153,013 of issuance costs associated with the February 2017 capital raise have been reclassified from operating costs to a reduction in additional paid in capital and $35,680 reported as revenue in the first nine months of 2017 has been reclassified to deferred revenue.

Continuing Operations - The Company has sustained losses and had negative cash flows from operating activities since its inception. In 2017 and the first nine months of 2018, management has reported a change of strategy under which the company ceased to make sales and installations for research and development applications in order to focus its efforts entirely on potential customers already manufacturing 3D metal parts and therefore, already in need of quality improvement. The result of this change between September 2017 and the third quarter of 2018 was a significant decrease in revenues which the Company hopes to replace with orders for serial production use. The Company has raised significant equity capital as it continues to develop new products with commercial applications that may increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,097,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company was able to fund operations for 2017 with these funds and end the year with a cash balance of $1,515,674. On March 28, 2018, Sigma received $535,000 in full payment of the Morf 3D note and related accrued interest balance. In addition, on April 6, 2018, the Company closed a private placement offering of equity securities resulting in net proceeds of approximately $877,500, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018 the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,068,900, after deducting placement agent commissions and other offering expenses payable by the Company. As a result, the Company currently has sufficient cash and working capital to fund operations through the first quarter of 2019 and is anticipating that proof of concept contracts may be closed in the last quarter of fiscal 2018 generating additional cash flow in the near term.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded from the diluted earnings per share computation due to the anti-dilutive effect they would have on the computation. At September 30, 2018 the Company had 250 Convertible preferred stock shares, 3,228,500 warrants, 697,207 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,200,707. At September 30, 2017 the Company had 1,701,500 warrants, 279,938 stock options and $1,000,000 in Convertible Notes Payable outstanding. The total number of shares of common stock underlying these instruments was 2,481,438.

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2018 and 2017:

	Three Months Ended September 30		Nine months Ended September 30
	2018	2017	2018	2017

Net Loss per Common Share - Basic and Diluted	$(0.16)	$(0.24)	(0.62)	$(0.68)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,320,825)	$(1,116,910)	(3,880,505)	$(2,932,283)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	8,281,338	4,574,460	6,295,658	4,330,565

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

Recent Accounting Standards Updates (“ASU”) through ASU No. 2018-18 contain technical corrections to existing guidance or affects guidance to specialized industries or situations. The Company has evaluated recently issued technical pronouncements and has determined that, other than ASU 2014-09 (Topic 606) and the related ASU 2018-18 (Topic 808), addressed below, these updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

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

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bore interest at the rate of 7% per annum, was due and payable in full on May 1, 2018, was secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan was to provide working capital to Jaguar to, among other things, start up a metallurgical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma received from Jaguar priority for use of certain machines and services of Jaguar. On April 27, 2018, the promissory note was amended whereby the due date of the note was extended to June 1, 2018 in exchange for a cash payment of $5,000 received on May 1, 2018, 50% of which will be retained as payment for the 30-day extension. On June 6, 2018 the promissory note was amended whereby the due date was extended to August 1, 2018 in exchange for cash payments of $10,000 by each of June 7, 2018 and July 1, 2018, $8,000 of which is to be retained as payment for the 60-day extension. The first of the $10,000 payments was received by the Company on June 6, 2018. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197, the balance, of which, was applied to the principal balance of the note. No payments have been received since that date. The holder of the promissory note has committed to paying the remaining principal balance along with accumulated interest on or before December 31, 2018. The September 30, 2018 principal balance of the note was $117,803 and the accumulated interest balance due was $2,346.

On March 27, 2017, the Company made a loan in the principal amount of $500,000 bearing interest at the rate of 7% per annum to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The $500,000 loan principal and $35,000 of accumulated interest was paid in full on March 27, 2018.

NOTE 3 - Inventory

At September 30, 2018 and December 31, 2017, the Company’s inventory was comprised of:

	September 30, 2018	December 31, 2017
Raw Goods	$170,714	$127,076
Work in Process	-	251
Finished Goods	65,808	65,378
Total Inventory	$236,522	$192,705

NOTE 4 - Notes Payable

At September 30, 2018 the Company had a $50,000 convertible note bearing interest at a rate of 10% per annum outstanding which was due on October 18, 2018. On October 18, 2018, the note was amended pursuant to which the due date was extended to April 18, 2019. Under the amendment, Sigma paid the $3,444 total accrued interest balance as of October 18, 2018 and agreed to make future payment dates of accrued interest on December 31, 2018 and April 18, 2019.

NOTE 5 - Stockholders’ Equity

Common Stock

Effective March 5, 2018, the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 15,000,000.

Effective October 18, 2018 the Articles of Incorporation were amended to increase the authorized number of shares of common stock to 22,500,000.

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

On June 26, 2018, as part of its public offering of equity securities described in Note 1, the Company issued 2,040,000 shares of common stock and warrants to purchase a total of 717,000 shares of common stock (including the warrants described under “Preferred Stock” below that were issued on June 26, 2018). Each warrant has an initial price of $1.08 per share. The net proceeds to the company were approximately $2,068,900 after commissions and other offering expenses. The Company also issued Dawson James Securities, Inc., its placement agent in the public offering, a Unit Purchase Option to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock at an exercise price of $1.08 as compensation.

On August 31, 2018, the Company issued 100,000 shares of common stock upon conversion of 100 shares of Series C Preferred Stock issued on June 26, 2018 (as described below under “Preferred Stock”).

Deferred Compensation

In previous years and in the nine months ended September 30, 2018, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During the nine months ended September 30, 2018 and September 30, 2017, $213,449 and $192,248 respectively of the unvested compensation cost related to these issues was recognized.

As of September 30, 2018 and December 31, 2017, the balance of unvested compensation to be recognized was $64,066 and $31,576, respectively and is recorded as prepaid stock compensation as of those dates.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 250 and 0 shares of preferred stock were issued and outstanding at September 30, 2018 and December 31, 2017, respectively.

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

Stock Options

As of September 30, 2018, an aggregate of 750 shares and 697,207 shares of common stock were reserved for issuance under the 2011 and the 2013 Plans, respectively.

On February 21, 2018, the Company granted Mark Cola, a former officer of the company, two ten-year options under the 2013 Plan to purchase an aggregate of 61,750 shares of common stock each, with each option having an exercise price of $1.49 per share. Pursuant to Mr. Cola’s employment agreement, one of the options became fully-vested on the October 10, 2018 date that Mr. Cola retired from the Company, and the other option vests and becomes exercisable ratably over 17 monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment as a consultant.

On February 26, 2018, the Company granted nine employees ten-year options under the 2013 Equity Incentive Plan to purchase an aggregate of 70,188 shares of common stock, with each option having an exercise price of $1.56 per share, and with vesting periods ranging from 3 to 4 years beginning February 26, 2019.

On April 19, 2018, Sigma granted John Rice, our President and Chief Executive Officer, three options to purchase up to 20,000 shares of our common stock under our 2013 Plan. In addition, on each of April 30, May 31, June 30, 2018 and July 31, 2018, Sigma granted Mr. Rice an option to purchase up to 20,000 shares of our common stock under our 2013 Plan. The foregoing options have an exercise price per share equal to $1.88, $1.54, $1.48, $1.26, $1.47, $1.19 and $.87 respectively, which is at least the closing price of our common stock on the respective date of grant, and each is fully vested as of the respective grant date.

On April 19, 2018, Sigma granted Ron Fisher, our Vice President of Business Development, a five-year option to purchase an aggregate of 28,750 shares of common stock, with such option having an exercise price of $1.22 per share, and with 1,438 shares vesting upon grant and the balance vesting in four annual installments over four years following the date of grant (1,366 shares, 4,097 shares, 6,828 shares and 15,021 shares, respectively).

During the nine months ended September 30, 2018, options to purchase 288,076 shares of common stock vested, and $569,718 of compensation cost was recognized. As of September 30, 2018, there were options to purchase 697,207 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 373,689 shares of common stock. No options were exercised during the nine months or the quarter ended September 30, 2018.

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

Total share-based compensation expense included in the condensed statements of operations for the nine months ended September 30, 2018 and 2017 is $783,167 and $505,630, of which $569,718 and $313,382 is related to stock options, respectively. There was no capitalized share-based compensation cost as of September 30, 2018 and 2017.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2018 and 2017:

	2018	2017
Dividend yield	0.00	0.00
Risk-free interest rate	2.68-3.05%	1.89-2.45%
Expected volatility	111.4-137.3%	116.3-139.0%
Expected life (in years)	5-10	5-10

Warrants

At September 30, 2018, the Company had outstanding warrants to purchase a total of 3,228,500 shares of common stock; 1,621,500 warrants at an exercise price of $4.00 per share, which if not exercised, will expire on February 21, 2022, 890,000 warrants at an exercise price of $1.47 per share, which if not exercised, will expire on October 07, 2023, and 717,000 warrants at an exercise price of $1.08 per share, which if not exercised, will expire on June 26, 2023.

On May 31, 2018, 24,000 warrants with an exercise price of $2.00 were exercised in a cashless exchange transaction resulting in the issuance of 4,800 shares of the Company’s common stock.

NOTE 6 - Subsequent Events

Between October 3, 2018 and October 9, 2018, the Company issued an aggregate of 250,000 shares of common stock upon the conversion of 250 shares of the Company’s Series C Convertible Preferred.

Between October 18, 2018 and November 1, 2018 the Company issued 101,475 shares of common stock upon the exercise of warrants at an exercise price of $1.08 per share.

On October 18, 2018, the 2013 Plan was amended to fix at 1,650,000 shares the aggregate number of shares of our common stock issued or issuable under the 2013 Plan.

On October 18, 2018, the Company increased the annual base salary of Darren Beckett, our Chief Technology Officer, from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 20,000 shares of common stock under the 2013 Plan at an exercise price of $1.206 per share. The option has a term of five years and vests as follows: 1,000 shares will vest and become exercisable on September 16, 2019; 3,000 shares will vest and become exercisable on September 16, 2020; 5,000 shares will vest and become exercisable on September 16, 2021, and 11,000 shares will vest and become exercisable on September 16, 2022, subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date.

Effective October 19, 2018, our Amended and Restated Articles of Incorporation, as amended, were amended pursuant to a Certificate of Amendment filed with the Nevada Secretary of State to increase the authorized number of shares of our common stock to 22,500,000.

On November 1, 2018, the Company granted Mr. Rice an option to purchase 68,750 shares of the Company’s common stock under the 2013 Plan at an exercise price of $1.79 per share, with such option having a term of five years and being fully vested on the grant date.

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

Recent Developments

In the course of the third quarter of 2018, Sigma accomplished important internal product development milestones that led to the Company announcing on October 25, 2018 the rollout of a combination of new products at the Formnext additive manufacturing (AM) trade show in Frankfurt, Germany the week of November 12, 2018. Sigma believes that that combination of advanced new hardware and Sigma’s new PrintRite3D® Version 4.0 software completes the evolution of Sigma’s PrintRite3D® technology from its well-stressed and tested roots in research and development, into a compact and hardened commercial-industrial product that is deployable into demanding serial production settings.

Our competition is delivering In-Process-Quality-“Monitoring” tools that we believe generally deliver un-analyzed data to their customers to utilize as they see fit. Sigma is commercializing its PrintRite3D® hardware and software package that emerged from the third quarter of 2018 and is emphasizing to prospective customers Sigma’s dedication to delivering a product which provides In-Process-Quality-“Assurance” that gathers and analyzes in-process manufacturing data and delivers actionable conclusions that improve quality. We believe that such a product is made possible because of both: (1) PrintRite3D®’s ability to detect and notify users of process and machine discontinuities that require adjustments of the computers’ lasers in order to reduce AM machine-induced quality deficiencies, and (2) PrintRite3D®’s ability, in real-time in-process manufacturing runs, to detect a growing library of randomly recurring quality deficiencies, identify the signature traits of these deficiencies, and provide warnings and options to operators to adjust input and machine control parameters to mitigate those deficiencies early enough in their development to avoid rejection of the part.

On May 30, 2018, Sigma announced its successful demonstration of proof of concept of closed-loop feedback control. As a result of Sigma’s root cause analyses of various AM quality discrepancies, we have come to believe that the future of AM manufacturing machines is that the machines must and will be “self-driving”, i.e., controlled by a closed loop control system that adjusts and directs AM machine operating controls to maintain the optimum standard of melt pool qualities for the part designs and metals in question. We believe that the hardware and software package of our PrintRite3D® Version 4 is a significant advancement in the realization of this vison of the future.

Concurrent with the above-mentioned product development milestones that were realized in the third quarter, Sigma has been testing a new proof of concept sales program that was made possible and practicable by the attainment of such product development milestones. Beta test results have demonstrated that Sigma can now install and commence manufacturing test-runs on many AM machines in a 24-hour period and that a proof of concept and value analysis can be accomplished in a matter of weeks subject to how promptly customers and third-party laboratories commit resources and deliver their feedback on the results.

Other Recent Developments

On October 18, 2018, Darren Beckett’s title was changed from Vice President of Engineering to Chief Technology Officer of the Company.

On August 29, 2018, we announced that we were awarded a contract in connection with our PrintRite3D® hardware, software and engineering services by a federally funded organization involved in the space industry. Under the contract, our sensor arrays will determine and communicate the quality of manufactured parts in real time to the end-user.

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

Three Months Ended September 30, 2018 and 2017

In the third quarter of 2018, we recognized revenue of $128,593 compared to $78,046 during the same period of 2017, an increase of $50,547. A revenue decrease of $37,903 from government programs between the two quarters was offset by a $69,000 increase in commercial sales and $22,472 in contract AM service revenue in the third quarter of 2018 compared to no such sales in the third quarter of 2017. Our cost of revenue for the third quarter of 2018 was $56,309 as compared to $81,214 during the same period of 2017. The decrease of $24,905 was primarily due to the non-recurring costs associated with the implementation of our Early Adopter Program and Original Equipment Manufacturer (OEM) Partner Program in the third quarter of 2017.

Sigma’s total operating expenses for the third quarter of 2018 were $1,401,087 compared to $1,095,206 for the same period of 2017, a $305,881 increase. Our operating expenses are comprised of internal operating and sales expenses, outside service fees, research & development costs, and depreciation & amortization.

The most significant of our operating expenses is personnel costs, comprised of payroll and stock-based compensation expense. Payroll costs in the third quarter of 2018 were $524,508 compared to $335,495 for the same period in 2017. The $189,013 increase resulted primarily from the strategic addition of six employees since the third quarter of 2017, three in the third quarter of 2017 and three in the second quarter of 2018, as we continue the concentrated acceleration of technology development and our expansion into the European 3D manufacturing market. Stock-based compensation for the third quarter of 2018 was $198,578 compared to $199,225 for the same period in 2017.

During the three months ended September 30, 2018, Sigma incurred research and development expenditures of $139,090 compared to $68,543 in the same period of 2017. The $70,547 increase in these expenditures resulted primarily from an increase in software and algorithm consultant costs and an increase in purchases of component parts, upgraded servers and specialized equipment directly related to the development of our PrintRite3D® 4.0 product suite that is being launched at the Formnext AM trade fair the week of November 12, 2018.

Sigma’s public company costs and investor relation fees incurred in the third quarter of 2018 were $142,821 compared to $118,586 incurred during the same period in 2017.

During the third quarter of 2018, Sigma’s office expenses were $131,629 compared to $78,044 in the same period of 2017. The $53,585 increase in these expenditures resulted primarily from additional office rent and related expenses to accommodate our new employee hires and from additional travel expense related to both our more aggressive outreach to prospective OEM and service bureau clients and our expansion into the European market in 2018.

In the third quarter of 2018, our net other income & expense was net income of $7,978 compared to net other expense of $18,536 in the third quarter of 2017. The third quarter 2018 net income was comprised of $9,862 of interest income on the remaining note receivable balance offset by interest expense on the remaining $50,000 balance of our note payable.

Sigma’s total net loss for the third quarter of 2018 was $1,320,825 as compared to $1,116,910 for the third quarter of 2017, a $203,915 increase with operating income contributing $230,429 to the increased loss and increased other income and expense offsetting it by $26,514.

Nine months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, we recognized revenue of $330,671 compared to $483,122 of revenue recognized during the same period of 2017. The primary contributors to the $152,450 reduction were revenue decreases of $174,726 from government program work and $57,227 in new system sales, partially offset by increased contract AM service sales in 2018 of $79,503. Our cost of revenue for the nine months ended September 30, 2018 was $198,672 compared to $267,160 during the same period in 2017, a decrease of $68,488. Reduced direct labor and materials cost associated with the decline in government and commercial sales primarily contributed to the total decrease.

Sigma’s total operating expenses for the nine months ended September 30, 2018 were $4,000,728 compared to $3,209,923 for the same period in 2017, a $790,805 increase. Payroll costs for the nine months ended September 30, 2018 were $1,349,214 compared to $1,120,699 for the same period in 2017. The $228,515 increase resulted primarily from the foregoing addition of six employees beginning in the third quarter of 2017. Stock-based compensation for the nine months ended September 30, 2018 was $783,167 compared to $505,630 for the same period in 2017. This $277,537 increase was comprised primarily from $156,712 in vesting recognized on stock options granted to our Chief Executive Officer in the second and third quarters of 2018 and the amortization of $92,371 in stock compensation cost related to stock compensation paid to non-employee directors over the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, Sigma incurred research and development expenditures of $356,112 compared to $254,956 in the same period of 2017. The $101,156 increase resulted primarily from an increase in software and algorithm consultant costs and a $52,219 increase in purchases of component parts, upgraded servers and specialized equipment as part of our continued concentrated acceleration of technology development, along with the development in the third quarter of 2018 of our PrintRite3D® 4.0 product suite.

Sigma’s public company and investor relation fees incurred in the nine months ended September 30, 2018 were $426,417, compared to $362,499 during the same period in 2017. The $63,918 increase is the result of a $47,892 aggregate increase in cash fees paid to our non-employee directors, a $57,385 increase in advisory service fees and a $41,500 reduction in NASDAQ fees due to the non-recurring entry fee paid in 2017.

During the nine months ended September 30, 2018, Sigma’s office expenses were $337,671 compared to $226,988 in the same period of 2017. The $110,683 increase in these expenditures resulted primarily from $34,631 in additional hardware, software, supplies and office space costs in 2018 related to our additional employees, and from $76,052 of additional travel expense in 2018 related to both a more aggressive outreach to prospective OEM, service bureau and end user customers and our expansion into the European market.

In the nine months ended September 30, 2018, our net other income & expense was a net expense of $11,776, as compared to net other income of $61,678 in the same periods of 2017. The nine-month 2018 net expense was primarily comprised of a $36,733 write-off of patent and patent application costs offset by interest income of $26,948 on our outstanding note receivable.

Sigma’s net loss for the nine months ended September 30, 2018 totaled $3,880,505 as compared to $2,932,283 for the same period of 2017, a $948,222 increase, with operating income contributing $874,768 and other income and expense contributing $73,454.

We financed our operations during the three and nine months ended September 30, 2018 and 2017 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods, through sales of our common and preferred stock and, in 2017, through the issuance of debt securities. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of September 30, 2018, we had $2,228,547 in cash and had a working capital surplus of $2,208,620, as compared with $1,515,674 in cash and a working capital surplus of $2,273,801 as of December 31, 2017.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $920,000, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018, the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,139,000, after deducting commissions and other offering expenses payable by the Company. The principal balance in the amount of $50,000 and any accrued and unpaid interest on the convertible promissory note that is payable by us is due in April 2019.

During the remainder of 2018, we expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that enhancements of our IPQA®-enabled PrintRite3D® technology that were developed substantially during the nine months ended September 30, 2018 and being brought to market in the fourth quarter of 2018 will enable us to further commercialize this technology for the AM metal market in 2019. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2018 increased to $2,695,939 from $1,950,394 during the same period in 2017, which is an increase in cash used of $745,545. Sigma’s higher net loss in the nine months ended September 30, 2018 contributed $912,493 to this increase while more attentive management of payables offset $166,948 of that increased use of cash.

Net Cash Used/Provided by Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2018 was $469,899, which compares to cash used in investing activities during the same period of 2017 totaling $829,146. $1,400,000 of this $1,299,045 positive swing is directly related to the debt financing of 2017. Sigma loaned funds of $750,000 in the first half of 2017 and received payment of $650,000 of such loans in May and June of 2018. The additional expenditure of $69,654 related to patents and $38,766 for office furniture and laboratory equipment in 2018 were the significant offsetting factors.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2018 decreased to $2,938,914 from $5,072,636 during the same period in 2017, a reduction of $2,133,722. $2,126,236 of this reduction is due to our receipt of total net proceeds of $2,946,400 from our April 2018 private placement and June 2018 public offering compared to our receipt of total net proceeds of $5,072,636 from our February 2017 public offering.

The Company anticipates less loss in the fourth quarter of 2018, due to expected increased revenues from proof of concept engagements, offset by increased salaries and related expenses in connection with our additional employees.

We have no credit lines as of November 11, 2018, nor have we ever had a credit line since our inception.

Based on the funds we have as of November 11, 2018, and the proceeds we expect to receive from proof of concept engagements for our updated PrintRite3D® hardware and software technology, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through at least the first quarter of 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of and revenues from existing and future PrintRite3D®-proof of concept contracts, follow-on contracts resulting from successful proof of concept engagements, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and possibly by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Changes in internal controls over financial reporting. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended, of Sigma Labs, Inc.(filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 23, 2018, and incorporated herein by reference).

10.1	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

November 14, 2018	By:	/s/ John Rice
John Rice
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2018	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

