Form 10-K
period 2018-12-31
SIGMA LABS, INC.
filed 2019-04-01
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Yes [X].No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,856,465. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of March 27, 2019 was 10,537,590.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2018

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

3D metal manufacturing, also known as Additive Manufacturing, is a technology that uses lasers to sculpt parts by welding powdered metals into 3-dimensional (3D) objects and, to date, the quality of these parts can vary from part to part in a single production run, as well as from machine to machine in a production line. Traditional quality assurance methods relying on statistically based post-process inspection methods so well proven by “Subtractive Manufacturing” cannot be used effectively to improve and assure quality of parts manufactured using 3D metal printers. The aforementioned traditional quality assurance methods are based on a manufacturing process that is the opposite of 3D Additive Manufacturing; Subtractive Manufacturing begins with quality-assured already formed pieces of metal as a raw material (not powdered metal as is used as raw material in 3D) and machines it with equipment such as lathes, milling machines, and CNC machines to subtract metal and thus form finished metal parts, or by casting molten metal into molded parts usually to then be further machined. Since the metal used in Subtractive Manufacturing is already of proven quality, the quality of the metal for all parts in a production run is known to be uniform, subject to post process inspection of a statistically determined valid sample size focused primarily on metrology to determine dimensional accuracy rather than metallurgy to determine metal quality.

The lynchpin reality of 3D Additive Manufacturing quality assurance is illustrated by the fact that if a 3D metal manufacturing machine fabricates 10 parts, and quality inspectors then rigorously inspect three of them, the inspectors will have learned about the quality of only the three parts they destroyed or CT-scanned and nothing that is sufficient to confirm or reject the quality of the remaining seven. Quality assurance of 3D Additive metal parts requires high quality sensitive manufacturers to institute procedures to inspect 100% of the parts being made. Sigma believes that the best, indeed, the only known way to attain high yields for both manufacturing quality and cost efficiency is an In-Process-Quality-Assurance (IPQA®) approach that examines each part in real time as it is being manufactured, determines in real time whether it meets quality specifications and permits machine operators to act on the information if a part is beginning to deviate from its design specifications.

GE Aviation stated in 2016 that it planned to commit $3.5 billion by 2020 to, among other things, build a metal 3D production facility to produce 3D printed metal parts for its Leap engine and other engines. Starting in September 2016 and continuing into 2017 GE Additive spent over $1 billion buying controlling interests in AM equipment manufacturers, Concept Laser and Arcam AB, and later announced that it had invested over $300 million creating AM manufacturing capability in both the United States and India, and was an investor in a $115 million series D investment round of Desktop Metal, a metal 3D printing company. In the course of 2017, GE Additive continued with lateral growth into additive manufacturing, announcing collaborations with Oerlikon and Stryker, and then a partnership with GKN. Sigma Labs has learned from its interactions in the marketplace that the pent-up demand apparent from GE and others, such as Airbus, to press forward into advanced 3D manufacturing production are taking place with the assumption that highly reliable in-process quality assurance capability will no doubt emerge either from their own internal efforts or be attained through licensing, or possibly acquisition. In the meantime, CT scans and other costly post-process inspection appear to be an accepted cost as initially sustainable in the startup phases of production. However, until companies that utilize 3D production facilities like GE Aviation are able to effectively verify that each part conforms to design specifications of attributes of shape, density, strength and consistency in real-time during the manufacturing process, we believe that such companies will be at risk of letting some substandard parts through and, also, be unable to improve the workflow to high quality cost-optimum yields of 3D printed metal parts. No matter how much acuity and at what cost a suite of post process inspection tools might provide 3D manufactured metal parts, it currently can only assure quality yield by rejecting fully formed parts, and, over time, applying comprehensive ‘reverse engineering’ forensic analyses of each rejected part to identify repeating quality flaws attributable to constants such as location, design, or scan strategy. Once the locations of these repeating flaws are identified, process engineers can act to make the AM equipment deliver better quality by adjusting the computer-based manufacturing instructions of AM equipment to offset the repeating flaws discovered by that deep analyses of individual rejected parts in many manufacturing runs. This prolonged post-process methodology is very costly due to the loss of material and rejected parts as well as post-process analysis labor cost and inspection cost such as CT scanning. Additionally, there still lingers the question of whether or not the post-process inspections were sufficiently granular to assure that flawed parts were not accepted and shipped.

We believe that our principal product, PrintRite3D®, which can be installed on 3D metal printers, solves these problems by determining if each part is being made to the metallurgical quality specifications of the Design/Specification file as each part is being made. Our software enables 3D prototyping to evolve forward into serial or production 3D manufacturing by providing a software suite with algorithm-based tools that address and overcome quality issues that are specific to 3D Metal Additive Manufacturing and that are not solved using the post-production quality methods derived for Subtractive manufacturing along with and newly dependent upon CT scanning. The PrintRite3D® suite has substantially lower operating costs and can attain higher yields by inspecting parts as they are made and providing machines and their operators actionable information that includes the options of stopping manufacture of given part(s) while operations continue to complete parts that are in specification, thus saving time and money while raising yields. PrintRite3D® also gives operators information from run to run that enables them to ‘learn up’ quality for a given machine by using PrintRite3D® data about machine behaviors that can then be offset by making adjustments to power settings directed at a given sector. PrintRite3D®’s Thermal Energy Density™ (“TED”) feature supersedes and truncates the “reverse engineering” process of post process inspection described above by providing process engineers the data required to optimize individual machines as well as machines in series in days or weeks and before serial production is launched rather than months after production and rejection rates have accrued in costly quantities. PrintRite3D®’s Thermal Energy Planck (“TEP”) feature provides machine operators and engineers with in process real-time identification of signatures of quality anomalies as they begin to develop and permits terminating or curing a part in process.

We have filed 24 patents/patent applications pending on our In-Process Quality Assurance™ (“IPQA®”) processes and procedures for advanced manufacturing. In addition, we anticipate that our core PrintRite3D® software will enable our customers to combine their digital manufacturing technologies with our 3D manufacturing QA to achieve both cost savings and more reliable parts. We believe that certain vertical markets would benefit from our technology and software, including aerospace, defense, bio-medical, power generation, and oil & gas industries because: (1) they each stand to benefit by taking advantage of the weight/strength/performance ratios that can often be optimized by taking advantage of 3D design; (2) they each stand to benefit by taking maximum advantage of 3D manufacturing’s material cost savings resulting from designing parts to needed tolerances while requiring less metal; and (3) there are severe consequences for quality failures in some of their products. We provide our software products to customers in the form of Software as a Service (“SaaS”), as well as in custom arrangements.

About 3D Printing

3D printing (“3DP”) or additive manufacturing (“AM”) is changing the manufacturing world by producing complex metal parts from a computerized input. 3D printing has been applied to the manufacture of plastic parts for decades. 3D manufacturing of metal parts involves directing a laser or other energy source at a layer of powdered metal and melting it. These layers become melted together from the bottom up. Worldwide revenues attributable to 3D manufacturing for metal products were reported at $88.1 million in 2015 (Wohlers Report 2016, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report). By 2017, Wohlers Report stopped estimating annual 3D metal parts revenue, stating that too much of the revenue is proprietary information and unavailable from aerospace and similar high-tech sectors. Large powdered metal suppliers surveyed by Wohlers about their growth forecasts for 2017 averaged expectations of a 59% increase for 2017. According to Sigma’s experience in costing and pricing the manufacturing of AM metal parts, as confirmed by consultation with other service providers, the total powdered metal sales forecast for 2017 is enough raw material to produce a “retail value” of the metal parts of ~$800 million. On another vector, according to Wohlers, an estimated 1,768 metal AM machines were sold in 2017, an increase of 79% over 2016. As large established companies including Toshiba, HP, Lenovo, Canon and Ricoh in the course of 2016-2017 announced products or intents of entry in AM manufacturing, Electro Optical Systems (“EOS”), a well-established vendor of AM manufacturing equipment opened a new plant in January 2018 that, according to EOS, doubled its 2017 capacity to 1,000 units per year. SLM Solutions AG also reportedly expanded into a new factory during this period.

About Quality Assurance in 3D Printing

Sigma believes that the largest future growth for the 3D printing industry will be in metal parts, given the interest and investment being made by Fortune 100 companies, Federal government laboratories and agencies as well as university-based institutions. These high-end manufacturers and technology leaders are strongly focused on helping transform analog manufacturing of precision, high-tolerance parts in the U.S. to digital manufacturing encompassing automation, robotics and closed-loop process control. We believe that the future growth and success of 3D printing for metal parts will be highly dependent upon the availability of in-process and real-time digital quality assurance tools, such as our PrintRite3D®.

Current methods for providing quality in 3DP are generally either (i) inaccurate due to use of procedures that do not recognize and measure the primary quality issues of 3D metal manufacturing or due to the misuse of non-applicable statistically based assessments, or (ii) are cost prohibitive due to the expense of labor and equipment required to examine the interior of complex dense parts that 3D manufacturing can create after the parts are manufactured. After 3D-manufacture, costs are normally incurred for using non-destructive technologies such as ultrasound and non-traditional CT technology on these parts, and old-fashioned visual inspection. Destructive testing of 3D parts is a mis-applied carryover from current Subtractive Manufacturing quality assurance practice, in which the great part to part consistency of traditional metal machining equipment permits quality inspectors to infer the quality of a production run by cutting up and analyzing a statistically relevant number of parts. The test result of the parts that are destroyed and analyzed have too often been, after great time and expense, statistically demonstrated to be insufficiently representative of the rest of the parts in the production lot. The underlying premise of quality assurance for Subtractive Manufactured parts is that if a machine is set up properly, then all parts it produces will be repeatedly the same. This simple, effective and accurate quality system does not apply to Additive Manufacturing, in which each part is built in an average production lot of 5-80, and in which quality variance may occur from part to part and within any part notwithstanding that the AM machine settings are the same. Therefore, unable to rely on a traditional statistically based quality system, 3D Manufacturing’s optimum quality assurance system would evaluate the quality of each individual part. PrintRite3D®’s in-process quality inspection approach of each part individually allows a manufacturer to use AM to form a single part, such as a hip replacement or one spare aircraft part needed on an aircraft carrier, or several lots of the same part, in large quality – each approved or rejected in real time and based upon complete inspection during fabrication. We offer our customers the ability to use real-time sensors to track individual scans of each layer, and our software continuously analyzes the part health so that both during and after it is finished, we can determine if it meets the production parameters of quality standard set by the customer. We believe our PrintRite3D® software could reduce inspection costs by as much as a factor of 10 and development time for new parts by 50% or more because IPQA permits factories to make the part manufactured the constant and the machines manufacturing them the variable. Consequently, the lower cost statistical based post-process inspection methods that work well with Subtractive Manufacturing could be successfully and economically applied to parts made with 3D Metal machines, and because utilizing PrintRite3D® for design reduces the number and iterations of development parts required to lead to a final design. Also important is the ability of our software to reduce risk associated with the qualification and certification of printed parts.

By using PrintRite3D® software, a high-precision manufacturer would have the ability to offer its customers product warranties and assurances that its printed parts were produced in compliance with stringent quality requirements. Orders for our software have been received from, among others, Honeywell Aerospace, Aerojet Rocketdyne, Woodward, Siemens Turbomachinery, Pratt and Whitney, Baker Hughes, and Solar Turbines.

We believe there is potential for our PrintRite3D® software to be incorporated into a majority of 3D metal printing devices made by companies like Electro-Optical Systems (“EOS”), Additive Industries, ARCAM, Concept Lasers, Farsoon, Desktop Metal, DMG Mori, Renishaw, Sentrol, SLM, Trumpf Lasers, and others.

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

Figure 1. Sigma’s Industrial IoT / PrintRite 3D® Cloud Architecture

Business Activities and Industry Applications

Our business is currently focused on the continued development and commercialization of our PrintRite3D® suite of software applications. We are specifically focusing on the 3D Metal Printing and AM industries and further developing our contract additive manufacturing business for metal 3DP to be a customer prototype center available for cutting edge 3D challenges and a concurrent means of demonstrating and proving the merit of PrintRite3D® for customers’ parts or application. Our strategy is to continue to leverage our advanced manufacturing knowledge, experience and capabilities through the following means:

●	Identify, develop and commercialize our quality assurance software applications for advanced manufacturing technologies. The applications are designed to assure part quality in real time, and improve process control practices for a variety of industries;

●	Provide materials and process engineering consulting services with our PrintRite3D® CAI quality assurance software applications for advanced manufacturing to customers that need:

●	to learn and characterize the individual performance parameters of each machine intended to produce 3CD metal parts;

●	to determine and characterize the traits, signatures, and in-process behaviors of the materials designated for a given part’s production;

●	to improve manufacturing quality yields by utilizing IPQA;

●	to improve, perhaps for the first time, documentable third-party part-by-part quality certification.

●	Build and run a prototype and small lot contract manufacturing and demonstration division for metal 3DP beginning with our EOSM290 state-of-the-art metal printer.

We are presently engaged with and focused primarily on the following industry sectors:

●	Aerospace and defense manufacturing;

●	Auto industry (niches)

●	Energy and power generation;

●	Bio-medical manufacturing;

●	Oil and gas exploration, extraction, and distribution.

We generate revenues through PrintRite3D® hardware and CAI software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate modest revenues from our contract manufacturing activities in metal AM. By running a small-scale contract AM services operation, we are able to understand and keep pace with the current needs and technology trends of our customers and where they are going with their next-generation product development efforts. Contract AM further allows us a means for material on-going partial self-funding of our IPQA®-enabled R&D and product development activities for CAI software. We provide our AM contract manufacturing services to customers in the form of Quality as a Service (“QaaS”). Starting with our PrintRite3D® cloud-based SaaS model, customers will contract with us for CAE, CAM and CAI services to generate and establish a Digital Quality Record (DQR) for AM built parts. Each DQR is cloud-based and allows for archiving and storage of quality data, access to our big data ANALYTICS™ software App for continuous quality monitoring and improvement, and automatic industry benchmarking while maintaining firewalls between company-specific data.

In late November 2018 at the Formnext tradeshow, we released a new version of our hardware along Version 4.0 of PrintRite3D and we also launched a Rapid Test and Evaluation(RTE) program for the market. The RTE targets high technology quality sensitive companies that are already manufacturing or buying parts manufactured in production runs on AM metal machines. The program is a “try before you buy” agreement under the terms of which customers enter into an agreement under which they agree to pay Sigma a fee, equivalent to a down payment, and to with test protocol mutually defined to demonstrate both Sigma’s technology capability in general and the measurable impact it can have on the customer’s’ processes, parts and yields. The Company’s goal is that successes in the RTE program will lead to increased revenues in 2019.

In October 2018, Mark Cola, our former President and Chief Technology Officer and a co-founder of the Company, retired with the title CTO Emeritus and an on-going consulting arrangement with the Company. In November 2018, Darren Beckett was named Chief Technology Officer of Sigma.

PrintRite3D® Quality Assurance Software for Computer-Aided Inspection of Metal Additive Manufacturing

We believe that AM will significantly impact the manufacturing landscape. AM results in very efficient metal utilization for parts made on-demand, and utilizes a wide variety of rapid prototyping methods. As a result of AM, parts can go straight from computer-aided designs (CAD) and 3D computer models to actual, physical parts through the use of computer-aided engineering (CAE) and computer-aided manufacturing (CAM) steps. However, there are severe challenges in connection with 3D printing of metal parts. Current manufacturing processes are not capable of making every part right the first time. Also, process consistency and repeatability require further development for metal parts and this is a typical case for emerging technologies. Although many industry experts have lamented that 3D Printing for metal parts is limited in current applications, we are developing our IPQA®-enabled technology into a hardware and software suite of products for CAI of AM known as PrintRite3D®, which we expect will address some of these shortcomings and enable mass production metals AM technology to be realized sooner than would otherwise be possible given its current state of maturity. PrintRite3D® comprises a suite of CAI software apps that address the three fundamental problems facing metal AM today, namely: assuring the metal integrity or quality of the product; assuring the as-built geometry of the product; and, increasing the productivity or speed of the AM process.

Contract Manufacturing for Metal Additive Manufacturing

According to the Wohlers 2018 Annual Report, industry growth in the independent service provider segment including the secondary market of dies and molds produced for and by AM machines for AM manufacturing in 2017 was an estimated $4.2 billion, up from $3.6 billion in 2015. Large end-users such as Airbus, GE Aviation (“GEA”), Honeywell Aerospace, Pratt & Whitney, and Siemens Turbomachinery have substantial investment and floor space dedicated to AM systems that supply production parts. Since 2016, the market has seen manufactures including EOS, Concept Laser, SLM, Trumpf, Additive Industries, DMG Mori, and Renishaw introduce and/or announce multi-laser equipment aimed specifically at enabling and furthering more cost-efficient and high-speed serial metal parts production.

We believe that this service provider market segment represents an opportunity for us to capture significant future portions of the demand for metal production parts by enhancing service bureaus quality through the licensing of PrintRite3D®.

A detailed description of our technologies and business follows.

PrintRite3D® Quality Assurance Software for Additive Manufacturing

The Market

The sale of AM products and services in 2017 composed of all AM products and services, but not including either internal investments of many of the major companies in aerospace AM or revenues from many companies in the aerospace, medical, and dental industries, grew 21% to $7.3 billion according to Wohler’s Annual 2018 report. Notwithstanding the exclusions just cited from its 2017 Industry Revenue estimate, Wohlers did attribute $721 million in 2017 revenues to sales of AM metal manufacturing machines. In 2018, Wohlers Associates forecasted 2019 AM Industry sales of $11.7 billion, growing to $27.3 billion in 2023. The fact that raw material revenues are growing at roughly double the percentage rate of machine sales suggests a significant increase in parts production.

A report in a series by Deloitte University Press on additive manufacturing published in Fall 2015 titled, “3D Opportunity For Quality Assurance and Parts Qualification,” states that, “[o]ne of the most important barriers is the qualification of AM-produced parts. So crucial is this issue, in fact, that many characterize quality assurance (QA) as the single biggest hurdle to widespread adoption of AM technology, particularly for metal.” We believe that the aforementioned article is as true today as it was four years ago. OEM end user companies as well as first-tier suppliers are still unable to achieve their long-term AM production goals without advanced quality assurance and control technologies for metal AM parts because current quality control methods are still not sufficient to reliably allow cost-effective manufacturing of safety- and performance-critical metal parts. We believe that our 2018 PrintRite3D® technology directly addresses this “important barrier” for metal parts and allow such AM applications to move forward. In response to this need, we have experienced an increase in our installed base of PrintRite3D® systems and we are beginning to provide material and process engineering services and support for our PrintRite3D® software through our recently established Rapid Test and Evaluation Program, mentioned above under “Business Activities and Industry Applications.”

Technology and Competitive Advantage

The evolution of AM from prototyping to volume manufacturing in production runs is occurring in, and led by, aerospace while also appearing in niche products such as medical appliances and replacement parts of diverse applications, including unavailable parts required by still deployed but aging technologies. A major problem for 3D metal products production-run manufacturing today is that traditional quality systems that rely heavily on other industries’ experiences with high precision CNC machines in Subtractive Manufacturing that lathe, mill, or drill with high precision consistency and can successfully rely on after-manufacture statistically based part sample destruction and inspection procedures simply do not export and apply to Additive manufacturing machines. Further, post-production non-destructive test instruments from ultrasound to CT Scans are either not effective or not cost efficient on many complex part configurations that take advantage of 3D capability, and in the case of CT scans, are prohibitively expensive for production cost efficiency. The most important feature of our PrintRite3D® is that it develops actionable quality and process data in real-time and, when no flaws are detected, can provide manufacturers and their end-users with a part-by-part quality certification backed up by a file of supporting data.

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

The proprietary software and its embedded algorithms process the substantial amount of layer by layer data gathered and then inform operators of the Quality Compliance status of each part in a build. We have been active in patent protecting our in-depth data analysis and quality algorithms to link our analysis to root cause metallurgy for determining the granular quantification of the part conformance to metallurgical requirements such as tensile strength. Concurrent with assessing the internal quality features of all parts in a build, PrintRite3D® deploys its CONTOUR™ module that measures each part’s adherence to the configuration specification of both internal channels and external form. OEM machine manufacturers as well as control system manufacturers may use the Sigma data stream to direct machine performance adjustments.

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

Our IPQA®-enabled PrintRite3D® software Apps appear well suited to meet the needs of metal AM at this critical juncture in its development. Our technology will allow metal AM to be used during manufacturing of safety-critical or performance-critical metal parts, such as used in aerospace, defense and biomedical. Currently, these applications are difficult because the part quality cannot be completely guaranteed using today’s conventional nondestructive inspection technologies and because using inspection after manufacture is difficult, costly and does not find all defects of concern. Therefore, we believe that PrintRite3D® could be an enabler for metal AM to realize its full potential. We have unique and patent protected offerings in this field. Furthermore, as a greater number of these AM applications could be cloud-based, the PrintRite3D® technology is fully compatible with highly networked, cloud- or web-based implementation – subject to the data and intellectual property restrictions which may be imposed by some companies for competitive reasons.

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

We are continuing to work on the separate development of our PrintRite3D® CONTOUR™ software App for metal-based AM under our Trial Evaluation Agreement with Honeywell Aerospace, which sets forth the parties’ intent to use Honeywell’s Advanced Manufacturing Engineering Center as a beta test site for our PrintRite3D® CONTOUR™ software module. In further support of this effort, in 2015 Honeywell Aerospace installed its second PrintRite3D® system on one of its Concept Laser M2 machines at their Advanced Manufacturing Engineering Center in Phoenix, Arizona.

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

To summarize, we have formed an operating division focused on real-time, advanced quality assurance solutions for additive manufacturing thereby increasing the value of the AM part. Although in the past our revenues have been generated mainly through engineering consulting services we provided to third parties, we have generated revenues from December 2013 through the first quarter of 2019 through sales and licensing of our PrintRite3D® systems and software.

Technology and Competitive Advantage Demonstrated On-site

We currently have an AM 3D metal printing facility that employs state-of-the-art technology from the leading provider of metal AM systems, Electro-Optical Systems. While our current printing capacity is limited, we believe that a unique selling point or competitive advantage both for system sales of PrintRite3D® as well as local service bureau part sales is our demonstrable on-site PrintRite3D® technology. Our EOS M290 printer is outfitted with our latest PrintRite3D®-enabled technology allowing us to provide customers with the necessary documented objective evidence that a part is being built (and has been completed) in precise accord with the design specification, or Quality-as-a- Service (QaaS) data package, to ensure they can meet compliance with their design intent and ultimately end-user performance requirements for their highly-critical and demanding components. Our QaaS starts with our PrintRite3D® cloud-based SaaS model. Customers contract with us to generate and establish a digital quality record for AM built parts based on Design for Additive Manufacturing (“DFAM”) principles. Each DQR is cloud-based and allows for archiving and storage of quality data. The Reports both provide data to and have retrieval access from our big data ANALYTICS™ software App. The cloud-based system provides capability and resources for continuous quality monitoring and improvement. Concurrently, it will automatically compare build-data to industry benchmarking. Sigma has built in firewalls to shield company-specific data. Our QaaS service benefits our customers by providing independent quality assurance and increased process intelligence and access to our latest proprietary big data ANALYTICS™ software Apps for trending and additional manufacturing intelligence.

In the third quarter of fiscal 2018, Sigma accomplished important internal product development milestones that led to the Company announcing on October 25, 2018 the rollout of a combination of new products at the Formnext additive manufacturing (AM) trade show in Frankfurt, Germany the week of November 12, 2018. Sigma believes that this combination of advanced new hardware and Sigma’s new PrintRite3D® Version 4.0 software completes the evolution of Sigma’s PrintRite3D® technology from its well-stressed and tested roots in research and development, into a compact and hardened commercial-industrial product that is deployable into demanding serial production settings.

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

Concurrent with the above-mentioned product development milestones that were realized in the third quarter of 2018, Sigma has been testing a new proof of concept sales program that was made possible and practicable by the attainment of such product development milestones. Beta test results have demonstrated that Sigma can now install and commence manufacturing test-runs on many AM machines in a 24-hour period and that a proof of concept and value analysis can be accomplished in a matter of weeks subject to how promptly customers and third-party laboratories commit resources and deliver their feedback on the results.

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

Recent Developments

On March 26, 2019, we announced the appointment of the Company’s new Business Development Manager, Americas, who will be responsible for developing key accounts through the Company’s Rapid Test and Evaluation Program and for bringing PrintRite3D INSPECT® into deployment across serial production operations in North and South America.

On March 15, 2019, we closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by us.

On February 26, 2019, we announced that we were named a member of the Manufacturing Technology Centre (“MTC”) located at Ansty Park, Coventry, UK. Being a member of the MTC enables us to share and provide expertise and solutions for a number of MTC’s projects and also network with MTC’s existing members, including some of the UK’s leading aerospace companies.

On February 12, 2019, we announced that we were named a member of the Additive Alliance of Fraunhofer IAPT, a leading network for AM. As the first US company to be granted a membership in the Alliance, Sigma became part of the global research consortium to advance the development and implementation of AM. The membership enables us to demonstrate our PrintRite3D technology to key players in the market of metal AM.

On February 5, 2019, we announced that the U.S. Patent and Trademark Office has issued a Notice of Allowance for U.S. Patent Application No. 15/276,452, “Optical Manufacturing Process Sensing and Status Indication System.” The patent application covers a system of sensors configured to measure optical emissions generated by a scanning heat source during an additive manufacturing (AM) process and to analyze the data collected.

On January 17, 2019, we announced we were awarded a Test and Evaluation Program contract with a leading global materials and service provider in AM. The program is designed to demonstrate the value of Sigma’s PrintRite3D® product capabilities and performance and to validate and quantify the repeatability and variability of AM production processes.

On December 3, 2018, we announced a collaborative research and development agreement with Fraunhofer IAPT, focusing on the industrialization of additive manufacturing.

On November 13, 2018, we announced that we were awarded a Test and Evaluation program contract with a leading provider of integrated oilfield products, services and digital solutions for our PrintRite3D® version 4.0 hardware and software. Under the Test and Evaluation program, we provided comprehensive system and services support for its PrintRite3D INSPECT® 4.0 In-Process Quality Assurance (IPQA®) platform—including hardware, software, training, engineering and metallurgical consulting—to demonstrate the ability of the platform to monitor and characterize material and machine processes and to ensure the production consistency and repeatability of additive manufacturing (AM) operations. Successful completion of the Test and Evaluation program may lead to Sigma’s first commercial production order from a large industry that Sigma Labs has not previously entered.

On October 25, 2018, we announced the planned launch of our newest configuration of our PrintRite3D® quality control solution—incorporating PrintRite3D® SENSORPAK® 4.0 hardware and PrintRite3D® INSPECT® 4.0 software—at Formnext 2018, the leading trade fair for Additive Manufacturing, in Frankfurt, Germany in November 2018.

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

On June 19, 2018, Sigma received notice that its U.S. Patent No. 9999924 entitled “Method and System for Monitoring Additive Manufacturing Processes” had been issued. The patent provides protection for methods of assuring part quality using real time data from multiple sensor types. The patent enables serial production applications through real time tracking and reporting of process consistency and part repeatability. The patent being issued is for the first application filed in a series of 24 patent applications submitted by Sigma over these past 5 years in the general domain of in process quality assurance.

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

We anticipate some of our principal competitors in the United States will include AM End Users, such as GE Aviation, Honeywell Aerospace, Rolls-Royce PLC, Pratt & Whitney; AM OEM equipment manufacturers, such as EOS, Concept Lasers, 3D Systems, Renishaw, Arcam and SLM; third party solution providers like Stratonics Inc., and Vibrant Corporation that specialize in designing and manufacturing quality control monitoring devices used in industrial applications. Some of these competitors may have significantly greater research and development capabilities than we do, and all have substantially more sales, marketing and financial and managerial resources. These OEM entities represent significant opportunity AND competition for us. Within the AM Metal industry, we are often hearing the term “Frenemies” used to describe relationships in which companies like Sigma are striving to sell OEM’s products that the OEMs would prefer to design in-house, even while exploring licensing from these outside ‘strivers.’

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The chart below summarizes our issued patents. We are currently prosecuting twenty one foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Eleven of these twenty one patent applications published between November 2015 and February 2019. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

Title	Type	Patent No.
Controlled Weld Pool Volume Control of Welding Processes	US Utility	8,354,608
Structurally Sound Reactive Materials	US Utility	8,372,224
Composite Projectile	US Utility	8,359,979
Methods and Systems for Monitoring Additive Manufacturing Processes	US Utility	9,999,924
Systems and Methods for Additive Manufacturing Operations	US Utility	10,207,489
Material Qualification System and Methodology	US Utility	10,226,817

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

Employees

As of December 31, 2018, we had 16 full-time employees. We continue to search for additional, qualified personnel, to support our expanding operations in the area of IPQA® for AM.

Properties

We lease approximately 3,700 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,773 square feet of office space at units C-13, C-14, C-15, C-16, C-17, C-20 and C-21 for a total monthly rent expense of approximately $3,815 under the lease, and 1,927 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease, which expires on July 31, 2019.

We believe that our facilities are suitable for our current needs but we are evaluating the need for a larger space as we grow.

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

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss for the years ended December 31, 2018 and 2017 were $5,574,163, and $4,424,503, respectively. As of December 31, 2018, our accumulated deficit was $19,774,745. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2018 and December 31, 2017 were $388,574 and $641,049, respectively, and our operating expenses for those periods were $5,687,271 and $4,267,654, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We may require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

As of December 31, 2018, we had cash in the amount of $1,279,782. We believe that the approximately $1,679,230 of net proceeds from our March 15, 2019 sale of securities and receipt of $100,000 on a note receivable, together with our existing cash and anticipated revenues, will be sufficient to fund our operations until at least through the end of 2019. There is no assurance that any future financing that we require to fund our operations will be available on acceptable terms, or at all. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. Such financing, if in the form of debt, may include debt covenants and repayment obligations that are onerous and that adversely affect our business operations. If adequate funds are not available to us, we may be required to delay, limit or terminate our business operations.

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

We have operated our current line of business for approximately eight years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

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

We are dependent on our President and Chief Executive Officer and other key personnel, and the loss of any of these individuals could harm our business.

We depend on John Rice, our President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Our success in part depends on the ability to protect our intellectual property and proprietary technology. To do so, we will be required to prosecute patent applications and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We were awarded two U.S. patents with respect to our munitions technology. We were also awarded a U.S. patent with respect to our IPQA® technology. In addition, we filed twenty four foreign and U.S. patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. Also, we filed a PCT patent application pertaining to the advanced dental implant technology. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. There can be no assurance that our program for protection of intellectual property and proprietary technology will be sufficient to protect our intellectual property and proprietary technology from competitors. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. In addition, our issued patents may be challenged or infringed upon by third parties. The enforcement of intellectual property rights is subject to considerable uncertainty and can be expensive and time-consuming. Patent reform laws and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Proprietary trade secrets and unpatented know-how are also very important to our business, however, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information.

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

Our business activities subject us to a variety of federal, state and local laws and regulations. For example, we could be required to comply with applicable provisions of the International Traffic in Arms Regulations (“ITAR”), as well as other export controls and laws governing the manufacture and distribution of munitions technology. Despite the fact that we have applied for and received ITAR compliance, changes in the laws and regulations applicable to our business activities may have an adverse effect on our operations and profitability by making it more expensive and less profitable for us to do business. Additionally, the market for our services depends largely on federal and state legislative programs. These programs can be modified or amended at any time by acts of federal and state governments. Further, if additional programs are not proposed or enacted, or if previously enacted programs are challenged, repealed or invalidated, our growth strategy could be adversely impacted.

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

Between January 1, 2018 and December 31, 2018, the trading price of our common stock has ranged from a low of $0.725 to a high of $3.00 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. The trading price of the warrants that we issued in our recent public offering could be subject to similar fluctuations as a result of such factors. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

We cannot assure you that we will be able to satisfy the continued listing requirements of The Nasdaq Capital Market. For example, there is no assurance that our common stock will continue to have a bid price of at least $1.00 per share, which is the minimum bid price under such continued listing requirements, or that we will be able to satisfy other quantitative continued listing requirements, including the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market. If we fail to satisfy one or more Nasdaq requirements for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. If our securities are de-listed from The Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

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

We intend to use our cash for the development of our products and service and to repay our outstanding promissory note (if and to the extent the holder thereof demands repayment). We may also use a portion of the net proceeds from our June 2018 and March 2019 offerings to acquire other products or businesses, although we are not currently a party to an agreement regarding any such acquisition. However, our management has broad discretion in the use of cash and will have the right to use our cash in ways that differ substantially from our current plans. Management may spend our cash in ways that do not improve our results of operations or enhance the value of our securities. The failure by management to apply funds effectively could result in financial losses that could have a material and adverse effect on our business and cause the market price of our securities to decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2018, we have 8,776,629 outstanding shares of common stock. Sales of a large number of the shares described in the preceding sentence or upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

We will incur significant costs to ensure compliance with U.S. and NASDAQ reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and NASDAQ. These applicable rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

We recently issued Series B and Series C Preferred Stock and could issue one or more additional series of shares of preferred stock with the effect of diluting existing stockholders and impairing their voting and other rights.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. In our April 6, 2018 private placement of equity securities, we issued 1,000 shares of Series B Preferred Stock, which were initially convertible into 1,000,000 shares of common stock. In our June 26, 2018 Public Offering of equity securities, we issued 350 shares of Series C Preferred Stock which were initially convertible into 350,000 shares of common stock. As of the date of this Annual Report on Form 10-K, all shares of Preferred Stock that we have issued have been fully converted. Our board is empowered, without stockholder approval, to issue one or more additional series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of such additional series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to effect a change in control of our Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 3,700 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,773 square feet of office space at units C-13, C-14, C-15, C-16, C-17, C-20 and C-21 for a total monthly rent expense of approximately $3,815 under the lease, and 1,927 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease, which expires on July 31, 2019. We believe that our facilities are suitable for our current needs, but we are evaluating the need for a larger space as we grow.

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

Shareholders

As of March 27, 2019, there were approximately 531 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. However, we have paid dividends on our preferred stock pursuant to an agreement with investors and may do so in the future pursuant to future financing agreements, if any.

Recent Sales of Unregistered Securities

Not applicable.

Repurchase of Shares

We did not repurchase any of our securities during the fiscal year ended December 31, 2018.

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

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017.

We expect to generate revenue primarily by selling and licensing our IPQA technologies, selling technical support services, contract manufacturing and selling specialty parts and studies to businesses that seek to improve their manufacturing production processes and production-run quality yields. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on if key prospective customers continue to move from AM metal prototyping to production.

During the fiscal year ended December 31, 2018 (“fiscal 2018”), we generated an aggregate of $388,574 in revenues, as compared to an aggregate of $641,049 in revenues generated by us in the fiscal year ended December 31, 2017 (“fiscal 2017”). The primary contributors to the $252,475 reduction were revenue decreases of $149,929 from government program work and $198,289 in new system sales, partially offset by increased contract AM service sales in 2018 of $101,712. Our cost of revenue for the fiscal year ended, 2018 was $270,107 compared to $272,372 during the same period in 2017, a decrease of $2,265. The lack of a reduction in cost of revenue corresponding to the revenue reduction is attributable to the different product mix between the fiscal years.

Sigma’s total operating expenses for fiscal 2018 were $5,687,271 as compared to $4,267,654 for fiscal 2017, a $1,419,617 increase.

In fiscal 2018, salaries and benefits costs were $2,056,584 as compared to $1,509,672 for the same period in 2017. The $546,912 increase resulted primarily from the addition of six employees between the third quarter of 2017 and July of 2018 and the accrual of $224,818 of severance costs in accordance with the severance and other benefits provided under the employment agreement of Mark Cola, our former CTO and President in fiscal 2018.

Stock-based compensation for fiscal 2018 was $1,145,530 compared to $719,796 for the same period in 2017. This $425,734 increase resulted primarily from $231,666 in vesting recognized on stock options granted to our Chief Executive Officer in the latter three quarters of 2018, a $110,727 acceleration of options vesting expense related to Mr. Cola’s October 2018 retirement from the Company and the amortization of $68,215 in stock compensation cost related to stock granted to non-employee directors in fiscal, 2018.

During the fiscal year 2018, Sigma incurred research and development expenditures of $493,410 compared to $302,043 in the same period of 2017. The $191,367 increase resulted from a $153,269 increase in purchases of component parts, upgraded servers and specialized equipment plus a $38,098 increase in software and algorithm consultant costs as part of our continued concentrated acceleration of technology development and enhancements to PrintRite3D® 4.0 product suite accompanied.

Sigma’s public company and investor relation fees incurred in fiscal 2018 were $633,035 compared to $554,990 incurred in fiscal 2017, an increase of $78,045. This increase is primarily from a $47,717 aggregate increase in cash fees paid to our non-employee directors and an additional $41,371 of expenses related to the special shareholder meeting held in February of 2018.

Legal and professional service fees paid in fiscal 2018 were $564,854 compared to $563,300 paid in fiscal 2017.

During the fiscal year 2018, Sigma’s office expenses were $466,657 compared to $324,920 in the same period of 2017. The $141,737 increase in these expenditures resulted primarily from $35,265 in additional office space rent and supplies costs related to the aforementioned addition of six employees, and from $106,472 of additional travel expenses in 2018 related to both a more aggressive outreach to prospective OEM, service bureau and end user customers and our expansion into the European market.

In fiscal 2018, our net other income & expense was a net expense of $5,359 compared to net expense of $525,526 in 2017. The 2018 net expense was comprised of net interest income of $31,213 offset by a $36,733 write off of patents. The 2017 expense was comprised of non-cash adjustments required for the revaluations of derivatives and amortization of debt discounts required as a result of our February 2017 public offering, the restructuring of debt in October 2017, and the December 2017 conversions by two holders of promissory notes totaling $545,188 and interest paid on the two promissory notes totaling $161,852. Offsetting such expenses were $154,568 of cash incentives received from the State of New Mexico and $40,107 of interest earned on loans we made.

Sigma’s net loss for fiscal 2018 increased $1,149,660 overall and totaled $5,574,163, as compared to a net loss of $4,424,503 for fiscal 2017. The 2018 net operating loss component of the overall loss being $1,669,827 higher than in 2017 and the other income and expenses component being a $520,167 lower loss.

Liquidity and Capital Resources

As of December 31, 2018, we had $1,279,782 in cash and a working capital surplus of $1,052,015, as compared to $1,515,674 in cash and a working capital surplus of $2,273,801 as of December 31, 2017. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230 after deducting commissions and other offering expenses payable by the Company.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $920,000, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018, the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,139,000, after deducting commissions and other offering expenses payable by the Company. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230 after deducting commissions and other offering expenses payable by the Company. The principal balance in the amount of $50,000 and any accrued and unpaid interest on the convertible promissory note that is payable by us is due in April 2019.

During the 2019, we expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that enhancements of our IPQA®-enabled PrintRite3D® technology that were developed substantially in fiscal 2018 and brought to market commencing largely in November 2018 will enable us to further commercialize this technology for the AM metal market in 2019. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities in 2018 increased to $3,762,971 from $2,638,393 in 2017 which is an increase in cash used of $1,124,578. Sigma’s higher net loss in fiscal 2018 contributed $1,343,928 to this increase while more favorable payment terms with our vendors offset $219,350 of that increase.

Net Cash Used/Provided by Investing Activities

Net cash provided by investing activities during fiscal 2018 was $403,672, which compares to cash used in investing activities during the same period of 2017 totaling $928,960. $1,400,000 of this $1,332,632 positive change is the result of $750,000 of loans we made in fiscal 2017 and the receipt of payment of $650,000 on those loans in fiscal 2018. The additional expenditure of $78,412 related to patents in 2018 was the only significant offsetting investing activity.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during fiscal 2018 decreased to $3,123,407 from $4,684,636 during the same period in 2017, a reduction of $1,561,229. $2,126,236 of this reduction is due to our receipt of total net proceeds of $2,946,400 from our April 2018 private placement and June 2018 public offering compared to our receipt of total net proceeds of $5,072,636 from our February 2017 public offering. Offsetting such activity were $80,132 of higher proceeds from warrant exercises in fiscal 2018 than in fiscal 2017 and the absence, in fiscal 2018, of the $500,000 payment on the note made in fiscal 2017.

We have no credit lines as of March 27, 2019, nor have we ever had a credit line since our inception.

Based on the funds we have as of March 27, 2019, and the proceeds we expect to receive from rapid test and evaluation engagements for our updated PrintRite3D® hardware and software technology, and sales of contract AM manufacturing for metal AM parts, we believe that we will have sufficient funds to pay our administrative and other operating expenses through at least the fourth quarter of 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of and revenues from existing and future PrintRite3D®-proof of concept contracts, follow-on contracts resulting from successful proof of concept engagements, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and possibly by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and Chief Financial Officer (Principal Financial and Accounting Officer), as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company in the early stage of our business, with limited revenues and employees.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 31, 2019:

Name	Age	Position
John Rice	72	Chairman of the Board, President and Chief Executive Officer
Nannette Toups	62	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	49	Vice President of Business Development
Darren Beckett	45	Chief Technology Officer

John Rice was appointed as a director on February 15, 2017, as Chairman of our Board on April 19, 2017, he was appointed as our interim Chief Executive Officer on July 24, 2017, became our Chief Executive Officer on June 21, 2018 and was appointed as our President on October 10, 2018.. Additional information regarding Mr. Rice is set forth below under “Board of Directors and Corporate Governance.”

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

Darren Beckett served as our Engineering Manager beginning on September 25, 2017, was appointed as our Vice President of Engineering on June 29, 2018, and had his title changed to Chief Technology Officer of the Company on October 18, 2018. Mr. Beckett has over 20 years of experience in the semiconductor industry, including since 1997 with Intel Corporation at which he held various technical and managerial positions, including process engineer of ion implant charged particle systems, chemical vapor deposition systems, and, since 2008, engineering manager of multiple engineering groups such as rapid thermal anneal, defect metrology equipment and fab environment micro contamination. Mr. Beckett’s expertise is in process engineering for advanced manufacturing technology, including statistical process control for fabrication of semiconductor devices. Mr. Beckett serves as an independent director and board member of M&T Foundation, San Diego, California. Mr. Beckett earned a B. Eng. in Mechanical Engineering from University of Limerick, Ireland.

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

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 31, 2019, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice	I	72	President and Chief Executive Officer, Director and Chairman of the Board	2017	2021
Salvatore Battinelli(1)(2)(3)	II	77	Director	2017	2019
Frank J. Garofalo	II	68	Director	2017	2019
Dennis Duitch(1)(2)(3)	III	74	Director	2017	2020
Kent Summers(1)(2)(3)	III	60	Director	2018	2020

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Nominating and Corporate Governance Committee

Directors

John Rice was appointed to our Board of Directors on February 15, 2017, was appointed as Chairman of our Board on April 19, 2017, he was appointed as our interim Chief Executive Officer on July 24, 2017, became our Chief Executive Officer on June 21, 2018 and was appointed as our President on October 10, 2018. Mr. Rice has extensive experience in business operations. In 1990, Mr. Rice founded ASiQ, LLC, a firm specializing in operations management services ranging from launching successful startups and executing business turnarounds to financings, crisis management and the repositioning of enterprises for sale at optimum market prices. Mr. Rice presently serves as ASiQ’s CEO and President. He also served as CEO of Coca-Cola Bottling Company of Santa Fe, a client of ASiQ’s, from 2009 to 2015. From 2010 to 2012, Mr. Rice served as Director and Contracts Officer of Detector Networks International. Mr. Rice frequently lectures on breakout growth strategies, crisis management, corporate turnarounds, venture capital, and financial structuring and strategies. He has also served on a number of boards. Since 2005, Mr. Rice has served as Director of New Mexico Angels, Inc., a New Mexico based group of accredited individual angel investors. Since 2016, Mr. Rice has served as Director of Akal Security, Inc. He was also a Director of Detector Networks International from 2010-2012, where he successfully negotiated the principal component of a business turnaround for the company. Mr. Rice is an honors graduate of Harvard College.

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

While at Arthur D. Little, Mr. Garofalo was the lead manager on a number of major studies for Fortune 500 client organizations in product/market forecasting, technology trends assessments, market research, strategic business planning and evaluations of diversification and acquisition opportunities. He also assisted in the launch of CAD/CAM, CAE and Advance Manufacturing practice within the Technology group at Arthur D. Little. While at PaineWebber Corporate Finance Group, his assignments included dozens of business development, corporate development and corporate finance projects including private placements of equity financing, mergers, acquisition, divestitures and establishing joint ventures / strategic alliances.

Mr. Garofalo is an expert in strategic, competitive, and market analysis with an emphasis on business and corporate development and the maximization of shareholder value. He has served on a number of boards. He was a Director of J.M. Lafferty Associates, Inc. in Chicago, a financial analytics and portfolio research firm, when he acted as advisor in the sale of the business to Corporate Development Board. From 2000 until 2011, he was a Director of Dynagraf, Inc., one of the top Marketing Communications companies in New England, where he acted as advisor in the sale of the business to Universal Millennium.

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

Director Independence

Our Board of Directors currently consists of five members. As a result of his appointment as Chief Executive Officer, Mr. Rice is no longer considered an independent director, and Mr. Garofalo is no longer considered an independent director because on August 8, 2017 we engaged Garofalo & Associates, LLC, a limited liability company owned and controlled by Mr. Garofalo, to provide services to the Company as corporate development consultant and financial advisor. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ marketplace rules. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors.

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

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I director is John Rice, with a term expiring at our 2021 annual meeting of stockholders;

●	the Class II directors are Frank J. Garofalo and Salvatore Battinelli, with terms expiring at our 2019 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2020 annual meeting of stockholders.

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

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate. At this time, our Board is committed to the combined role given the circumstances of our company, including Mr. Rice’s knowledge of our company’s strategy. Our Board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the Board’s attention, avoids ambiguity in leadership within the Company, provides a unified leadership voice externally and clarifies accountability for Company business decisions and initiatives. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to separate the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2018, the Board of Directors held six meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2018 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under NASDAQ rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The Audit Committee met four times during 2018.

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

The Company believes that during its most recent fiscal year ended December 31, 2018, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a).

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on December 31, 2018 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

John Rice - President, Chief Executive Officer (Principal Executive Officer) and Director	2018	125,625	—		—		280,617	(3)	—		406,242
(Chairman of the Board)(2)	2017	40,500	—		17,001	(4)	—		10,925	(5)	68,426

Ronald Fisher - Vice President	2018	180,000	—		—		35,075	(6)	—		215,075
of Business Development	2017	180,000	—		—		—		—		180,000

Darren Beckett – Chief Technology	2018	142,500	—		—		47,520	(7)	—		190,020
Officer	2017	25,312	—		—		28,800	(8)	—		54,112

Mark J. Cola – Former President and	2018	147,273	32,727	(9)	—		184,015	(10)	224,818	(11)	588,833
Chief Technology Officer	2017	204,863	17,644	(9)	—		445,352	(12)	—		667,859

(1)	Actual amounts paid or accrued.
(2)	John Rice was appointed as our interim Chief Executive Officer on July 24, 2017. Prior to such appointment, Mark Cola served as our Chief Executive Officer.
(3)	On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 20,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $1.88, $1.54 and $1.48, respectively, and each is fully vested. The options had an aggregate grant date fair value of $31,010, $25,402 and $24,412, respectively, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model. The Company also granted Mr. Rice an option to purchase up to 20,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018. Such options have an exercise price per share equal to $1.10, $1.47, $1.19 and $0.87, respectively, and each is fully vested. The options had an aggregate grant date fair value of $18,184, $24,248, $19,460 and $13,975, respectively, calculated in accordance with FASB ASC Topic 718. On November 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 68,758 shares at an exercise price of $1.79. The option had an aggregate grant day fair value of $95,888 calculated in accordance with FASB ASC Topic 718. On December 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 22,916 shares at an exercise price of $1.57. The option had an aggregate grant day fair value of $28, calculated in accordance with FASB ASC Topic 718.
(4)	On February 15, 2017, in connection with his appointment to our Board of Directors, we granted Mr. Rice 5,231 shares of common stock of the Company, under the 2013 Equity Incentive Plan, with such shares to vest in four equal, successive quarterly installments.

(5)	Of the amount shown, a total of $10,925 was paid to Mr. Rice prior to his appointment as interim Chief Executive Officer in connection with the additional services as a director that Mr. Rice provided the Company with respect to the Company’s operations.
(6)	On April 19, 2018, we granted Mr. Fisher an option to purchase 28,750 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $1.22, and is vested as to 1,438 shares, and the balance of the shares under the stock option will vest in four annual installments over four years from the date of grant (the Grant Date), as follows: 1,366 shares will vest and become exercisable on the one-year anniversary of the Grant Date; 4,097 shares will vest and become exercisable on the second-year anniversary of the Grant Date; 6,828 shares will vest and become exercisable on the third-year anniversary of the Grant Date; and 15,021 shares will vest and become exercisable on the four-year anniversary of the Grant Date. The options had a grant date fair value of $28,927 calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.
(7)	On February 26, 2018 and October 18, 2018, we granted Mr. Beckett an option to purchase up to 15,000 and 20,000 shares of our common stock, respectively, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $1.56 and $1.206, respectively. The February 2018 option vests as follows: 750 shares vested and became exercisable on October 13, 2018; 2,250 shares will vest and become exercisable on October 13, 2019; 3,750 shares will vest and become exercisable on October 13, 2020; and 8,250 shares will vest and become exercisable on October 13, 2021. The October 2018 option vests in equal annual installment over four years from the date of grant. The options have an aggregate grant date fair value of $22,790 and $18,784, respectively, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.
(8)	On October 13, 2017, we granted Mr. Beckett an option to purchase up to 15,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $1.92. The option vests as follows: 750 shares vested and became exercisable on October 13, 2018; 2,250 shares will vest and become exercisable on October 13, 2019; 3,750 shares will vest and become exercisable on October 13, 2020; and 8,250 shares will vest and become exercisable on October 13, 2021. The option has an aggregate grant date fair value of $23,453, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.
(9)	Under Mr. Cola’s employment agreement, effective as of July 24, 2017, during each 12-month period during the term of Mr. Cola’s employment, he was entitled to a nondiscretionary annual founder’s bonus in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments. The amounts shown represent such bonuses earned by Mr. Cola in 2018 and 2017.
(10)	Pursuant to Mr. Cola’s employment agreement, on February 21, 2018, the Company granted Mr. Cola under the Company’s 2013 equity incentive plan (i) an option to purchase 61,750 shares of the Company’s common stock (“Option A”), and (ii) an option to purchase 61,750 shares of the Company’s common stock (“Option B”, and together with Option A, the “Options”), with the Options each (a) having an exercise price equal to $1.49, and Option A is fully vested and Option B vests and becomes exercisable in 17 equal (as closely as possible) monthly installments on the 15th day of each month commencing on March 15, 2018. The options have an aggregate grant date fair value of $179,272, calculated in accordance with FASB ASC Topic 718. The amount recognized for these awards were calculated using the Black Scholes option-pricing model.
(11)	On October 10, 2018, upon Mr. Cola’s retirement from the Company recognized the obligation for $220,000 of payroll severance and $4,818 of benefit reimbursement to be paid out in equal installments over the following 12 months ,
(12)	On February 21, 2017, an option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48, was granted to Mr. Cola under his then employment agreement. Such option is fully vested. The option had an aggregate grant date fair value of $445,352, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

Executive Officer Employment Agreements

John Rice

On August 8, 2017, we entered into an “at will” unwritten employment arrangement with Mr. John Rice, pursuant to which Mr. Rice served as our interim Chief Executive Officer and interim principal executive officer, will receive a monthly salary of $9,000, and is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Rice is eligible under his employment arrangement to participate in the Company’s 2013 Equity Incentive Plan, with equity compensation to Mr. Rice to be determined by our Compensation Committee at a later date. Effective as of Mr. Rice’s appointment as interim Chief Executive Officer, Mr. Rice is no longer entitled to receive compensation for his service as a director of the Company during his service as our interim Chief Executive Officer. On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 20,000 shares of our common stock under our 2013 Equity Incentive Plan. The Options have an exercise price per share equal to $1.88, $1.54 and $1.48, respectively, which is greater than the closing price of our common stock on the date of grant (the “Grant Date”), and each is fully vested as of the Grant Date.

The Company also granted Mr. Rice an option to purchase up to 20,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018 (each, a “Monthly Option”), and agreed that that Mr. Rice is entitled to a bonus of ( x) 100,000 shares of common stock under our 2013 Equity Incentive Plan if the average closing price of our common stock is $6.00, $7.00, $8.00 or $9.00 for three consecutive months (for a total possible bonus of up to 400,000 shares if each of the foregoing performance milestones is satisfied), and (y) the balance of any portion of the foregoing 400,000 shares if the Company is sold for a price equivalent to at least $8.00 per outstanding share of common stock while Mr. Rice serves as our Chief Executive Officer (or during the 12-month period thereafter), and that in the event that our Board of Directors determines that Mr. Rice is unable to perform his duties as our Chief Executive Officer due to an accident, illness or other event or condition which physically or mentally incapacitates Mr. Rice for a period of 45 consecutive days (“Disability”), (x) if Mr. Rice ceases to be employed by the Company as a result of a Disability, the Options will remain exercisable for the 5-year term of such Options, unless the Options are terminated pursuant to a “Corporate Transaction” (as defined in the 2013 Equity Incentive Plan); and (y) if Mr. Rice ceases to be employed by the Company as a result of a Disability, the Monthly Options will remain exercisable for the 5-year term of such Monthly Options, unless the Monthly Options are terminated pursuant to a Corporate Transaction.

On June 21, 2018, Mr. Rice’s title was changed to Chief Executive Officer of the Company. On August 1, 2018, the Company increased the annual base salary of Mr. Rice from $108,000 to $155,000. On November 1, 2018, the Company granted Mr. Rice an option to purchase 68,750 shares of the Company’s common stock under the 2013 Plan at an exercise price of $1.79 per share, with such option having a term of five years and being fully vested on the grant date. The Company also agreed to grant Mr. Rice an option under the 2013 Plan to purchase up to (i) 22,916 shares on the first day of each month commencing on December 1, 2018 and ending on July 1, 2019, and (ii) 22,922 shares on August 1, 2019 on each of November 1, 2018, February 1, 2019, May 1, 2019 and August 1, 2019 (collectively, the “Monthly Options”), so long as Mr. Rice remains an employee of the Company as of the applicable grant date (except that if Mr. Rice ceases to be employed by the Company as a result of an accident, illness or other event or condition which physically or mentally incapacitates Mr. Rice for a period of 45 consecutive days, any Monthly Option that has not been granted as of such date will still be granted on the applicable grant date), with each Monthly Option to have a 5-year term, an exercise price equal to the closing price of the Company’s common stock on the date of grant, to be vested in full on the date of grant and otherwise to be on such other terms set forth in the Company’s standard form of non-qualified stock option agreement.

Darren P. Beckett

On October 18, 2018, Darren Beckett’s title was changed from Vice President of Engineering to Chief Technology Officer of the Company. On October 18, 2018, the Company also increased the annual base salary of Mr. Beckett from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 20,000 shares of common stock under the 2013 Plan at an exercise price of $1.206 per share. The option has a term of five years and vests in equal annual installment over four years from the date of grant subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date. Mr. Beckett has served as an employee of the Company since September 25, 2017, pursuant to an “at will” employment agreement with the Company, under which he was engaged to serve as our Engineering Manager. Under the agreement, Mr. Beckett was entitled to receive an annual base salary of $135,000 prior to the foregoing increase, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On January 1, 2019 the Company granted Mr. Beckett an option to purchase up to 3,750 shares of common stock under the 2013 Plan at an exercise price of $1.50. The option has a term of five years and vests in equal annual installments over four years form the date of grant.

Ronald Fisher

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, a stock option to purchase up to 23,750 shares of common stock of the Company, at an exercise price equal to $11.80 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option vested and became exercisable as to 1,375 shares on the first anniversary of the grant date, as to 3,375 shares on the second anniversary of the grant date, as to 6,375 shares on the third anniversary of the grant date, and will vest and become exercisable as to12,625 shares on the fourth anniversary of the grant date, provided that Mr. Fisher remains an employee of the Company through such vesting date. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. Additionally, the Company granted Mr. Fisher under the 2013 Plan, effective as of August 11, 2016, a stock option to purchase up to 5,000 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vests and becomes exercisable as to (i) 300 shares on August 11, 2017, (ii) 700 shares on August 11, 2018, (iii) 1,350 shares on August 11, 2019, and (iv) 2,650 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2019 and 2020. Further, Mr. Fisher is eligible to participate in the Company’s 2011 Equity Incentive Plan and 2013 Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan

On September 18, 2017, we and Mr. Fisher entered into Amendment No. 1 to Mr. Fisher’s employment agreement, effective August 10, 2015, pursuant to which, effective as of February 11, 2017, item 2, entitled “Performance Bonuses,” of Exhibit A of Mr. Fisher’s employment agreement was deleted in its entirety and replaced with the new item 2 that was set forth in the amendment to employment agreement. Such amendment provided that Mr. Fisher would become entitled to receive performance-based stock and cash bonuses if certain milestones were satisfied by February 11, 2018, so long as Mr. Fisher remained an employee of the Company as of the date the applicable milestone was satisfied. No such bonuses were earned as of December 31, 2017. On February 21, 2018, the Company and Mr. Fisher entered into Amendment No. 2 to Mr. Fisher’s employment agreement, pursuant to which the foregoing February 11, 2018 date was extended to December 31, 2018. On January 10, 2019, the Company granted Mr. Fisher an option to purchase up to 11,832 shares of common stock in exchange for the cancellation of his accrued but unpaid vacation balance at December 31, 2018. On March 7, 2019, the Company issued 1,500 shares of common stock under the 2013 Plan to Mr. Fisher connected with the satisfaction of a performance milestone.

Former Executive Officer’s Employment Agreements

Mark J. Cola

Effective as of February 21, 2017, the Company and Mark. Cola entered into an employment agreement (the “Original Agreement”), pursuant to which, among other things reported in our previous filings with the Securities and Exchange Commission, Mr. Cola agreed to serve as the Company’s President, Chief Executive Officer and Chief Operating Officer, and was entitled to receive an annual base salary of $220,000.

In July, 2017, the Company and Mr. Cola entered into a new employment agreement (the “Employment Agreement”) for a two-year term (unless earlier terminated as provided in the Employment Agreement), pursuant to which Mr. Cola agreed to serve as the Company’s Chief Technology Officer and continue to serve as the Company’s President (with the title of Co-Founder, President and Chief Technology Officer). Under the Employment Agreement, Mr. Cola was (i) entitled to receive (a) an annual base salary of $180,000 (the “Base Salary”), and (b) during each 12-month period during the term of Mr. Cola’s employment, a nondiscretionary annual founder’s bonus (the “Annual Bonus”) in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments, and (ii) eligible to receive one or more additional bonuses (“Discretionary Bonuses”) in recognition of extraordinary accomplishments.

Effective as of immediately prior to the Effective Date, the Original Agreement was terminated by the parties, and Mr. Cola resigned as Chief Executive Officer, Chief Operating Officer and as a director of the Company. The parties agreed that the Nonqualified Stock Option Agreement, dated as of February 21, 2017, between the Company and Mr. Cola evidencing the grant to Mr. Cola under the Original Agreement of a stock option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48 (the “Original Option”) was amended under the Employment Agreement such that (a) any unvested portion of the Original Option immediately and automatically vested as a result of a Termination Event (as defined below), (b) the definition of “Termination For Cause” under the Original Option was replaced with the definition of “Cause” under the Employment Agreement, and (c) upon the occurrence of a Corporate Transaction (as defined in the 2013 Equity Incentive Plan of the Company), the Original Option, if outstanding as of the date of such applicable Corporate Transaction, will remain outstanding and exercisable in accordance with its terms, except as provided in the Employment Agreement.

Under the Employment Agreement, Mr. Cola was entitled to receive (a) an annual base salary of $180,000 (the “Base Salary”), and (b) during each 12-month period during the term of Mr. Cola’s employment, a nondiscretionary annual founder’s bonus (the “Annual Bonus”) in the total amount of $40,000, payable and earned in 24 equal bi-monthly installments.

Pursuant to the Employment Agreement, on February 21, 2018, the Company granted Mr. Cola under the Company’s 2013 equity incentive plan (i) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option A”), and (ii) a ten-year non-qualified stock option to purchase 61,750 shares of the Company’s common stock (“Option B”, and together with Option A, the “Options”), with the Options each (a) having an exercise price equal to the closing price of the Company’s common stock on the date of grant (i.e., February 21, 2018), (b) to vest and become exercisable in seventeen equal (as closely as possible) monthly installments on the 15th day of each month commencing on March 15, 2018, subject in each case to Mr. Cola’s continuing employment, and (c) to be on such other terms set forth in the Company’s standard form of non-qualified stock option agreement (except that the definition of “Termination For Cause” under such agreement was replaced with the definition of “Cause” under the Employment Agreement). Additionally, (x) upon the occurrence of a Corporate Transaction, all stock options of the Company held by Mr. Cola as of the date of such applicable Corporate Transaction will remain outstanding and exercisable in accordance with their terms (except as provided in the Employment Agreement and as set forth in (y) below), and (y) upon the occurrence of a Change of Control (as defined in the Employment Agreement), his unvested stock options will fully vest.

On September 10, 2018, Mr. notified us that he would retire from the Company, effective October 10, 2018. Mr. Cola is entitled to receive the severance and other benefits described in his Employment Agreement. Effective as of his retirement, Mr. Cola became Chief Technology Officer Emeritus. Mr. Cola and the Company have entered into a consulting agreement under which he will continue to provide services to the Company on an as needed basis.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth outstanding equity awards issued under our 2013 Equity Incentive Plan as of December 31, 2018 that are held by our named executive officers.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
John Rice(1)	20,000	—	1.88	4/18/23
	20,000	—	1.54	4/18/23
	20,000	—	1.48	4/18/23
	20,000	—	1.10	4/29/23
	20,000	—	1.47	5/30/23
	20,000	—	1.19	6/29/23
	20,000	—	1.87	7/30/23
	68,750	—	1.79	12/31/23
	22,916	—	1.57	11/30/23
Mark J. Cola(2)	123,750	—	3.48	2/20/27
	72,648	50,852	1.49	2/20/28
Ronald Fisher(3)	11,125	12,625	11.80	8/10/25
	1,000	4,000	10.56	8/22/26
	1,438	27,312	1.22	4/18/23
Darren Beckett(4)	750	14,250	1.92	10/12/22
	—	15,000	1.56	2/25/28
	—	20,000	1.22	10/17/23

(1) On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 20,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $1.88, $1.54 and $1.48, respectively, and each is fully vested. The Company also granted Mr. Rice an option to purchase up to 20,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018. Such options have an exercise price per share equal to $1.10, $1.47, $1.19 and $0.87, respectively, and each is fully vested. On November 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 68,758 shares at an exercise price of $1.79. On December 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 22,916 shares at an exercise price of $1.57.

(2) Pursuant to Mr. Cola’s employment agreement, on February 21, 2018, the Company granted Mr. Cola under the Company’s 2013 equity incentive plan (i) an option to purchase 61,750 shares of the Company’s common stock (“Option A”), and (ii) an option to purchase 61,750 shares of the Company’s common stock (“Option B”, and together with Option A, the “Options”), with the Options each (a) having an exercise price equal to $1.49, and Option A is fully vested and Option B vests and becomes exercisable in 17 equal (as closely as possible) monthly installments on the 15th day of each month commencing on March 15, 2018. On February 21, 2017, an option to purchase up to 123,750 shares of the Company’s common stock at an exercise price per share equal to $3.48, was granted to Mr. Cola under his then employment agreement. Such option is fully vested.

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

(4) On February 26, 2018 and October 18, 2018, we granted Mr. Beckett an option to purchase up to 15,000 and 20,000 shares of our common stock, respectively, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $1.56 and $1.206, respectively. The February 2018 option vests as follows: 750 shares vested and became exercisable on October 13, 2018; 2,250 shares will vest and become exercisable on October 13, 2019; 3,750 shares will vest and become exercisable on October 13, 2020; and 8,250 shares will vest and become exercisable on October 13, 2021. The October 2018 option vests in equal annual installment over four years from the date of grant. On October 13, 2017, we granted Mr. Beckett an option to purchase up to 15,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $1.92. The option vests as follows: 750 shares vested and became exercisable on October 13, 2018; 2,250 shares will vest and become exercisable on October 13, 2019; 3,750 shares will vest and become exercisable on October 13, 2020; and 8,250 shares will vest and become exercisable on October 13, 2021

Equity Awards

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

2013 Equity Incentive

Plan Purpose

Our Board of Directors adopted the 2013 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our 20 current employees, directors and consultants are eligible to participate in the 2013 Plan.

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

Subject to the provisions of the 2013 Plan relating to adjustments upon changes in common stock, an aggregate of 1,650,000 shares of common stock are currently subject to outstanding awards under the 2013 Plan or future awards under the 2013 Plan.

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

As of March 27, 2019, there were 1,161,891 shares previously issued or subject to outstanding awards under the 2013 Plan and 488,109 shares were available for future issuance under the 2013 Plan.

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

Under our director compensation program, each non-employee director will receive annual compensation of $27,000 and 50,000 shares of restricted common stock, which vest ratably each quarter. In addition, the Chairperson of the Audit Committee will receive a $5,000 annual retainer in cash. All cash fees are to be paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee periodically evaluates our director compensation program and determines whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2018 for their services as directors of the Company. The compensation of Mr. Rice, who serves as a director and serves as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Total ($)
Salvatore Battinelli(1)	27,000	64,066	—	91,066
Dennis Duitch(2)	32,000	64,066	—	96,066
Frank Garofalo(3)	27,000	27,000	—	91,066
Kent Summers(4)	68,475	64,066	—	132,541

(1)	The fees shown were paid to Mr. Battinelli for services as a director. In January and April 2018, the Company issued 5,814 and 44,186 shares, respectively, of the Company’s common stock to Mr. Battinelli, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $10,000 or $1.72 per share and $54,066 or $1.22 per share, respectively.
(2)	The fees shown were paid to Mr. Duitch for services as a director, including $5,000 as a retainer for serving as the Chairman of the Audit Committee. In January and April 2018, the Company issued 5,814 and 44,186 shares, respectively, of the Company’s common stock to Mr. Duitch, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $10,000 or $1.72 per share and $54,066 or $1.22 per share, respectively.
(3)	The fees shown were paid to Mr. Garofalo for services as a director. In January and April 2018, the Company issued 5,814 and 44,186 shares, respectively, of the Company’s common stock to Mr. Garofalo, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $10,000 or $1.72 per share and $54,066 or $1.22 per share, respectively.
(4)	The fees shown were paid to Mr. Summers for services as a director, including $42,750 for his additional services as a director in his capacity as the Chairman of the Special Projects Committee. In January and April 2018, the Company issued 5,814 and 44,186 shares, respectively, of the Company’s common stock to Mr. Summers, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment and service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $10,000 or $1.72 per share and $54,066 or $1.22 per share, respectively
(5)	This column represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table sets forth certain information regarding beneficial ownership of our common stock as of March 27, 2019 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 10,536,090 shares of our common stock outstanding on March 27, 2019. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of March 27, 2019 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
John Rice(1)	305,646		2.90%
Ronald Fisher(2)	27,261	*
Darren Beckett(3)	750	*
Salvatore Battinelli(4)	108,213		1.03%
Dennis Duitch(4)	107,489		1.02%
Frank J. Garofalo(4)	110,000		1.04%
Kent J. Summers(4)	100,000		0.95%
Mark J. Cola(5)	232,720		2.21%
All executive officers and directors as a group persons)(6)	997,644		9.4%
5% or Greater Stockholders Carl I. Schwartz(7)	1,500,000		14.24%

*Less than 1%.

(1)	Includes 300,414 shares that may be acquired now or within 60 days of March 27, 2019 upon the exercise of outstanding stock options
(2)	Includes 26,761 shares that may be acquired now or within 60 days of March 27, 2019 upon the exercise of outstanding stock options.
(3)	Includes 750 shares that may be acquired now or within 60 days of March 27, 2019 upon the exercise of outstanding stock options
(4)	Includes (i) 5,814 shares that vest in four equal (as closely as possible) installments, beginning on April 18, 2018., and (ii) 44,186 shares that vest in four equal (as closely as possible) installments, beginning on April 19, 2018.
(5)	Includes 232,720 shares that may be acquired now or within 60 days of March 27, 2019 upon the exercise of outstanding stock options.
(6)	Includes 566,210 shares that may be acquired now or within 60 days of March 27, 2019 upon the exercise of outstanding stock options.
(7)	According to a report on Schedule 13G filed with the SEC on February 13, 2019, Carl I Schwartz has sole voting and dispositive power over the shares shown. The address of Carl I. Schwartz is 3750 Las Vegas Blvd. South, Apartment 4303, Las Vegas, Nevada, 89518.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2018.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
2011 Equity Incentive Plan(1)	0	0	750
2013 Equity Incentive Plan(2)	3,901,867	$3.50	508,135
Equity compensation plans not approved by security holders	-	N/A	-

(1) On March 9, 2011, the Company’s board of directors approved the Company’s 2011 Equity Incentive Plan, which was approved on March 31, 2011 by holders of at least a majority of the issued and outstanding shares of common stock of the Company. As of December 31, 2018, the Company issued an aggregate of 154,250 shares of the Company’s common stock pursuant to the Company’s 2011 Equity Incentive Plan.

(2) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2018, the Company issued an aggregate of 315,598 shares of the Company’s common stock, as well as options to purchase up to 826,267 shares of the Company’s common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan. On October 18, 2018, an amendment to our 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company, to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 1,650,000.

Other Equity Compensation

We have entered into various engagement and placement agent agreements with Dawson James Securities, Inc. (“Dawson”) for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in April 2018 to purchase up to 140,0000 shares of common stock at an exercise price of $1.47 per share and a Unit Purchase Option issued in June 2018 to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock at an exercise price of $1.08.

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

On September 14, 2017, we entered into an employment letter agreement with Nannette Toups, effective September 28, 2017 (the “Effective Date”), pursuant to which Ms. Toups agreed to serve as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer and Secretary on an “at-will” basis. Under the employment letter agreement, Ms. Toups is entitled to (i) an annual base salary of $110,000 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on an annual assessment of Ms. Toups’ performance and other factors), (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and (iii) a grant under our 2013 Plan of (1) a five-year stock option to purchase up to 2,500 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and vested and became exercisable in full on the Effective Date, and (2) a five-year stock option to purchase up to 47,500 shares of common stock of the Company, which will have an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and which will vest and become exercisable as follows: 3,065 shares vested and became exercisable on the one-year anniversary of the Effective Date, 7,125 shares will vest and become exercisable on the second-year anniversary of the Effective Date, 11,185 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 26,125 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Ms. Toups’ remains an employee of the Company through such vesting date. The options are on such other terms and provisions as are contained in the Company’s standard form nonqualified stock option agreement. On December 16, 2018, the Company increased the annual base salary of Ms. Toups to $135,000, and on January 1, 2019, the Company granted Ms. Toups an option to purchase up to 16,000 shares of common stock under the 2013 Plan, at an exercise price of $1.50 per share, The option has a term of five years and vests in equal annual installments over four years from the date of grant.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee has approved Haynie & Company (“H&C”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2018.

During the Company’s two most recent fiscal years, neither we nor anyone acting on our behalf consulted with H&C regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that H&C concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed with respect to the years ended December 31, 2018 and 2017:

	2018	2017
Audit Fees	$85,270	$91,173
Audit Related Fees	14,600	—
Tax Fees	4,000	—
All Other Fees	—	—
	$103,870	$91,173

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

Auditor Independence

In our fiscal year ended December 31, 2018, there were no professional services provided, other than those listed above, that would require our Audit Committee to consider their compatibility with maintaining the independence of H&C.

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

1.2	Placement Agency Agreement, dated as of March 13, 2019, between Sigma Labs, Inc. and Dawson James Securities, Inc..(filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.**
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.3 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).
3.4	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 21, 2016, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.6	Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.7	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
3.8

Certificate of Designation of Rights, Preference and Privileges of Series C Convertible Preferred Stock of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

3.9	Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).
10.2	2011 Equity Incentive Plan adopted by the Board of Directors as of March 9, 2011 (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on May 16, 2011, for the period ended March 31, 2011, and incorporated herein by reference).*
10.3	2013 Equity Incentive Plan, as amended, of Sigma Labs, Inc. (the “Plan”) (previously filed by the Company as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 7, 2018, and incorporated herein by reference).*

10.4	Form of Nonqualified Stock Option Agreement for the 2013 Equity Incentive Plan . * **
10.5	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.6	Form of Restricted Stock Agreement for the 2013 Equity Incentive Plan.* **
10.7	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.8	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.9	Securities Purchase Agreement, dated as of October 17, 2016, by and among Sigma Labs, Inc. and the investors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.10	Form of Secured Convertible Note issued as of October 17, 2016 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.11	Security Agreement, dated as of October 17, 2016, by and between Sigma Labs, Inc. and L 1 Capital Global Opportunities Master Fund Ltd, in its capacity as Collateral Agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 20, 2016, and incorporated herein by reference).
10.12	Amended and Restated Employment Agreement, dated as of July 24, 2017, between Sigma Labs, Inc. and Mark J. Cola. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2017 and incorporated herein by reference).*
10.13	Summary of unwritten Employment Agreement between Sigma Labs, Inc. and John Rice entered into on August 8, 2017 (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).*
10.14	Employment Letter Agreement, effective as of September 28, 2017, between Sigma Labs, Inc. and Nannette Toups (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.15	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.16	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.17	Form of Amendment of Warrant and Note, entered into as of September 29, 2017, between the Company and the Holders named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2017 and incorporated herein by reference).
10.18	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.19	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2018, for the period ended September 30, 2018, and incorporated herein by reference).*

23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

April 1, 2019	By:	/s/ John Rice
John Rice
President and Chief Executive Officer (Principal Executive Officer)

April 1, 2019	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rice	President and Chief Executive Officer	April 1, 2019
John Rice	(Principal Executive Officer) and Director

/s/ Nannette Toups	Chief Financial Officer	April 1, 2019
Nannette Toups	(Principal Financial and Accounting Officer)

/s/ Salvatore Battinelli	Director	April 1, 2019
Salvatore Battinelli

/s/ Dennis Duitch	Director	April 1, 2019
Dennis Duitch

/s/ Frank Garofalo	Director	April 1, 2019
Frank Garofalo

/s/ Kent Summers	Director	April 1, 2019
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sigma Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigma Labs, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 1, 2019

We have served as the Company’s auditor since 2018.

Sigma Labs, Inc.

Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$1,279,782	$1,515,674
Accounts Receivable, net	38,800	104,538
Note Receivable, net	121,913	788,500
Inventory	240,086	192,705
Prepaid Assets	67,255	55,278
Total Current Assets	1,747,836	2,656,695

Other Assets:
Property and Equipment, net	277,944	411,643
Intangible Assets, net	404,978	294,396
Investment in Joint Venture	500	500
Prepaid Stock Compensation	-	31,576
Total Other Assets	683,422	738,115

TOTAL ASSETS	$2,431,258	$3,394,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$217,488	$100,884
Note Payable	50,000	100,000
Deferred Revenue	51,498	35,680
Accrued Expenses	376,833	146,330
Total Current Liabilities	695,819	382,894

Long-Term Liabilities	-	-

TOTAL LIABILITIES	695,819	382,894

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock, $0.001 par; 22,500,000 shares authorized; 8,776,629 and 4,978,929 issued and outstanding, respectively	8,777	4,979
Additional Paid-In Capital	21,501,407	17,192,394
Accumulated Deficit	(19,774,745)	(14,185,457)
Total Stockholders’ Equity	1,735,439	3,011,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,431,258	$3,394,810

See accompanying notes to financial statements

Sigma Labs, Inc.

Statements of Operations

	Years Ended
	December 31, 2018	December 31, 2017
REVENUES	$388,574	$641,049

COST OF REVENUE	270,107	272,372

GROSS PROFIT	118,467	368,677

EXPENSES:
Salaries & Benefits	2,056,584	1,509,672
Stock-Based Compensation	1,145,530	719,796
Operating R&D Costs	493,410	302,043
Investor & Public Relations	633,035	554,990
Legal & Professional Service Fees	564,854	563,300
Office Expenses	466,657	324,920
Depreciation & Amortization	192,374	196,943
Other Operating Expenses	134,827	95,990
Total Operating Expenses	5,687,271	4,267,654

LOSS FROM OPERATIONS	(5,568,804)	(3,898,977)

OTHER INCOME (EXPENSE)
Interest Income	35,178	40,107
State Incentives	-	154,568
Change in fair value of derivative liabilities	-	(186,908)
Exchange Rate Gain (Loss)	162	-
Interest Expense	(3,966)	(161,852)
Loss on Disposal of Assets	(36,733)	(13,161)
Debt discount amortization	-	(358,280)
Total Other Income (Expense)	(5,359)	(525,526)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,574,163)	(4,424,503)

Provision for Income Taxes	-	-

Net Loss	$(5,574,163)	$(4,424,503)

Preferred Dividends	(15,125)	-

Net Loss applicable to Common Stockholders	$(5,589,288)	$(4,424,503)

Net Loss per Common Share - Basic and Diluted	$(.81)	$(1.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	6,898,047	4,403,479

See accompanying notes to financial statements

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Years Ended December 31, 2018 and 2017

	Common	Common	Additional
	Stock	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance December 31, 2016	3,133,789	$3,135	$10,734,857	$(9,760,954)	$977,038

Shares issued for services – net of forfeitures	32,684	32	75,546	-	75,578

Fractional shares issued at reverse stock split	1,178	1	-	-	1

Shares and warrants sold in public offering, net of offering costs	1,410,000	1,410	5,071,226	-	5,072,636

Shares issued from exchange of unit purchase options	141,000	141	(141)	-	-

Shares issued for note & accrued interest conversion	204,278	204	408,352	-	408,556

Shares issued from exercise of warrants	56,000	56	111,944	-	112,000

Write-off of derivative liability - note conversions	-	-	280,114	-	280,114

Stock based compensation	-	-	510,496	-	510,496

Net loss	-	-	-	(4,424,503)	(4,424,503)
Balance December 31, 2017	4,978,929	$4,979	$17,192,394	$(14,185,457)	$3,011,916

Shares issued for services – net of forfeitures	200,000	200	256,064	-	256,264

Shares and warrants sold in public offering, net of offering costs	2,040,000	2,040	1,720,360	-	1,722,400

Convertible preferred shares sold	-	-	1,224,000	-	1,224,000

Shares issued for conversion of preferred	1,350,000	1,350	(1,350)	-	-

Shares issued from exercise of warrants	177,900	178	191,954	-	192,132

Shares issued for note & accrued interest conversion	25,000	25	49,975	-	50,000

Shares issued for cashless exchange of warrants	4,800	5	(5)	-	-

Preferred dividends paid upon conversion	-	-	-	(15,125)	(15,125)

Stock based compensation	-	-	868,015	-	868,015

Net loss	-	-	-	(5,574,163)	(5,574,163)

Balance December 31, 2018	8,776,629	$8,777	$21,501,407	$(19,774,745)	$1,735,439

See accompanying notes to financial statements

Sigma Labs, Inc. and Subsidiaries

Statements of Cash Flows

	Years Ended
	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES
Net Loss	$(5,574,163)	$(4,424,503)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	192,374	196,943
Stock Based Compensation	1,145,530	719,796
Loss on Write-off of Asset	36,733	13,161
Refund on Write-off of Asset	-	15,700
Loss on Change in Derivative Balance	-	186,908
Original Issue Discount Amortization	-	88,442
Debt Discount Amortization	-	358,280
Change in assets and liabilities:
Accounts Receivable	65,738	183,698
Interest Receivable	34,390	-
Inventory	(24,844)	(5,464)
Prepaid Assets	(1,652)	(16,957)
Accounts Payable	116,604	(11,291)
Deferred Revenue	15,818	32,365
Accrued Expenses	230,501	24,529
NET CASH USED IN OPERATING ACTIVITIES	(3,762,971)	(2,638,393)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(79,116)	(69,463)
Purchase of Intangible Assets	(149,409)	(70,997)
Advance of Funds for Notes Receivable	-	(788,500)
Payment Received from Notes Receivable	632,197	-
NET CASH (PROVIDED BY) INVESTING ACTIVITIES	403,672	(928,960)

FINANCING ACTIVITIES
Gross Proceeds from issuance of Convertible Preferred and Warrants	1,350,000	-
Gross Proceeds from issuance of Common Stock and Warrants	2,040,100	5,823,300
Less Offering Costs	(443,700)	(750,664)
Payments on Notes Payable	-	(500,000)
Proceeds from exercise of Warrants	192,132	112,000
Dividends on Preferred	(15,125)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,123,407	4,684,636

NET CHANGE IN CASH FOR PERIOD	(235,892)	1,117,283

CASH AT BEGINNING OF PERIOD	1,515,674	398,391

CASH AT END OF PERIOD	$1,279,782	$1,515,674

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Write-off of Derivative Liability	$-	$(280,114)
Conversion of Convertible Debt for Stock	$(50,000)	$(408,556)
Common Stock Issued for Conversion of Series B&C Preferred	1,350	-
Common Stock Issued for Cashless Exchange of Warrants	5	-

Other noncash operating activities disclosure:
Issuance of Common Stock for services	$256,264	$75,578

Disclosure of cash paid for:
Interest	$12,205	$89,348
Income Taxes	$-	$-

See accompanying notes to financial statements

SIGMA LABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2018 and 2017 and for the periods then ended have been made.

Reclassification – Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements. In addition, $153,013 of issuance costs associated with the February 2017 capital raise have been reclassified from operating costs to additional paid-in- capital.

Continuing Operations – The Company has sustained losses and had negative cash flows from operating activities since its inception. In 2017 and 2018, management has reported a change of strategy under which the Company ceased to make sales and installations for research and development applications in order to focus its efforts entirely on potential customers already manufacturing 3D metal parts and therefore, already in need of quality improvement. As a result of this change there was a significant decrease in revenues beginning in September 2017 which the Company hopes to replace with orders for serial production following the successful completion of Proof of Concept installations. The Company has raised significant equity capital as it continues to develop new products with commercial applications that may increase future revenues. On February 21, 2017, the Company closed an underwritten public offering of equity securities resulting in net proceeds of approximately $5,097,000, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company was able to fund operations for 2017 with these funds and end the year with a cash balance of $1,515,674. On March 28, 2018, Sigma received $535,000 in full payment of the Morf 3D note and related accrued interest balance. In addition, on April 6, 2018, the Company closed a private placement offering of equity securities resulting in net proceeds of approximately $877,500, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018 the Company closed a public offering of equity securities including the sales of Series C Preferred Stock resulting in net proceeds of approximately $2,068,900, after deducting placement agent commissions and other offering expenses payable by the Company. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company.

As a result, the Company currently has sufficient cash and working capital to fund operations through the end of the third quarter of 2019 and is anticipating that Phase II proof of concept contracts may be closed in the second and third quarter of fiscal 2019 generating additional cash flow in the near term. In addition, the Company has access to public and private markets from which to derive additional financing to sustain operations beyond that term, if required.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding  warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2018 the Company had 3,050,600 warrants, 826,267 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 3,901,867. At December 31, 2017 the Company had 1,434,000 warrants, 299,938 stock options and a $100,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 1,783,938.

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

In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets on an ongoing basis. This review in 2017 indicated that the actual useful life of the leasehold improvements the Company made to the leased facilities at 3900 Paseo del Sol, Santa Fe, New Mexico in 2014, is less than the fifteen-year estimated useful life that was being used for depreciation purposes in the Company’s financial statements. As a result, effective January 1, 2017, the Company changed the estimated useful life of these improvements to seven years. The effect of this change in estimate was to increase 2017 depreciation expense by $12,291.

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

Although the Company had no other financial instruments requiring fair value disclosures, during 2017, the company wrote off a $93,206 fair value amount of a derivative liability balance from December 31, 2016. The derivative liability was the result of the original $1 million of Notes, and the 80,000 warrants, that were issued in October 2016, both of which contain anti-dilution provisions in the event the Company engages in specified transactions which occurred in February 2017. As a result, the instruments no longer required derivative treatment and were written off in February 2017. The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Notes & Warrants
Balance December 31, 2016	$93,206
Change in fair value	186,908
Write-off of derivative	(280,114)
Balance December 31, 2017	$-

During 2018 there were no instruments measured at fair value on a recurring basis.

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2018 and 2017 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2018 and 2017, the Company recognized no interest and penalties. All tax years starting with 2015 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2018 or 2017.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No impairment was recorded in the year ended December 31, 2017. $50,255 of dental patents were written off in January of 2018.

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

Revenue Recognition – The Company’s revenue is derived primarily from sales of our software and related hardware suite and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted this new revenue recognition standard along with is related amendments on January 1, 2018 and have updated our accounting policy for revenue recognition. As expected, at our current level of revenue, the adoption of this new standard did not impact our financial position or results of operations operating cash flows.

In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

Deferred Stock Offering Costs – Costs related to stock offerings (if any) are deferred and will be offset against the proceeds of the offering in additional paid-in capital. In the event a stock offering is unsuccessful, the costs relating to the offering will be written-off directly to expense.

Inventory – Inventories consisting of raw materials used in the production of customized parts totaled $240,086 and $192,705, as of December 31, 2018 and 2017, respectively, and nominal work-in-process components which will be sold to customers. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2018 and 2017 were $493,410 and $302,043, respectively.

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bore interest at the rate of 7% per annum, was due and payable in full on May 1, 2018, was secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. The purpose of the loan was to provide working capital to Jaguar to, among other things, start up a metallurgical laboratory and become ASM9100 certified for contracts related to AM of high-precision aerospace and defense components, in furtherance of our strategic alliance. Sigma received from Jaguar priority for use of certain machines and services of Jaguar. On April 27, 2018, the promissory note was amended whereby the due date of the note was extended to June 1, 2018 in exchange for a cash payment of $5,000 received on May 1, 2018, 50% of which will be retained as payment for the 30-day extension. On June 6, 2018 the promissory note was amended whereby the due date was extended to August 1, 2018 in exchange for cash payments of $10,000 by each of June 7, 2018 and July 1, 2018, $8,000 of which is to be retained as payment for the 60-day extension. The first of the $10,000 payments was received by the Company on June 6, 2018. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197, the balance, of which, was applied to the principal balance of the note. The holder of the promissory note has committed to paying the remaining principal balance along with accumulated interest on or before April 15, 2019. The December 31, 2018 principal balance of the note was $117,803 and the accumulated interest balance due was $4,110.

On March 27, 2017, the Company made a loan in the principal amount of $500,000 bearing interest at the rate of 7% per annum to Morf3D, Inc., an Illinois corporation, pursuant to a Secured Convertible Promissory Note dated March 27, 2017 delivered by Morf3D to the Company. The $500,000 loan principal and $35,000 of accumulated interest was paid in full on March 17, 2018.

NOTE 3 - Inventory

At December 31, 2018 and December 31, 2017, the Company’s inventory was comprised of:

	December 31 2018	December 31, 2017
Raw Materials	$168,623	$127,076
Work in Process	46,688	251
Finished Goods	24,775	65,378
Total Inventory	$240,086	$192,705

NOTE 4 – Property and Equipment

The following is a summary of property and equipment, purchased, used and depreciated over a five year period, less accumulated depreciation, as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Property and Equipment	$1,074,888	$1,027,966
Less: Accumulated Depreciation	(796,944)	(616,322)
Net Property and Equipment	$277,944	$411,643

Depreciation expense on property and equipment was $190,280 and $193,892 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – Intangible Assets

The Company’s intangible assets consist of Patents and Patent Pending Applications.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2018, the Company wrote off $37,649 of issued patent cost and $13,522 of related accumulated amortization along with $12,606 of provisional patent application cost as a result of the Company’s decision to abandon one patent and three pending patent applications that were specific to medical implants. In addition, $25,021 of cost related to the patent issued to us on June 19, 2018 was reclassified from provisional patent application to patent status and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2018 and 2017, respectively:

	Year Ended December 31,
	2018	2017
Provisional Patent Applications	$366,353	$254,570
Patents	47,073	59,701

Less: Accumulated Amortization	(8,448)	(19,875)

Net Intangible Assets	$404,978	$294,396

Amortization expense on intangible assets was $2,094 and $3,051 for the years ended December 31, 2018 and 2017.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2019	$2,769
2020	2,769
2021	2,769
2022	2,769
Thereafter	27,549

$38,625

NOTE 6 - Notes Payable

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

In December 2017, the Holders Converted $400,000 of the $500,000 Notes principal and $8,556 of accrued interest on one of the notes into 204,278 shares of common stock and exercised 56,000 of the warrants @ $2.00 per share for 56,000 additional shares of common stock.

In April 2018, the Company entered into an amendment of the remaining $100,000 Note which extended the payment due date to October 18, 2018, deleted the covenant providing for acceleration of the payment due date in the event of a public offering closing of at least $3,000,000 and required the Company to pay the balance of accrued and unpaid interest as of the effective date of the amendment. The Company paid the $8,761 balance of accrued interest to the holder in April 2018.

In May 2018 the Holder Converted $50,000 of the Note principal into 25,000 shares of common stock and executed a cashless exercise of 24,000 of the warrants for an additional 4,800 shares of common stock.

In October 2018, the Note was amended pursuant to which the due date was extended to April 18, 2019. Under the amendment, Sigma paid the $3,444 total accrued interest balance as of October 18, 2018 and agreed to make future payment dates of accrued interest on December 31, 2018 and April 18, 2019.

At December 31, 2018 the Company had the remaining $50,000 Convertible Note outstanding plus accrued interest of $1,028. The accrued interest amount was paid to the holder in January 2019.

NOTE 7 – Stockholders’ Equity

Common Stock

Effective February 15, 2017, our Articles of Incorporation were amended to provide for a reverse stock split of the outstanding shares of our common stock on a 1-for-2 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

The effects of the stock split have been retroactively reflected to all periods presented.

Effective March 5, 2018, the Articles of Incorporation were again amended to increase the authorized number of shares of common stock to 15,000,000.

Effective October 18, 2018, the Articles of Incorporation were again amended to increase the authorized number of shares of common stock to 22,500,000.

In 2018, the Company issued 200,000 shares of common stock to directors valued at $1.28 per share, or $256,264.

In May 2018, we issued an aggregate of 1,000,000 shares of common stock upon conversion of the 1,000 shares of Series B Preferred Stock issued in April 2018 (as described below under “Preferred Stock”).

In May 2018, the Company issued 29,800 shares of common stock as the result of a conversion of the $50,000 principal balance of Notes Payable and the cashless exercise of 24,000 warrants.

In June 2018, as part of its public offering of equity securities described in Note 1, the Company issued 350 shares of Series C convertible preferred stock, 2,040,000 shares of common stock, and warrants to purchase a total of 717,000 shares of common stock (including the warrants described under “Preferred Stock” below that were issued on June 26, 2018). Each warrant has an initial price of $1.08 per share. The net proceeds to the Company were approximately $2,068,900 after commissions and other offering expenses. The Company also issued to Dawson James Securities, Inc., its placement agent in the public offering, a Unit Purchase Option to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock at an exercise price of $1.08 as compensation.

Between August and October 2018, the Company issued 350,000 shares of common stock upon conversion of 350 shares of Series C Preferred Stock issued in June 2018 (as described below under “Preferred Stock”).

Between October and December 2018, the Company issued 177,900 shares of common stock as the result of the exercise of warrants resulting in cash proceeds of $192,132.

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

In 2017, the Company issued 40,934 shares of common stock to directors at an average value of $2.09 per share, or $85,408. Also in 2017, 7,500 shares previously issued to a director and 750 shares previously issued to an employee, with a combined carrying value of $9,830, were forfeited.

Deferred Compensation

In previous years and 2018, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During 2018 and 2017, $277,515 and $209,300, respectively, of the unvested compensation cost related to these issues was recognized.

As of December 31, 2018 and 2017, the balance of unvested compensation to be recognized was $21,355 and $31,576, respectively, and is recorded as prepaid stock compensation as of those dates.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at December 31, 2018 or 2017.

In April 2018, the Company issued 1,000 shares of the Company’s newly-created non-voting Series B Convertible Preferred Stock, which were convertible into 1,000,000 shares of common stock and warrants to purchase an aggregate of 750,000 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000. The warrants have an initial exercise price of $1.47 per share, the closing price of the Company’s common stock reported on The NASDAQ Capital Market on April 6, 2018, subject to adjustment in certain circumstances. The net proceeds to the Company were approximately $877,500 after commissions and other offering expenses. The Company also issued to Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 140,000 shares of common stock, at an exercise price of $1.47 per share, as compensation.

In June 2018, as part of the public offering described in Note 1, the Company issued 350 shares of the Company’s newly-created non-voting Series C Convertible Preferred Stock, which were convertible into 350,000 shares of common stock, and warrants to purchase an aggregate of 105,000 shares of the Company’s common stock. The warrants have an initial exercise price of $1.08 per share, 11% above the closing price of the Company’s common stock reported on The NASDAQ Capital Market on June 26, 2018, subject to adjustment in certain circumstances.

Stock Options

In October 2017, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 375,000 shares of our common stock to a total of 750,000 shares. As of December 31, 2017, an aggregate of 750 shares and 450,062 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

In October 2018, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 900,000 shares of our common stock to a total of 1,650,000 shares. As of December 31, 2018, an aggregate of 750 shares and 508,885 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

During 2018, the Company granted a total of 534,329 options to 18 employees and 1 consultant with vesting periods ranging from immediately/upon issue to 4 years beginning February 2018. In 2018, 415,492 options vested and $868,015 of compensation cost was recognized during the year. As of December 31, 2018, there were options to purchase 826,267 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 500,980 shares of common stock. No options were exercised during the year ended December 31, 2018.

During 2017, the Company granted a total of 213,750 options to 5 employees with vesting periods ranging from 18 months to 4 years beginning May 2017. In 2017, 82,676 options vested, and $510,496 of compensation cost was recognized during the year. As of December 31, 2017, there were options to purchase 299,938 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 85,614 shares of common stock. As of December 31, 2017, the Company had 200,419 shares reserved for future grant under its plans and there were no options exercised during the year ended December 31, 2017.

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

Total share-based compensation expense included in the consolidated statements of operations for the years ended December 31, 2018 and 2017 is $1,145,530, of which $868,015 is related to stock options, and $719,796, of which $510,496 is related to stock options, respectively. There was no capitalized share-based compensation cost as of December 31, 2018 and 2017, and there were no recognized tax benefits during the years ended December 31, 2018 and 2017.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2018 and 2017:

Assumptions:

	2018	2017
Dividend yield	0.00	0.00
Risk-free interest rate	2.68-3.10%	1.91-2.45%
Expected volatility	104.9-137.3%	115.9-139%
Expected life (in years)	5-10	5-10

Option activity for the year ended December 31, 2018 and 2017 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2016	101,188	8.39	9.29	-
Granted	213,750	2.95	7.72	16,600
Exercised	-	-	-	-
Forfeited or cancelled	(15,000)	5.43	-	-
Options outstanding at December 31, 2017	299,938	4.57	7.33	16,600
Granted	534,329	1.45	6.58	-
Exercised	-	-	-	-
Forfeited or cancelled	(8,000)	4.59	-	-
Options outstanding at December 31, 2018	826,267	2.49	6.47	60,090
Options expected to vest in the future as of December 31, 2018	325,287	2.54	6.84	28,332
Options exercisable at December 31, 2018	500,980	2.42	6.23	31,758
Options vested, exercisable, and options expected to vest at December 31, 2018	826,267	2.49	6.47	60,090

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $1.50 closing price of our Common Stock on December 31, 2018. Sixteen of the 2018 option grants have an exercise price currently below $1.50.

At December 31, 2018, there was $312,655 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 6.47 years.

Warrants

At December 31, 2018, the Company had outstanding warrants to purchase a total of 3,050,600 shares of common stock; 1,621,500 warrants at an exercise price of $4.00 per share, which if not exercised, will expire on February 21, 2022, 890,000 warrants at an exercise price of $1.47 per share, which if not exercised, will expire on October 07, 2023, and 539,100 warrants at an exercise price of $1.08 per share, which if not exercised, will expire on June 26, 2023.

Warrant activity for the year ended December 31, 2018 and 2017 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2016	80,000	2.00	2.79
Granted	1,621,500	4.00	4.15
Exercised	(56,000)	2.00	-
Forfeited or cancelled	-	-	-
Options outstanding at December 31, 2017	1,645,500	3.97	4.11
Granted	1,607,000	1.30	4.64
Exercised	(201,900)	1.19	-
Forfeited or cancelled	-	-	-
Options outstanding at December 31, 2018	3,050,600	2.75	3.86

On May 31, 2018, 24,000 warrants with an exercise price of $2.00 were exercised in a cashless exchange transaction resulting in the issuance of 4,800 shares of the Company’s common stock.

Between October 18, 2018 and December 17, 2018, 177,900 warrants with an exercise price of $1.08 were exercised resulting in the issuance of 177,900 shares of common stock.

NOTE 8 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2015 through 2017.

 The Company has available at December 31, 2018, unused operating loss carryforwards of approximately $10,027,000, which may be applied against future taxable income and which expire in various years through 2038. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $2,123,700 and $2,929,900 at December 31, 2018 and 2017, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2018	2017
Deferred tax assets:
NOL carryover	$2,105,600	$2,929,900
Depreciation	18,100	-
Valuation allowance	(2,123,700)	(2,929,900)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the period ended December 31, 2018 and 2017 is as follows:

	2018	2017
Book Loss	$(1,170,600)	$(1,556,355)
Depreciation	13,400	-
Meals & Entertainment	2,600	3,200
Stock Compensation	242,730	-
Loss on Asset Disposal	7,714
Change in valuation allowance	904,156	1,553,200
Provision for Income Taxes	$-	$-

NOTE 9 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2018 and 2017:

	Year Ended December 31
	2018	2017
Loss from continuing
Operations available to
Common stockholders (numerator)	$(5,574,163)	$(4,424,503)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	6,898,047	4,403,479

Dilutive loss per share was not presented as the Company’s outstanding warrants, stock options and note conversion features common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2018, the Company had outstanding 3,050,600 warrants which could be converted to 3,050,600 shares of common stock, a $50,000 note payable convertible into 25,000 shares of common stock, and 826,267 stock options exercisable for 826,267 shares of common stock resulting in a potential total additional 3,901,867 common stock shares outstanding in the future. At December 31, 2017 the Company had outstanding 1,434,000 warrants which could be converted to 1,434,000 shares of common stock, a $100,000 note payable convertible into 50,000 shares of common stock, and 299,938 stock options exercisable for 299,938 shares of common stock resulting in a potential total additional 1,783,938 common stock shares outstanding in the future.

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $70,187 and $59,700 for the years ended December 31, 2018 and 2017, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2018 was $42,630. The future minimum lease payments are due during the year 2019.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2018 and 2017, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The change in the composition of customers between the two years resulted primarily from the change of focus from sales to R&D customers to Proof of Concept sales to customers preparing to initiate commercial production.

Customer	2018	2017
A	23.34%	0.77%
B	12.87%	-
C	12.62%	-
D	12.18%	28.75%
E	0.94%	19.83%
F	0.21%	14.23%
G	-	12.85%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2018 and 2017, respectively.

Customer	2018	2017

A	64.43%	-
B	17.01%	-
C	12.11%	-
D	-	44.34%
E	-	23.21%
F	-	21.33%

NOTE 11 - Joint Venture

In July 2015, we entered into a joint venture agreement with Arete Innovative Solutions LLC (“Arete”). The Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. There were no operating activities during the fiscal 2017 and net operations resulted in a loss on the investment of $105 in fiscal 2016. The Company and Arete agreed in 2017 to terminate the Joint Venture and are in the process of paying final costs. The remaining cash asset of the company will be distributed to the former partners in 2019.

Note 12 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company has elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The Company may also elect, on an annual basis, to make a discretionary contribution to the plan. Company matches and discretionary contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. The costs of matching contributions were $51,415 in 2018 and $33,725 in 2017.

NOTE 13 – Related Party Transactions

On September 10, 2018 Mr. Cola submitted notice to the Company of his resignation effective October 10, 2018. As a result, Mr. Cola was entitled to receive the severance and other benefits described under Section 10 of the Employment Agreement. As of October 10, 2018, the Company determined the total cost of the continuation to be $224,818 and recognized that amount as severance expense and a severance obligation. Through December 31, 2018, the Company has paid out $40,862 of the obligation and has a remaining obligation of $183,956 that is scheduled to be paid out in nineteen semi-monthly installments of $9,367 through October 1, 2019 and a final $5,983 installment on October 15, 2019. Effective October 10, 2018 the Company entered into a one-year Consulting Agreement with Mr. Cola as an independent contractor to provide non-exclusive consulting services to the Company on as an-needed basis at the rate of $250 per hour. The agreement provides that as long as the Consulting Agreement remains in effect, the stock options of the Company held by Mr. Cola shall remain exercisable and continue to vest in accordance with the terms of the Consultants existing stock options agreements of the Company. Through December 31, 2018, Mr. Cola has $2,678 in payment for services rendered under the Consulting Agreement.

NOTE 14 – Subsequent Events

In January 2019, Sigma issued each of its four non-employee directors 50,000 shares of common stock, under the 2013 Equity Incentive Plan, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

In January 2019, the Company granted to twelve employees options under the 2013 Equity Incentive Plan options to purchase an aggregate of up to 99,376 shares of common stock, with each option having an exercise price equal to $1.50 per share, which was the closing market price of the company’s stock on December 31, 2018, (i.e., the trading day immediately preceding the date of grant) and vesting ratably over four years on each anniversary date of the grant subject in each case to the employee’s continuing employment with the Company.

In January 2019, the Company granted to our Vice-President of Business Development a fully vested option to purchase up to 11,832 shares of common with an exercise price of $2.02, which was the closing price of the Company’s stock on the date of grant, in exchange for the cancellation of his accrued and unpaid vacation balance as of December 31, 2018.

Also in January 2019, the Company issued 90,831 shares of common stock upon the cashless exercise of Unit Purchase Options issued in our June 2018 public offering.

In January and February 2019, the Company issued a total of 67,830 shares of common stock upon the exercise of 67,830 warrants having an exercise price of $1.08 resulting in gross cash proceeds of $73,256.

In the first quarter of 2019, the Company granted our CEO and President three options (the “Options”) to purchase up to 22,916 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $1.50, $1.9262, and $2.04, respectively, and each is fully vested.

On March 9, 2019, the Company issued to our Vice President of Business Development 1,500 shares of common stock, which vested immediately, in connection with the satisfaction of a performance milestone.

On March 15, 2019, the Company closed a public offering of equity securities in which it issued 1,400,800 shares of common stock and warrants to purchase a total of 420,240 shares of common stock resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company.

During the first quarter of 2019, the Company received notice of the issuance of two new patents: Patent No. 10207489 “Systems and Methods for Additive Manufacturing Operations” and Patent No. 10226817, Material Qualification System and Methodology”.

