Form 10-Q
period 2019-03-31
SIGMA LABS, INC.
filed 2019-05-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated Filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGLB	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock, par value $0.001 per share	SGLBW	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2019, the issuer had 10,937,590 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash	$1,907,362	$1,279,782
Accounts Receivable, net	71,950	38,800
Note Receivable, net	108,474	121,913
Inventory	296,871	240,086
Prepaid Assets	92,442	67,255
Total Current Assets	2,477,099	1,747,836

Other Assets:
Property and Equipment, net	231,522	277,944
Intangible Assets, net	478,846	404,978
Investment in Joint Venture	500	500
Prepaid Stock Compensation	225,000	-
Total Other Assets	935,868	683,422

TOTAL ASSETS	$3,412,967	$2,431,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$505,883	$217,488
Notes Payable	50,000	50,000
Deferred Revenue	81,323	51,498
Accrued Expenses	290,049	376,833
Total Current Liabilities	927,255	695,819

TOTAL LIABILITIES	927,255	695,819

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding, respectively	-	-
Common Stock, $0.001 par; 22,500,000 shares authorized; 10,537,590, and 8,776,629 issued and outstanding, respectively	10,538	8,777
Additional Paid-In Capital	23,734,031	21,501,407
Accumulated Deficit	(21,258,857)	(19,774,745)
Total Stockholders’ Equity	2,485,712	1,735,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,412,967	$2,431,258

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018

REVENUES	$64,450	$103,415

COST OF REVENUE	96,555	73,795

GROSS PROFIT	(32,105)	29,620

OPERATING EXPENSES:
Salaries & Benefits	512,560	398,657
Stock-Based Compensation	254,206	161,522
Operating R&D Costs	145,272	121,977
Investor & Public Relations	157,789	180,399
Legal & Professional Service Fees	184,570	138,423
Office Expenses	166,110	95,106
Depreciation & Amortization	48,383	47,321
Other Operating Expenses	38,209	33,725
Total Operating Expenses	1,507,098	1,177,130

LOSS FROM OPERATIONS	(1,539,203)	(1,147,510)

OTHER INCOME (EXPENSE)
Interest Income	5,782	13,167
State Incentives	51,877	-
Exchange Rate Loss	(446)	-
Interest Expense	(2,122)	200
Loss on Disposal of Assets	-	(36,733)
Total Other Income (Expense)	55,091	(23,366)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,484,112)	(1,170,876)

Provision for Income Taxes	-	-

Net Loss	$(1,484,112)	$(1,170,876)

Net Loss per Common Share - Basic and Diluted	$(0.16)	$(0.23)

Weighted Average Number of Shares Outstanding - Basic and Diluted	9,334,757	4,997,534

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net Loss	$(1,484,112)	$(1,170,876)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	48,383	47,320
Stock Based Compensation	254,206	161,522
Loss on Write-off of Asset	-	36,733
Change in assets and liabilities:
Accounts Receivable	(33,150)	32,343
Interest Receivable	(1,561)	22,438
Inventory	(56,785)	76,324
Prepaid Assets	(25,187)	(1,938)
Accounts Payable	288,395	164,930
Deferred Revenue	29,825	24,351
Accrued Expenses	(86,783)	(5,396)
NET CASH USED IN OPERATING ACTIVITIES	(1,066,769)	(612,249)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(1,269)	(16,565)
Purchase of Intangible Assets	(74,560)	(39,542)
Payment Received from Notes Receivable	15,000	500,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(60,829)	443,894

FINANCING ACTIVITIES
Gross Proceeds from issuance of Common Stock and Warrants	1,961,220	-
Less Offering Costs	(281,890)	-
Proceeds from exercise of Warrants	75,848	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,755,178	-

NET CHANGE IN CASH FOR PERIOD	627,580	(168,355)

CASH AT BEGINNING OF PERIOD	1,279,782	1,515,674

CASH AT END OF PERIOD	$1,907,362	$1,347,319

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Common Stock Issued for Cashless Exchange of UPOs	88,431	-
Other noncash operating activities disclosure:
Issuance of Common Stock for services	$303,000	$40,000
Disclosure of cash paid for:
Interest	$1,028	$-
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders' Equity

For The Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2019	8,776,629	$8,777	$21,501,407	$(19,774,745)	$1,735,439

Net Loss	-	-	-	(1,484,112)	(1,484,112)
Shares sold in Public Offering	1,400,800	1,401	1,677,930	-	1,679,330
Shares issued for Exercise of Warrants	70,230	70	75,778	-	75,848
Shares Issued for Cashless Exchange of Unit Purchase Options	88,431	88	(88)	-	-
Shares Issued for Services	201,500	202	302,799	-	303,000
Stock Options Awarded to Employees	-	-	176,206	-	176,206

Balances, March 31, 2019	10,537,590	$10,538	$23,734,031	$(21,258,857)	$2,485,712

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2018	4,978,929	$4,979	$17,192,394	$(14,185,457)	$3,011,916

Net Loss	-	-	-	(1,170,876)	(1,170,876)
Shares Issued for Services	23,256	23	39,977	-	40,000
Stock Options Awarded to Employees	-	-	140,305	-	140,305

Balances, March 31, 2018	5,002,185	$5,002	$17,372,676	$(15,356,333)	$2,021,345

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2019 the Company had 3,400,610 warrants, 1,036,223 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,461,833. At March 31, 2018 the Company had 1,645,500 warrants, 493,626 stock options and a $100,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 2,139,126.

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2019 and 2018:

	Three Months Ended March 31
	2019	2018

Net Loss per Common Share - Basic and Diluted	$(.16)	$(.23)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,484,112)	$(1,170,876)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	9,344,757	4,997,534

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated this standard and determined that it will not currently require any adjustment to Sigma’s financial reporting.

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

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company, pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, is due and payable in full on August 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197, the balance, of which, was applied to the principal balance of the note. On February 14, 2019 a principal payment of $15,000 was received. The holder of the promissory note has committed to paying the remaining principal balance along with accumulated interest on or before July 31, 2019. The March 31, 2019 principal balance of the note was $102,803 and the accumulated interest balance due was $5,671.

NOTE 3 - Notes Payable

At March 31, 2019 the Company had a $50,000 convertible note outstanding due on April 18, 2019. On April 15, 2019 the Company entered into an amendment to such note, extending the due date to October 18, 2019. At March 31, 2019 the accumulated interest balance on the note was $1,250. The accrued interest amount was paid to the holder in April 2019.

NOTE 4 - Stockholders’ Equity

Common Stock

In the first quarter of 2018, the Company issued 23,256 shares of common stock for services valued at $40,000.

In January 2019, the Company issued 200,000 shares of common stock to directors valued at $1.50 per share, or $300,000, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

Also in January 2019, the Company issued 88,431 shares of common stock upon the cashless exercise of Unit Purchase Options issued in our June 2018 public offering.

In January and February 2019, the Company issued a total of 70,230 shares of common stock upon the exercise of 70,230 warrants having an exercise price of $1.08 resulting in gross cash proceeds of $75,848.

In March 2019, the Company issued 1,500 shares of common stock to the Company’s Vice President of Business Development in connection with his achievement of performance, with such shares vesting immediately.

Also in March 2019, the Company closed a public offering of equity securities in which it issued 1,400,800 shares of common stock and warrants to purchase a total of 420,240 shares of common stock resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company.

Deferred Compensation

In previous years and in the three months ended March 31, 2019, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During the three months ended March 31, 2019 and March 31, 2018, $78,000 and $21,217, respectively, of the unvested compensation cost related to these issues was recognized.

As of March 31, 2019 and December 31, 2018, the balance of unvested compensation to be recognized was $225,000 and $21,355, respectively, and is recorded as prepaid stock compensation as of those dates.

Stock Options

In October 2018, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 900,000 shares of our common stock to a total of 1,650,000 shares. As of March 31, 2019, an aggregate of 750 shares and 97,429 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

During the three months ended March 31, 2019, the Company granted options to purchase a total of 209,956 shares of common stock to 18 employees with vesting periods ranging from immediately upon issuance to 4 years beginning January 2019.

During the three months ended March 31, 2018, the Company granted options to purchase a total of 193,688 shares of common stock to 10 employees with vesting periods ranging from 22 days to 4 years beginning March, 2018.

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

Total share-based compensation expense included in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 is $254,206 and $161,522, of which $176,206 and $140,305 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2019 and 2018:

Assumptions:

	2019	2018
Dividend yield	0.00	0.00
Risk-free interest rate	2.19-2.54%	2.86-2.94%
Expected volatility	105.2-106.1%	137.2-137.3%
Expected life (in years)	5	10

Option activity for the three months ended March 31, 2019 and the year ended December 31, 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2017	299,938	4.57	6.03	-
Granted	534,329	1.45	6.31	-
Exercised	-	-	-	-
Forfeited or cancelled	(8,000)	4.59	-	-
Options outstanding at December 31, 2018	826,267	2.49	6.22	131,829
Granted	209,956	1.60	4.81	30,737
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Options outstanding March 31, 2019	1,036,223	2.31	5.94	162,566
Options expected to vest in the future as of March 31, 2019	425,893	2.18	5.94	78,339
Options exercisable at March 31, 2019	610,330	2.40	5.94	84,227
Options vested, exercisable, and options expected to vest at March 31, 2019	1,036,223	2.31	5.94	162,566

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $1.68 closing price of our Common Stock on March 29, 2019. 165,208 of the 2019 option grants have an exercise price currently below $1.68.

At March 31, 2019, there was $414,562 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.21 years.

Warrants

Warrant activity for the three months ended March 31, 2019 and 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2017	1,645,500	3.97	3.84
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Options outstanding at March 31, 2018	1,645,500	3.97

Options outstanding at December 31, 2018	3,050,600	2.75	3.86
Granted	420,240	1.61	4.96
Exercised	(70,230)	1.08	-
Forfeited or cancelled	-	-	-
Options outstanding at March 31, 2019	3,400,610	2.64	3.63

NOTE 5 - Subsequent Events

In April and May of 2019, the Company granted our CEO and President two options to purchase up to 22,916 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $1.47 and $1.50, respectively, and each is fully vested.

On May 7, 2019, the Company closed a private placement offering of equity securities in which it issued 400,000 shares of common stock and warrants to purchase a total of 200,000 shares of common stock resulting in net proceeds of approximately $515,000, after deducting placement agent fees and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this report.

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

2019 Developments

In 2019, we reported several events, including the following (in reverse chronological order):

On May 14, 2019, we announced that we will launch Version 5.0 of our PrintRite3D® platform at the RAPID+TCT 2019 Additive Manufacturing Conference in Detroit on May 21-23, 2019.

On April 30, 2019, we announced that the Company’s PrintRite3D® software has been shown to ensure process consistency and product quality in metal additive manufacturing, according to a research study sponsored by the Defense Advanced Research Project Agency (DARPA) Open Manufacturing Program and conducted in tandem with Honeywell Aerospace at Honeywell’s Advanced Manufacturing Engineering Center. The paper, titled “LPBF [Laser Powder Bed Fusion] Right the First Time—the Right Mix Between Modeling and Experiments,” discusses the validation involved in manufacturing a challenging metal component.

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

Results of Operations

We expect to generate revenue primarily by selling and licensing our IPQA technologies, selling technical support services, contract manufacturing and selling specialty parts and studies to businesses that seek to improve their manufacturing production processes and production-run quality yields. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During the three months ended March 31, 2019, we recognized revenue of $64,450, as compared to $103,415 in revenue recognized during the same period in 2018, a reduction of $38,965. $25,715 of the reduction is directly attributable to the absence of any government program work in 2019, while an additional $8,000 of it is attributable to the 100% dedication of our printer to Internal R&D in the first three months of 2019 as we accelerated development of the Inspect product.

Our Cost of Revenue for the three months ended March 31, 2019 and 2018 was $96,555 and $73,795, respectively, an increase of $24,685. The increased cost despite decreased revenue is primarily attributable to the additional travel and labor costs associated with the on-site and remote collaboration involved in initiation of the Company’s Rapid Test and Evaluation programs.

Sigma’s total operating expenses for the three months ended March 31, 2019 were $1,507,098 as compared to $1,177,130 for the same period in 2018, an increase of $391,692.

Salary and benefits costs were $512,560 for the three months ended March 31, 2019 compared to $398,657 for the same period in 2018, an increase of $113,903. This 29% cost increase correlates to an increase of 5.7 full-time equivalent employees between the two periods which is a 45% increase in employee count.

Stock-based compensation was $254,206 for the three months ended March 31, 2019 comparted to $161,522 for the same period in 2018, a $92,684, or 57%, increase.

Research and development expenditures of $145,272 were incurred during the three months ended March 31, 2019 compared to $121,977 in the same period of 2018, a 19% increase. The increase primarily results from $18,796 of consulting fees paid to a visualization subject matter expert necessary for the development of Version 5.0 of our PrintRite3D® platform to be launched at the RAPID+TCT 2019 Additive Manufacturing Conference on May 21-23, 2019.

Outside services fees incurred in the three months ended March 31, 2019 were $342,359 compared to $318,822 incurred during the same period in 2018, a 7% increase.

Office expense is the other classification of expenditures that increased materially, $71,004, or 75%, in the first three months of 2019 compared to the first three months of 2018, to $166,110 from $95,106. The primary increases are for travel costs, $38,176, and hardware and software upgrades and additions, $20,009.

In the three months ended March 31, 2019, our net other income & expense was a net income of $55,091 compared to net other expense of $23,366 in 2018. The 2019 net positive contribution results primarily from the receipt of a $51,877 New Mexico state job incentive credit. The 2018 expense was comprised of a $36,733 write-off of patent and patent application costs offset by interest income of $13,167 on the outstanding notes receivable.

Sigma’s net loss for the three months ended March 31, 2019 totaled $1,484,112 as compared to $1,170,876 for the same period of 2018, a $313,236 increase. The 2019 net operating loss contributed $391,693 to the loss increase which was reduced by the $78,457 increase in other income and expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had $1,907,362 in cash and working capital of $1,549,844, as compared with $1,279,782 in cash and working capital of $1,052,017 as of December 31, 2018.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,330.

During the remainder 2019, we expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that enhancements of our IPQA®-enabled PrintRite3D® technology that were developed substantially in fiscal 2018 and brought to market commencing largely in November 2018 will enable us to further commercialize this technology for the AM metal market in 2019. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 increased to $1,066,769 from $612,249 during the same period in 2018, a $454,520 increase. Increased net loss contributed $256,223 toward this use of cash and increased inventory purchases contributed $133,109.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the three months ended March 31, 2019 was $60,829, which compares to $443,894 of cash provided by investing activities during the same period of 2018, a decrease of $504,723. This is primarily attributable to the March 2018 receipt of payment in full of a then outstanding $500,000 loan receivable.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2019 increased to $1,755,178 from $0 during the same period in 2018 due to the receipt of 1,961,220 of proceeds less $281,980 of offering costs, in connection with our March 2019 public offering and $75,848 in proceeds from the exercise of warrants to purchase common stock in January and February of 2019. There were no financing activities in the first quarter of 2018.

The Company anticipates continued losses in 2019, due to expected increased revenues, offset by increased salaries and related expenses in connection with additional employees and potential acquisitions (although there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated).

We have no credit lines as of May 12, 2019, nor have we ever had a credit line since our inception.

Based on the funds we have as of May 14, 2019, and the proceeds we expect to receive from rapid test and evaluation engagements for our updated PrintRite3D® hardware and software technology, sales of contract AM manufacturing for metal AM parts, possible sales of our securities and from the repayment of loans made by Sigma, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of and revenues from existing and future PrintRite3D®-proof of concept contracts, follow-on contracts resulting from successful proof of concept engagements, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and possibly by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we require and fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and changes in internal controls over financial reporting.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Board of Directors of the Company has established July 18, 2019 as the date of the Company’s 2019 annual meeting of stockholders (the “2019 Annual Meeting”).  The 2019 Annual Meeting will be held at 3900 Paseo del Sol, Santa Fe, New Mexico 87507 beginning at 10:00 a.m., Mountain Daylight Time.  The Board of Directors has fixed the close of business on June 5, 2019 as the record date for determining stockholders of the Company who are entitled to vote at the 2019 Annual Meeting, including any adjournments or postponements of the 2019 Annual Meeting.

The Company’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”) was held on October 18, 2018.  Because the date of the 2019 Annual Meeting is being changed by more than 30 days from the one-year anniversary of the 2018 Annual Meeting, the Company is informing stockholders of this change in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended, and is informing stockholders of the new dates described below for submitting stockholder proposals and director nominations.

Pursuant to Rule 14a-8(e)(2) of the Securities and Exchange Commission (the “SEC”), a stockholder intending to present a proposal to be included in the proxy statement for the 2019 Annual Meeting must deliver the proposal in writing to our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2019 Annual Meeting.  Accordingly, the Board of Directors has fixed the new deadline for the submission of proposals to be included in the proxy statement for the 2019 Annual Meeting as May 30, 2019.  Proposals should be addressed to:  Sigma Labs, Inc.; Attention: Corporate Secretary; 3900 Paseo del Sol; Santa Fe, New Mexico 87507.  Proposals of stockholders must also comply with the SEC’s rules regarding the inclusion of stockholder proposals in proxy materials, and we may omit any proposal from our proxy materials that does not comply with the SEC’s rules.

Pursuant to Rule 14a-4(c)(1) of the SEC, if a stockholder intends to present a proposal or to nominate a director candidate at the 2019 Annual Meeting but not to include the proposal or nomination in our proxy statement, the proposal or director nomination must also be delivered to our principal executive offices, at the address set forth in the preceding paragraph, no later than a reasonable time before the 2019 Annual Meeting.  Accordingly, the Board of Directors has fixed the new deadline for the submission of such a proposal or nomination as May 30, 2019.  The proposal or nomination must also contain the information required by our Bylaws.

ITEM 6. EXHIBITS.

1.1	Placement Agency Agreement, dated as of March 13, 2019, between Sigma Labs, Inc. and Dawson James Securities, Inc. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).

4.2	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

** Filed herewith.

*** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 15, 2019	By:	/s/ John Rice
John Rice
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

May 15, 2019	By:	/s/ Nannette Toups
Nannette Toups
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

