Form 10-Q
period 2019-06-30
SIGMA LABS, INC.
filed 2019-08-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2019, the issuer had 13,812,590 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash	$696,390	$1,279,782
Accounts Receivable, net	37,982	38,800
Note Receivable	79,875	121,913
Inventory	570,426	240,086
Prepaid Assets	68,718	67,255
Total Current Assets	1,453,391	1,747,836

Other Assets:
Property and Equipment, net	205,538	277,944
Intangible Assets, net	510,718	404,978
Investment in Joint Venture	500	500
Total Other Assets	716,756	683,422

TOTAL ASSETS	$2,170,147	$2,431,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$368,055	$217,488
Notes Payable	50,000	50,000
Deferred Revenue	78,773	51,498
Accrued Expenses	271,154	376,833
Total Current Liabilities	767,982	695,819

TOTAL LIABILITIES	767,982	695,819

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding, respectively	-	-
Common Stock, $0.001 par; 22,500,000 shares authorized; 10,937,590, and 8,776,629 issued and outstanding, respectively	10,938	8,777
Additional Paid-In Capital	24,243,575	21,501,407
Accumulated Deficit	(22,852,348)	(19,774,745)
Total Stockholders’ Equity	1,402,165	1,735,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,170,147	$2,431,258

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

REVENUES	$33,582	$98,663	$98,032	$202,078

COST OF REVENUE	60,625	68,568	157,180	142,363

GROSS PROFIT	(27,043)	30,095	(59,148)	59,715

OPERATING EXPENSES:
Salaries & Benefits	581,356	426,049	1,093,916	824,706
Stock-Based Compensation	220,360	423,067	474,566	584,589
Operating R&D Costs	118,845	95,045	264,117	217,022
Investor & Public Relations	157,318	103,197	315,107	283,596
Legal & Professional Service Fees	218,919	177,929	403,489	316,352
Office Expenses	184,068	110,936	350,178	206,042
Depreciation & Amortization	49,203	48,253	97,586	95,574
Other Operating Expenses	38,994	38,035	77,203	71,760
Total Operating Expenses	1,569,064	1,422,511	3,076,162	2,599,641

LOSS FROM OPERATIONS	(1,596,107)	(1,392,416)	(3,135,310)	(2,539,926)

OTHER INCOME (EXPENSE)
Interest Income	7,016	3,719	12,798	17,086
State Incentives	-	-	51,877	-
Exchange Rate Gain (Loss)	(2,264)	1,304	(2,710)	1,304
Interest Expense	(2,136)	(1,411)	(4,258)	(1,411)
Loss on Disposal of Assets	-	-	-	(36,733)
Total Other Income (Expense)	2,616	3,612	57,707	(19,754)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,593,491)	(1,388,804)	(3,077,603)	(2,559,680)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,593,491)	$(1,388,804)	$(3,077,603)	$(2,559,680)

Net Loss per Common Share – Basic and Diluted	$(0.15)	$(0.25)	$(0.31)	$(0.48)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,777,590	5,572,015	10,063,806	5,286,362

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net Loss	$(3,077,603)	$(2,559,680)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	97,586	95,574
Stock Based Compensation	474,150	594,915
Loss on Write-off of Asset	-	36,733
Change in assets and liabilities:
Accounts Receivable	818	41,028
Interest Receivable	27,038	38,139
Inventory	(330,340)	47,100
Prepaid Assets	(1,463)	(9,613)
Accounts Payable	150,567	187,495
Deferred Revenue	27,275	34,026
Accrued Expenses	(105,678)	21,764
NET CASH USED IN OPERATING ACTIVITIES	(2,737,650)	(1,472,519)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(23,796)	(41,968)
Purchase of Intangible Assets	(107,124)	(60,147)
Payment Received from Notes Receivable	15,000	632,197
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(115,920)	530,082

FINANCING ACTIVITIES
Proceeds from issuance of Series B Preferred & Warrants	-	1,000,000
Proceeds from issuance of Series C Preferred & Warrants	-	350,000
Gross Proceeds from issuance of Common Stock and Warrants	2,521,220	2,040,100
Less Offering Costs	(326,890)	(443,700)
Proceeds from exercise of Warrants	75,848	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,270,178	2,946,400

NET CHANGE IN CASH FOR PERIOD	(583,392)	2,003,963

CASH AT BEGINNING OF PERIOD	1,279,782	1,515,674

CASH AT END OF PERIOD	$696,390	$3,519,637

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Conversion of Convertible Debt for Stock	$-	(50,000)
Other noncash operating activities disclosure:
Issuance of Common Stock for services	$153,000	$256,264
Disclosure of cash paid for:
Interest	$2,514	$8,761
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2019	8,776,629	$8,777	$21,501,407	$(19,774,745)	$1,735,439

Net Loss	-	-	-	(1,484,112)	(1,484,112)
Shares sold in Public Offering	1,400,800	1,401	1,677,930	-	1,679,330
Shares issued for Exercise of Warrants	70,230	70	75,778	-	75,848
Shares Issued for Cashless Exchange of Unit Purchase Options	88,431	88	(88)	-	-
Shares Issued for Services	201,500	202	77,798	-	78,000
Stock Options Awarded to Employees	-	-	176,206	-	176,206
Balances, March 31, 2019	10,537,590	$10,538	$23,509,031	$(21,258,857)	$2,260,711
Net Loss	-	-	-	(1,593,491)	(1,593,491)
Shares sold in Private Placement	400,000	400	514,600	-	515,000
Shares Issued for Services	-	-	75,000	-	75,000
Stock Options Awarded to Employees	-	-	144,944	-	144,944

Balances, June 30, 2019	10,937,590	10,938	24,243,575	(22,852,348)	1,402,165

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, January 1, 2018	4,978,929	$4,979	$17,192,394	$(14,185,457)	$3,011,916

Net Loss	-	-	-	(1,170,876)	(1,170,876)
Shares Issued for Services	23,256	23	39,977	-	40,000
Stock Options Awarded to Employees	-	-	140,305	-	140,305

Balances, March 31, 2018	5,002,185	$5,002	$17,372,676	$(15,356,333)	$2,021,345
Net Loss	-	-	-	(1,388,804)	(1,388,804)
Shares Issued for Services	176,744	177	216,087		216,264
Convertible Preferred Shares Issued in Private Placement	-	-	877,499	-	877,499
Shares Issued for Conversion of Series B Preferred	1,000,000	1,000	(1,000)	-	-
Preferred Dividends Due Upon Conversion	-	-	-	(15,125)	(15,125)
Shares Issued for Notes Payable Conversions	25,000	25	49,975	-	50,000
Shares Issued for Cashless Exchange of Warrants	4,800	5	(5)	-	-

Shares Sold in Public Offering	2,040,000	2,040	1,720,360	-	1,722,400
Series C Convertible Preferred Shares Issued	-	-	346,500	-	346,500
Stock Options Awarded to Employees	-	-	297,735	-	297,735

Balances, June 30, 2018	8,248,729	8,249	20,879,827	(16,760,262)	4,127,814

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2019 the Company had 3,620,610 warrants, 1,108,192 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,753,802. At June 30, 2018 the Company had 350 convertible preferred stock shares, 3,228,500 warrants, 664,707 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,268,207.

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2019 and 2018:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net Loss per Common Share - Basic and Diluted	$(0.15)	$(0.25)	(0.31)	$(0.48)
Loss from continuing
Operations available to Common stockholders (numerator)	$(1,593,491)	$(1,388,804)	(3,077,603)	$(2,559,680)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	10,777,590	5,572,015	10,063,806	5,286,362

Recently Enacted Accounting Standards - The FASB established the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.

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

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company (“Jaguar”), pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, was originally due and payable in full on August 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197, the balance, of which, was applied to the principal balance of the note. In the first six months of 2019 payments totaling $45,000 were received. The payments were applied first to the accumulated interest balance on the note and then to the remaining principal balance. The holder of the promissory note has committed to paying the remaining principal balance along with accumulated interest on or before September 30, 2019. The June 30, 2019 principal balance of the note was $79,875 and the accumulated interest balance due was $166.

NOTE 3 – Inventory

At June 30, 2019 and December 31, 2018, the Company’s inventory was comprised of:

	June 30, 2019	December 31, 2018
Raw Materials	$279,835	$168,623
Work in Process	265,816	46,688
Finished Goods	24,775	24,775
Total Inventory	$570,426	$240,086

NOTE 4 - Notes Payable

At June 30, 2019 the Company had a $50,000 convertible note outstanding due on October 18, 2019. At June 30, 2019 the accumulated interest balance on the note was $1,028.

NOTE 5 - Stockholders’ Equity

Common Stock

In January 2018, the Company issued 23,256 shares of common stock to directors valued at $1.72 per share, or $40,000.

In April 2018, the Company issued 176,744 shares of common stock to directors valued at $1.22 per share, or $216,264.

Between May 29, 2018 and June 1, 2018, we issued an aggregate of 1,000,000 shares of common stock upon conversion of the 1,000 shares of Series B Preferred Stock issued on April 6, 2018 (as described below under “Preferred Stock”).

In May 2018 the holder of our Note Payable converted $50,000 of the principal balance of the Note into 25,000 shares of common stock and exercised its warrant on a cashless basis resulting in the issuance of 4,800 shares of common stock.

On June 26, 2018, as part of its public offering of equity securities, the Company issued 2,040,000 shares of common stock and warrants to purchase a total of 717,000 shares of common stock (including the warrants described under “Preferred Stock” below that were issued on June 26, 2018). Each warrant has an initial exercise price of $1.08 per share. The net proceeds to the Company were approximately $2,068,900 after commissions and other offering expenses. The Company also issued Dawson James Securities, Inc., its placement agent in the public offering, a Unit Purchase Option to acquire up to 191,200 Units, at an exercise price of $1.25 per Unit, consisting of 191,200 shares of common stock and warrants to purchase up to 57,360 shares of common stock as compensation.

In January 2019, the Company issued a total of 200,000 shares of common stock to directors valued at $1.50 per share, or $300,000, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

Also in January 2019, the Company issued 88,431 shares of common stock upon the cashless exercise of Unit Purchase Options issued in our June 2018 public offering.

In January and February 2019, the Company issued a total of 70,230 shares of common stock upon the exercise of 70,230 warrants having an exercise price of $1.08 resulting in gross cash proceeds of $75,848.

In March 2019, the Company issued 1,500 shares of common stock to the Company’s Vice President of Business Development in connection with his achievement of performance milestones, with such shares vesting immediately.

Also in March 2019, the Company closed a public offering of equity securities in which it issued 1,400,800 shares of common stock and warrants to purchase a total of 420,240 shares of common stock resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company.

In May 2019, the Company closed a private placement of equity securities in which it issued 400,000 shares of common stock and warrants to purchase a total of 220,000 shares of common stock resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company.

Deferred Compensation

In previous years and in the six months ended June 30, 2019, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the six months ended June 30, 2019 and June 30, 2018, $153,000 and $156,875, respectively, of the unvested compensation cost related to these issues was recognized.

At June 30, 2019, there was $150,000 of unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

In October 2018, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 900,000 shares of our common stock to a total of 1,650,000 shares. As of June 30, 2019, an aggregate of 750 shares and 25,460 shares of common stock were reserved for issuance under the 2011 Plan and the 2013 Plan, respectively.

During the six months ended June 30, 2019, the Company granted options to purchase a total of 286,925 shares of common stock to 18 employees and 1 consultant with vesting periods ranging from immediately upon issuance to 4 years beginning January 2019.

During the six months ended June 30, 2018, the Company granted options to purchase a total of 374,769 shares of common stock to 15 employees and 1 consultant with vesting periods ranging from immediately upon issuance to 4 years beginning March 2018.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over four years of service and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total share-based compensation expense included in the consolidated statements of operations for the six months ended June 30, 2019 and 2018 is $474,566 and $584,589 of which $321,149 and $438,039 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2019 and 2018:

Assumptions:

	2019	2018
Dividend yield	0.00	0.00
Risk-free interest rate	1.90-2.54%	2.68-2.97%
Expected volatility	105.2-106.1%	116.3-137.33%
Expected life (in years)	5	5-10

Option activity for the six months ended June 30, 2019 and the year ended December 31, 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2017	299,938	4.40	7.33
Granted	534,329	1.45	6.58
Exercised	-	-	-
Forfeited or cancelled	(8,000)	4.59	-
Options outstanding at December 31, 2018	826,267	2.49	6.47
Granted	286,925	1.55	4.63
Exercised	-	-	-
Forfeited or cancelled	(5,000)	1.15	-
Options outstanding June 30, 2019	1,108,192	2.25	5.61	45,830
Options expected to vest in the future as of June 30, 2019	388,858	2.22	5.48	28,309
Options exercisable at June 30, 2019	719,334	2.28	5.69	17,521
Options vested, exercisable, and options expected to vest at June 30, 2019	1,108,192	2.25	5.61	45,830

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $1.40 closing price of our common stock on June 30, 2019. 22,916 of the 2019 option grants have an exercise price currently below $1.40.

At June 30, 2019, there was $348,220 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.02 years.

Warrants

Warrant activity for the six months ended June 30, 2019 and 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2017	1,645,500	3.97	4.11
Granted	1,607,000	1.30	4.64
Exercised	(24,000)	2.00	-
Forfeited or cancelled	-	-	-
Options outstanding at June 30, 2018	3,228,500	2.65	4.40

Options outstanding at December 31, 2018	3,050,600	2.75	3.86
Granted	640,240	1.60	4.94
Exercised	(70,230)	1.08	-
Forfeited or cancelled	-	-	-
Options outstanding at June 30, 2019	3,620,610	2.58	3.63

NOTE 6 - Subsequent Events

In July and August of 2019, the Company granted our CEO and President two options to purchase up to 22,916 and 22,922 shares of our common stock, respectively under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $1.40 and $0.74, respectively, and each is fully vested.

In July of 2019, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 750,000 shares of our common stock to a total of 2,400,000 shares.

In July of 2019, the Company granted options to purchase a total of 97,500 shares of common stock to 7 employees and 1 consultant with vesting periods ranging from immediately upon issuance to 4 years beginning July 2020.

In August of 2019, the Company closed a public offering of equity securities in which it issued 2,875,000 shares of common stock resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by the Company.

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

2019 Developments

In 2019, we reported several events, including the following (in reverse chronological order):

On August 13, 2019, we announced that we have been selected by a major international OEM machine manufacturer to install our proprietary PrintRite3D® products. As part of the agreement, the OEM will complete our Rapid Test and Evaluation program and will install the PrintRite3D® in two different countries for analysis and proof-of-performance purposes.

On August 2, 2019, we closed a public offering of equity securities in which we issued 2,875,000 shares of common stock resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by us.

On July 30, 2019, we announced that we will work with Airbus to complete a Test and Evaluation Program of our new PrintRite3D® version 5.0 hardware and software followed by a validation phase on a powderbed fusion printer.

On June 18, 2019, we announced that we signed a non-binding Memorandum of Understanding with Materialise NV to cooperate in the integration of their MCP Controller with our PrintRite3D® technology. Combining the sophisticated control technology with in-situ process monitoring for metal additive manufacturing will give customers maximal control on the production process, allowing them to become even more productive.

On May 14, 2019, we announced that we will launch Version 5.0 of our PrintRite3D® platform at the RAPID+TCT 2019 Additive Manufacturing Conference in Detroit on May 21-23, 2019.

On April 30, 2019, we announced that the Company’s PrintRite3D® software has been shown to ensure process consistency and product quality in metal additive manufacturing, according to a research study sponsored by the Defense Advanced Research Project Agency (DARPA) Open Manufacturing Program and conducted in tandem with Honeywell Aerospace at Honeywell’s Advanced Manufacturing Engineering Center. The paper, titled “LPBF [Laser Powder Bed Fusion] Right the First Time-the Right Mix Between Modeling and Experiments,” discusses the validation involved in manufacturing a challenging metal component.

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

On February 12, 2019, we announced that we were named a member of the Additive Alliance of Fraunhofer IAPT, a leading network for additive manufacturing (“AM”). As the first US company to be granted a membership in the Alliance, Sigma became part of the global research consortium to advance the development and implementation of AM. The membership enables us to demonstrate our PrintRite3D® technology to key players in the market of metal AM.

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

On January 17, 2019, we announced we were awarded a Test and Evaluation Program contract with a leading global materials and service provider in AM. The program is designed to demonstrate the value of Sigma’s PrintRite3D® product capabilities and performance and to validate and quantify the repeatability and variability of AM production processes. So far we have had delays, diversions, and logistical alterations typical of many newly launched programs, yet importantly, there have been no negative performance issues in the RTE test results. The prototype RTE installation was with Materialise in 2018 and culminated in the project announced in June 2019 to integrate Sigma’s technology with Materialise’s MCP control system. As of the date of this Quarterly Report, of our two most advanced RTEs in process, one states an expectation to add a second PrintRite3D® installation, and the other expects to enter the phase two evaluation (multiple machines of differing OEM brands) over the next 60-120 days.

The size and quality of the demanding high technology ‘brand name’ companies currently participating in, along with those teed-up to enter the RTE program, appears to confirm that the program is Sigma’s most auspicious highway to success and material revenue driving into 2020 and beyond. The Airbus RTE announcement on July 30, 2019 followed by our OEM double-RTE announcement on August 13, 2019 demonstrates that the market’s uptake of this program initiative is accelerating.

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

Results of Operations

Three Months Ended June 30, 2019 and June 30, 2018

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

During the three months ended June 30, 2019, we recognized revenue of $33,582, as compared to $98,663 in revenue recognized during the same period in 2018, a reduction of $65,081. $10,000 of the reduction is directly attributable to the absence of any government program work in 2019, while the remaining 55,000 of it is attributable to the 100% dedication of our printer to Internal R&D in the second quarter of 2019 as we accelerated development of the Inspect product, as well as an overall decline in AM revenue.

Our Cost of Revenue for the three months ended June 30, 2019 and 2018 was $60,625 and $68,568, respectively, a reduction of $7,943. The decrease in our gross margin is primarily attributable to the additional travel and labor costs associated with the on-site and remote collaboration involved in initiation of the Company’s Rapid Test and Evaluation programs.

Sigma’s total operating expenses for the three months ended June 30, 2019 were $1,569,064 as compared to $1,422,511 for the same period in 2018, an increase of $146,553.

Salary and benefits costs were $581,356 for the three months ended June 30, 2019 compared to $426,049 for the same period in 2018, an increase of $155,307. This 36% cost increase correlates to a net increase of five full-time equivalent employees between the two periods which is a 31% increase in employee count.

Stock-based compensation was $220,360 for the three months ended June 30, 2019 compared to $423,067 for the same period in 2018, a $202,707, or 48%, decrease, primarily due to 2018 second quarter vesting of options granted to our former CEO in connection with his amended employment agreement.

Research and development expenditures of $118,845 were incurred during the three months ended June 30, 2019 compared to $95,049 in the same period of 2018, a 25% increase. The increase primarily results from the purchase of upgraded PrintRite3D® components and various pieces of specialized equipment as part of our continued acceleration of technology development.

Outside services fees incurred in the three months ended June 30, 2019 were $218,919 compared to $177,929 incurred during the same period in 2018, a 23% increase. The increase is primarily attributable to recruiting fees for senior employees.

Office expenses incurred during the three months ended June 30, 2019 were $184,068 compared to $110,936 incurred during the same period in 2018, an increase of $73,132, or 66%. The increase is primarily due to increased travel costs of $59,936, and other miscellaneous office expenses of $13,196.

Sigma’s net loss for the three months ended June 30, 2019 totaled $1,593,491 as compared to $1,388,804 for the same period of 2018, a $204,687 increase. The reduction in gross profit contributed $57,138 to the increased loss, while increased operating expenses contributed $146,553 to the increased loss.

Six Months Ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we recognized revenue of $98,032 compared to $202,078 during the same period of 2018. The primary contributors to the $104,046 reduction were revenue decreases of $32,300 from the absence of any government work, $63,000 is attributable to the 100% dedication of our printer to Internal R&D in 2019, and the balance from an overall decline in AM revenue.

Our cost of revenue for the six months ended June 30, 2019 was $157,180 compared to $142,363 during the same period in 2018. The increase of $14,817 is primarily due to the additional travel and labor costs associated with the on-site and remote collaboration involved in initiation of the Company’s Rapid Test and Evaluation programs.

Sigma’s total operating expenses for the six months ended June 30, 2019 were $3,076,162 compared to $2,599,641 for the same period in 2018, a $476,521 increase.

Payroll costs for the six months ended June 30, 2019 were $1,093,916 compared to $824,706 for the same period in 2018. The $269,210 increases result primarily from the earlier mentioned addition of five employees since the end of the second quarter of 2018. Stock-based compensation for the six months ended June 30, 2019 was $474,566 compared to $584,589 for the same period in 2018, a $110,023 decrease, primarily due to the vesting of options granted to our former CEO in connection with his amended employment agreement in 2018.

During the six months ended June 30, 2019, Sigma incurred research and development expenditures of $264,177 compared to $217,022 in the same period of 2018. The $47,155 increase in these expenditures during the first six months of 2019 resulted primarily from the purchase of upgraded servers and various pieces of specialized equipment as part of our continued acceleration of technology development, as well as $35,333 of consulting fees paid in connection with the development of Version 5.0 of our PrintRite3D® platform.

Sigma’s public company and investor relation fees incurred in the six months ended June 30, 2019 were $315,107, compared to $283,596 during the same period in 2018. The $31,511 increase in the six-month comparative expenditures results primarily from an increase in advertising expenses of $64,600, partially offset by a decrease in shareholder services expenses of $37,100.

Outside services fees incurred in the six months ended June 30, 2019 were $403,489, compared to $316,352 incurred during the same period in 2018, a 28% increase. Consulting fees increased by $67,552 due to the addition of an application engineer consultant, and recruiting fees increased by $19,428.

During the six months ended June 30, 2019, Sigma’s office expenses were $350,178 compared to $206,042 in the same period of 2018. The $144,136 increase in these expenditures primarily resulted from additional travel expense related to both a more aggressive outreach to prospective OEM, service bureau and end user customers and our expansion into the European market.

In the six months ended June 30, 2019, our net other income & expense was net income of $57,707, as compared to net expense of $19,754 during the same period in 2018. The six-month 2019 net other income is primarily comprised of $52,000 in New Mexico state job incentive credits received. The net other expense for the same period in 2018 is primarily due to a $36,733 write-off of accounting software, partially offset by interest income of $17,086 on the then outstanding notes receivable.

Sigma’s net loss for the six months ended June 30, 2019 totaled $3,077,603 as compared to $2,559,680 for the same period in 2018, a $517,923 increase. Contributing to this increase was an increase in our operating loss of $595,384, consisting of a decrease in gross profit of $118,863, together with an increase in operating expenses of $476,521. This was partially offset by an increase in other income and expense of $77,461.

We financed our operations during the three and six months ended June 30, 2019 and 2018 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of June 30, 2019, we had $696,390 in cash and working capital of $685,409, as compared with $1,279,782 in cash and working capital of $1,052,017 as of December 31, 2018.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises.

In March 2019, the Company closed a public offering of equity securities in which it issued 1,400,800 shares of common stock and warrants to purchase a total of 420,240 shares of common stock resulting in net proceeds of approximately $1,679,330, after deducting placement agent commissions and other offering expenses payable by the Company.

In May 2019, the Company closed a private placement of equity securities in which it issued 400,000 shares of common stock and warrants to purchase a total of 220,000 shares of common stock resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company.

In August 2019, the Company closed a public offering of equity securities in which it issued 2,875,000 shares of common stock resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by the Company.

During the remainder of 2019, we expect to sustain our operations and our commercialization and marketing efforts without a material increase in our cash burn rate. We expect that enhancements of our IPQA®-enabled PrintRite3D® technology that were developed substantially in fiscal 2018 and 2019 and brought to market will enable us to further commercialize this technology for the AM metal market in 2019 and beyond. However, until commercialization of our full suite of PrintRite3D® technologies, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and contract manufacturing for metal AM, and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 increased to $2,737,650 from $1,472,519 during the same period in 2018, a $1,265,131 increase. Increased net loss contributed $517,923 toward this use of cash, increased inventory purchases contributed $377,440 as a result of our finished goods ramp program, and a net decrease of accounts payable and accrued expenses contributed $164,370.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the six months ended June 30, 2019 was $115,920, which compares to $530,082 of cash provided by investing activities during the same period of 2018, a decrease of $646,002. This is primarily attributable to the March 2018 receipt of payment in full of a then outstanding $500,000 loan receivable.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2019 decreased to $2,270,178 from $2,946,400 during the same period in 2018 due to lower proceeds from our public and private securities offerings in 2019.

The Company anticipates continued losses in 2019, with any expected increased revenues offset by increased salaries and related expenses in connection with additional employees.

We have no credit lines as of August 14, 2019, nor have we ever had a credit line since our inception.

Based on the funds we have as of August 14, 2019, and the proceeds we expect to receive from rapid test and evaluation engagements for our updated PrintRite3D® hardware and software technology, sales of contract AM manufacturing for metal AM parts, possible sales of our securities and from the repayment of loans made by Sigma, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of and revenues from existing and future PrintRite3D®-proof of concept contracts, follow-on contracts resulting from successful proof of concept engagements, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and possibly by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we require and fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 7, 2019, we issued to an accredited investor 400,000 shares of common stock and warrants to purchase a total of 200,000 shares of common stock. We also Sigma issued to Dawson James Securities, Inc., our placement agent in the foregoing private placement, warrants to purchase up to 20,000 shares of common stock, as compensation. The foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

1.1

Underwriting Agreement, dated July 30, 2019, by and among Sigma Labs, Inc. and Aegis Capital Corp. acting as the representative of the several underwriters named on Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 1, 2019, and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).

4.2	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).

10.2	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski.* **

10.3	2013 Equity Incentive Plan, as amended, of Sigma Labs, Inc. (previously filed by the Company as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2019, and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

SIGMA LABS, INC.

August 14, 2019	By:	/s/ John Rice
John Rice
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

August 14, 2019	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

