Form 10-Q
period 2019-09-30
SIGMA LABS, INC.
filed 2019-11-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2019, the issuer had 14,037,590 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets:
Cash	$1,111,430	$1,279,782
Accounts Receivable, net	81,203	38,800
Note Receivable	-	121,913
Inventory	712,587	240,086
Prepaid Assets	246,446	67,255
Total Current Assets	2,151,666	1,747,836

Other Assets:
Property and Equipment, net	164,962	277,944
Intangible Assets, net	559,147	404,978
Investment in Joint Venture	500	500
Total Other Assets	724,609	683,422

TOTAL ASSETS	$2,876,275	$2,431,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$423,059	$217,488
Notes Payable	50,000	50,000
Deferred Revenue	99,843	51,498
Accrued Expenses	199,338	376,833
Total Current Liabilities	772,240	695,819

TOTAL LIABILITIES	772,240	695,819

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; None issued and outstanding, respectively	-	-
Common Stock, $0.001 par; 22,500,000 shares authorized; 14,037,590, and 8,776,629 issued and outstanding, respectively	14,038	8,777
Additional Paid-In Capital	26,543,139	21,501,407
Accumulated Deficit	(24,453,142)	(19,774,745)
Total Stockholders’ Equity	2,104,035	1,735,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,876,275	$2,431,258

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES	$171,003	$128,593	$269,035	$330,671

COST OF REVENUE	178,760	56,309	335,939	198,672

GROSS PROFIT (LOSS)	(7,757)	72,284	(66,904)	131,999

OPERATING EXPENSES:
Salaries & Benefits	644,800	524,508	1,738,716	1,349,214
Stock-Based Compensation	154,202	198,578	628,768	783,167
Operating R&D Costs	212,230	139,090	476,346	356,112
Investor & Public Relations	194,130	142,821	509,237	426,417
Legal & Professional Service Fees	116,221	185,676	519,710	502,028
Office Expenses	186,430	131,629	536,608	337,671
Depreciation & Amortization	52,636	48,013	150,222	143,587
Other Operating Expenses	40,265	30,772	117,470	102,532
Total Operating Expenses	1,600,914	1,401,087	4,677,077	4,000,728

LOSS FROM OPERATIONS	(1,608,671)	(1,328,803)	(4,743,981)	(3,868,729)

OTHER INCOME (EXPENSE)
Interest Income	4,812	9,862	17,610	26,948
State Incentives	-	-	51,877	-
Exchange Rate Gain (Loss)	(549)	(606)	(3,259)	697
Interest Expense	(2,149)	(1,278)	(6,407)	(2,688)
Other Income	5,763	-	5,763	-
Loss on Disposal of Assets	-	-	-	(36,733)
Total Other Income (Expense)	7,877	7,978	65,584	(11,776)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,600,794)	(1,320,825)	(4,678,397)	(3,880,505)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,600,794)	$(1,320,825)	$(4,678,397)	$(3,880,505)

Net Loss per Common Share – Basic and Diluted	$(0.12)	$(0.16)	$(0.43)	$(0.62)

Weighted Average Number of Shares Outstanding – Basic and Diluted	12,851,601	8,281,338	10,996,271	6,295,658

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net Loss	$(4,678,397)	$(3,880,505)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	150,222	143,587
Stock Based Compensation	628,768	793,492
Stock Issued for third Party Services	17,110	-
Loss on Write-off of Asset	-	36,733
Change in assets and liabilities:
Accounts Receivable	(42,403)	(7,501)
Interest Receivable	1,391	36,154
Inventory	(472,501)	(21,280)
Prepaid Assets	(179,191)	(25,486)
Accounts Payable	205,571	169,520
Deferred Revenue	48,345	18,550
Accrued Expenses	(177,494)	40,797
NET CASH USED IN OPERATING ACTIVITIES	(4,498,579)	(2,695,939)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(33,487)	(55,147)
Purchase of Intangible Assets	(157,922)	(107,152)
Payment Received from Notes Receivable	120,522	632,197
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(70,887)	469,898

FINANCING ACTIVITIES
Proceeds from issuance of Series B Preferred & Warrants	-	1,000,000
Proceeds from issuance of Series C Preferred & Warrants	-	350,000
Gross Proceeds from issuance of Common Stock and Warrants	4,981,220	2,040,100
Less Offering Costs	(655,954)	(443,700)
Dividend on Preferred		(7,486)
Proceeds from exercise of Warrants	75,848	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,401,114	2,938,914

NET CHANGE IN CASH FOR PERIOD	(168,352)	712,873

CASH AT BEGINNING OF PERIOD	1,279,782	1,515,674

CASH AT END OF PERIOD	$1,111,430	$2,228,547

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Conversion of Convertible Debt for Stock	$-	(50,000)
Common Stock issued for conversion of Series B Preferred	-	1,100
Common Stock issued for cashless exchange of Warrants	-	5
Other noncash operating activities disclosure:
Issuance of Common Stock for services	245,111	223,774
Disclosure of cash paid for:
Interest	$2,514	$12,205
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2019 and 2018

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 1, 2019	10,937,590	$10,938	$24,243,575	$(22,852,348)	$1,402,165

Shares Sold in Public Offering	3,075,000	3,075	2,127,861		2,130,936
Shares Issued for Services	25,000	25	92,085		92,110
Stock Options Awarded to Employees			79,618		79,618
Net Loss				(1,600,794)	(1,600,794)
Balances, September 30, 2019	14,037,590	$14,038	$26,543,139	$(24,453,142)	$2,104,035

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, July 1, 2018	8,248,729	$8,249	$20,879,827	$(16,760,262)	$4,127,814

Shares Issued for Conversion of Series C Preferred	100,000	100	(100)		-
Stock Options Awarded to Employees			131,678		131,678
Net Loss				(1,320,825)	(1,320,825)
Balances, September 30, 2018	8,348,729	$8,349	$21,011,406	$(18,081,087)	$2,938,668

For the Nine Months Ended September 30, 2019 and 2018

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2019	8,776,629	$8,777	$21,501,406	$(19,774,745)	$1,735,438

Shares Sold in Public Offerings	4,475,800	4,476	3,805,791	-	3,810,267
Shares Issued for Exercise of Warrants	70,230	70	75,778	-	75,848
Shares Issued for Cashless Exchange of Unit Purchase Options	88,431	88	(88)	-	-
Stock Options Awarded to Employees	-	-	400,768	-	400,768
Shares Sold in Private Placement	400,000	400	514,600	-	515,000
Shares Issued for Services	226,500	227	244,884	-	245,110
Net Loss	-	-	-	(4,678,397)	(4,678,397)
Balances, September 30, 2019	14,037,590	$14,038	$26,543,139	$(24,453,142)	$2,104,035

	Common Stock
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2018	4,978,929	$4,979	$17,192,394	$(14,185,457)	$3,011,916

Shares Sold in Public Offerings	2,040,000	2,040	1,720,360	-	1,722,400
Shares Issued for Cashless Exchange of Warrants	4,800	5	(5)	-	-
Shares Issued for Conversion of Series B Preferred	1,000,000	1,000	(1,000)	-	-
Shared Issued for Notes Payable Conversions	25,000	25	49,975	-	50,000
Convertible Preferred Shares Issued in Private Placement	-	-	877,499	-	877,499
Series C Convertible Preferred Shares Issued	-	-	346,500	-	346,500
Shares Issued for Conversion of Series C Preferred	100,000	100	(100)	-	-
Stock Options Awarded to Employees	-	-	569,718	-	569,718
Shares Issued for Services	200,000	200	256,064	-	256,264
Preferred Dividends Due Upon Conversion	-	-	-	(15,125)	(15,125)
Net Loss				(3,880,505)	(3,880,505)
Balances, September 30, 2018	8,348,729	$8,349	$21,011,406	$(18,081,087)	$2,938,668

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2018 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with Accounting Standards Codification (“ASC”) Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2019 the Company had 3,620,610 warrants, 1,251,030 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,896,640. At September 30, 2018 the Company had 250 convertible preferred stock shares, 3,228,500 warrants, 697,207 stock options and a $50,000 Convertible Note Payable outstanding. The total number of shares of common stock underlying these instruments is 4,200,707.

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

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company (“Jaguar”), pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, was originally due and payable in full on August 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197 was applied to the principal balance of the note. In the first six months of 2019 payments totaling $45,000 were received. The payments were applied first to the accumulated interest balance on the note and then to the remaining principal balance. On September 5, 2019, Jaguar paid the promissory note in full, including accrued interest through September 30, 2019.

NOTE 3 – Inventory

At September 30, 2019 and December 31, 2018, the Company’s inventory was comprised of:

	September 30, 2019	December 31, 2018
Raw Materials	$335,882	$168,623
Work in Process	219,800	46,688
Finished Goods	156,905	24,775
Total Inventory	$712,587	$240,086

NOTE 4 - Notes Payable

At September 30, 2019 and December 31, 2018, the Company had a $50,000 convertible note outstanding due on October 18, 2019. At September 30, 2019 the accumulated interest balance on the note was $2,306.

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

On August 2, 2019, the Company closed a public offering of equity securities in which it issued 2,875,000 shares of common stock resulting in net proceeds of approximately $1,971,000, after deducting commissions and other offering expenses payable by the Company.

On August 15, 2019, the Company issued 25,000 shares of common stock to MHZCI, LLC, an investor relations firm engaged by the Company, as partial compensation for services to be rendered.

On September 13, 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering by purchasing an additional 200,000 shares of common stock, resulting in net proceeds of $148,800 after deducting commissions.

Deferred Compensation

In previous years and in the nine months ended September 30, 2019, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the nine months ended September 30, 2019 and September 30, 2018, $228,000 and $213,449 respectively, of the unvested compensation cost related to these issues was recognized.

At September 30, 2019, there was $75,000 of unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

In October 2018, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 900,000 shares of our common stock to a total of 1,650,000 shares.

In July 2019, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 750,000 shares of our common stock to a total of 2,400,000 shares.

In August 2019, the Company terminated its 2011 Equity Incentive Plan.

As of September 30, 2019, an aggregate of 640,122 shares of common stock were reserved for issuance under the 2013 Plan.

During the nine months ended September 30, 2019, the Company granted options to purchase a total of 440,263 shares of common stock to 21 employees and 2 consultants with vesting periods ranging from immediately upon issuance to 4 years beginning January 2019.

During the nine months ended September 30, 2018, the Company granted options to purchase a total of 404,769 shares of common stock to 17 employees and 1 consultant with vesting periods ranging from immediately upon issuance to 4 years beginning March 2018.

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

Total share-based compensation expense included in the consolidated statements of operations for the nine months ended September 30, 2019 and 2018 is $628,768 and $783,167 of which $400,768 and $569,718 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2019 and 2018:

Assumptions:

	2019	2018
Dividend yield	0.00	0.00
Risk-free interest rate	1.42-2.53%	2.68-3.05%
Expected volatility	105.2-106.1%	111.4-137.3%
Expected life (in years)	5	5-10

Option activity for the nine months ended September 30, 2019 and the year ended December 31, 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2017	299,938	4.57	7.33
Granted	534,329	1.45	6.58
Exercised	-	-	-
Forfeited or cancelled	(8,000)	4.59	-
Options outstanding at December 31, 2018	826,267	2.49	6.47
Granted	440,263	1.46	4.89
Exercised	-	-	-
Forfeited or cancelled	(15,500)	1.76	-
Options outstanding September 30, 2019	1,251,030	2.14	5.41	-
Options expected to vest in the future as of September 30, 2019	446,582	1.66	5.07	-
Options exercisable at September 30, 2019	804,448	2.40	5.61	-
Options vested, exercisable, and options expected to vest at September 30, 2019	1,251,030	2.14	5.41	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $0.70 closing price of our common stock on September 30, 2019. None of the 2019 option grants have an exercise price currently below $0.70.

At September 30, 2019, there was $399,258 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.09 years.

Warrants

Warrant activity for the nine months ended September 30, 2019 and 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2017	1,645,500	3.97	4.11
Granted	1,607,000	1.30	4.64
Exercised	(24,000)	2.00	-
Forfeited or cancelled	-	-	-
Warrants outstanding at September 30, 2018	3,228,500	2.65	4.14

Warrants outstanding at December 31, 2018	3,050,600	2.75	3.86
Granted	640,240	1.60	4.68
Exercised	(70,230)	1.08	-
Forfeited or cancelled	-	-	-
Warrants outstanding at September 30, 2019	3,620,610	2.58	3.37

NOTE 6 - Subsequent Events

On October 11, 2019, the Company granted its Chief Technology Officer an option to purchase up to 50,000 shares of common stock under the Company’s 2013 Equity Incentive Plan. The option has an exercise price per share equal to $0.67 and is fully vested.

On October 18, 2019, the maturity date of the Company’s outstanding $50,000 convertible promissory note was extended to January 3, 2020.

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

2019 RTE Developments

Sigma entered 2019 six weeks after releasing the commercial industrial model of its technology, PrintRite3D® 4.0, wrapped in a strategy called the Rapid Test and Evaluation Program (“RTE”) to take the product to market. The RTE is a ‘drive before you buy’ approach that is aimed only at companies that meet four criteria: (1) the company must be a large recognized brand; (2) the company must be either an end-user manufacturing or buying Additive Manufacturing (AM) metal parts requiring the capacity of 20 or more AM metal machines, or the target company must be an Original Equipment Manufacturer (“OEM”) with a well-recognized brand and a significant AM metal manufacturing growth initiative in process; (3) the company must have substantial concern about the quality yields and risks of its AM metal production; and (4) the company must be willing to stipulate what PrintRite3D® 4.0 would have to prove in order to meet the company’s quality improvement and sustainability goals. Sigma Labs asserted that the way to measure RTEs in 2019 would be the number and quality of the companies that contracted with Sigma in the program, rather than the immediate revenue from the program, because ‘drive before you buy’ causes revenue to be back-end loaded.

In the first quarter of 2019, Sigma determined what would become a norm in the RTE requirement for the target companies: they would install PrintRite3D® on one of their laser powderbed AM machines and if the results were confirmed by a third party laboratory to meet their written quality needs, they would then ask Sigma to install a Phase 2 on one or two additional machines of different manufacturers than the first in order to determine if PrintRite3D® works equally effectively on multiple OEM brands, as well as multiple machines of the same brand, and finally on multiple laser machines as well. This unexpected customer enhancement to the scope of the RTE program raised the revenue potential that ultimately may be derived from the conversion of a single unit test run into a permanent license sale from a single unit followed by 2 or 3 (simultaneously) in Phase 2. This potential expansion of RTE scope commensurately increased the duration of some RTEs due to the serial nature of testing first on one machine, followed by a Phase 2 validation on multiple machines. There is a perceptible customer learning curve factor on RTEs, and we expect Phase 2 testing to benefit from this Phase 1 learning curve and be much more rapid than Phase 1 tests.

Through the end of the third quarter, the RTE results are favorable. A leading global energy technology company for whom on-site testing began in April 2019, has ordered a Phase 2 and as stated in our November 13, 2019 press release, this is the final phase ahead of a potentially broader global rollout of the technology to their additive manufacturing machine base. The major service provider, with whom on-site testing began in March 2019, has also now begun its second RTE to start on a different OEM brand from the first RTE tests. The major OEM whose purchase order for an RTE we announced in August 2019 has only its own brand and has agreed to complete two simultaneous test units on different models and is thus on a fast track. Airbus is developing on schedule and expects to require a Phase 2 if and after the current RTE meets their needs. Materialise, a diverse AM company and an OEM for AM control systems and software, was a Sigma alpha test of the RTE program and with whom we announced in June 2019 that Sigma had entered into a non-binding Memorandum of Understanding to integrate PrintRite3D® with Materialise’s new MPC AM equipment control system. As noted below, we recently announced that Materialise has invited Sigma’s Chief Technology Officer to deliver two lectures in November 2019 in Materialise’s booth at FormNext on “Integration of PrintRite3D Melt Pool Monitoring Software with Materialise’s MPC Machine Control System for Advanced Process Control.”

Additionally, commencing in June 2019, Sigma opened a third channel to market. With the release of PrintRite3D® 5.0, Sigma brought a user-friendly version of its product to market that no longer requires substantial onsite customer support from Sigma. Therefore, the Company commenced calling on research tanks, universities, and small users to open a ‘retail’ channel.

Other Recent Developments

On November 7, 2019, we announced that we will demonstrate the latest version of our proprietary PrintRite3D® Real-Time Melt Pool Analytics software platform in conjunction with Materialise NV at the Formnext 2019 conference in Frankfurt, Germany, on November 19-22, 2019. Materialise has invited our Chief Technology Officer to present on “Integration of PrintRite3D Melt Pool Monitoring Software with Materialise’s Machine Control Platform (MCP) for Advanced Process Control” at Materialise’s booth in Hall 12.1, Booth C131.

On November 5, 2019, we announced that we have partnered with a Japanese high-end manufacturer of state-of-the-art machine tools, electrical discharge machines (EDM) and 3D printing products, for a test and evaluation program of Sigma Labs’ PrintRite3D® real time melt pool analytics.

On October 23, 2019, we announced that we have been awarded a contract by VTT Technical Research Centre of Finland Ltd, an impartial, state-owned non-profit research and technology organization with the mission to support economic competitiveness, societal development and innovation in Finland, to install our proprietary PrintRite3D® Real-Time Melt Pool Analytics software platform at the VTT 3D metal printing facility.

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

On July 1, 2019, we appointed experienced financial executive and proven business leader Frank Orzechowski as our Chief Financial Officer.

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

Three Months Ended September 30, 2019 and September 30, 2018

During the three months ended September 30, 2019, we recognized revenue of $171,003 as compared to $128,593 in revenue recognized during the same period in 2018, an increase of $42,410. The increase is attributable to the commercial sale of a PrintRite3D® unit in the third quarter, partially offset by the absence of any government program work in 2019, as well as a decline in AM revenue due to the dedication of our printer to internal R&D as we continued development of our PrintRite3D® product.

Our cost of revenue for the three months ended September 30, 2019 and 2018 was $178,760 and $56,309, respectively, an increase of $122,451. The increase is primarily attributable to the sale of a PrintRite3D® unit, a write-off of obsolete inventory of $9,360, expensing of small, low cost inventory items totaling $16,029, and the remainder due to the additional travel and labor costs associated with the on-site and remote collaboration involved in the growth of the Company’s Rapid Test and Evaluation program.

Sigma’s total operating expenses for the three months ended September 30, 2019 were $1,600,914 as compared to $1,401,087 for the same period in 2018, an increase of $199,827.

The most significant of our operating costs are personnel costs, comprised of payroll, benefits, and stock-based compensation expense. Together these costs totaled 50% of our operating expenses for the third quarter. Salary and benefits costs were $644,800 for the three months ended September 30, 2019 compared to $524,508 for the same period in 2018, an increase of $120,292. This 23% cost increase correlates to a net increase of five full-time equivalent employees between the two periods which is a 31% increase in employee count.

Stock-based compensation was $154,202 for the three months ended September 30, 2019 compared to $198,578 for the same period in 2018, a $44,376, or 22%, decrease, primarily due to 2018 third quarter vesting of options granted to our former CEO in connection with his amended employment agreement.

Research and development expenditures of $212,230 were incurred during the three months ended September 30, 2019 compared to $139,090 in the same period of 2018, a 53% increase. The increase primarily results from the purchase of upgraded PrintRite3D® components and various pieces of specialized equipment as part of our continued acceleration of technology development.

Public company costs and investor relation fees incurred in the third quarter of 2019 were $194,130, compared to $142,821 incurred during the same period in 2018, primarily due to increased costs associated with our 2019 annual shareholders’ meeting of $14,080, common shares issued as additional fees to our new investor relations firm totaling $17,110, and increased expenses related to website enhancements of $12,024.

Outside professional services fees incurred in the three months ended September 30, 2019 were $116,221 compared to $185,676 incurred during the same period in 2018, a 37% decrease. The decrease is primarily attributable to lower utilization of outside legal counsel and outside recruiters, and expenses incurred in 2018 for European CE certification for our PrintRite3D® units.

Office expenses incurred during the three months ended September 30, 2019 were $186,430 compared to $131,629 incurred during the same period in 2018, an increase of $54,801, or 42%. The increase is primarily due to amortization of costs related to our membership in the UK’s National Center for Additive Manufacturing (“NCAM”) of $39,000 and other miscellaneous office expenses of $14,740.

Sigma’s net loss for the three months ended September 30, 2019 totaled $1,600,794 as compared to $1,320,825 for the same period of 2018, a $279,969 increase. The reduction in gross profit contributed $80,041 to the increased loss, while increased operating expenses contributed $199,827 to the increased loss.

Nine Months Ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we recognized revenue of $269,035 compared to $330,671 during the same period of 2018. The primary contributors to the $61,636 reduction were revenue decreases from the absence of any government work, a decline in AM revenue due to the dedication of our printer to internal R&D in 2019, and an overall decline in commercial unit sales and annual maintenance programs,

Our cost of revenue for the nine months ended September 30, 2019 was $335,939 compared to $198,672 during the same period in 2018. The increase of $137,267 is primarily due to the sale of a PrintRite3D® unit, a write-off of obsolete inventory of $9,360, expensing of small, low cost inventory items totaling $16,029, and the remainder due to additional travel and labor costs associated with the on-site and remote collaboration involved in initiation of the Company’s Rapid Test and Evaluation program.

Sigma’s total operating expenses for the nine months ended September 30, 2019 were $4,677,077 compared to $4,000,728 for the same period in 2018, a $676,349 increase.

Payroll costs for the nine months ended September 30, 2019 were $1,738,716 compared to $1,349,214 for the same period in 2018. The $389,502 increase results primarily from the earlier mentioned addition of five employees since the end of the second quarter of 2018. Stock-based compensation for the nine months ended September 30, 2019 was $628,768 compared to $783,167 for the same period in 2018, a $154,399 decrease, primarily due to the vesting of options granted to our former CEO in connection with his amended employment agreement in 2018.

During the nine months ended September 30, 2019, Sigma incurred research and development expenditures of $476,346 compared to $356,112 in the same period of 2018. The $120,234 increase in these expenditures during the first nine months of 2019 resulted primarily from the purchase of various pieces of specialized equipment as part of our continued acceleration of technology development, as well as $35,333 of consulting fees paid in connection with the development of Version 5.0 of our PrintRite3D® platform.

Sigma’s public company and investor relation fees incurred in the nine months ended September 30, 2019 were $509,237, compared to $426,417 during the same period in 2018. The increase in the nine-month comparative expenditures results primarily from shares of common stock issues to our new investor relations firm of $17,110 and an increase in advertising expenses of $74,939, due to enhancements to marketing programs and materials, website redesign and upgrades, and advertisements in trade publications.

Outside services fees incurred in the nine months ended September 30, 2019 were $519,710, compared to $502,028 incurred during the same period in 2018, a 4% increase. Accounting and audit fees increased $22,366, consulting fees increased by $40,785 due to the addition of an application engineer consultant, while legal fees decreased by $34,443.

During the nine months ended September 30, 2019, Sigma’s office expenses were $536,608 compared to $337,671 in the same period of 2018. The $198,937 increase in these expenditures primarily resulted from amortization of our prepaid three year membership in the UK’s National Center for Additive Manufacturing (“NCAM”) of $39,000, rent & utilities of $15,164, and additional travel expenses of $90,814 related to a more aggressive outreach to prospective OEM, service bureau and end user customers, and our expansion into the European and Asian markets. Other miscellaneous office expenses, consisting of computer hardware, software, and office supplies increased $36,254 over the same period in 2018.

In the nine months ended September 30, 2019, our net other income & expense was net income of $65,584, as compared to net expense of $11,776 during the same period in 2018. The nine-month 2019 net other income is primarily comprised of $17,610 of interest income and $51,877 in New Mexico state job incentive credits received. The net other expense for the same period in 2018 is primarily due to a $36,733 write-off of accounting software, partially offset by interest income of $26,948 on the then outstanding notes receivable.

Sigma’s net loss for the nine months ended September 30, 2019 totaled $4,678,397 as compared to $3,880,505 for the same period in 2018, a $797,892 increase. Contributing to this increase was a decrease in gross profit of $198,903 together with an increase in operating expenses of $676,349. This was partially offset by an increase in other income and expense of $77,360.

We financed our operations during the three and nine months ended September 30, 2019 and 2018 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of September 30, 2019, we had $1,111,430 in cash and working capital of $1,379,426 as compared with $1,279,782 in cash and working capital of $1,052,017 as of December 31, 2018.

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

In September 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering by purchasing an additional 200,000 shares of common stock, resulting in net proceeds of $148,800 after deducting placement agent commissions.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 increased to $4,498,579 from $2,695,939 during the same period in 2018, a $1,802,640 increase. Increased net loss contributed $797,892 toward this use of cash, increased inventory purchases contributed $451,221 as a result of our finished goods ramp program, increased prepaid expenses contributed $153,705, and a net decrease of accrued expenses contributed $218,291.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2019 was $70,887, which compares to $469,898 of cash provided by investing activities during the same period of 2018, a decrease of $540,785. This is primarily attributable to the March 2018 receipt of payment in full of a then outstanding $500,000 loan receivable.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2019 increased to $4,401,114 from $2,938,914 during the same period in 2018 due to increased proceeds from our public and private securities offerings in 2019.

The Company anticipates continued losses in 2019, with any expected increased revenues offset by increased salaries and related expenses in connection with additional employees.

We have no credit lines as of November 14, 2019, nor have we ever had a credit line since our inception.

Based on the funds we have as of November 14, 2019, and the proceeds we expect to receive from rapid test and evaluation engagements for our updated PrintRite3D® hardware and software technology, sales of contract AM manufacturing for metal AM parts, and from possible sales of our securities, we believe that we will have sufficient funds to pay our administrative and other operating expenses through 2019. Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of and revenues from existing and future PrintRite3D®-proof of concept contracts, follow-on contracts resulting from successful proof of concept engagements, possible strategic partnerships, contract manufacturing orders in connection with our EOS M290, and possibly by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. If we require and fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019. Except for the below, there have been no material changes to those Risk Factors.

There is no assurance that we will satisfy or regain compliance with the continued listing requirements of The NASDAQ Capital Market.

We cannot assure you that we will be able to satisfy or regain compliance with the continued listing requirements of The Nasdaq Capital Market. For example, there is no assurance that our common stock will have a bid price of at least $1.00 per share, which is the minimum bid price under such continued listing requirements, or that we will be able to satisfy other quantitative continued listing requirements, including the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market. On April 8, 2019, Nasdaq notified us that we did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). In our Form 8-K filed on September 4, 2019, we disclosed that we had regained compliance with such rule as a result of our August 2019 underwritten public offering. On October 8, 2019, we received a letter from Nasdaq notifying us that, as a result of such offering, Nasdaq determined that we were in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), but that if we do not demonstrate continued compliance with such rule as of December 31, 2019, the Company’s common stock may be subject to delisting. The Company is evaluating various courses of action to demonstrate compliance. However, there can be no assurance that we will be able to demonstrate compliance. If we do not demonstrate compliance, and there is no assurance that Nasdaq would accept a plan to regain compliance, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan, if applicable, or any delisting determination to a Nasdaq Hearings Panel. If our securities are de-listed from The Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

Additionally, as previously disclosed, on September 12, 2019, we received notice from Nasdaq that the closing bid price for our common stock had been below $1.00 per share for the last 30 consecutive business days, and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notice indicates that the Company has 180 calendar days, or until March 10, 2020, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid price requirement if the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of the Company’s intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company meets these requirements, we expect that Nasdaq will grant the Company the additional 180 calendar days to regain compliance with the minimum bid price requirement. If it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will notify us that the Company’s common stock will be subject to delisting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2019, the Company issued 25,000 shares of common stock to MHZCI, LLC, an investor relations firm engaged by the Company, as partial compensation for services to be rendered. The foregoing securities were issued in reliance upon an exemption from the registration requirements pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

1.1	Underwriting Agreement, dated July 30, 2019, by and among Sigma Labs, Inc. and Aegis Capital Corp. acting as the representative of the several underwriters named on Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 1, 2019, and incorporated herein by reference).

10.2	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

SIGMA LABS, INC.

November 14, 2019	By:	/s/ John Rice
John Rice
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 14, 2019	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

