Form 10-K
period 2019-12-31
SIGMA LABS, INC.
filed 2020-03-24
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

SIGMA LABS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3900 Paseo del Sol

Santa Fe, New Mexico 87507

(Address of principal executive offices)

(505) 438-2576

(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SGLB	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock, par value $0.001 per share	SGLBW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

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

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14,706,518. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of March 20, 2020 was 1,627,182, after giving effect to the 1-for-10 reverse stock split of the outstanding shares of the registrant’s common stock effected on February 27, 2020.

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2019

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

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to the “Company,” “Sigma,” “Sigma Labs,” “we,” “us” and “our” refer to Sigma Labs, Inc.. Effective February 27, 2020, our Articles of Incorporation were amended to provide for both a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Reverse Stock Split”) and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”). Pursuant to the Share Decrease, the number of authorized shares of common stock decreased from 22,500,000 to 2,250,000 shares of common stock. All amounts shown for common stock included in this Annual Report on Form 10-K are presented post-Reverse Stock Split.

PART I

ITEM 1. BUSINESS.

Summary

The Company:

Sigma is a 10-year-old software company that was founded by scientist-engineers composed of physicists and metallurgists then working at Los Alamos National Labs for the entrepreneurial purpose of developing sophisticated metallurgical products. The public company that in 2010 completed a share exchange transaction with the shareholders of a company that became Sigma Labs in 2010 was incorporated as Messidor Limited in Nevada on December 23, 1985 and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed from Framewaves Inc. to Sigma Labs, Inc. Thenceforth, the Company developed both a dental implant technology and a munitions technology before narrowing its focus exclusively in 2016 to solving the complex and challenging problem of how to best assure the high quality of metal parts manufactured in laser powder bed additive manufacturing (AM) machines. Sigma and many others, then and now, believed that until this problem was solved, 3D manufacturing of metal parts was not sufficiently scalable to grow past prototyping and mature into a major industry enjoying high quality yields and cost-efficient production runs. The solution that Sigma developed to solve this problem is In-Process-Quality-Assurance (“IPQA”) software known as PrintRite3D®.

From 2016 through 2020 the Company and its technology co-evolved in transformation that saw the Company step up from being a small research and development operation to reinvent itself as a technology commercialization company in 2017 deploying its alpha technology concept with Aerojet Rocketdyne, Pratt and Whitney, Siemens, Woodward, and other companies to work as a sometimes virtual integrated team with these customers’ R&D personnel and thus to acquire directly from major companies in the market the definition of the specifications of what Sigma’s product would have to be in order to meet commercial industrial standards. Defining these standards included defining the specific product quality data information and analytics requirements of large production manufacturers as well as determining the user-friendly form the product must have. In February 2017, Sigma completed a financing and a simultaneous up list on to the NASDAQ Capital Market, the two actions intended to enable the Company to accelerate product development and commercialization while also having ongoing access to capital. By mid-2018, Sigma had doubled its software development team and in the course of the year developed and integrated its PrintRite3D® Thermal Energy Density™ (TED) and Thermal Energy Planck (TEP) algorithm analytical packages into a hardened commercial industrial product presented at Formnext in November 2018. In 2019, the Company launched its Rapid Test and Evaluation Program (RTE) in order to deploy its new product in a test and evaluation process explicitly designed: (1) to define the test outcome requirements of both end-users and Original Equipment Manufacturers (OEM) required to meet their respective needs in a production setting; and, (2) to be a pathway that Sigma believed would lead to sales of equipment to end-users or of licenses to OEMs subject to the tests and evaluations meeting the upfront stated requirement of the companies with whom tests would be run. In the second Quarter of 2019, Sigma released version 5.0 of PrintRite3D® with a user-friendly interface tool that enables process engineers to drill down into the data and machine operators to better understand and control the process.

By year-end of 2019, the RTE results were consistently favorable and we experienced no product failures, however the time required to complete an RTE was longer than expected due to operational issues within the test sites that were beyond our control. Baker Hughes, for whom on-site testing began in April 2019, had ordered a Phase 2 as the final phase ahead of a potentially broader global rollout of the technology to their additive manufacturing machine base. The major service provider, with whom our on-site testing began in March 2019, had also begun its second RTE to start on a different OEM brand from the first RTE tests. Another major OEM whose purchase order for an RTE we announced in August 2019 had only its own brand upon which to test and agreed to complete two simultaneous test units on different models and was thus on a fast track. Airbus was developing on schedule and expected to require a Phase 2 if and after the current RTE met their needs. Materialise, a diverse AM company and an OEM for AM control systems and software, had been Sigma’s first RTE program participant and with whom the Company announced in June 2019 that Sigma had entered into a non-binding Memorandum of Understanding to integrate PrintRite3D® with Materialise’s new MPC AM equipment control system. As stated in the “Recent Events” of this document, on March 5, 2020 the Company announced that Sigma and Materialise have now entered a Joint Sales Agreement to commercialize the integrated product.

As defined and disclosed in 2019, Sigma’s mission and challenge in 2020 and beyond is to convert the testing it conducted in 2019 into purchase orders and OEM licenses going forward. Of course, there is no assurance that this mission will be accomplished, even as the goal and strategy are what would be the logical outcomes of successful product demonstrations. In order to further strengthen itself to deliver on its mission to convert successful test and evaluation outcomes into end-user sales and OEM licenses, the Company recruited and hired Mark K. Ruport as of December 3, 2019 to help lead the company forward as Executive Chair. As reported in December, Mr. Ruport is a skilled sales and marketing chief executive who has built three substantial software enterprises.

Currently, Sigma is focusing on four markets: (i) end-user for deployment of PrintRite3D® in serial production; (2) OEMs for purchases of licenses and generating fees and royalties thereafter; (3) additive manufacturing software venders for alliances and licenses for co-sales; and (4) research foundations, standards organizations and universities, all in service of Sigma’s potential for setting the industry standard of measurement by providing data and analytics as a metrics-based quality standard of metal quality for all 3D laser powderbed manufactured parts, notwithstanding the design, metal, or brand of equipment upon which parts are manufactured.

Additive Metal Manufacturing and the role and need for Sigma’s technology:

3D laser powderbed manufacturing of metal parts is a technology that uses lasers to sculpt parts by welding powdered metals into 3-dimensional (3D) objects and, to date, the quality of these parts can vary from part to part in a single production run, as well as from machine to machine in a production line. Traditional quality assurance methods relying on statistically based post-process inspection methods so well proven by “Subtractive Manufacturing” cannot be used effectively to improve and assure quality of parts manufactured using 3D metal printers. The aforementioned traditional quality assurance methods are based on a manufacturing process that is the opposite of 3D Additive Manufacturing; Subtractive Manufacturing begins with quality-assured already formed pieces of metal as a raw material (not powdered metal as is used as raw material in 3D) and machines it with equipment such as lathes, milling machines, and CNC machines to subtract metal and thus form finished metal parts, or by casting molten metal into molded parts usually to then be further machined. Since the metal used in Subtractive Manufacturing is already of proven quality, the quality of the metal for all parts in a production run is known to be uniform, subject to post process inspection of a statistically determined valid sample size focused primarily on metrology to determine dimensional accuracy rather than metallurgy to determine metal quality.

The challenge presented of 3D Additive Manufacturing quality assurance is illustrated by the fact that if a 3D metal manufacturing machine fabricates 10 parts, and quality inspectors then rigorously inspect three of them, the inspectors will have learned about the quality of only the three parts they destroyed or CT-scanned and nothing that is sufficient to confirm or reject the quality of the remaining seven. Quality assurance of 3D Additive metal parts requires high quality sensitive manufacturers to institute procedures to inspect 100% of the parts being made. Sigma believes that the best, indeed, to Sigma’s knowledge, the only known way to attain high yields for both manufacturing quality and cost efficiency is an In-Process-Quality-Assurance (IPQA®) approach that examines each part in real time as it is being manufactured, determines in real time whether it meets quality specifications and permits machine operators to act on the information if a part is beginning to deviate from its design specifications.

As evidenced in the marketplace in 2016 and after the pent-up demand of GE, Airbus and others to press forward into advanced 3D metal manufacturing, production took place with the assumption that highly reliable in-process quality assurance capability would likely emerge either from their own internal efforts or be attained through licensing, or acquisition. In the meantime, CT scans and other costly post-process inspection became an accepted cost as initially sustainable in the startup phases of production. However, until companies that utilize 3D production facilities like GE Aviation are able to effectively verify that each part conforms to design specifications of attributes of shape, density, strength and consistency in real-time during the manufacturing process, we believe that such companies will be at risk of letting some substandard parts through and, also, be unable to improve the workflow to high quality cost-optimum yields of 3D printed metal parts. No matter how much acuity and at what cost a suite of post process inspection tools might provide 3D manufactured metal parts, it currently can only assure quality yield by rejecting fully formed parts, and, over time, applying comprehensive ‘reverse engineering’ forensic analyses of each rejected part to identify repeating quality flaws attributable to constants such as location, design, or scan strategy. Once the locations of these repeating flaws are identified, process engineers can act to make the AM equipment deliver better quality by adjusting the computer-based manufacturing instructions of AM equipment to offset the repeating flaws discovered by that deep analyses of individual rejected parts in many manufacturing runs. This prolonged post-process methodology is very costly due to the loss of material and rejected parts as well as post-process analysis labor cost and inspection cost such as CT scanning. Additionally, there still lingers the question of whether or not the post-process inspections were sufficiently granular to assure that flawed parts were not accepted and shipped.

We believe that our product, PrintRite3D® version 5.2, which is ‘agnostic’ and can be installed on all major brands of 3D metal laser powderbed printers, solves these problems by determining if each part is being made to the metallurgical quality specifications of the product design as each part is being made. Our software enables 3D prototyping to evolve forward into serial or production 3D manufacturing by providing a software suite with algorithm-based tools that address and overcome quality issues that are specific to 3D Metal Additive Manufacturing and that are not solved using the post-production quality methods developed for subtractive manufacturing along with and newly dependent upon CT scanning. The PrintRite3D® suite has the potential to substantially lower operating costs and can attain higher yields by inspecting parts as they are made and providing machines and their operators actionable information that includes the options of stopping manufacture of given part(s) while operations continue to complete parts that are in specification, thus saving time and money while raising yields.

PrintRite3D® also gives operators information from run-to-run that enables them to ‘learn up’ quality for a given machine by using PrintRite3D® data about machine behaviors that can then be offset by making adjustments to power settings directed at a given sector. PrintRite3D®’s (“TED”) feature supersedes and truncates the “reverse engineering” process of post process inspection described above by providing process engineers the data required to optimize individual machines as well as machines in series in days or weeks and before serial production is launched rather than months after production and rejection rates have accrued in costly quantities. PrintRite3D®’s (“TEP”) feature provides machine operators and engineers with in-process real-time identification of signatures of quality anomalies as they begin to develop and permits terminating or curing a part in process and provides them with alerts that enable the operators to use the anomalies’ signature information to know how to adjust the machine controls to cure the problem, or in rare instances, to terminate the part if its cause is reversable.

The emergence of the 3D Metal Printing Market and Sigma’s place in it

3D printing (3DP) or additive manufacturing (AM) is challenging the manufacturing world with the breadth of its technological abilities from rapid design through cost efficient manufacturing to produce complex and unique metal parts. 3D AM technology total industry sales, including all raw materials used reached $1 billion in 2007, jumped to nearly $7.3 billion in 2017, and were expected by Wohlers to hit $26.5 billion by 2021. Sectors of the industry have tended so far to grow in step functions as new methods, processes, and materials have entered the market. Worldwide revenues attributable to 3D manufacturing for metal products were reported at $88.1 million in 2015 (Wohlers Report 2016, 3D Printing and Additive Manufacturing State of the Industry – Annual Worldwide Progress Report). By 2017, Wohlers Report stopped estimating annual 3D metal parts revenue, stating that too much of the revenue is proprietary information and unavailable from aerospace and similar high-tech sectors. Powdered metal suppliers to the AM metal industry surveyed by Wohlers for their growth forecasts for 2017 for the raw materials used in metal AM parts manufactured averaged expectations of a 59% increase for 2017. According to Sigma’s experience in costing and pricing the manufacturing of AM metal parts, as confirmed by consultation with other service providers, the total powdered metal sales forecast for 2017 is enough raw material to produce a “retail value” of the metal parts of ~$800 million in 2017. Wohler estimates that the fastest growing sector of the total 3D market into the 2020s is and will be 3D metal printing at a CAGR averaging 30%.

On another vector, according to Wohlers, an estimated 1,768 metal AM machines were sold in 2017, an increase of 79% over 2016, and the 2,297 AM Metal machines sold in 2018, an CAGR of 30% over 2017. As large established companies including Toshiba, HP, Lenovo, Canon and Ricoh in the course of 2016-2017 announced products or intents of entry in AM manufacturing, Electro Optical Systems (“EOS”), a well-established vendor of AM manufacturing equipment opened a new plant in January 2018 that, according to EOS, doubled its 2017 capacity to 1,000 units per year. SLM Solutions AG also reportedly expanded into a new factory during this period. In the same period, over $1 billion growth capital and consolidation capital was invested in the metal sector. General Electric spent >$1.4 Billion in 2016-2017 acquiring Arcam and Concept Laser thus securing a source of supply for itself as well as a new OEM capital equipment business. In the same period GE also invested >$100 Million in in Desktop Metal. In October 2018 General Electric announced that it had manufactured and shipped its 30,000th 3D manufactured fuel nozzle, while Airbus was targeted to grow to taking delivery of up to ~30 tons of metal parts per month by December 2018. 3D metal printers are seeing rapid adoption, with an installed base of 11,000 globally, with 2,297 sold in 2018 alone at an ASP of $413,000. Extending data and trends reported by Wohlers above, Sigma’s possible addressable market 2021-2027 is approximately $2 billion – or a potential $100m revenue for every 5% of market share. The figures in this paragraph are extrapolations from Wohlers and SmarTech data and forecasts of the total available market for Sigma products; the calculation that 5% of that total available market is $100m is intended as metric to make the scale of market opportunity more understandable, and it is not a forecast. We believe there is potential for our PrintRite3D® software to be incorporated into a significant percentage of 3D metal printing devices made by companies like Additive Industries, ARCAM, Concept Laser, DMG Mori, Electro-Optical Systems (“EOS”), SLM, Trumpf Industries, Farsoon, Renishaw, Sodick, and others.

Third Party Competition and Sigma’s Intellectual Property Safeguards

Sigma is engaged with large companies in several industries including aerospace, defense, oil and gas, bio-medical, and power generation because both we, and they, agree that they need a common quality standard and third party quality assurance tools for 3D metal printing that applies to all laser powderbed-made parts regardless of which machine, design, or metal was employed. To date, we are unaware of any meltpool monitoring products that compete with PrintRite3D that can meet those criteria. Sigma’s thermal data gathering, and analytical tools provide quality information metrics that correlate to measures of internal metal part design, conformity, uniformity, and characteristics such as porosity, unsintered material etc. The primary competition to PrintRite 3D is varying iterations of Optical Tomography (OT). Optical Tomography develops optical data and computer analysis thereof sometimes linked to simulation tools to predict quality. OT technology does not provide universal thermal-data based metrics of metal quality that Sigma’s thermal data provides, and which are fundamental to confirming or rejecting parts based on measurable consistency of material properties.

Sigma began its investigation and research into optical and thermal data collection and measurement for quality assurance and intervention approximately 5 years ago and began to develop its intellectual property protection at that time also. The international IP law firm, Kilpatrick Townsend & Stockton LLP, has advised the Company on building the nets and walls of its patent portfolio, trade secrets, trademarks, etc. and filed and prosecuted patents as the Company has grown its body of intellectual property.

Sigma Labs, Inc. Patent Portfolio
Jurisdiction	Granted	In Process	Total
US	11	11	22
PCT	-	2	2
EP	-	4	4
Germany	-	4	4
China	-	1	1
Japan	-	1	1
Korea	-	1	1
Total	11	24	35

Based upon the evidence of competitors’ product claims and features reviewed by Sigma to date, it appears to us that Sigma’s solution to the quality problems of 3D metal printing is a significantly different technological approach than that of our principal known competition. It continues to appear to us that the intellectual property protection of PrintRite3D’s acuity, meaningful metrics of thermal data correlated to part quality, and usability of its software accord Sigma freedom to operate with its technology, and may be a significant barrier to entry to competitors switching over to try to pursue the technology path traveled by Sigma. Notwithstanding the foregoing, we do understand that technology development is fraught with cases of new approaches and new technologies emerging and surpassing existing intellectual property protections that looked and were powerful until a form of competition materialized; there is no assurance that such an event will not take place adversely for Sigma.

Recent Developments

On March 23, 2020, we announced that we were awarded two new U.S. Patents:

●	U.S. Application No.: 16/234,333 Titled: Systems and Methods for Additive Manufacturing Operations; and
●	U.S. Application No.: 16/282/004 Titled: Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation.

With the addition of these new patents, our intellectual property portfolio is now comprised of eleven issued and twenty-four pending patents.

On March 5, 2020, we announced that we have agreed to evolve our previously announced memorandum of understanding (MOU) to cooperate on the integration of the Materialise MCP Controller with our PrintRite3D® technology and have agreed to enter into a binding joint sales agreement to begin beta customer commercialization of the integrated PrintRite3D® and Materialise Control Platform (MCP) product.

On March 2, 2020, we gave notice that a Special Meeting of Stockholders will be held at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, at 10:00 AM, local time, on March 27, 2020 for the purposes set forth in the proxy statement filed by the Company with the Securities and Exchange Commission on March 2, 2020.

On February 26, 2020, we filed a Certificate of Change to its amended and restated articles of incorporation with the Nevada Secretary of State. This filing effected a 1-for-10 reverse stock split (the “Reverse Split”) of the Company’s Common Stock and a corresponding decrease in the number of shares of the Company’s Common Stock that the Company is authorized to issue, effective as of 11:59 pm on February 27, 2020. The Reverse Split combined each ten shares of the Company’s issued and outstanding Common Stock into one share of Common Stock. No fractional shares were issued in connection with the Reverse Split, and any fractional shares resulting from the Reverse Split were rounded up to the nearest whole share. All stock options, warrants, shares issuable upon conversion of the Company’s preferred stock and stock awards of the Company outstanding immediately prior to the Reverse Split will be adjusted in accordance with their terms.

On February 19, 2020, we were informed by Frank Garofalo that he has resigned as a director of the Company, effective February 19, 2020. Mr. Garofalo has advised the Company that he resigned in order to cause the Company to regain compliance with Nasdaq’s majority of independent director requirement as set forth in Nasdaq Listing Rule 5605(b)(1), and not due to a disagreement with the Company on any matter regarding its operations, policies or practices.

On January 27, 2020, we entered into a Securities Purchase Agreement (the “Institutional SPA”) with certain institutional investors (the “Institutional Investors”). Pursuant to the Institutional SPA, the Company issued and sold to each Institutional Investor shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”), warrants to purchase the Company’s Common Stock (the “Institutional Common Warrants”) and warrants to purchase the Series D Preferred Stock (the “Preferred Warrants”) for a total gross purchase price of $1,600,000. At the closing on January 28, 2020, the Company issued to the Institutional Investors an aggregate of 1,640 shares of the Series D Preferred Stock (the “Series D Preferred Shares”), Institutional Common Warrants to purchase up to an aggregate of 779,600 shares of Common Stock and warrants to purchase an aggregate of 6,156 of additional Series D Preferred Stock. Concurrently with the foregoing private placement, we also sold 333.33 shares of our Series E Preferred Stock and warrants to purchase 48,544 shares of our common stock for a total gross purchase price of $500,000. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock.

On December 3, 2019, we entered into an employment letter agreement with Mark Ruport, effective as of December 3, 2019, pursuant to which Mr. Ruport has agreed to serve as our Executive Chairman on an “at-will” basis. Additionally, Mr. Ruport was appointed to serve as a member of our Board of Directors, effective as of December 3, 2019, with a term expiring at the 2021 annual meeting of stockholders.

On November 19-22, 2019, we demonstrated the latest version of our proprietary PrintRite3D® Real-Time Melt Pool Analytics software platform in conjunction with Materialise NV at the Formnext 2019 conference in Frankfurt, Germany. Materialise invited our Chief Technology Officer to present on “Integration of PrintRite3D Melt Pool Monitoring Software with Materialise’s Machine Control Platform (MCP) for Advanced Process Control” at Materialise’s booth.

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

On August 2, 2019, we closed a public offering of equity securities in which we issued 287,500 shares of common stock resulting in net proceeds of $1,971,000.

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

On May 21-23, 2019, we launched Version 5.0 of our PrintRite3D® platform at the RAPID+TCT 2019 Additive Manufacturing Conference in Detroit.

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

On March 26, 2019, we announced the appointment of the Company’s new Business Development Manager, America’s, who will be responsible for developing key accounts through the Company’s Rapid Test and Evaluation Program and for bringing PrintRite3D Inspect® into deployment across serial production operations in North and South America.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The chart below summarizes our issued patents. We are currently prosecuting twenty-four foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

Title	Type	Patent No. or Application No.	Expiration Date
Controlled Weld Pool Volume Control of Welding Processes	US Utility	8,354,608	3/16/31
Structurally Sound Reactive Materials	US Utility	8,372,224	10/15/30
Composite Projectile	US Utility	8,359,979	3/21/27
Methods and Systems for Monitoring Additive Manufacturing Processes	US Utility	9,999,924	5/11/36
Systems and Methods for Additive Manufacturing Operations	US Utility	10,207,489	6/20/37
Material Qualification System and Methodology	US Utility	10,226,817	4/26/37
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,317,294	5/2/35
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,479,020	8/1/38
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,520,372	3/25/35
Systems and Methods for Additive Manufacturing Operations*	US Utility	16/234,333	9/30/36
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation*	US Utility	16/282,004	2/21/39

*Patents granted; however, patent numbers have not yet been issued. Expiration dates are therefore estimated.

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

As of March 20, 2020, we do not have any active contracts with government agencies. During fiscal year 2019, we did not enter into any contracts with government agencies, nor do we seek to do so in the future.

Employees

As of December 31, 2019, we had 21 full-time employees. We continue to search for additional, qualified personnel, to support our expanding operations in the area of IPQA® for AM.

Properties

We lease approximately 3,872 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,945 square feet of office space at units, C-14, C-15, C-16, C-17, C-18, C-20, C-21 and D-34 for a total monthly rent expense of approximately $4,240 under the lease, and 1,927 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease, which expire between May 31, 2020 and July 31, 2020.

We believe that our facilities are suitable for our current needs. We currently intend to renew such leases, but we are evaluating the need for a larger space as we grow.

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

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss for the years ended December 31, 2019 and 2018 were $6,320,849, and $5,574,163, respectively. As of December 31, 2019, our accumulated deficit was $26,095,594. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2019 and December 31, 2018 were $402,446 and $388,574, respectively, and our operating expenses for those periods were $6,211,830 and $5,687,271, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We will require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. Subject to the satisfaction of certain equity conditions, we have the right to force the exercise of a portion of the warrants to purchase our Series D Preferred Stock which will result in gross cash proceeds of $500,000. Additionally, if all of the remaining warrants to purchase shares of Series D Preferred Stock and Common Stock are exercised by the holders thereof, the potential gross cash proceeds to us will be $13,298,100. Depending on the amount, if anything, we receive from such exercises and the timing thereof, and the amount of revenues we are able to generate, we may need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is also significant uncertainty from the affect that the novel coronavirus may have on the availability and type of financing. To the extent that funds are not available to us, we may be required to delay, limit or terminate our business operations and lose our NASDAQ listing.

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

We have operated our current line of business for approximately nine years, and we expect to grow in the near future as our business develops and becomes established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

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

We are dependent on our Executive Chairman, President and Chief Executive Officer and other key personnel, and the loss of any of these individuals could harm our business.

We depend on Mark Ruport, our Executive Chairman, John Rice, our President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Our success in part depends on the ability to protect our intellectual property and proprietary technology. To do so, we will be required to prosecute patent applications and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We filed thirty-three foreign and U.S. patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. We have been awarded eleven U.S. patents. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. There can be no assurance that our program for protection of intellectual property and proprietary technology will be sufficient to protect our intellectual property and proprietary technology from competitors. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor was to independently develop or obtain similar or superior technologies. In addition, our issued patents may be challenged or infringed upon by third parties. The enforcement of intellectual property rights is subject to considerable uncertainty and can be expensive and time-consuming. Patent reform laws and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Proprietary trade secrets and unpatented know-how are also very important to our business; however, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information.

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

Our results of operations may be negatively impacted by the coronavirus outbreak.

In December 2019, the 2019 novel coronavirus surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak and several countries, including the United States have initiated travel restrictions, and residents of several territories are currently under so-called Stay-at-Home orders. The impacts of the outbreak are unknown and rapidly evolving.

A widespread health crisis could adversely affect the global economy, resulting in an economic downturn that could impact demand for our technology and products. To date the outbreak has not had a material adverse impact on our operations. However, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. The extent of the impact, if any, will depend on future developments, including actions taken to contain the coronavirus.

Risks Related to Our Securities

The price of our securities could be subject to volatility related or unrelated to our operations, which could result in substantial losses for our stockholders.

Between January 1, 2019 and December 31, 2019, the trading price of our common stock has ranged from a low of $5.00 to a high of $24.10 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. The trading price of the warrants that we issued in our recent public offering could be subject to similar fluctuations as a result of such factors. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

We cannot assure you that we will be able to satisfy or regain compliance with the continued listing requirements of The Nasdaq Capital Market. For example, there is no assurance that we will be able to satisfy all of the quantitative continued listing requirements, including the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market. On April 8, 2019, Nasdaq notified us that we did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1). In our Form 8-K filed on September 4, 2019, we disclosed that we had regained compliance with such rule as a result of our August 2019 underwritten public offering. On October 8, 2019, we received a letter from Nasdaq notifying us that, as a result of such offering, Nasdaq determined that we were in compliance with the minimum $2,500,000 stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), but that if we do not demonstrate continued compliance with such rule as of December 31, 2019, the Company’s common stock may be subject to delisting. On January 7, 2020, we received a letter from Nasdaq notifying the Company that we are no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. On February 4, 2020 we submitted to Nasdaq our plan to regain compliance. On March 18, 2020, we received a letter from Nasdaq notifying us that our plan was accepted. Accordingly, the Company must provide an update to Nasdaq by April 15, 2020 regarding the status of any exercises of warrants issued in the January 2020 private placement, and by June 30, 2020, the Company must evidence compliance with the stockholders’ equity requirement. There can be no assurance that the Company will be able to regain compliance. If the Company does not evidence compliance by June 30, 2020, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. If our securities are de-listed from The Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

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

We intend to use our cash for the development of our products and services. Our management has broad discretion in the use of cash and will have the right to use our cash in ways that differ substantially from our current plans. Management may spend our cash in ways that do not improve our results of operations or enhance the value of our securities. The failure by management to apply funds effectively could result in financial losses that could have a material and adverse effect on our business and cause the market price of our securities to decline.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2019, we had 1,403,759 outstanding shares of common stock. Sales of a large number of the shares described in the preceding sentence or upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock. On January 27, 2020, we entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, we issued and sold 1,640 shares of the Company’s Series D Convertible Preferred Stock, warrants to purchase 779,600 shares of the Company’s Common Stock (the “Common Warrants”) and warrants to purchase 6,156 shares of the Series D Preferred Stock (the “Preferred Warrants”). The Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends at a dividend rate of 9% per annum of Stated Value will accrue and, on a monthly basis, will be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by such amount. The holders of the Series D Preferred Shares will have the right to convert the Series D Preferred Shares (including, without limitation, make-whole dividends (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date)) into shares of the Company’s Common Stock (the “Conversion Shares”) at the conversion price then in effect (initially $10.00). A holder may at any time convert the Series D Preferred Shares at an alternative conversion price, equal to the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of our Common Stock for a five (5) trading day period prior to such conversion. The initial exercise price of the Common Warrants is $10.00. The Preferred Warrants have a term of one year from the date that the securities referenced in the SPA become fully tradeable. We have the right to force the exercise of up to 512 Preferred Warrants subject to certain equity conditions, which would result in gross proceeds to us of approximately $500,000. The initial exercise price for the Preferred Warrants is $975 per share.

As a result of the Institutional Private Placement, if all the Series D Preferred Shares are converted at the lowest possible conversion price ($1.80) and all the Common Warrants are exercised at the initial exercise price of $10.00 per share, we will be obligated to issue an aggregate of 6,280,111 shares. A registration statement covering the resale of such shares has been declared effective, and, as of March 20, 2020, 217,667 shares have been issued pursuant to the conversion of Series D Preferred Shares and sold into the public market. We anticipate that the holders of the Series D Preferred Shares will continue to convert their preferred shares and publicly sell the resulting common shares which will likely put pressure on the market price of our stock. Concurrently with the Institutional Private Placement, we also sold 333.33 shares of our Series E Preferred Stock and warrants to purchase 48,544 shares of our common stock. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock. We also issued to Dawson James Securities, Inc. our placement agreement in these private placements, warrants to purchase up to 17,004 shares of our common stock.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of additional shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could adversely affect the rights of our common stockholders or be used to deter a possible acquisition of our company;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our articles of incorporation and bylaws regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

●	the ability of our directors to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which would dilute the interest of or impair the voting power of our common stockholders.

These provisions could inhibit or prevent possible transactions that some stockholders may consider attractive.

We recently issued Series D and Series E Preferred Stock and could issue one or more additional series of shares of preferred stock with the effect of diluting existing stockholders and impairing their voting and other rights.

As indicated above, we have recently completed the sale of shares of our Series D and Series E Preferred Stock together with warrants to purchase our common stock and additional shares of our Series D Preferred Stock. In addition to the possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities, the Certificate of Designations for the Series D Preferred Stock provides that upon occurrence of certain triggering events described in the Certificate, including but not limited to, payment defaults, breaches of the transaction documents pertaining to the Series D Preferred Stock and failure to maintain listing on the NASDAQ Capital Market, the Series D Preferred Shares would become subject to redemption, at the option of the holder, at a 125% premium to the underlying value of the Series D Shares being redeemed. Any redemption would require a significant cost outlay by us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 3,900 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,945 square feet of office space at units, C-14, C-15, C-16, C-17, C-18 C-20,C-21 and D-34 for a total monthly rent expense of approximately $4,240 under the lease, and 1,927 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease. The leases expire on July 31, 2020, except for unit C-18 which expires on May 31, 2020. We believe that our facilities are suitable for our current needs, but we are evaluating the need for a larger space as we grow.

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

Shareholders

As of March 20, 2020, there were approximately 533 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future. However, we have paid dividends on our preferred stock pursuant to an agreement with investors and may do so in the future pursuant to future financing agreements, if any. Pursuant to the Series D Preferred Stock Certificate of Designations, the Company may not declare or pay any cash dividend or distribution on any of its capital stock, other than as required by the Certificate of Designations.

Recent Sales of Unregistered Securities

Not applicable.

Repurchase of Shares

We did not repurchase any of our securities during the fiscal year ended December 31, 2019.

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

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018.

We expect to generate revenue primarily by selling and licensing our IPQA technologies, selling technical support services, and selling specialty parts and studies to businesses that seek to improve their manufacturing production processes and production-run quality yields. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on if key prospective customers continue to move from AM metal prototyping to production.

During the fiscal year ended December 31, 2019 (“fiscal 2019”), we generated an aggregate of $402,446 in revenues, as compared to an aggregate of $388,574 in revenues generated by us in the fiscal year ended December 31, 2018 (“fiscal 2018”). The primary contributor to the $13,872 increase was an increase in new PrintRite3D® 5.0 system sales of $145,097 partially offset by decreases in contract AM service sales and government program work of $78,387 and $51,000, respectively. Our cost of revenue for fiscal 2019 was $574,301 compared to $270,107 during the same period in 2018, an increase of $304,194. The increase is primarily due to increased PrintRite3D® 5.0 system sales, and additional travel and labor costs associated with the on-site and remote collaboration involved in the Company’s Rapid Test and Evaluation program.

Sigma’s total operating expenses for fiscal 2019 were $6,211,830 as compared to $5,687,271 for fiscal 2018, a $524,559 increase.

In fiscal 2019, salaries and benefits costs were $2,354,329 as compared to $2,056,584 for the same period in 2018. The $297,745 increase resulted primarily from the addition of six employees between the third quarter of 2018 and December of 2019.

Stock-based compensation for fiscal 2019 was $797,238 compared to $1,145,530 for the same period in 2018. This $348,292 decrease resulted primarily due to the vesting of options granted to our former CEO in connection with his amended employment agreement in 2018.

During fiscal 2019, Sigma incurred research and development expenditures of $647,994 compared to $493,410 in the same period of 2018. The $154,584 increase resulted from an increase in purchases of component parts, upgraded servers and specialized equipment plus an increase in software and algorithm consultant costs as part of our continued concentrated acceleration of technology development and enhancements to our PrintRite3D® 5.0 product suite.

Sigma’s public company and investor relation fees incurred in fiscal 2019 were $703,710 compared to $633,035 in fiscal 2018. The increase in the comparative expenditures results primarily from shares of common stock issued to our new investor relations firm of $17,110 and an increase in advertising expenses of $80,450, due to enhancements to marketing programs and materials, website redesign and upgrades, and advertisements in trade publications

Legal and professional service fees paid in fiscal 2019 were $664,403 compared to $564,854 paid in fiscal 2018. The increase of $99,549 is primarily attributable to an increase in consulting fees due to the addition of an engineering consultant and an investor relations consultant in 2019.

During fiscal 2019, Sigma’s office expenses were $692,881 compared to $466,657 in the same period of 2018. The $226,224 increase in these expenditures resulted primarily from $57,039 in additional office space rent and supplies costs related to the aforementioned addition of six employees, and from $92,679 of additional travel expenses in 2019 related to both a more aggressive outreach to prospective OEM, service bureau and end user customers and our continued expansion into the European market. Further contributing to this increase is the amortization of our prepaid three-year membership in the UK’s National Center for Additive Manufacturing (“NCAM”) of $52,000 during fiscal 2019.

In fiscal 2019, our net other income & expense was net income of $62,836 compared to net expense of $5,359 in 2018. The 2019 net income was comprised of incentives from the State of New Mexico of $51,887 and net interest income of $18,761, partially offset by interest expense of $8,865. The 2018 expense was comprised of a $36,733 loss on disposal of assets, partially offset by interest income of $35,178.

Sigma’s net loss for fiscal 2019 increased $746,686 overall and totaled $6,320,849, as compared to a net loss of $5,574,163 for fiscal 2018. The 2019 net operating loss component of the overall loss being $814,881 higher than in 2018 and the other income and expenses component being a $68,195 lower loss.

Liquidity and Capital Resources

As of December 31, 2019, we had $86,919 in cash and a working capital deficit of $98,315, as compared to $1,279,782 in cash and a working capital surplus of $1,052,017 as of December 31, 2018. On January 27, 2020, the Company closed a private offering of equity securities resulting in net proceeds of approximately $1,711,124 after deducting commissions and other offering expenses payable by the Company.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2018, the Company closed a private placement of equity securities resulting in net proceeds of approximately $920,000, after deducting commissions and other offering expenses payable by the Company. On June 26, 2018, the Company closed a public offering of equity securities resulting in net proceeds of approximately $2,139,000, after deducting commissions and other offering expenses payable by the Company. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230 after deducting commissions and other offering expenses payable by the Company. In May 2019, the Company closed a private placement of equity securities resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company. In August 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by the Company. In September 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering, resulting in net proceeds of $148,800 after deducting placement agent commissions. In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. Subject to the satisfaction of certain equity conditions, we have the right to force the exercise of a portion of the warrants to purchase our Series D Preferred Stock which will result in gross cash proceeds of $500,000. Additionally, if all of the remaining warrants to purchase shares of Series D Preferred Stock and Common Stock are exercised by the holders thereof, the potential gross cash proceeds to us will be $13,298,100. Depending on the amount, if anything, we receive from such exercises and the timing thereof, and the amount of revenues we are able to generate, we may need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is also significant uncertainty from the affect that the novel coronavirus may have on the availability and type of financing. To the extent that funds are not available to us, we may be required to delay, limit or terminate our business operations and lose our NASDAQ listing.

During 2020, we expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that enhancements of our IPQA®-enabled PrintRite3D® technology that were developed in fiscal 2018 and 2019 and brought to market tests and evaluations, commencing in January 2019 and then enhanced with version 5.0 in May 2019 will enable us to commercialize this technology into the AM metal market in 2020. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities in 2019 increased to $5,514,805 from $3,762,971 in 2018 which is an increase in cash used of $1,751,834. This increase is primarily attributable to: (1) an increase in our net loss of $747,686; (2) lower stock-based compensation expense of $348,292 due to the vesting of options granted to our previous CEO in 2018; (3) an increase in prepaid expenses of $184,472 primarily as a result of our three-year membership in the UK’s National Centre for Additive Manufacturing (“NCAM”), and (4) an increase in inventory of $333,788 due to the growth of our RTE program in 2019.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during fiscal 2019 was $85,798, which compares to cash provided by investing activities during the same period of 2018 totaling $403,672. The decrease is primarily due to the receipt of cash from loan repayments in 2018 from loans made in 2017.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during fiscal 2019 increased to $4,407,740 from $3,123,407 during the same period in 2018, an increase of $1,284,333 as a result of increased net proceeds from our 2019 private and public offerings over 2018.

We have no credit lines as of March 24, 2020, nor have we ever had a credit line since our inception.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future PrintRite3D®-proof-of-concept contracts, follow-on contracts resulting from successful proof-of-concept engagements, possible strategic partnerships, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect, if any, that the novel coronavirus outbreak may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Inflation and changing prices have had no effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements are referred to in Item 15, listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-K.+

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

There have been no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 20, 2020:

Name	Age	Position
John Rice	73	President and Chief Executive Officer
Mark K. Ruport	67	Executive Chairman
Frank Orzechowski	60	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	50	Vice President of Business Development
Darren Beckett	46	Chief Technology Officer

John Rice was appointed as a director on February 15, 2017 became our Chief Executive Officer on June 21, 2018 and was appointed as our President on October 10, 2018. Additional information regarding Mr. Rice is set forth below under “Board of Directors and Corporate Governance.”

Mark Ruport was appointed Executive Chairman on December 3, 2019. Additional information regarding Mr. Ruport is set forth below under “Board of Directors and Corporate Governance.”

Frank Orzechowski has served as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer and Corporate Secretary since July 1, 2019. Prior to joining the Company, Mr. Orzechowski served as the Chief Financial Officer of StormHarbour Partners LP, an independent global markets and financial advisory firm since September 2013. From May 2013 to August 2013, Mr. Orzechowski served as a contract CFO for Etouches Inc., a cloud-based event management software company, to assist with financial matters in connection with that company’s planned equity financing. Prior to that, he served as President and Owner/Operator of Four-O Technologies Inc. from August 2009 to December 2012, where he successfully launched and guided operations for two Cartridge World franchise units in Connecticut. From February 2006 to July 2009, Mr. Orzechowski served as President and Chief Financial Officer of Nikko Americas Holding Company Inc., where he was responsible for managing all of the support and infrastructure for that company’s U.S. business, as well as investment manager selection and due diligence functions for its World Series Platform. Mr. Orzechowski began his career at Coopers & Lybrand in 1982, received his CPA certification in 1984 and received his Bachelor of Science in Business Administration with a major in Accounting from Georgetown University in 1982.

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

Ronald Fisher was appointed as Vice President of Business Development of Sigma on August 10, 2015 and leads the PrintRite3D® Operating Division. Mr. Fisher is a Mechanical Engineer with hands-on experience in quality, manufacturing, and product development. He has an MBA and has distinguished himself as a lead sales and marketing officer as well as a Chief Operating Officer. He was a Program Manager at Swagelok from 1988-2004, and Vice President and General Manager, Aftermarket and Geometry Systems, at Micropoise Measurement Systems from 2004 until 2013, and a Partner and COO of Laszeray Technology, LLC from 2013 until 2014. Mr. Fisher holds a Bachelor’s Degree in Mechanical Engineering Technology from the University of Akron as well as an MBA from Kent State University.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 20, 2020, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice	I	73	President and Chief Executive Officer, Director and Chairman of the Board	2017	2021
Mark K. Ruport	I	67	Executive Chairman of the Board	2019	2021
Salvatore Battinelli(1)(2)(3)	II	78	Director	2017	2022
Dennis Duitch(1)(2)(3)	III	75	Director	2017	2020
Kent Summers(1)(2)(3)	III	61	Director	2018	2020

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

Salvatore Battinelli was appointed to our Board of Directors on August 16, 2017. Mr. Battinelli is currently the President and Chief Executive Officer of Bello e Preciso Co., a manufacturer and wholesaler of Italian-made fashion watches and has served in those roles since early 2017. Prior to joining Bello e Preciso Co., from 2011 to 2013, Mr. Battinelli served as Vice-President of Development and Long-Term Strategy of North American Management Corporation, a wealth management firm based in Boston, Massachusetts with over $2 billion in assets under management. From 1987 to 2011, Mr. Battinelli served as Executive Vice-President and acting Chief Executive Officer and Chief Operating Officer of Faneuil Hall Associates, Inc., a concierge boutique family office devoted to five interrelated ultra-high net-worth families. Mr. Battinelli’s primary responsibilities while at Faneuil Hall Associates included providing planning and investment advice, the management of approximately 30 asset portfolios and more than 65 individual business entities; and assisting the families in their various business ventures worldwide while working closely with law, accounting and banking functions. During his tenure at Faneuil Hall Associates, Mr. Battinelli served as an executive officer or director for certain of the family owned entities and successfully managed several portfolio company IPOs, as well as serving as CEO and COO for Designhouse International, a Scandinavian furniture company operating out of Atlanta, Georgia, which was previously listed on NASDAQ in 1983.

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

Mark K. Ruport was appointed as Executive Chairman and as a director on December 3, 2019. Mr. Ruport brings more than 30 years of public and private company experience in the software sector to his position at Sigma Labs. Prior to joining Sigma Labs, Mr. Ruport served since 2010 as the President of Step Function Consulting, LLC, a consulting firm that provides strategic consulting services to early and mid-stage portfolio software companies. Mr. Ruport also served from 2014 to 2017 as the Executive Chairman of the Board of Directors of Content Analyst Company, a leading developer of advanced analytics software for searching and analyzing unstructured text, and before that served as its Vice Chairman from 2012 to 2013. From 2005 to 2009, Mr. Ruport served as the President and Chief Executive Officer of Configuresoft, Inc., a venture-backed Enterprise Systems Management company, where he orchestrated an OEM agreement which later led to its acquisition by EMC Corp. Prior to Configuresoft, Mr. Ruport served from 2004 to 2005 as the Executive Vice President of Worldwide Operations at Stellent, Inc., which was subsequently acquired by Oracle, Inc., and from 1995 to 2005 as the President, Chief Executive Officer and Chairman of the Board of Directors of Optika, Inc., a venture-backed Enterprise Content Management Company that he led through its initial public offering and merger with Stellent, Inc. From 1990 to 1994, Mr. Ruport served as the President and Chief Executive Officer of Interleaf, Inc., a public software company. He also held various senior executive positions from 1985 to 1989 at Informix, Inc., a relational database management system company later acquired by IBM, and from 1985 to 1989 at Cullinet, Inc., a mainframe database management system and enterprise resource planning company later acquired by Computer Associates, Inc. Mr. Ruport received his Bachelor of Science degree and MBA from Bowling Green State University.Mr. Ruport received a Bachelor of Science in Business and an MBA from Bowling Green State University.

Our Board of Directors believes that Mr. Ruport is qualified to serve as a member of the board because of his extensive experience in management and leadership in the technology industry.

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

Mr. Duitch began his career with the international CPA firm Grant Thornton in its Chicago, San Francisco and Beverly Hills offices before founding Duitch & Franklin LLP, which evolved to become one of Southern California’s largest independent CPA/Business Management/Consultancy practices, and which was acquired by a public company in 1998. He subsequently served as President for a consumer products company with direct responsibility for marketing, retail, and fulfillment operations, until forming Duitch Consulting Group in 2003 to serve clients in advisory, C-level, and board of director roles.

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

Mr. Summers currently divides his time among a number of independent activities which focus on early-stage technology company formation and development strategies, and sales planning and execution needs for emerging- and mid-market technology companies located primarily in the Boston metropolitan area, including: management consultant to private and family-owned businesses; volunteer Mentor and Instructor with the Massachusetts Institute of Technology Venture Mentoring Services program; regular lectures on enterprise, business-to-business sales to company founders and students enrolled at the Massachusetts Institute of Technology Sloan School of Management, the Harvard MBA Program, the Wharton School at the University of Pennsylvania, and a number of domestic and international entrepreneurship support organizations; and consultant to Fellows enrolled in the Harvard Advanced Leadership Initiative. Mr. Summers has served in those roles at various times from 2003 to the present. From 2009 to the present, Mr. Summers has served as the non-executive Chairman of CADNexus, Inc., and from 2017 to the present, director and Chairman of the Compensation Committee with iQ3 Connect, Inc. Mr. Summers also currently serves as Chairman, Board of Managers, Massachusetts Materials Technologies LLC.

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

Director Independence

Our Board of Directors currently consists of five members. As a result of his appointment as Chief Executive Officer, Mr. Rice is not considered an independent director. As a result of his appointment as Executive Chairman, Mr. Ruport is also not considered an independent director. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ marketplace rules. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors.

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

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I directors are John Rice and Mark Ruport, with terms expiring at our 2021 annual meeting of stockholders;

●	the Class II director is Salvatore Battinelli, with a term expiring at our 2022 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2020 annual meeting of stockholders.

Our Board of Directors appointed Mark Ruport as Executive Chairman of the Board on December 3, 2019. Our amended and restated bylaws provide that the authorized number of directors may be changed by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company.

Leadership Structure of the Board

Our directors may be removed with or without cause at any meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our amended and restated bylaws provide our Board of Directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer, if we elect to appoint a Chairman of the Board. Our Board of Directors believes it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. Our Board of Directors believes that the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals, as determined by our Board of Directors based on circumstances then in existence.

On August 19, 2017, our Board of Directors appointed Mr. Rice as Chairman of the Board. On December 3, 2019, our Board of Directors appointed Mr. Ruport as Executive Chairman of the Board. The Chairman of the Board and the Executive Chairman preside at all meetings of our Board of Directors and exercise and perform such other powers and duties as may be assigned to them from time to time by the Board or prescribed by our amended and restated bylaws. The Chairman of the Board is appointed by our Board of Directors on an annual basis.

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, but periodically considers whether combining, or separating, the role of Chairman and Chief Executive Officer is appropriate. At this time, our Board is committed to the combined role given the circumstances of our Company, including Mr. Rice’s knowledge of our Company’s strategy, and has also determined at this time that having an Executive Chairman together with a Chairman is in the best interest of the Company based on Mr. Ruport’s leadership experience in the technology industry. Our Board believes that having a Chairman who also serves as the Chief Executive Officer allows timely communication with our board on company strategy and critical business issues, facilitates bringing key strategic and business issues and risks to the Board’s attention, avoids ambiguity in leadership within the Company, provides a unified leadership voice externally and clarifies accountability for Company business decisions and initiatives. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to separate the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2019, the Board of Directors held four meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2019 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under NASDAQ rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The Audit Committee met four times during 2019.

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

The Company believes that during its most recent fiscal year ended December 31, 2019, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that (i) Ronald Fisher filed a Form 4 late in connection with (a) the forfeiture of shares of common stock with respect to an applicable milestone not being satisfied, and (b) the receipt of shares of common stock based on an applicable milestone being achieved, and (ii) John Rice filed a Form 4 late relating to his acquisition of two stock options as compensation in his capacity as an officer.

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on December 31, 2019 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)		All Other Compensation ($)	Total ($)

John Rice - President, Chief Executive Officer (Principal Executive Officer) and Director	2019	155,000	—	—	210,347	(3)	—	365,347
(Chairman of the Board)	2018	125,625	—	—	280,617	(4)		406,242

Ronald Fisher - Vice President	2019	180,000	—	—	23,870	(5)	—	203,870
of Business Development	2018	180,000	—	—	28,927	(6)	—	208,927

Darren Beckett – Chief Technology	2019	180,000	—	—	36,100	(7)	—	216,100
Officer	2018	142,500	—	—	41,574	(8)	—	184,074

(1)	Actual amounts paid or accrued.

(2)	The Fair Value of option awards is calculated in accordance with FASB ASC Topic 718. The amount recognized for all awards is calculated using the Black Scholes option-pricing model.

(3)	On each of the first day of each month commencing January 1, 2019 and ending on August 1, 2019, we granted Mr. Rice an option to purchase up to 2,292 shares of our common stock, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options are fully vested and have the following exercise prices: $15.00, $19.30, $20.40, $14.70, $15.00, $12.00, $14.00, and $7.40. The options had an aggregate grant date fair value of $26,630, $34,254, $36,418, $26,161, $26,642, $21,291, $25,405, and $13,546, respectively

(4)	On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 2,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $18.80, $15.40 and $14.80, respectively, and each is fully vested. The options had an aggregate grant date fair value of $31,010, $25,402 and $24,412, respectively. The Company also granted Mr. Rice an option to purchase up to 2,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018. Such options have an exercise price per share equal to $11.00, $14.70, $11.90 and $8.70, respectively, and each is fully vested. The options had an aggregate grant date fair value of $18,184, $24,248, $19,460 and $13,975, respectively. On November 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 6,875 shares at an exercise price of $17.90 The option had an aggregate grant day fair value of $95,888. On December 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 2,292 shares at an exercise price of $15.70. The option had an aggregate grant day fair value of $28,038.

(5)	On January 10, 2019, we granted Mr. Fisher an option to purchase 1,183 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $20.20 and is fully vested. The option had a grant date fair value of $18,271. On November 1, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $5.20 and is fully vested. The option had a grant date fair value of $420. On November 26, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $8.20 and is fully vested. The option had a grant date fair value of $661. On December 3, 2019, we granted Mr. Fisher an option to purchase 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $11.20 and is fully vested. The option had a grant date fair value of $4,518.

(6)

On April 19, 2018, we granted Mr. Fisher an option to purchase 2,875 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.20, and is vested as to 281 shares, and the balance of the shares under the stock option will vest in three additional annual installments as follows: 410 shares will vest and become exercisable on April 19, 2020; 683 shares will vest and become exercisable April 19, 2021; and 1,501 shares will vest and become exercisable on April 19, 2022. The options had a grant date fair value of $28,927.

(7)	On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00. The option vests as follows: 94 shares vested and became exercisable on January 1, 2020; the remaining 281 shares will vest and become exercisable equally on the second through the fourth anniversaries of the date of grant. The option has an aggregate grant date fair value of $4,358. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable equally on the first through the fourth anniversaries of the date of grant. The option has an aggregate grant date fair value of $4,885. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan. The option has an exercise price per share equal to $6.70. The option is fully vested and exercisable. The option has an aggregate grant date fair value of $26,857.

(8)	On February 26, 2018 and October 18, 2018, we granted Mr. Beckett an option to purchase up to 1,500 and 2,000 shares of our common stock, respectively, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $15.60 and $12.10, respectively. The February 2018 option vests as follows: 75 shares vested and became exercisable on October 13, 2018; 225 shares vested and became exercisable on October 13, 2019; 375 shares will vest and become exercisable on October 13, 2020; and 825 shares will vest and become exercisable on October 13, 2021. The October 2018 option vests in equal annual installment over four years from the date of grant. The options have an aggregate grant date fair value of $22,790 and $18,784, respectively.

Named Executive Officer Employment Agreements

John Rice

On August 8, 2017, we entered into an “at will” unwritten employment arrangement with Mr. John Rice, pursuant to which Mr. Rice served as our interim Chief Executive Officer and interim principal executive officer, will receive a monthly salary of $9,000, and is eligible to receive medical and dental benefits, life insurance, and long term and short term disability coverage. Further, Mr. Rice is eligible under his employment arrangement to participate in the Company’s 2013 Equity Incentive Plan, with equity compensation to Mr. Rice to be determined by our Compensation Committee at a later date. Effective as of Mr. Rice’s appointment as interim Chief Executive Officer, Mr. Rice is no longer entitled to receive compensation for his service as a director of the Company during his service as our interim Chief Executive Officer. On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 2,000 shares of our common stock under our 2013 Equity Incentive Plan. The Options have an exercise price per share equal to $18.80, $15.40 and $14.80, respectively, which is greater than the closing price of our common stock on the date of grant (the “Grant Date”), and each is fully vested as of the Grant Date.

The Company also granted Mr. Rice an option to purchase up to 2,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018 (each, a “Monthly Option”), and agreed that that Mr. Rice is entitled to a bonus of ( x) 10,000 shares of common stock under our 2013 Equity Incentive Plan if the average closing price of our common stock is $60.00, $70.00, $80.00 or $90.00 for three consecutive months (for a total possible bonus of up to 40,000 shares if each of the foregoing performance milestones is satisfied), and (y) the balance of any portion of the foregoing 40,000 shares if the Company is sold for a price equivalent to at least $80.00 per outstanding share of common stock while Mr. Rice serves as our Chief Executive Officer (or during the 12-month period thereafter), and that in the event that our Board of Directors determines that Mr. Rice is unable to perform his duties as our Chief Executive Officer due to an accident, illness or other event or condition which physically or mentally incapacitates Mr. Rice for a period of 45 consecutive days (“Disability”), (x) if Mr. Rice ceases to be employed by the Company as a result of a Disability, the Options will remain exercisable for the 5-year term of such Options, unless the Options are terminated pursuant to a “Corporate Transaction” (as defined in the 2013 Equity Incentive Plan); and (y) if Mr. Rice ceases to be employed by the Company as a result of a Disability, the Monthly Options will remain exercisable for the 5-year term of such Monthly Options, unless the Monthly Options are terminated pursuant to a Corporate Transaction.

On June 21, 2018, Mr. Rice’s title was changed to Chief Executive Officer of the Company. On August 1, 2018, the Company increased the annual base salary of Mr. Rice from $108,000 to $155,000. On November 1, 2018, the Company granted Mr. Rice an option to purchase 6,875 shares of the Company’s common stock under the 2013 Plan at an exercise price of $17.90 per share, with such option having a term of five years and being fully vested on the grant date. The Company also agreed to grant Mr. Rice an option under the 2013 Plan to purchase up to (i) 2,292 shares on the first day of each month commencing on December 1, 2018 and ending on August 1, 2019 (collectively, the “Monthly Options”), so long as Mr. Rice remains an employee of the Company as of the applicable grant date (except that if Mr. Rice ceases to be employed by the Company as a result of an accident, illness or other event or condition which physically or mentally incapacitates Mr. Rice for a period of 45 consecutive days, any Monthly Option that has not been granted as of such date will still be granted on the applicable grant date), with each Monthly Option to have a 5-year term, an exercise price equal to the closing price of the Company’s common stock on the date of grant, to be vested in full on the date of grant and otherwise to be on such other terms set forth in the Company’s standard form of non-qualified stock option agreement.

Darren P. Beckett

On October 18, 2018, Darren Beckett’s title was changed from Vice President of Engineering to Chief Technology Officer of the Company. On October 18, 2018, the Company also increased the annual base salary of Mr. Beckett from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 2,000 shares of common stock under the 2013 Plan at an exercise price of $12.10 per share. The option has a term of five years and vests in equal annual installment over four years from the date of grant subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date. Mr. Beckett has served as an employee of the Company since September 25, 2017, pursuant to an “at will” employment agreement with the Company, under which he was engaged to serve as our Engineering Manager. Under the agreement, Mr. Beckett was entitled to receive an annual base salary of $135,000 prior to the foregoing increase, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On January 1, 2019 the Company granted Mr. Beckett an option to purchase up to 375 shares of common stock under the 2013 Plan at an exercise price of $15.00. The option has a term of five years and vests in equal annual installments over four years form the date of grant.

Ronald Fisher

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, a stock option to purchase up to 2,375 shares of common stock of the Company, at an exercise price equal to $118.00 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option vested and became exercisable as to 138 shares on the first anniversary of the grant date, as to 338 shares on the second anniversary of the grant date, as to 638 shares on the third anniversary of the grant date, and will vest and become exercisable as to 1,263 shares on the fourth anniversary of the grant date, provided that Mr. Fisher remains an employee of the Company through such vesting date. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. Additionally, the Company granted Mr. Fisher under the 2013 Plan, effective as of August 11, 2016, a stock option to purchase up to 500 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vests and becomes exercisable as to (i) 30 shares on August 11, 2017, (ii) 70 shares on August 11, 2018, (iii) 135 shares on August 11, 2019, and (iv) 265 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on August 11, 2019 and 2020. Further, Mr. Fisher is eligible to participate in the Company’s 2013 Equity Incentive Plan and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan

On September 18, 2017, we and Mr. Fisher entered into Amendment No. 1 to Mr. Fisher’s employment agreement, effective August 10, 2015, pursuant to which, effective as of February 11, 2017, item 2, entitled “Performance Bonuses,” of Exhibit A of Mr. Fisher’s employment agreement was deleted in its entirety and replaced with the new item 2 that was set forth in the amendment to employment agreement. Such amendment provided that Mr. Fisher would become entitled to receive performance-based stock and cash bonuses if certain milestones were satisfied by February 11, 2018, so long as Mr. Fisher remained an employee of the Company as of the date the applicable milestone was satisfied.. On February 21, 2018, the Company and Mr. Fisher entered into Amendment No. 2 to Mr. Fisher’s employment agreement, pursuant to which the foregoing February 11, 2018 date was extended to December 31, 2018. On January 10, 2019, the Company granted Mr. Fisher an option to purchase up to 1,183 shares of common stock in exchange for the cancellation of his accrued but unpaid vacation balance at December 31, 2018. On March 7, 2019, the Company issued 150 shares of common stock under the 2013 Plan to Mr. Fisher connected with the satisfaction of a performance milestone.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth outstanding equity awards issued under our 2013 Equity Incentive Plan as of December 31, 2019 that are held by our named executive officers.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
John Rice(1)	2,000	—	18.80	4/18/23
	2,000	—	15.40	4/18/23
	2,000	—	14.80	4/18/23
	2,000	—	11.00	4/29/23
	2,000	—	14.70	5/30/23
	2,000	—	11.90	6/29/23
	2,000	—	8.70	7/30/23
	6,875	—	17.90	12/31/23
	2,292	—	15.70	11/30/23
	2,292	—	15.00	1/1/24
	2,292	—	19.30	2/1/24
	2,292	—	20.40	3/1/24
	2,292	—	14.70	4/1/24
	2,292	—	15.00	5/1/24
	2,292	—	12.00	6/1/24
	2,292	—	14.00	7/1/24
	2,292	—	7.40	8/1/24

Ronald Fisher(2)	281	2,594	12.20	4/18/23
	1,183	—	20.20	1/10/24
	100	—	5.20	11/1/24
	100	—	8.20	11/26/24
	500	—	11.20	12/3/24
	2,375	—	118.00	8/10/25
	235	265	105.60	8/11/26
Darren Beckett(3)	300	1,200	19.20	10/12/22
	100	1,900	12.10	10/18/23
	94	281	15.00	1/1/24
	—	500	12.40	7/18/24
	5,000	—	6.70	10/11/24
	300	1,200	15.60	2/26/28

(1) On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 2,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $18.80, $15.40 and $14.80, respectively, and each is fully vested. The Company also granted Mr. Rice an option to purchase up to 2,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018. Such options have an exercise price per share equal to $11.00 $14.70, $11.90 and $8.70, respectively, and each is fully vested. On November 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 6,875 shares at an exercise price of $17.90. On December 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 2,292 shares at an exercise price of $15.70. On each of the first day of each month commencing January 1, 2019 and ending on August 1, 2019, we granted Mr. Rice an option to purchase up to 2,292 shares of our common stock, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options are fully vested and have the following exercise prices: $15.00, $19.30, $20.40, $14.70, $15.00, $12.00, $14.00, and $7.40. The options had an aggregate grant date fair value of $26,630, $34,254, $36,418, $26,161, $26,642, $21,291, $25,405, and $13,546, respectively, calculated in accordance with FASB ASC Topic 718. The amount recognized for this award was calculated using the Black Scholes option-pricing model.

(2) In August 2015, in conjunction with the hiring of Ronald Fisher, the Company’s Vice President of Business Development, the Company granted to Mr. Fisher a stock option (the “Option”) to purchase up to 2,375 shares of common stock of the Company, at an exercise price equal to $118.00 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option is fully vested. The Option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. The Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 500 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant, and vested and became exercisable (i) as to 30 shares on August 11, 2017, as to (ii) 70 shares on August 11, 2018, and (iii) as to 135 shares on August 11, 2019, and will vest and become exercisable as to 265 shares on August 11, 2020, provided Mr. Fisher is in the employ of the Company on such date. On April 19, 2018, we granted to Mr. Fisher an option to purchase 2,875 shares of our common stock. Such option has a five-year term with an exercise price equal to the closing price of our common stock on the date of the grant. The option is vested as to 281 shares and the remaining shares vest as follows: 410 shares will vest on April 19, 2020, 683 shares will vest on April 19, 2021, and the remaining 1,501 shares will vest on April 19, 2022. On January 10, 2019, we granted Mr. Fisher an option to purchase 1,183 shares of our common stock. The option has an exercise price per share equal to $20.20 and is fully vested. On November 1, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price per share equal to $5.20 and is fully vested. On November 26, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price per share equal to $8.20 and is fully vested. On December 3, 2019, we granted Mr. Fisher an option to purchase 500 shares of our common stock. The option has an exercise price per share equal to $11.20 and is fully vested.

(3) On February 26, 2018 and October 18, 2018, we granted Mr. Beckett an option to purchase up to 1,500 and 2,000 shares of our common stock, respectively, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options have an exercise price per share equal to $15.60 and $12.10, respectively. The February 2018 option vests as follows: 75 shares vested and became exercisable on October 13, 2018; 225 shares vested and became exercisable on October 13, 2019; 375 shares will vest and become exercisable on October 13, 2020; and 825 shares will vest and become exercisable on October 13, 2021. The October 2018 option vests in equal annual installment over four years from the date of grant. On October 13, 2017, we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $19.20. The option vests as follows: 75 shares vested and became exercisable on October 13, 2018; 225 shares vested and became exercisable on October 13, 2019; 375 shares will vest and become exercisable on October 13, 2020; and 825 shares will vest and become exercisable on October 13, 2021. On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00. The option vests as follows: 94 shares vested and became exercisable on January 1, 2020; the remaining 281 shares will vest and become exercisable in equal installments on the second through the fourth anniversaries of the date of grant. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable in equal installments on the first through the fourth anniversaries of the date of grant. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $6.70. The option is fully vested and exercisable.

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

2011 Equity Incentive Plan

On August 23, 2019, our Board of Directors terminated the 2011 Equity Incentive Plan.

2013 Equity Incentive

Plan Purpose

Our Board of Directors adopted the 2013 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2013 Plan.

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

Subject to the provisions of the 2013 Plan relating to adjustments upon changes in common stock, an aggregate of 240,000 shares of common stock are currently subject to outstanding awards under the 2013 Plan or future awards under the 2013 Plan.

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

Vesting

Each Option, Stock Appreciation Right or Stock Award will become exercisable or non-forfeitable (that is, “vest”) under conditions specified by the Administrator at the time of grant. Vesting typically is based upon continued service as a director or employee but may be based upon any performance criteria and other contingencies that are determined by the Administrator. Shares subject to Stock Awards may be subject to specified restrictions concerning transferability, repurchase by the Company and forfeiture of the shares issued, together with such other restrictions as may be determined by the Administrator.

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

Other Adjustment Provisions

If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Administrator, in its discretion, in (1) the number and class of shares of stock subject to the 2013 Plan and each Option and grant of Stock Awards outstanding under the 2013 Plan, and (2) the purchase price of each outstanding Option and (if applicable) Stock Award. For example, if an Option is for 1,000 shares for $20.00 per share and there is a 2-for-1 stock split, the Option would be adjusted to be exercisable for 2,000 shares at $10.00 per share.

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

As of March 20, 2020, there were 161,628 shares previously issued or subject to outstanding awards under the 2013 Plan and 27,486 shares were available for future issuance under the 2013 Plan.

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

Under our director compensation program, each non-employee director received annual compensation of $27,000 and 5,000 shares of restricted common stock, which vested ratably each quarter. In addition, the Chairperson of the Audit Committee received a $5,000 annual retainer in cash. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee periodically evaluates our director compensation program and determines whether any changes should be recommended to the Board. In that regard, while the foregoing director compensation program will continue for 2020, in February 2020, our directors agreed to defer the payment of their cash compensation for the first two quarters of 2020 as a cash saving measure, and to defer the issuance of shares of common stock.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2019 for their services as directors of the Company. The compensation of Mr. Rice, who serves as a director and serves as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)	Total ($)
Salvatore Battinelli(1)	27,000	75,000	—	102,000
Dennis Duitch(2)	32,000	75,000	—	107,000
Frank Garofalo(3)	27,000	75,000	—	102,000
Kent Summers(4)	72,000	75,000	—	147,000

(1)	The fees shown were paid to Mr. Battinelli for services as a director. In January 2019, the Company issued 5,000 shares of the Company’s common stock to Mr. Battinelli, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $75,000 or $15.00 per share.
(2)	The fees shown were paid to Mr. Duitch for services as a director, including $5,000 as a retainer for serving as the Chairman of the Audit Committee. In January 2019, the Company issued 5,000 shares of the Company’s common stock to Mr. Duitch, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $75,000 or $15.00 per share.
(3)	The fees shown were paid to Mr. Garofalo for services as a director. In January 2019, the Company issued 5,000 shares, of the Company’s common stock to Mr. Garofalo, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $75,000 or $15.00 per share. Mr. Garofalo resigned from the Board of Directors on February 19, 2020.
(4)	The fees shown were paid to Mr. Summers for services as a director, including $45,000 for his additional services as a director in his capacity as the Chairman of the Special Projects Committee. In January 2019, the Company issued 5,000 shares of the Company’s common stock to Mr. Summers, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his appointment and service as a director, with such shares to vest in four equal, successive quarterly installments. Such shares were valued at $75,000 or $15.00 per share.
(5)	This column represents the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 20, 2020 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 1,627,182 shares of our common stock outstanding on March 20, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of March 24, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
John Rice(1)	42,024		2.5%
Ronald Fisher(2)	5,383	*
Darren Beckett(3)	5,794	*
Salvatore Battinelli(4)	13,906	*
Dennis Duitch	10,749	*

Kent J. Summers	10,000	*
Mark K Ruport(5)	22,653		1.4%
All executive officers and directors as a group (9 persons)(6)	124, 843		7.1%
5% or Greater Stockholders Carl I. Schwartz(7)	289,321		15.1%

*Less than 1%.

(1)	Includes 41,500 shares that may be acquired now or within 60 days of March 20, 2020 upon the exercise of outstanding stock options.
(2)	Includes 5,183 shares that may be acquired now or within 60 days of March 20, 2020 upon the exercise of outstanding stock options.
(3)	Includes 5,794 shares that may be acquired now or within 60 days of March 20, 2020 upon the exercise of outstanding stock options
(4)	Includes 3,084 shares that may be acquired now or within 60 days of March 20, 2020 pursuant to the conversion of shares of the Company’s Series E Preferred Stock.
(5)	Includes (a) 16,487 shares that may be acquired now or within 60 days of March 20, 2020 upon the exercise of outstanding stock options; and (b) 6,166 shares that may be acquired now or within 60 days of March 20, 2020 pursuant to the conversion of the shares of the Company’s Series E Preferred Stock.
(6)	Includes 69,214 shares that may be acquired now or within 60 days of March 20, 2020 upon the exercise of outstanding stock options and 12,334 shares that may be acquired now or within 60 days of March 20, 2020 pursuant to the conversion of the shares of the Company’s Series E Preferred Stock.
(7)	Includes 49,321 shares that may be acquired now or within 60 days of March 20, 2020 pursuant to the conversion of the Company’s Series E Preferred Stock The address of Carl I. Schwartz is 3750 Las Vegas Blvd. South, Apartment 4303, Las Vegas, Nevada, 89518.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2019.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2013 Equity Incentive Plan(1)	547,130	$23.14	8,211
Equity compensation plans not approved by security holders	-	N/A	-

(1) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2019, the Company issued an aggregate of 50,886 shares of the Company’s common stock, as well as options to purchase up to 180,903 shares of the Company’s common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan. On July 18, 2018, an amendment to our 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company, to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 240,000.

Other Equity Compensation

We have entered into various engagement and placement agent agreements with Dawson James Securities, Inc. (“Dawson”) for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in April 2018 to purchase up to 14,000 shares of common stock at an exercise price of $14.70 per share and a Unit Purchase Option issued in June 2018 to acquire up to 19,120 Units, at an exercise price of $12.50 per Unit, consisting of 19,120 shares of common stock and warrants to purchase up to 5,736 shares of common stock at an exercise price of $10.80. In connection with our January 27, 2020 private placement of equity securities, we issued Dawson James a warrant to purchase up to 17,004 shares of common stock at an initial exercise price of $11.30.

On August 5, 2019 we entered into an agreement with MHZCI, LLC to provide investor relations services to the Company. Pursuant to the terms of the agreement, as partial compensation for services to be rendered 5,000 shares of common stock of the Company are to be issued to MHZCI, LLC as follows (1) 2,500 shares on or before the 10th day following the Effective Date of the agreement, and (2) 2,500 shares on or before the 10th day following the six month anniversary of the agreement, if the agreement is still then in effect. Accordingly, on August 15, 2019 the Company issued 2,500 shares of common stock to MHZCI, LLC, and on February 14, 2020 the Company issued an additional 2,500 shares of common stock to MHZCI, LLC.

On November 18, 2019, we entered into a six-month consulting agreement with Iron Dome Ventures, LLC to provide certain investor relations related services to the Company. Pursuant to the terms of the agreement, as partial compensation for services to be rendered we agreed to issue to Iron Dome Ventures LLC each month, beginning on the Effective Date, and subsequently on the 18th of each month during the term of the agreement, a warrant to purchase 833 shares of the Company’s common stock at an exercise price of $0.10.

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

Transactions with Directors and Officers

On August 8, 2017, we engaged Garofalo & Associates, LLC, a limited liability company owned and controlled by Mr. Garofalo, a former director of the Company, to provide services to the Company as corporate development consultant and financial advisor. Under the engagement letter agreement, Garofalo & Associates, LLC, is entitled to receive in consideration for its services a monthly retainer of $3,000 in cash during the term of the engagement (the engagement may be terminated by both parties upon 30 days’ written notice), and (i) 10,500 shares of common stock of the Company upon the closing of an acquisition by the Company of all or substantially all of the equity or assets (or a controlling interest therein) (the “Closing”) with respect to a specified entity (the value of such shares would have been $238,350 if such shares would have been issued on August 8, 2017, based on a closing price per share of $22.70 on such date), and (ii) 7,500 shares of common stock of the Company upon the Closing with respect to at least one of two other specified entities (the value of such shares would have been $170,250 if such shares would have been issued on August 8, 2017, based on a closing price per share of $22.70 on such date). As of the date of this Annual Report, there are no agreements with respect to the acquisition by the Company of any third party, and there can be no assurance that any agreements will be entered into or, if entered into, that any acquisition or other transaction will be consummated.

On December 3, 2019, we entered into an employment letter agreement with Mark Ruport, effective as of December 3, 2019 (the “Effective Date”), pursuant to which Mr. Ruport has agreed to serve as our Executive Chairman on an “at-will” basis. Additionally, Mr. Ruport was appointed to serve as a member of our Board of Directors, effective as of December 3, 2019, with a term expiring at the 2021 annual meeting of stockholders.

Under the employment letter agreement, Mr. Ruport is entitled to (i) an annual base salary of $155,000 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on annual or special case assessments of Mr. Ruport’s performance and other factors), (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and (iii) a grant of (1) a five-year stock option to purchase up to 10,000 shares of common stock of the Company, which will have an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and will vest and become exercisable in full on the first month’s anniversary of the Effective Date, and (2) a five-year stock option to purchase up to 40,000 shares of common stock of the Company, which will have an exercise price equal to the closing price of the Company’s common stock on the Effective Date, and will vest and become exercisable in equal (as closely as possible) monthly installments over three years from the Effective Date, provided, in each case, that Mr. Ruport remains an employee of the Company through such vesting date.

Such options will be on such other terms and provisions as are contained in the Company’s standard form nonqualified stock option agreement; provided, however, that (x) upon the occurrence of a Change of Control (as defined in the employment letter agreement), any unvested portion of the options as of the date of such Change of Control will immediately and automatically vest; provided, however, that, the options may be assumed or, in the discretion of the Board of Directors, an equivalent option may be substituted by an applicable successor corporation or any subsidiary of the successor corporation in connection with a Change of Control), and (y) in the event that the Board of Directors determines that Mr. Ruport is unable to perform his duties as the Company’s Executive Chairman due to an accident, illness or other event or condition which physically or mentally incapacitates him for a period of 45 consecutive days (“Disability”), if he ceases to be employed by the Company as a result of a Disability, the options will continue to vest and remain exercisable for the 5-year term of the options in accordance with the terms of the option agreements.

Additionally, during the term of his employment, Mr. Ruport will be eligible to receive one or more bonuses relating to each fiscal year in recognition of his achievement of individual and Company goals established by the Board of Directors from time to time. However, the decision to provide any such bonuses and the amount and terms of any such bonuses will be in the sole discretion of the Board of Directors.

We have entered into an “at will” employment agreement, effective as of July 1, 2019, with Frank Orzechowski under which he was engaged to serve as our Chief Financial Officer, Treasurer, Principal Accounting Officer and Corporate Secretary of the Company. Mr. Orzechowski is entitled to receive an annual base salary of $135,000. Pursuant to the employment agreement, Mr. Orzechowski was granted (1) a stock option to purchase up to 250 shares of common stock of the Company, at an exercise price equal to $14.00 per share, which was the closing market price of the Company’s common stock on July 1, 2019 (i.e., the Effective Date), and (2) to purchase up to 6,000 shares of common stock of the Company, with an exercise price of $14.00, and will vest and become exercisable as follows: 387 shares will vest and become exercisable on the one-year anniversary of the Effective Date, 900 shares will vest and become exercisable on the second-year anniversary of the Effective Date, 1,413 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 3,300 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Mr. Orzechowski remains an employee of the Company through such vesting dates. Further, Mr. Orzechowski is eligible to participate in the Company’s 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On February 19, 2020 the Company increased Mr. Orzechowski’s annual base salary to $155,000 effective March 1, 2020.

On January 27, 2020 the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors (Mark K. Ruport, Salvatore Battinelli and Frank Garofalo, a former director) and Carl Schwartz, the Company’s largest shareholder. Pursuant to the SPA, the Company issued and sold 333.33 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), and Class A Warrants to purchase 48,544 shares of the Company’s Common Stock (the “Common Warrants”) for a total gross purchase price of $500,000. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock, and the Class A Warrants have an initial exercise price of $11.30 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee has approved Haynie & Company (“H&C”) to continue as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2019.

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table sets forth fees billed with respect to the years ended December 31, 2019 and 2018:

	2019	2018
Audit Fees	$71,300	$85,270
Audit Related Fees	34,600	14,600
Tax Fees	2,500	4,000
	$108,400	$103,870

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

Auditor Independence

In our fiscal year ended December 31, 2019, there were no professional services provided, other than those listed above, that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

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

1.2

Underwriting Agreement, dated July 30, 2019, by and among Sigma Labs, Inc. and Aegis Capital Corp. acting as the representative of the several underwriters named on Schedule I thereto (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 1, 2019, and incorporated herein by reference).

3.1

Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).

3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.3 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).
3.4	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 21, 2016, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.6	Certificate of Change Pursuant to NRS 78.209. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2020, and incorporated herein by reference).
3.7	Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.8	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
3.9	Certificate of Designation of Rights, Preference and Privileges of Series C Convertible Preferred Stock of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
3.10	Certificate of Designations (Series D Convertible Preferred Stock) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2020 and incorporated herein by reference).
3.11	Certificate of Designations (Series EA Convertible Preferred Stock) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 30, 2020 and incorporated herein by reference).
3.12	Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Preferred Warrant (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.11	Description of Securities. **
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2	Form of Nonqualified Stock Option Agreement for the Plan (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference
10.3	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.4	Form of Restricted Stock Agreement for the Plan (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.5	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.6	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.7	Summary of unwritten Employment Agreement between Sigma Labs, Inc. and John Rice entered into on August 8, 2017 (filed as Exhibit 10.2 to the Company’s Form 10-Q, filed on November 14, 2017, for the period ended September 30, 2017, and incorporated herein by reference).*
10.8	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.9	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.10	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.11	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2018, for the period ended September 30, 2018, and incorporated herein by reference).*
10.12	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
10.13	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *
10.14	2013 Equity Incentive Plan, as amended, of Sigma Labs, Inc. (previously filed by the Company as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 18, 2019, and incorporated herein by reference).*
10.15	Employment letter agreement, effective as of December 3, 2020, between the Company and Mark Ruport.***
10.16	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.17	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.18	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.19	Private Placement Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.20	Form of Limited Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2020, and incorporated herein by reference).

23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

March 24, 2020	By:	/s/ John Rice
John Rice
President and Chief Executive Officer (Principal Executive Officer)

March 24, 2020	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Rice	President and Chief Executive Officer	March 24, 2020
John Rice	(Principal Executive Officer) and Director

/s/ Frank Orzechowski	Chief Financial Officer	March 24, 2020
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ Mark K. Ruport	Executive Chairman	March 24, 2020
Mark K. Ruport	Director

/s/ Salvatore Battinelli	Director	March 24, 2020
Salvatore Battinelli

/s/ Dennis Duitch	Director	March 24, 2020
Dennis Duitch

/s/ Kent Summers	Director	March 24, 2020
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sigma Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigma Labs, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 24, 2020

We have served as the Company’s auditor since 2018.

Sigma Labs, Inc.

Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$86,919	$1,279,782
Accounts Receivable, net	55,540	38,800
Note Receivable, net	-	121,913
Inventory	598,718	240,086
Prepaid Assets	199,727	67,255
Total Current Assets	940,904	1,747,836

Other Assets:
Property and Equipment, net	128,723	277,944
Intangible Assets, net	569,341	404,978
Investment in Joint Venture	500	500
Long-Term Prepaid Asset	52,000	-
Total Other Assets	750,564	683,422

TOTAL ASSETS	$1,691,468	$2,431,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$727,114	$217,488
Note Payable	50,000	50,000
Deferred Revenue	139,447	51,498
Accrued Expenses	122,658	376,833
Total Current Liabilities	1,039,219	695,819

Long-Term Liabilities	-	-

TOTAL LIABILITIES	1,039,219	695,819

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.001 par; 2,250,000 shares authorized; 1,403,759 and 877,663 issued and outstanding, respectively	1,404	878
Additional Paid-In Capital	26,746,439	21,509,306
Accumulated Deficit	(26,095,594)	(19,774,745)
Total Stockholders’ Equity	652,249	1,735,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,691,468	$2,431,258

See accompanying notes to financial statements

Sigma Labs, Inc.

Statements of Operations

	Years Ended
	December 31, 2019	December 31, 2018
REVENUES	$402,446	$388,574

COST OF REVENUE	574,301	270,107

GROSS PROFIT (LOSS)	(171,855)	118,467

EXPENSES:
Salaries & Benefits	2,354,329	2,056,584
Stock-Based Compensation	797,238	1,145,530
Operating R&D Costs	647,994	493,410
Investor & Public Relations	703,710	633,035
Legal & Professional Service Fees	664,403	564,854
Office Expenses	692,881	466,657
Depreciation & Amortization	192,569	192,374
Other Operating Expenses	158,706	134,827
Total Operating Expenses	6,211,830	5,687,271

LOSS FROM OPERATIONS	(6,383,685)	(5,568,804)

OTHER INCOME (EXPENSE)
Interest Income	18,760	35,178
State Incentives	51,877	-
Bad Debt Expense	(2,500)	-
Exchange Rate Gain (Loss)	(4,879)	162
Other Income	8,263	-
Interest Expense	(8,685)	(3,966)
Loss on Disposal of Assets	-	(36,733)
Total Other Income (Expense)	62,836	(5,359)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,320,849)	(5,574,163)

Provision for Income Taxes	-	-

Net Loss	$(6,320,849)	$(5,574,163)

Preferred Dividends	-	(15,125)

Net Loss applicable to Common Stockholders	$(6,320,849)	$(5,589,288)

Net Loss per Common Share - Basic and Diluted	$(5.37)	$(8.10)

Weighted Average Number of Shares Outstanding - Basic and Diluted	1,176,278	689,805

See accompanying notes to financial statements

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Years Ended December 31, 2019 and 2018

	Common	Common	Additional
	Stock	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balance December 31, 2017	497,893	$498	$17,196,875	$(14,185,457)	$3,011,916

Shares issued for services – net of forfeitures	20,000	20	256,244	-	256,264

Shares and warrants sold in public offering, net of offering costs	204,000	204	1,722,196	-	1,722,400

Convertible preferred shares sold	-	-	1,224,000	-	1,224,000

Shares issued for conversion of preferred	135,000	135	(135)	-	-

Shares issued from exercise of warrants	17,790	18	192,114	-	192,132

Shares issued for note & accrued interest conversion	2,500	2	49,998	-	50,000

Shares issued for cashless exchange of warrants	480	1	(1)	-	-
Preferred dividends paid upon conversion	-	-	-	(15,125)	(15,125)

Stock based compensation	-	-	868,015	-	868,015

Net loss	-	-	-	(5,574,163)	(5,574,163)
Balance December 31, 2018	877,663	$878	$21,509,306	$(19,774,745)	$1,735,439

Shares issued for services – net of forfeitures	22,650	23	320,087	-	320,110

Shares and warrants sold in public offering, net of offering costs	447,580	447	3,816,345	-	3,816,792

Warrants issued for services	-	-	15,569	-	15,569

Shares sold in PIPE, net of offering costs	40,000	40	514,960	-	515,000

Shares issued from exercise of warrants	7,023	7	75,841	-	75,848

UPO proceeds in Public Offering	-	-	100	-	100

Shares issued for cashless exchange of unit purchase options	8,843	9	(9)	-	-

Stock based compensation	-	-	494,240	-	494,240

Net loss	-	-	-	(6,320,849)	(6,320,849)

Balance December 31, 2019	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

See accompanying notes to financial statements

Sigma Labs, Inc. and Subsidiaries

Statements of Cash Flows

	Years Ended
	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net Loss	$(6,320,849)	$(5,574,163)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	192,569	192,374
Stock Based Compensation	797,240	1,145,530
Stock Issued for Third Party Services	17,110	-
Warrants Issued for Third Party Services	15,569	-
Loss on Write-off of Asset	-	36,733
Change in assets and liabilities:
Accounts Receivable	(16,740)	65,738
Interest Receivable	-	34,390
Inventory	(358,632)	(24,844)
Prepaid Assets	(184,472)	(1,652)
Accounts Payable	509,626	116,604
Deferred Revenue	87,949	15,818
Accrued Expenses	(254,175)	230,501
NET CASH USED IN OPERATING ACTIVITIES	(5,514,805)	(3,762,971)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(33,487)	(79,116)
Purchase of Intangible Assets	(174,224)	(149,409)
Payment Received from Notes Receivable	121,913	632,197
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(85,798)	403,672

FINANCING ACTIVITIES
Gross Proceeds from issuance of Convertible Preferred and Warrants	-	1,350,000
Gross Proceeds from issuance of Common Stock and Warrants	4,981,221	2,040,100
Less Offering Costs	(649,329)	(433,700)
Proceeds from exercise of Warrants	75,848	192,132
Dividends on Preferred	-	(15,125)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,407,740	3,123,407

NET CHANGE IN CASH FOR PERIOD	(1,192,863)	(235,892)

CASH AT BEGINNING OF PERIOD	1,279,782	1,515,674

CASH AT END OF PERIOD	$86,919	$1,279,782

Supplemental Disclosures:
Noncash investing and financing activities disclosure:

Conversion of Convertible Debt for Stock	$-	$(50,000)
Common Stock Issued for Conversion of Series B&C Preferred	-	1,350
Common Stock Issued for Cashless Exchange of Warrants	-	5
Common Stock Issued for Cashless Exchange of Unit Purchase Options	88	-

Other noncash operating activities disclosure:
Issuance of Common Stock and Warrants for services	$335,679	$256,264

Disclosure of cash paid for:
Interest	$5,069	$12,205
Income Taxes	$-	$-

See accompanying notes to financial statements

SIGMA LABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Reverse Stock Split - Effective February 27, 2020, our Articles of Incorporation were amended to provide for a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”). The effects of the stock split have been retroactively reflected to all periods presented.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2019 and 2018 and for the periods then ended have been made.

Continuing Operations – The Company has sustained losses and had negative cash flows from operating activities since its inception. Commencing in 2017, the company committed itself to a focused initiative to transition its product and its company culture from research and development into an enterprise with a commercial industrial product and a business-oriented operation culture.

In 2019, the Company relied on both public and private offerings to finance the commencement of commercialization by entering test and evaluation programs with large potential customers, both end-users and OEMs. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company. In May 2019, the Company closed a private placement of equity securities resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company. In August 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by the Company. In September 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering resulting in net proceeds of $148,800 after deducting placement agent commissions.

The transition from 2018 and 2019 led into 2020 such that the continuing operations of the Company are no longer dependent upon financing the cost of product development in the absence of revenues, but rather now upon our abilities to finance our efforts to successfully ramp up commercialization, thus earning the product validation of both customer licensing and purchases and creating a dynamic in which public and private offerings facilitate the growth of revenues, thus attracting investor support for continuing investment even as the revenues begin the reduction of the company’s dependence on capital raises over time. In January 2020, the Company closed two private placements of equity securities resulting in net proceeds of approximately $1,711,124 after deducting placement agent commissions and other offering expenses payable by the Company.

As a result, the Company currently has sufficient cash and working capital to fund operations through the end of the first quarter of 2020 and is anticipating that contracts may be closed during fiscal 2020 generating additional cash flow in the near-term. In addition, the Company has access to public and private markets from which to derive additional financing to sustain operations beyond that term, if required; however the Company is unable to predict the extent to which the novel coronavirus may affect the financial markets and the Company’s access to such markets. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2019 and 2018, the Company had the following common shares underlying these instruments:

	Year Ended December 31,
	2019	2018
Warrants	363,727	305,060
Stock Options	180,903	82,627
Convertible Note Payable	2,500	2,500

Total Underlying Common Shares	547,130	390,187

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2019 and 2018 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2019 and 2018, the Company recognized no interest and penalties. All tax years starting with 2016 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2019 or 2018.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. $50,255 of dental patents were written off in January of 2018, and $23,909 of patents related to PrintRite3D® Contour were written off in December of 2019.

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

Amortization - Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

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

Inventory – Inventories consist of raw materials used in the production of customized parts, work-in-process and finished goods components which will be sold to customers. Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method.

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2019 and 2018 were $647,994 and $493,410, respectively.

NOTE 2 - Notes Receivable

On May 1, 2017, the Company made a loan in the principal amount of $250,000 to Jaguar Precision Machine, LLC, a New Mexico limited liability company (“Jaguar”), pursuant to a Secured Convertible Promissory Note dated May 1, 2017 delivered by Jaguar to the Company. The loan bears interest at the rate of 7% per annum, was originally due and payable in full on August 1, 2018, is secured by certain assets of Jaguar, and is convertible at the Company’s option into 10% of the outstanding shares of the common stock of Jaguar unless Jaguar exercises its right under specified circumstances to repay all principal and accrued interest on the loan. On June 15, 2018, the Company received a $150,000 payment from Jaguar, $17,803 of which was applied to accumulated interest through that date and $132,197 was applied to the principal balance of the note. The December 31, 2018 principal balance of the note was $117,803 and the accumulated interest balance due was $4,110. During the year ended 2019 payments totaling $45,000 were received. The payments were applied first to the accumulated interest balance on the note and then to the remaining principal balance. On September 5, 2019, Jaguar paid the promissory note in full, including accrued interest.

NOTE 3 - Inventory

At December 31, 2019 and December 31, 2018, the Company’s inventory was comprised of:

	December 31 2019	December 31, 2018
Raw Materials	$173,102	$168,623
Work in Process	92,493	46,688
Finished Goods	333,123	24,775
Total Inventory	$598,718	$240,086

NOTE 4 – Property and Equipment

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Property and Equipment	$1,108,375	$1,074,888
Less: Accumulated Depreciation	(979,652)	(796,944)
Net Property and Equipment	$128,723	$277,944

Depreciation expense on property and equipment was $182,708 and $190,280 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – Intangible Assets

The Company’s intangible assets consist of Patents and Patent Pending Applications.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2019, the Company wrote off $23,909 of patent costs related to PrintRite3D® Contour, which application was allowed to lapse. In addition, $91,863 of costs related to patents issued to us during 2019 were reclassified from provisional patent application to patent status and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2019 and 2018, respectively:

	Year Ended December 31,
	2019	2018
Provisional Patent Applications	$448,714	$366,353
Patents	138,936	47,073
Less: Accumulated Amortization	(18,309)	(8,448)

Net Intangible Assets	$569,341	$404,978

Amortization expense on intangible assets was $9,861 and $2,094 for the years ended December 31, 2019 and 2018, respectively.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2020	$8,173
2021	8,173
2022	8,173
2023	8,173
Thereafter	87,936

$120,628

NOTE 6 - Notes Payable

In April 2018, the Company entered into an amendment of the remaining $100,000 Secured Convertible Promissory Notes and Warrants which extended the payment due date to October 18, 2018, deleted the covenant providing for acceleration of the payment due date in the event of a public offering closing of at least $3,000,000 and required the Company to pay the balance of accrued and unpaid interest as of the effective date of the amendment. The Company paid the $8,761 balance of accrued interest to the holder in April 2018.

In May 2018 the Holder Converted $50,000 of the Note principal into 2,500 shares of common stock and executed a cashless exercise of 2,400 of the warrants for an additional 480 shares of common stock.

In October 2018, the Note was amended pursuant to which the due date was extended to April 18, 2019. Under the amendment, Sigma paid the $3,444 total accrued interest balance as of October 18, 2018 and agreed to make future payment dates of accrued interest on December 31, 2018 and April 18, 2019.

In April 2019, the Note was amended pursuant to which the due date was extended to October 18, 2019. Under the amendment, Sigma paid the $2,514 total accrued interest balance through April 18, 2019 and agreed to make future payment dates of accrued interest on October 19, 2019.

In October 2019, the Note was amended pursuant to which the due date was extended to January 3, 2020. Under the amendment, Sigma paid the $2,556 total accrued interest balance through October 18, 2019 and agreed to make future payment dates of accrued interest on January 3, 2020.

At December 31, 2019 the Company had the remaining $50,000 Convertible Note outstanding plus accrued interest of $1,028.

NOTE 7 – Stockholders’ Equity

Common Stock

Effective February 27, 2020, our Articles of Incorporation were amended to provide for a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

The effects of the stock split have been retroactively reflected to all periods presented.

In January 2019, the Company issued 20,000 shares of common stock to directors valued at $15.00 per share, or $300,000, with such shares to vest ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

Also in January 2019, the Company issued 8,843 shares of common stock upon the cashless exercise of Unit Purchase Options issued in our June 2018 public offering.

In January and February 2019, the Company issued a total of 7,023 shares of common stock upon the exercise of 7,023 warrants having an exercise price of $10.80 resulting in gross cash proceeds of $75,848.

In March 2019, the Company issued 150 shares of common stock valued at $20.00 per share to the Company’s Vice President of Business Development in connection with his achievement of performance milestones, with such shares vesting immediately.

Also in March 2019, the Company closed a public offering of equity securities in which it issued 140,080 shares of common stock and warrants to purchase a total of 42,024 shares of common stock resulting in net proceeds of approximately $1,679,230, after deducting placement agent commissions and other offering expenses payable by the Company.

In May 2019, the Company closed a private placement of equity securities in which it issued 40,000 shares of common stock and warrants to purchase a total of 22,000 shares of common stock resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company.

On August 2, 2019, the Company closed a public offering of equity securities in which it issued 287,500 shares of common stock resulting in net proceeds of approximately $1,971,000, after deducting commissions and other offering expenses payable by the Company.

On August 15, 2019, the Company issued 2,500 shares of common stock valued at $6.84 per share to MHZCI, LLC, an investor relations firm engaged by the Company, as partial compensation for services to be rendered.

On September 13, 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering by purchasing an additional 20,000 shares of common stock, resulting in net proceeds of $148,800 after deducting commissions.

During 2018, the Company issued 20,000 shares of common stock valued at $12.80 per share as compensation for serviced, totaling $256,264.

In May 2018, we issued an aggregate of 100,000 shares of common stock upon conversion of the 1,000 shares of Series B Preferred Stock issued in April 2018 (as described below under “Preferred Stock”).

In May 2018, the Company issued 2,980 shares of common stock as the result of a conversion of the $50,000 principal balance of Notes Payable and the cashless exercise of 2,400 warrants.

In June 2018, as part of its public offering of equity securities described in Note 1, the Company issued 350 shares of Series C convertible preferred stock, 204,000 shares of common stock, and warrants to purchase a total of 71,700 shares of common stock (including the warrants described under “Preferred Stock” below that were issued on June 26, 2018). Each warrant has an initial price of $10.80 per share. The net proceeds to the Company were approximately $2,068,900 after commissions and other offering expenses. The Company also issued to Dawson James Securities, Inc., its placement agent in the public offering, a Unit Purchase Option to acquire up to 19,120 Units, at an exercise price of $12.50 per Unit, consisting of 19,120 shares of common stock and warrants to purchase up to 5,736 shares of common stock at an exercise price of $10.80 as compensation.

Between August and October 2018, the Company issued 35,000 shares of common stock upon conversion of 350 shares of Series C Preferred Stock issued in June 2018 (as described below under “Preferred Stock”).

Between October and December 2018, the Company issued 17,790 shares of common stock as the result of the exercise of warrants resulting in cash proceeds of $192,132.

Deferred Compensation

In previous years and 2019, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During 2019 and 2018, $303,000 and $277,515, respectively, of the unvested compensation cost related to these issues was recognized.

As of December 31, 2019, and 2018, the balance of unvested compensation to be recognized was $0 and $21,355, respectively, and is recorded as prepaid stock compensation as of those dates.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. No shares of preferred stock were issued and outstanding at December 31, 2019 or 2018.

In April 2018, the Company issued 1,000 shares of the Company’s newly-created non-voting Series B Convertible Preferred Stock, which were convertible into 100,000 shares of common stock and warrants to purchase an aggregate of 75,000 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000. The Series B Convertible Preferred Stock was fully converted into shares of common stock during 2018. The warrants have an initial exercise price of $14.70 per share, the closing price of the Company’s common stock reported on The NASDAQ Capital Market on April 6, 2018, subject to adjustment in certain circumstances. The net proceeds to the Company were approximately $877,500 after commissions and other offering expenses. The Company also issued to Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 14,000 shares of common stock, at an exercise price of $14.70 per share, as compensation. The warrants issued pursuant to this transaction are unexercised as of December 31, 2019.

In June 2018, as part of the public offering described in Note 1, the Company issued 350 shares of the Company’s newly-created non-voting Series C Convertible Preferred Stock, which were convertible into 35,000 shares of common stock, and warrants to purchase an aggregate of 10,500 shares of the Company’s common stock. The warrants have an initial exercise price of $10.80 per share, 11% above the closing price of the Company’s common stock reported on The NASDAQ Capital Market on June 26, 2018, subject to adjustment in certain circumstances.

Stock Options

In July 2019, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 75,000 shares of our common stock to a total of 240,000 shares. As of December 31, 2019, an aggregate of 8,211 shares of common stock were reserved for issuance under the 2013 Plan.

During 2019, the Company granted a total of 100,326 options to 22 employees and 2 consultants with vesting periods ranging from immediately/upon issue to 4 years beginning January 1, 2019. In 2019, 38,143 options vested and $494,240 of compensation cost was recognized during the year. As of December 31, 2019, there were options to purchase 180,903 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 88,163 shares of common stock. No options were exercised during the year ended December 31, 2019.

During 2018, the Company granted a total of 53,433 options to 18 employees and 1 consultant with vesting periods ranging from immediately/upon issue to 4 years beginning February 2018. In 2018, 41,549 options vested and $868,015 of compensation cost was recognized during the year. As of December 31, 2018, there were options to purchase 82,627 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 50,098 shares of common stock. No options were exercised during the year ended December 31, 2018.

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

Total share-based compensation expense included in the statements of operations for the years ended December 31, 2019 and 2018 is $797,238, of which $494,240 is related to stock options, and $1,145,530, of which $868,015 is related to stock options, respectively. There was no capitalized share-based compensation cost as of December 31, 2019 and 2018, and there were no recognized tax benefits during the years ended December 31, 2019 and 2018.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2019 and 2018:

Assumptions:

	2019	2018
Dividend yield	0.00	0.00
Risk-free interest rate	1.42-2.53%	2.68-3.10%
Expected volatility	105.2-112.1%	104.9-137.3%
Expected life (in years)	5-10	5-10

Option activity for the year ended December 31, 2019 and 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2017	29,994	4.57	7.33	16,600
Granted	53,433	1.45	6.58	0
Exercised	-	-	-	-
Forfeited or cancelled	(8,00)	4.59	-	-
Options outstanding at December 31, 2018	82,627	2.49	6.47	60,090
Granted	100,326	1.25	4.79	-
Exercised	-	-	-	-
Forfeited or cancelled	(2,050)	1.68	-	-
Options outstanding at December 31, 2019	180,903	1.81	5.09	25,988
Options expected to vest in the future as of December 31, 2019	92,740	1.38	4.88	1,792
Options exercisable at December 31, 2019	88,163	2.27	5.30	24,196
Options vested, exercisable, and options expected to vest at December 31, 2019	180,903	1.81	5.09	25,988

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $9.82 closing price of our Common Stock on December 31, 2019. Six of the 2019 option grants have an exercise price currently below $9.82.

At December 31, 2019, there was $793,796 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 4.88 years.

Warrants

At December 31, 2019, the Company had outstanding warrants to purchase a total of 363,727 shares of common stock; 162,150 warrants at an exercise price of $40.00 per share, which if not exercised, will expire on February 21, 2022, 89,000 warrants at an exercise price of $14.70 per share, which if not exercised, will expire on October 07, 2023, 46,887 warrants at an exercise price of $10.80 per share, which if not exercised, will expire on June 26, 2023, 42,024 warrants at an exercise price of $16.10 per share, which if not exercised, will expire on March 15, 2024, 20,000 warrants with an exercise price of $15.60 per share, which if not exercised, will expire on May 7, 2024, 2,000 warrants with an exercise price of $17.50 per share, which if not exercised, will expire on May 7, 2024, and 1,666 warrants with an exercise price of $0.10, which if not exercised, will expire on November 18, 2022.

Warrant activity for the year ended December 31, 2019 and 2018 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2017	164,550	39.70	4.11
Granted	160,700	13.00	4.64
Exercised	(20,190)	11.90	-
Forfeited or cancelled	-	-	-
Options outstanding at December 31, 2018	305,060	27.50	3.86
Granted	65,690	15.60	4.39
Exercised	(7,023)	10.80	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2019	363,727	25.60	3.12

NOTE 8 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2016 through 2018.

The Company has available at December 31, 2019, unused operating loss carryforwards of approximately $14,469,000, which may be applied against future taxable income and which expire in various years through 2039. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $3,037,800 and $2,123,700 at December 31, 2019 and 2018, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2019	2018
Deferred tax assets:
NOL carryover	$3,038,600	$2,105,600
Depreciation	(800)	18,100
Valuation allowance	(3,037,800)	(2,123,700)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Book Loss	$(1,327,400)	$(1,170,600)
Depreciation	19,000	13,400
Meals & Entertainment	167,420	2,600
Stock Compensation	1,900	242,730
Loss on Asset Disposal	-	7,714
Change in valuation allowance	1,139,080	904,156
Provision for Income Taxes	$-	$-

NOTE 9 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2019 and 2018:

	Year Ended December 31
	2019	2018
Loss from continuing
Operations available to
Common stockholders (numerator)	$(6,320,849)	$(5,574,163)

Weighted average number of
common shares Outstanding
used in loss per share during
the Period (denominator)	1,176,278	689,805

Dilutive loss per share was not presented as the Company’s outstanding warrants, stock options and note conversion features common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2019, the Company had outstanding 363,727 warrants which could be converted to 363,727 shares of common stock, a $50,000 note payable convertible into 2,500 shares of common stock, and 180,903 stock options exercisable for 180,903 shares of common stock resulting in a potential total additional 475,130 common stock shares outstanding in the future. At December 31, 2018, the Company had outstanding 305,050 warrants which could be converted to 305,060 shares of common stock, a $50,000 note payable convertible into 2,500 shares of common stock, and 82,627 stock options exercisable for 82,627 shares of common stock resulting in a potential total additional 390,187 common stock shares outstanding in the future.

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $73,255 and $70,187 for the years ended December 31, 2019 and 2018, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2019 were $28,305. The future minimum lease payments are due during the year 2020.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2019 and 2018, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The change in the composition of customers between the two years resulted primarily from the change of focus from sales to R&D customers to Proof of Concept sales to customers preparing to initiate commercial production.

Customer	2019	2018
A	27.42%	-
B	21.2%	12.87%
C	20.34%	-
D	11.83%	23.34%
E	-	12.62%
F	-	12.18%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2019 and 2018, respectively.

Customer	2019	2018

A	76.46%	-
B	23.54%	-
C	-	64.43%
D	-	17.01%
E	-	12.11%

NOTE 11 - Joint Venture

In July 2015, we entered into a joint venture agreement with Arete Innovative Solutions LLC (“Arete”). The Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. There were no operating activities during the fiscal 2017 and net operations resulted in a loss on the investment of $105 in fiscal 2016. The Company and Arete agreed in 2017 to terminate the Joint Venture and are in the process of paying final costs. The remaining cash asset of the company will be distributed to the former partners in 2020.

NOTE 12 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company has elected to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The costs of matching contributions were $45,080 in 2019 and $51,415 in 2018.

NOTE 13 – Related Party Transactions

On June 17, 2019, our Former Chief Financial Officer, Nannette Toups submitted notice to the Company of her resignation effective August 15, 2019. On September 12, 2019, Ms. Toups Separation Agreement was amended to change her Effective Date to September 15, 2019. Effective September 15, 2019 the Company entered into a one-year Consulting Agreement with Ms. Toups as an independent contractor to provide non-exclusive consulting services to the Company on as an-needed basis at the rate of $100 per hour. The agreement provides that as long as the Consulting Agreement remains in effect, the stock options of the Company held by Ms. Toups shall remain exercisable and continue to vest in accordance with the terms of the Consultants existing stock options agreements of the Company. Through December 31, 2019, Ms. Toups has accrued $4,000 in fees for services rendered under the Consulting Agreement.

NOTE 14 – Subsequent Events

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s Series D Convertible Preferred Stock (the “Series D Preferred Stock”), warrants to purchase 779,600 shares of the Company’s Common Stock (the “Common Warrants”) and warrants to purchase 6,156 shares of the Series D Preferred Stock (the “Preferred Warrants”) for a total gross purchase price of $1,600,000. The Series D Preferred Stock is initially convertible into 164,000 shares of Common Stock, the Preferred Warrants have an initial exercise price of $975.00 per share, and the Common Warrants have an initial exercise price of $10.00 per share. Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333.33 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), and Class A Warrants to purchase 48,544 shares of the Company’s Common Stock (the “Common Warrants”) for a total gross purchase price of $500,000. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock, and the Class A Warrants have an initial exercise price of $11.30 per share. Sigma also issued Dawson James Securities, Inc., its placement agent in the foregoing private placement, warrants to purchase up to 17,004 shares of Common Stock, at an initial exercise price of $11.30 per share as partial compensation. Total net proceeds from the private placements were approximately $1,711,124, after deducting placement commissions and other offering expenses payable by the Company.

On January 31, 2020, the Company paid off its Secured Convertible Promissory Note in full in the amount of $56,458, including accrued interest of $1,458 and a late fee penalty of $5,000.

Effective February 27, 2020, our Amended and Restated Articles of Incorporation were amended pursuant to a Certificate of Change Pursuant to Nevada Revised Statutes 78.209 (the “Certificate of Change”) filed with the Nevada Secretary of State. The Certificate of Change provided for both a reverse stock split of the outstanding shares of our common stock on a 1-for-10 basis (the “Reverse Stock Split”), and a corresponding decrease in the number of shares of our common stock that we are authorized to issue (the “Share Decrease”).

As a result of the Reverse Stock Split, the number of issued and outstanding shares of our common stock decreased from 14,500,823 pre-Reverse Stock Split shares to 1,450,082 post-Reverse Stock Split shares (after adjustment for any fractional shares). Pursuant to the Share Decrease, the number of authorized shares of our common stock decreased from 22,500,000 to 2,500,000 shares of common stock, $0.001 par value per share.

