Form 10-Q
period 2020-03-31
SIGMA LABS, INC.
filed 2020-05-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 13, 2020, the issuer had 3,086,151 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$631,018	$86,919
Accounts Receivable, net	119,425	55,540
Inventory	505,803	598,718
Prepaid Assets	136,721	199,727
Total Current Assets	1,392,967	940,904

Other Assets:
Property and Equipment, net	128,527	128,723
Intangible Assets, net	602,054	569,341
Investment in Joint Venture	500	500
Long-Term Prepaid Asset	52,000	52,000
Total Other Assets	783,081	750,564

TOTAL ASSETS	$2,176,048	$1,691,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$484,114	$727,114
Notes Payable	-	50,000
Deferred Revenue	94,118	139,447
Accrued Expenses	165,040	122,658
Total Current Liabilities	743,272	1,039,219

TOTAL LIABILITIES	743,272	1,039,219

Commitments & Contingencies

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 1,378 and 0 issued and outstanding, respectively	2	-
Common Stock, $0.001 par; 8,000,000 shares authorized; 1,817,834, and 1,403,759 issued and outstanding, respectively	1,818	1,404
Additional Paid-In Capital	29,425,382	26,746,439
Accumulated Deficit	(27,994,426)	(26,095,594)
Total Stockholders’ Equity	1,432,776	652,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,176,048	$1,691,468

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

REVENUES	$221,730	$64,450

COST OF REVENUE	244,703	96,555

GROSS PROFIT	(22,973)	(32,105)

OPERATING EXPENSES:
Salaries & Benefits	652,197	512,560
Stock-Based Compensation	154,171	254,206
Operating R&D Costs	53,689	145,272
Investor & Public Relations	238,268	157,789
Legal & Professional Service Fees	211,509	184,570
Office Expenses	147,747	166,110
Depreciation & Amortization	18,012	48,383
Other Operating Expenses	84,049	38,209
Total Operating Expenses	1,559,642	1,507,098

LOSS FROM OPERATIONS	(1,582,615)	(1,539,203)

OTHER INCOME (EXPENSE)
Interest Income	851	5,782
State Incentives	-	51,877
Exchange Rate Loss	(1,391)	(446)
Interest Expense	(431)	(2,122)
Total Other Income (Expense)	(971)	55,091

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,583,585)	(1,484,112)

Provision for Income Taxes	-	-

Net Loss	$(1,583,585)	$(1,484,112)

Preferred Dividends	(315,247)	-

Net Loss Applicable to Common Stockholders	$(1,898,832)	$(1,484,112)

Net Loss per Common Share - Basic and Diluted	$(1.30)	$(1.60)

Weighted Average Number of Shares Outstanding - Basic and Diluted	1,463,627	933,476

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net Loss	$(1,583,585)	$(1,484,112)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	18,012	48,383
Stock Based Compensation	154,170	254,206
Securities Issued for Third Party Services	39,618	-
Change in assets and liabilities:
Accounts Receivable	(63,885)	(33,150)
Interest Receivable	-	(1,561)
Inventory	92,915	(56,785)
Prepaid Assets	63,006	(25,187)
Accounts Payable	(243,000)	288,395
Deferred Revenue	(45,330)	29,825
Accrued Expenses	42,383	(86,783)
NET CASH USED IN OPERATING ACTIVITIES	(1,525,696)	(1,066,769)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(11,474)	(1,269)
Purchase of Intangible Assets	(39,055)	(74,560)
Payment Received from Notes Receivable	-	15,000
NET CASH USED IN INVESTING ACTIVITIES	(50,529)	(60,829)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	2,100,000	1,961,220
Less Offering Costs	(428,876)	(281,890)
Payment of Note Payable	(50,000)	-
Proceeds from exercise of Warrants	499,200	75,848
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,120,324	1,755,178

NET CHANGE IN CASH FOR PERIOD	544,099	627,580

CASH AT BEGINNING OF PERIOD	86,919	1,279,782

CASH AT END OF PERIOD	$631,018	$1,907,362

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Common Stock Issued for Cashless Exchange of UPOs	-	88,431

Paid-in-Kind Dividend and Common Stock Issued for Preferred Dividends	315,247	-
Disclosure of cash paid for:
Interest	$1,458	$1,028
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Quarters Ended March 31, 2020 and March 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Net Loss	-	-	-	-	-	(1,583,585)	(1,583,585)
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997	-	2,100,000
Preferred Stock Dividends	-	-	86,801	87	315,160	(315,247)	-
Common Shares issued for Conversion of Preferred Shares	(1,107)	(2)	321,517	321	(319)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	512	1	-	-	499,199	-	499,200
Securities Issued for Third Party Services	-	-	2,500	3	39,615	-	39,618
Stock Options Awarded to Employees	-	-	-	-	154,170	-	154,170
Offering Costs					(428,876)	-	(428,876)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-

Balances, March 31, 2020	1,378	$2	1,817,834	$1,818	$29,425,382	$(27,994,426)	$1,432,776

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2018	-	$-	877,663	$878	$21,509,306	$(19,774,745)	$1,735,439

Net Loss	-	-	-	-	-	(1,484,112)	(1,484,112)
Shares Sold in Public Offering	-	-	140,080	140	1,679,190	-	1,679,330
Shares issued for Exercise of Warrants	-	-	7,023	7	75,841	-	75,848
Shares Issued for Cashless Exchange of UPO's	-	-	8,843	9	(9)	-	-
Shares Issued for Services	-	-	20,150	20	302,980	-	303,000
Stock Options Awarded to Employees	-	-	-	-	176,206	-	176,206

Balances, March 31, 2019	-	$-	1,053,759	$1,054	$23,743,514	$(21,258,857)	$2,485,712

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2019 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2020 and 2019, the Company had the following common shares underlying these instruments:

	Three Months Ended March 31,
	2020	2019
Warrants	1,244,712	340,061
Preferred Stock Warrants	2,996,713	-
Stock Options	159,637	103,623
Preferred Stock	624,412	-
Convertible Note Payable	-	2,500

Total Underlying Common Shares	5,025,474	446,184

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2020 and 2019:

	Three Months Ended March 31
	2020	2019

Net Loss per Common Share - Basic and Diluted	$(1.30)	$(1.60)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(1,898,832)	$(1,484,112)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	1,463,627	933,476

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

NOTE 2 – Inventory

At March 31, 2020 and December 31, 2019, the Company’s inventory was comprised of:

	March 31, 2020	December 31, 2019
Raw Materials	$155,939	$173,102
Work in Process	16,741	92,493
Finished Goods	333,123	333,123
Total Inventory	$505,803	$598,718

NOTE 3 - Notes Payable

On January 31, 2020, the Company paid off its Secured Convertible Promissory Note in full in the amount of $56,458, including accrued interest of $1,458 and a late fee penalty of $5,000.

NOTE 4 - Stockholders’ Equity

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

On March 27, 2020, at a special shareholders’ meeting, our authorized shares of common stock were increased from 2,250,000 to 8,000,000.

In the first quarter of 2020, the Company issued 321,517 shares of common stock in exchange for the conversion of 1,107 shares of Series D Convertible Preferred stock, and 86,801 shares of common stock as in-kind payment of preferred stock dividends.

In February 2020, the Company issued 2,500 shares of common stock valued at $8.70 per share to MHZCI, LLC, an investor relations firm engaged by the Company, as partial compensation for services to be rendered.

In January 2019, the Company issued 20,000 shares of common stock to directors valued at $15.00 per share, or $300,000, with such shares vesting ratably over four quarterly installments, subject in each case to such director’s continuing service as a director.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 1,378 and 0 shares of preferred stock were issued and outstanding at March 31, 2020 and 2019, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares will have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which initially is $10.00 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed.

At March 31, 2020 there were 1,045 shares of Series D Convertible Preferred stock outstanding, which if converted at the Alternate Conversion Price of $2.36 as of March 31, 2020, including the make-whole dividends, would have resulted in the issuance of 562,762 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock,

At March 31, 2020, all of the issued Series E Convertible Preferred Stock was outstanding, which if converted as of March 31, 2020, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Stock Options

In July 2019, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 750,000 shares of our common stock to a total of 2,400,000 shares.

In August 2019, the Company terminated its 2011 Equity Incentive Plan.

As of March 31, 2020, an aggregate of 29,486 shares of common stock were reserved for issuance under the 2013 Plan.

During the three months ended March 31, 2020, the Company granted an option to purchase 8,100 shares of common stock to Iron Dome Ventures, LLC as partial compensation for investor relations services to be rendered. The option vests equally over nine months beginning February 2020.

During the three months ended March 31, 2019, the Company granted options to purchase a total of 20,996 shares of common stock to 18 employees with vesting periods ranging from immediately upon issuance to 4 years beginning January 2019.

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

Total share-based compensation expense included in the statements of operations for the three months ended March 31, 2020 and 2019 is $154,170 and $254,206, of which $154,170 and $176,206 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2020 and 2019:

Assumptions:

	2020	2019
Dividend yield	0.00	0.00
Risk-free interest rate	1.41%	2.19-2.54%
Expected volatility	111.05%	105.2-106.1%
Expected life (in years)	5	5-10

Option activity for the three months ended March 31, 2020 and the year ended December 31, 2019 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2018	82,627	24.90	6.47	60,090
Granted	100,335	12.50	4.79	-
Exercised	-	-	-	-
Forfeited or cancelled	(2,050)	16.80	-	-
Options outstanding at December 31, 2019	180,912	18.11	5.09	25,988
Granted	8,100	6.30	4.89	-
Exercised	-	-	-	-
Forfeited or cancelled	(29,375)	28.01	-	-
Options outstanding March 31, 2020	159,637	15.69	4.42	-
Options expected to vest in the future as of March 31, 2020	80,899	13.53	4.64	-
Options exercisable at March 31, 2020	78,738	17.91	4.19	-
Options vested, exercisable, and options expected to vest at March 31, 2020	159,637	15.69	4.42	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.76 closing price of our Common Stock on March 31, 2020. All of the 2020 option grants have an exercise price currently below $2.76.

At March 31, 2020, there was $659,679 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 4.64 years.

Warrants

Warrant activity for the three months ended March 31, 2020 and 2019 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2018	305,060	27.50	3.86
Granted	42,024	16.10	4.96
Exercised	(7,023)	10.80	-
Forfeited or cancelled	-	-	-
Warrants outstanding at March 31, 2019	340,061	26.40	3.76

Warrants outstanding at December 31, 2019	363,727	25.60	3.12
Granted	880,985	10.14	5.33
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at March 31, 2020	1,244,712	14.67	4.61

In connection with its January 2020 private placement, the Company issued 6,156 warrants to purchase its Series D Preferred Stock (the Preferred Warrants”). The Preferred Warrants have an exercise price of $975 per warrant and expire on February 15, 2021. Pursuant to the terms of the Securities Purchase Agreement, the Company forced the exercise of 512 warrants on March 27, 2020. As of March 31, 2020, there were 5,644 Preferred Warrants outstanding, which if exercised would result in the issuance of 5,644 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred stock, including make-whole dividends, was convertible into 2,996,713 shares of common stock on March 31, 2020.

NOTE 5 - Subsequent Events

On April 6, 2020, the Company closed a public offering of equity securities in which it issued 493,027 shares of common stock and pre-funded warrants to purchase up to 22,438 shares of the Company’s common stock. The Company also issued Series A Warrants to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement. In connection with this offering, the Company issued Dawson James Securities, Inc., its Placement Agent, a warrant to purchase an aggregate of 41,237 shares of the Company’s Common Stock (which amount is based on the number of Common Shares and shares underlying the Pre-Funded Warrants) at an exercise price of $3.64 per share. Net proceeds to the Company after deducting offering expenses were approximately $1,230,000.

On April 10, 2020, the Company granted employees an aggregate of 13,605 shares of its common stock. The shares vest on December 31, 2020, as long as the individual remains an employee of the Company on that date.

On April 14, 2020, the Company was granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that the Company will not take actions that could cause the Company to be ineligible for forgiveness of a greater portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

During April, the Company issued 762,964 shares of Common Stock from conversions of our Series D Convertible Preferred stock

On April 30, 2020, Mark K. Ruport was appointed as President, Chief Executive Officer and principal executive officer of the Company. Mr. Ruport will no longer serve as Executive Chairman but will remain a director on the Board of Directors of the Company. In connection with this appointment, John Rice resigned from his positions as President, Chief Executive Officer, and principal executive officer of the Company. Mr. Rice will remain a director on the Board of Directors and will continue to serve as Chairman of the Board.

On May 1, 2020, we entered into a consulting agreement with Mr. Rice, pursuant to which Mr. Rice was engaged to provide, among other services to be determined by the Company, advice regarding the structure of certain financial and other strategic transactions involving the Company, on an as-needed basis. Pursuant to the consulting agreement, on May 1, 2020 (the “Grant Date”), the Company granted Mr. Rice under our 2013 Equity Incentive Plan a five-year stock option to purchase up to 16,044 shares of common stock of the Company, which option has an exercise price equal to the closing price of the Company’s common stock on the Grant Date and is fully vested as of the Grant Date. Stock options that have been previously granted to Mr. Rice that are described in the Company’s filings with the Securities Exchange Commission will continue to remain outstanding in accordance with the terms of the applicable stock option agreements and will expire 90 days after the later of the date that Mr. Rice is no longer a director of the Company or the consulting agreement is terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including any projections of revenue or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this report.

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

2020 Developments

In 2020, we reported several events, including the following (in reverse chronological order):

On May 4, 2020, we announced that effective April 30, 2020, we appointed Mark K. Ruport as President and Chief Executive Officer. Mr. Ruport will continue to serve as a member of the Board of Directors. As part of the transition, John Rice stepped aside from his position as President and Chief Executive Officer and will continue in his role as the non-executive Chairman of the Board of Directors of Sigma Labs. This completed the management transition process that started in December 2019 when Mr. Ruport joined the Company to bring his extensive experience in developing and employing a multi-layered distribution model to selling enterprise software on a global scale.

On April 6, 2020, the Company closed a public offering of equity securities in which it issued 493,027 shares of common stock and pre-funded warrants to purchase up to 22,438 shares of the Company’s common stock. The Company also issued Series A Warrants to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement. In connection with this offering, the Company issued Dawson James Securities, Inc., its Placement Agent, a warrant to purchase an aggregate of 41,237 shares of the Company’s Common Stock (which amount is based on the number of Common Shares and shares underlying the Pre-Funded Warrants) at an exercise price of $3.64 per share. Net proceeds to the Company after deducting offering expenses were approximately $1,230,000.

On March 24, 2020, we announced that we were awarded two U.S. patents for our industry-leading technology, PrintRite3D®. These two patents, (1) Systems and Methods for Additive Manufacturing Operations; and (2) Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation further advanced the ability of our software to detect defects and anomalies during the manufacturing process, saving time, money and waste and accelerating the transition of AM to serial production.

On March 5, 2020, we announced that we have agreed with Materialise NV, a leading provider of additive manufacturing software and of sophisticated 3D printing services, to evolve our previously announced memorandum of understanding (MOU) to cooperate on the integration of the Materialise MCP Controller with Sigma Labs’ PrintRite3D® technology and have further agreed to enter into a binding joint sales agreement to begin beta customer commercialization of the integrated PrintRite3D® and Materialise Control Platform (MCP) product. The MCP is an embedded hardware and software solution that addresses the growing need for broader and more straightforward control over the additive manufacturing process by giving full control to the end-user. The companies have achieved the integration and are now positioned to offer a unique product solution for retrofit of existing machines, OEM machine integration and closed loop control.

On March 3, 2020, we announced that we were awarded a contract to implement our PrintRite3D Real-Time Melt Pool Analytics technology at Northwestern University. In collaboration with two university research centers at Northwestern University, Northwestern Initiative on Manufacturing Science and Innovation (NIMSI) and Center for Hierarchical Materials Design (CHiMaD), Sigma Labs will integrate the PrintRite3D system to a DMG Mori LASERTEC12 Selective Laser Melting machine. Researchers at NIMSI have developed computer-integrated systems for innovative manufacturing processes, including subtractive, deformation-based and additive processes.

Sigma Labs and Northwestern will collaborate to further validate the performance and capabilities Sigma’s technology to identify real-time defect formations during the printing process. The DMG MORI LASERTEC 12 SLM machine, is yet another new platform for Sigma Labs, further proving out PrintRite3D’s position as the agnostic in process quality system that can be deployed on all major laser powderbed brands and is setting the standard for third party independent quality assurance monitoring of metal additive manufacturing systems.

On February 26, 2020, we announced that we were awarded a contract with the Mississippi State University Center for Advanced Vehicular Systems (CAVS), a world-class interdisciplinary research center that uses state-of-the-art technology to address engineering challenges facing U.S. mobility industries The Mississippi State University Center for Advanced Vehicular Systems will install PrinteRite3D on a Renishaw AM400 machine, a new OEM platform for Sigma Labs, further proving out PrintRite3D’s platform interoperability potential to an increasingly large machine base. Per the terms of the agreement, in addition to any research or commercial applications of PrintRite3D®, CAVS has agreed to serve as a real-world test bed for new product improvements that Sigma will roll out over time.

On January 27, 2020, we entered into a securities purchase agreement with certain institutional investors for the purchase of shares of newly created series of the Company’s preferred stock, warrants to purchase the Company’s common stock and warrants to purchase such preferred stock for total gross cash proceeds to the Company of $1.6 million. Additionally, the Company’s largest shareholder and certain of its directors have entered into a securities purchase agreement with the Company for the purchase of shares of another new series of the Company’s preferred stock and warrants to purchase the Company’s common stock for total gross cash proceeds to the Company of $500,000.

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

During the three months ended March 31, 2020, we recognized revenue of $221,730, as compared to $64,450 in revenue recognized during the same period in 2019, an increase of $157,280. The increase is primarily due to PrintRite3D® unit sales to two research universities, as well as revenue recognized under the legacy Rapid Test and Evaluation (“RTE”) program during the quarter.

Our Cost of Revenue for the three months ended March 31, 2020 and 2019 was $244,703 and $96,555, respectively, an increase of $148,148. The increased cost is primarily attributable to the ongoing support of legacy RTE programs, including equipment upgrades and additional travel and labor costs.

Sigma’s total operating expenses for the three months ended March 31, 2020 were $1,559,642 as compared to $1,507,098 for the same period in 2019, an increase of $52,544.

Salary and Benefits costs were $652,197 for the three months ended March 31, 2020 compared to $512,560 for the same period in 2019, an increase of $139,637. This 27% cost increase correlates to an increase of four full-time equivalent employees between the two periods.

Stock-based Compensation was $154,171 for the three months ended March 31, 2020 compared to $254,206 for the same period in 2019, a $100,035, or 39%, decrease. This decrease is a result of zero stock options granted to employees in the first quarter, as well as zero shares of common stock granted to our directors through March 31, 2020.

Research and Development expenditures of $53,689 were incurred during the three months ended March 31, 2020 compared to $145,272 in the same period of 2019, a 63% decrease. The decrease is due to substantially completed product development compared to the same period in 2019, as well as reduced spending to conserve cash.

Investor & Public Relations expenses of $238,268 were incurred during the three months ended March 31, 2020, as compared to $157,789 incurred during the same period in 2019. The increase of $80,479 is primarily due to expenses incurred in connection with the March 27, 2020 Special Meeting of Shareholders, as well as increased advertising campaigns.

Legal & Professional fees incurred in the three months ended March 31, 2020 were $211,509 compared to $184,570 incurred during the same period in 2019, an increase of $26,939. This increase is primarily a result of legal expenses incurred in connection with our January 2020 private offering and our February 27, 2020 reverse stock split.

Other Operating expenses were $84,049 for the three months ended March 31, 2020, as compared to $38,209 for the same period in 2019. The increase is primarily due to an increase in our Directors and Officers insurance policy premium for 2020.

In the three months ended March 31, 2020, our net other income & expense was a net expense of $971 compared to net other income of $55,091 in 2019. The 2019 net positive contribution results primarily from the receipt of a $51,877 New Mexico state job incentive credit.

Sigma’s net loss applicable to common stockholders for the three months ended March 31, 2020 totaled $1,898,832 as compared to $1,484,112 for the same period of 2019, a $414,720 increase. The first quarter 2020 net operating loss contributed $43,412 to the loss increase, the reduction in other income contributed $56,062, and preferred dividends contributed $315,247.

Liquidity and Capital Resources

As of March 31, 2020, we had $631,018 in cash and working capital of $649,695, as compared with $86,919 in cash and a working capital deficit of $98,315 as of December 31, 2019.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On April 6, 2020, the Company closed an offering of equity securities resulting in net proceeds of approximately $1,230,000. On April 14, 2020 we were granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that a majority of the loan amount will be forgiven, but no assurance can be given that the Company will not take actions that could cause the Company to be ineligible for forgiveness of a greater portion of the loan. The unforgiven portion of the loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. On March 27, 2020, pursuant to the terms of the Agreement, we forced the exercise of a portion of the warrants to purchase our Series D Preferred Stock which resulted in net cash proceeds to the Company of $460,000. Additionally, on April 20, 2020, 200 preferred warrants were exercised by an institutional investor, resulting in net proceeds to the Company of $179,400. If all of the remaining warrants to purchase shares of Series D Preferred Stock and Common Stock are exercised by the holders thereof, the potential gross cash proceeds to us will be $7,476,747. Depending on the amount, if anything, we receive from such exercises and the timing thereof, and the amount of revenues we are able to generate, we may need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is also significant uncertainty from the affect that the novel coronavirus (“COVID-19”) may have on the availability and type of financing. To the extent that funds are not available to us, we may be required to delay, limit or terminate our business operations and lose our NASDAQ listing.

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

However, due to the effect of COVID-19 on its business, one of our customers notified the Company in late March 2020 that it would not be moving forward with two purchase orders, which has resulted in decreased revenue for the Company. In addition, two key industries with which we do business are the aerospace and the oil and gas industries. The COVID-19 pandemic and its impact on the worldwide economy and global demand for aerospace-related products and oil and gas have adversely affected such industries. Due to the downturn, the demand for our products from customers and potential customers in these industries has decreased, which will result in the Company generating less revenue in the short-term. It is impossible to know at this time how long companies will limit capital expenditures and if the industries that have been most negatively affected will resume normal purchasing. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, many predict that the crisis will accelerate the adoption of 3D printing, which would be a positive trend for the Company. Additionally, the Company is adjusting to travel restrictions and not being able to be onsite to install or upgrade our products and has started to use newer technologies to instruct users to do certain maintenance tasks. This has resulted in lowering our travel expenses and increasing our overall efficiency.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 increased to $1,525,696 from $1,066,769 during the same period in 2019, a $458,927 increase. Increased net loss contributed $99,473 toward this use of cash, a decrease in accounts payable and accrued expenses contributed $402,229 and a decrease in deferred revenue contributed $75,155 These increases in cash usage were partially offset by a decrease in inventory purchases of $149,700.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the three months ended March 31, 2020 was $50,529, which compares to $60,829 of cash used by investing activities during the same period of 2019, a decrease of $10,300.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2020 increased to $2,120,324 from $1,755,178 during the same period in 2019 due to the receipt of $2,599,200 of proceeds less $428,876 of offering costs, in connection with our January 2020 private offering and related forced exercise of Preferred Warrants. Partially offsetting these cash receipts was the payment of the remaining outstanding principal balance on our convertible note payable of $50,000. Cash provided by financing activities during the same period in 2019 resulted from the receipt of $1,961,220 in proceeds less $281,890 of offering costs in connection with our March 2019 public offering, and $75,848 in proceeds from the exercise of warrants to purchase common stock in January and February of 2019.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future PrintRite3D®-proof-of-concept contracts, follow-on contracts resulting from successful proof-of-concept engagements, possible strategic partnerships, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect that the COVID-19 outbreak may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

We have no credit lines as of May 14, 2020, nor have we ever had a credit line since our inception.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 24, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

3.1	Certificate of Designations (Series D Convertible Preferred Stock) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2020 and incorporated herein by reference).

3.2	Certificate of Designations (Series E Convertible Preferred Stock) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 30, 2020 and incorporated herein by reference).

3.3	Certificate of Change Pursuant to NRS 78.209. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2020 and incorporated herein by reference).

3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended, of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 2, 2020 and incorporated herein by reference).

3.5	Amendment Number Two to Amended and Restated Bylaws of Sigma Labs, Inc (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 25, 2020 and incorporated herein by reference).

4.1	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).

4.2	Form of Preferred Warrant (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).

4.3	Form of Class A Warrant (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).

10.1	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).

10.2	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).

10.3	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).

10.4	Placement Agency Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).

10.5	Form of Limited Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 4, 2020, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

** Filed herewith.

*** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

May 14, 2020	By:	/s/ Mark K. Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

May 14, 2020	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

