Form 10-Q
period 2020-06-30
SIGMA LABS, INC.
filed 2020-07-23
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 22, 2020, the issuer had 3,926,362 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$2,445,766	$86,919
Accounts Receivable, net	286,405	55,540
Inventory	585,640	598,718
Prepaid Assets	118,031	199,727
Total Current Assets	3,435,842	940,904

Other Assets:
Property and Equipment, net	117,006	128,723
Intangible Assets, net	644,286	569,341
Investment in Joint Venture	-	500
Long-Term Prepaid Asset	52,000	52,000
Total Other Assets	813,292	750,564

TOTAL ASSETS	$4,249,134	$1,691,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$295,220	$727,114
Notes Payable	-	50,000
Deferred Revenue	99,588	139,447
Accrued Expenses	272,442	122,658
Total Current Liabilities	667,250	1,039,219

Long-Term Liabilities:
CARES Act Deferred Payroll Tax Liability	22,072	-
Total Long-Term Liabilities	22,072	-

TOTAL LIABILITIES	689,322	1,039,219

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 333 and 0 issued and outstanding, respectively	1	-
Common Stock, $0.001 par; 12,000,000 shares authorized; 3,926,362 and 1,403,759 issued and outstanding, respectively	3,926	1,404
Additional Paid-In Capital	33,151,829	26,746,439
Accumulated Deficit	(29,595,944)	(26,095,594)
Total Stockholders’ Equity	3,559,812	652,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,249,134	$1,691,468

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES	$167,688	$33,582	$389,418	$98,032

COST OF REVENUE	57,684	60,625	302,387	157,180

GROSS PROFIT (LOSS)	110,004	(27,043)	87,031	(59,148)

OPERATING EXPENSES:
Salaries & Benefits	605,295	581,356	1,257,492	1,093,916
Stock-Based Compensation	270,818	220,360	424,989	474,566
Operating R&D Costs	111,647	118,845	165,335	264,117
Investor & Public Relations	171,287	157,318	409,555	315,107
Legal & Professional Service Fees	219,007	218,919	430,515	403,489
Office Expenses	78,843	184,068	226,590	350,178
Depreciation & Amortization	17,970	49,203	35,983	97,586
Other Operating Expenses	51,687	38,994	135,736	77,203
Total Operating Expenses	1,526,554	1,569,064	3,086,195	3,076,162

LOSS FROM OPERATIONS	(1,416,550)	(1,596,107)	(2,999,164)	(3,135,310)

OTHER INCOME (EXPENSE)
Interest Income	31	7,016	882	12,798
State Incentives	151,657	-	151,657	51,877
Exchange Rate Gain (Loss)	(31)	(2,264)	(1,422)	(2,710)
Interest Expense	(6,244)	(2,136)	(6,675)	(4,258)
Loss on Dissolution of Joint Venture	(201)	-	(201)
Other Income	361,700	-	361,700	-
Total Other Income (Expense)	506,912	2,616	505,941	57,707

LOSS BEFORE PROVISION FOR INCOME TAXES	(909,638)	(1,593,491)	(2,493,223)	(3,077,603)

Provision for income Taxes	-	-	-	-

Net Loss	$(909,638)	$(1,593,491)	$(2,493,223)	$(3,077,603)

Preferred Dividends	(691,880)	-	(1,007,127)	-

Net Loss Applicable to Common Stockholders	$(1,601,518)	$(1,593,491)	$(3,500,350)	$(3,077,603)

Net Loss per Common Share – Basic and Diluted	$(0.49)	$(1.50)	$(1.48)	$(3.10)

Weighted Average Number of Shares Outstanding – Basic and Diluted	3,256,098	1,077,759	2,359,862	1,006,381

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net Loss	$(2,493,223)	$(3,077,603)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	35,983	97,586
Stock Based Compensation	424,989	474,150
Securities Issued for Third Party Services	54,924	-
Change in assets and liabilities:
Accounts Receivable	(230,865)	818
Interest Receivable	-	27,038
Inventory	13,078	(330,340)
Prepaid Assets	81,695	(1,463)
Accounts Payable	(431,893)	150,567
Deferred Revenue	(39,860)	27,275
Accrued Expenses	149,785	(105,678)
NET CASH USED IN OPERATING ACTIVITIES	(2,435,387)	(2,737,650)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(11,474)	(23,796)
Purchase of Intangible Assets	(87,736)	(107,124)
Payment Received from Notes Receivable	-	15,000
Dissolution of Joint Venture	500	-
NET CASH USED IN INVESTING ACTIVITIES	(98,710)	(115,920)

FINANCING ACTIVITIES

Gross Proceeds from Public and Private Issuances of Securities	3,600,000	2,521,220
Less Offering Costs	(820,228)	(326,890)
Payment of Note Payable	(50,000)	-
Proceeds from Exercise of Warrants	2,141,100	75,848
Deferral of Payroll Taxes under the CARES Act	22,072	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,892,944	2,270,178

NET CHANGE IN CASH FOR PERIOD	2,358,847	(583,392)

CASH AT BEGINNING OF PERIOD	86,919	1,279,782

CASH AT END OF PERIOD	$2,445,766	$696,390

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Conversion of Preferred Shares and Preferred Dividends	$3,417,967	$-
Issuance of Securities for services	$62,794	$153,000
Disclosure of cash paid for:
Interest	$9,359	$2,514
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

For the Three Months Ended June 30, 2020 and June 30, 2019

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	1,378	$2	1,817,834	$1,818	$29,425,382	$(27,994,426)	$1,432,776

Net Loss	-	-	-	-	-	(909,638)	(909,638)
Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Stock Dividends	-	-	323,624	323	691,557	(691,880)	-
Common Shares issued for Conversion of Preferred Shares	(2,729)	(2)	1,280,360	1,281	(1,279)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	1,684	1	-	-	1,641,899	-	1,641,900
Securities Issued for Third Party Services	-	-	-	-	15,306	-	15,306
Stock Options Awarded to Employees	-	-	-	-	262,950	-	262,950
Common Shares Awarded to Employees	-	-	11,517	11	7,859	-	7,870
Offering Costs	-	-	-	-	(391,352)	-	(391,352)

Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2019	-	$-	1,053,759	$1,054	$23,518,514	$(21,258,857)	$2,260,711

Net Loss	-	-	-	-	-	(1,593,491)	(1,593,491)
Shares Sold in Private Placement	-	-	40,000	40	514,960	-	515,000
Shares Issued for Services	-	-	-	-	75,000	-	75,000
Stock Options Awarded to Employees	-	-	-	-	144,944	-	144,944

Balances, June 30, 2019	-	$-	1,093,759	$1,094	$24,253,419	$(22,852,348)	$1,402,165

For the Six Months Ended June 30, 2020 and June 30, 2019

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Net Loss	-	-	-	-	-	(2,493,223)	(2,493,223)
Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997		2,100,000
Preferred Stock Dividends	-	-	410,425	410	1,006,717	(1,007,127)	-
Common Shares issued for Conversion of Preferred Shares	(3,836)	(4)	1,601,877	1,602	(1,598)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	2,196	2	-	-	2,141,098	-	2,141,100
Securities Issued for Third Party Services	-	-	2,500	3	54,921	-	54,924
Stock Options Awarded to Employees	-	-	-		417,120	-	417,120
Common Shares Awarded to Employees	-	-	11,517	11	7,859	-	7,870
Offering Costs					(820,228)	-	(820,228)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-

Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2018	-	$-	877,663	$878	$21,509,306	$(19,774,745)	$1,735,439

Net Loss	-	-	-	-	-	(3,077,603)	(3,077,603)
Shares Sold in Public Offering	-	-	140,080	140	1,679,190	-	1,679,330
Shares Sold in Private Placement			40,000	40	514,960		515,000
Shares issued for Exercise of Warrants	-	-	7,023	7	75,841	-	75,848
Shares Issued for Cashless Exchange of UPO’s	-	-	8,843	9	(9)	-	-
Shares Issued for Services	-	-	20,150	20	152,980	-	153,000
Stock Options Awarded to Employees	-	-	-	-	321,150	-	321,150

Balances, June 30, 2019	-	$-	1,093,759	$1,094	$24,253,419	$(22,852,348)	$1,402,165

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2020

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2019 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2020 and 2019, the Company had the following common shares underlying these instruments:

	Six Months Ended June 30,
	2020	2019
Warrants	1,845,722	362,061
Preferred Stock Warrants	2,147,277	-
Stock Options	486,720	110,820
Preferred Stock	61,651	-
Convertible Note Payable	-	2,500

Total Underlying Common Shares	4,541,370	475,381

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2020 and 2019:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net Loss per Common Share - Basic and Diluted	$(0.49)	$(1.50)	(1.48)	$(3.10)
Loss from continuing
Operations available to Common stockholders (numerator)	$(1,601,518)	$(1,593,491)	(3,500,350)	$(3,077,603)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	3,256,098	1,077,759	2,359,862	1,006,381

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

NOTE 2 – Inventory

At June 30, 2020 and December 31, 2019, the Company’s inventory was comprised of:

	June 30, 2020	December 31, 2019
Raw Materials	$170,530	$173,102
Work in Process	16,072	92,493
Finished Goods	399,038	333,123
Total Inventory	$585,640	$598,718

NOTE 3 - Notes Payable

On January 31, 2020, the Company paid off its Secured Convertible Promissory Note in full in the amount of $56,458, including accrued interest of $1,458 and a late fee penalty of $5,000.

NOTE 4 – Paycheck Protection Plan Loan

On April 14, 2020, the Company was granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the forgiveness period.

As of June 30, 2020, the Company has used the entire loan proceeds to fund its payroll expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as Other Income at June 30, 2020.

The Company does not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

NOTE 5 - Stockholders’ Equity

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

On March 27, 2020, at a special shareholders’ meeting, our authorized shares of common stock were increased from 2,250,000 to 8,000,000. At our annual shareholders’ meeting held on June 15, 2020, our authorized shares of common stock were increased from 8,000,000 to 12,000,000.

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

In the second quarter of 2020, the Company issued 1,280,360 shares of common stock in exchange for the conversion of 1,684 shares of Series D Convertible Preferred stock, and 323,624 shares of common stock as in-kind payment of preferred stock dividends.

In April 2020, the Company granted 11,517 shares of common stock to employees under the 2013 Equity Incentive Plan. Such shares will vest on December 31, 2020 as long as the grantee is employed by the Company on that date.

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

In January 2019, the Company issued a total of 200,000 shares of common stock to directors valued at $1.50 per share, or $300,000, with such shares to vest ratably over four quarterly instalments, subject in each case to such director’s continuing service as a director.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 333 and 0 shares of preferred stock were issued and outstanding at June 30, 2020 and 2019, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares will have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed

At June 30, 2020 there were 0 shares of Series D Convertible Preferred stock outstanding.

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

At June 30, 2020, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of June 30, 2020, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Deferred Compensation

In previous years and in the six months ended June 30, 2020, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares are valued at the fair value at the date of issue. The fair value is expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the six months ended June 30, 2020 and June 30, 2019, $7,870 and $153,000, respectively, of the unvested compensation cost related to these issues was recognized.

At June 30, 2020, there was $15,740 of unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

On June 15, 2020, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 650,000 shares of our common stock to a total of 890,000 shares.

In August 2019, the Company terminated its 2011 Equity Incentive Plan.

As of June 30, 2020, an aggregate of 436,720 shares of common stock were reserved for issuance under the 2013 Plan.

During the six months ended June 30, 2020, the Company granted options to purchase a total of 335,183 shares of common stock to 19 employees and 4 consultants with vesting periods ranging from immediately upon issuance to 3 years beginning June 15, 2020.

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

Total share-based compensation expense included in the statements of operations for the six months ended June 30, 2020 and 2019 is $424,989 and $474,566 of which $417,119 and $321,149 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2020 and 2019:

Assumptions:

	2020	2019
Dividend yield	0.00	0.00
Risk-free interest rate	.22-1.52%	1.90-2.54%
Expected volatility	113.8-117.2%	105.2-106.1%
Expected life (in years)	5	5

Option activity for the six months ended June 30, 2020 and the year ended December 31, 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2018	82,627	24.90	6.47	60,090
Granted	100,335	12.50	4.79
Exercised	-	-	-
Forfeited or cancelled	(2,050)	16.80	-
Options outstanding at December 31, 2019	180,912	18.11	5.09	25,988
Granted	335,183	2.58	4.94	52,214
Exercised	-	-	-	-
Forfeited or cancelled	(29,375)	28.01
Options outstanding June 30, 2020	486,720	6.82	4.70	62,384
Options expected to vest in the future as of June 30, 2020	305,715	5.23	4.82	41,480
Options exercisable at June 30, 2020	181,005	9.51	4.49	20,904
Options vested, exercisable, and options expected to vest at June 30, 2020	486,720			62,384

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.67 closing price of our common stock on June 30, 2020. 324,833 of the 2020 option grants have an exercise price currently below $2.67.

At June 30, 2020, there was $1,088,934 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.13 years.

Stock Appreciation Rights

On June 23, 2020, the board of directors (the “Board”) of the Company adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants and directors (collectively, “Service Providers”) who will contribute to the Company’s long range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (“Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The administrator of the Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and medium of payment and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

On June 23, 2020, the Company granted, pursuant to the Plan, (i) 60,094 SARs to its President and Chief Executive Officer, (ii) 12,019 SARs to its Vice President of Business Development, (iii) 24,038 SARs to its Chief Technology Officer, and (iv) 18,028 SARs to its Chief Financial Officer. The exercise price of each such SAR is $2.63, which was the closing price of the Company’s common stock on the date of grant. Such SARs expire on the fifth anniversary of the grant date and may be settled only in cash. Additionally, each such SAR will vest and become exercisable in three equal (as closely as possible) installments on each of the first, second and third anniversaries of the grant date, subject, in each case, to the applicable SAR holder being in the continuous employ of the Company on the applicable vesting date, and, in the event of a Change in Control (as defined in the Plan), will become immediately vested and exercisable as long as the applicable holder is in the Company’s employ immediately prior to the Change in Control, and will otherwise be on such other terms set forth in the form of Stock Appreciation Rights Agreement.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2020:

Assumptions:

2020
Dividend yield	0.00
Risk-free interest rate	.22%
Expected volatility	116.9%
Expected life (in years)	5

SARs activity for the six months ended June 30, 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)

SARs outstanding at December 31, 2019	-	-	-	-
Granted	114,179	2.63	4.98	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-
SARs outstanding June 30, 2020	114,129	2.63	4.98	5,709
SARs expected to vest in the future as of June 30, 2020	114,179	2.63	4.98	5,709
SARs exercisable at June 30, 2020	-	-	-	-
SARs vested, exercisable, and options expected to vest at June 30, 2020	114,179	2.63	4.98	5,709

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.67 closing price of our common stock on June 30, 2020. All of the 2020 SARs grants have an exercise price currently below $2.67.

At June 30, 2020, there was $236,419 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.98 years.

Warrants

Warrant activity for the six months ended June 30, 2020 and 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2018	305,060	27.50	3.86
Granted	64,024	16.00	4.94
Exercised	(7,023)	10.80	-
Forfeited or cancelled	-	-	-
Warrants outstanding at June 30, 2019	362,061	25.80	3.63

Warrants outstanding at December 31, 2019	363,727	25.60	3.12
Granted	1,481,995	3.22	5.14
Exercised	-
Forfeited or cancelled	-
Warrants outstanding at June 30, 2020	1,845,722	7.64	4.64

In connection with its January 2020 private placement, the Company issued 6,156 warrants to purchase its Series D Preferred Stock (the Preferred Warrants”). The Preferred Warrants have an exercise price of $975 per warrant and expire on February 15, 2021. Pursuant to the terms of the Securities Purchase Agreement, the Company forced the exercise of 512 warrants on March 27, 2020. During the second quarter, an additional 1,684 warrants were exercised, resulting in the issuance of 1,603,984 shares of common stock. As of June 30, 2020, there were 3,960 Preferred Warrants outstanding, which if exercised would result in the issuance of 3,960 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred stock, including make-whole dividends, was convertible into 2,147,277 shares of common stock on June 30, 2020.

NOTE 6 - Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed financial statements.

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

2020 Developments

In 2020, we reported several events, including the following (in reverse chronological order):

On July 15, 2020, we signed a global agreement with a major printer manufacturer headquartered in Europe who will designate their printers as PrintRite3D Ready, allowing us to leverage their sales force of over 800 people who will actively promote our technology as their preferred monitoring solution.

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

On March 5, 2020, we announced that we have agreed with Materialise NV, a leading provider of additive manufacturing software and of sophisticated 3D printing services, to evolve our previously announced memorandum of understanding (MOU) to cooperate on the integration of the Materialise MCP Controller with Sigma Labs’ PrintRite3D® technology and have further agreed to enter into a binding joint sales agreement to begin beta customer commercialization of the integrated PrintRite3D® and Materialise Control Platform (MCP) product. The MCP is an embedded hardware and software solution that addresses the growing need for broader and more straightforward control over the additive manufacturing process by giving full control to the end-user. The companies are near completion of the integration and are now positioned to offer a unique product solution for retrofit of existing machines, OEM machine integration and closed loop control.

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

On January 28, 2020, pursuant to a securities purchase agreement with certain institutional investors, the investors purchased shares of a newly created series of the Company’s preferred stock, warrants to purchase the Company’s common stock and warrants to purchase such preferred stock for total gross cash proceeds to the Company of $1.6 million. Additionally, on January 28, 2020, pursuant to a securities purchase agreement, the Company’s largest shareholder and certain of its directors purchased shares of another new series of the Company’s preferred stock and warrants to purchase the Company’s common stock for total gross cash proceeds to the Company of $500,000.

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

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

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

During the three months ended June 30, 2020, we recognized revenue of $167,688, as compared to $33,582 in revenue recognized during the same period in 2019, an increase of $134,106. The increase is primarily due to a PrintRite3D® unit sale, as well as revenue recognized under the legacy Rapid Test and Evaluation (“RTE”) program and an in-house RTE during the quarter.

Our Cost of Revenue for the three months ended June 30, 2020 and 2019 was $57,684 and $60,625, respectively, a decrease of $2,941. The decrease is primarily attributable to the reclassification of $43,510 of costs to inventory, partially offset by the cost of the PrintRite3D® unit sale during the quarter, as well as the ongoing support of legacy RTE programs, including equipment upgrades and additional labor costs.

Sigma’s total operating expenses for the three months ended June 30, 2020 were $1,526,554 as compared to $1,569,064 for the same period in 2019, a decrease of $42,510.

Salary and benefits costs were $605,295 for the three months ended June 30, 2020 compared to $581,356 for the same period in 2019, an increase of $23,939. This 4.1% cost increase correlates to an increase in executive management salary during a now completed transition period, employee salary increases that were effective in the second half of 2019, and an employee who was a consultant during the same period in 2019, partially offset by a decrease in average employee headcount of three between the two periods.

Stock-based compensation was $270,818 for the three months ended June 30, 2020 compared to $220,360 for the same period in 2019, a $50,458, or 22.9% increase, primarily due to additional options granted to employees during the quarter, as well as stock grants to employees related to the 15% salary deferral in place between May 1, 2020 and September 30, 2020.

Research and development expenditures of $111,647 were incurred during the three months ended June 30, 2020 compared to $118,845 in the same period of 2019, a $7,198 decrease. The decrease is due to substantially completed product development compared to the same period in 2019, as well as reduced spending to conserve cash, partially offset by a write-off of $20,600 in obsolete inventory and $18,101 in parts and materials used in testing.

Investor & Public Relations expenses of $171,287 were incurred during the three months ended June 30, 2020, as compared to $157,318 incurred during the same period in 2019. The increase of $13,969 is primarily due to $33,306 in expenses incurred in connection with an Investor Relations consultant, and $6,700 due to the SOLVE, advertising campaign, partially offset by a reduction in trade show expenses.

Legal & Professional fees incurred in the three months ended June 30, 2020 were $219,007 compared to $218,919 incurred during the same period in 2019. Expenses incurred during the quarter include costs incurred in connection with the Paycheck Protection Plan loan, Nasdaq compliance, our April financing and our Annual Shareholders Meeting, offset by lower recruiting expenses of $63,154 as there were no new employee hires during the quarter.

Office expenses incurred during the three months ended June 30, 2020 were $78,843 compared to $184,068 incurred during the same period in 2019, a decrease of $105,225, or 57.2%. The decrease is primarily due to decreased travel costs of $118,084 as a result of the COVID-19 pandemic, partially offset by $12,900 of amortization expense related to our membership in the United Kingdom’s National Centre for Additive Manufacturing.

Depreciation and Amortization expense for the three months ended June 30, 2020 was $17,970, compared to $49,203 for the same period in 2019. The primary reason for the decrease is that our 3D metal printer was fully depreciated in November of 2019.

Other Operating Expenses were $51,687 for the three months ended June 30, 2020, compared to $36,994 incurred during the same period in 2019. The increase is primarily due to higher insurance premiums in 2020, in particular, our Director’s & Officers insurance policy.

In the three months ended June 30, 2020, our net other income & expense was net income of $506,912 compared to net other income of $2,616 in 2019. The 2020 net positive contribution is primarily from $151,657 in New Mexico state job incentive credits, and $361,700 from the recognition of our PPP loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the grant.

Sigma’s net loss applicable to common stockholders for the three months ended June 30, 2020 totaled $1,601,518 as compared to $1,593,491 for the same period of 2019, a $8,027 increase. The second quarter 2020 preferred dividends contributed $691,880 to the loss increase, offset by a decrease in the net operating loss for the quarter of $179,557, and an increase in other income of $504,294.

Six Months Ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we recognized revenue of $389,418 compared to $98,032 during the same period of 2019. The primary contributors to the $291,386 increase were an increase in PrintRite3D® unit sales contributing $181,387, and RTE revenue of $102,064.

Our cost of revenue for the six months ended June 30, 2020 was $302,387 compared to $157,180 during the same period in 2019. The increase of $145,207 is primarily due to the cost associated with our increase in PrintRite3D® unit sales, as well as the ongoing support of legacy RTE programs, including equipment upgrades and additional labor costs.

Sigma’s total operating expenses for the six months ended June 30, 2020 were $3,086,195 compared to $3,076,162 for the same period in 2019, a $10,033 increase.

Payroll costs for the six months ended June 30, 2019 were $1,257,492 compared to $1,093,916 for the same period in 2019, an increase of $163,576. The increase is primarily due to higher average employee headcount during the first quarter of 2020, plus additional executive management salaries of $51,667 during the now completed transition, an employee who was a consultant during the same period in 2019, employee salary increases became effective in the second half of 2019, and $6,907 of expense related to the Stock Appreciation Rights plan.

Stock-based compensation for the six months ended June 30, 2020 was $424,989 compared to $474,566 for the same period in 2019, a $49,577 decrease, primarily due to zero stock-based compensation issued to our directors to-date in 2020.

During the six months ended June 30, 2020, Sigma incurred research and development expenditures of $165,335 compared to $264,117 in the same period of 2019. The $98,782 decrease in these expenditures during the first six months of 2020 is a result of the substantially completed product development compared to the same period in 2019, as well as reduced spending to conserve cash.

Investor and Public Relations expenses incurred in the six months ended June 30, 2020 were $409,555, compared to $315,107 during the same period in 2019. The $94,448 increase in the six-month comparative expenditures results primarily from expenses incurred in connection with the March 27, 2020 Special Meeting of Shareholders, as well as $33,306 in expenses incurred in connection with an Investor Relations consultant, and $6,700 due to the SOLVE advertising campaign.

Legal and Professional fees incurred in the six months ended June 30, 2020 were $430,515, compared to $403,489 incurred during the same period in 2019, an increase of $27,026, or 6.7%. Legal fees increased by $117,276 due to our January financing and April financings, the February 2020 reverse stock split, the March 2020 Special Shareholders Meeting, and various Nasdaq-related compliance issues, partially offset by reduced recruiting expenses of $63,185 and lower consulting and IT support expenses of $30,352.

During the six months ended June 30, 2020, Sigma’s office expenses were $226,590 compared to $350,178 in the same period of 2019. The $123,588 decrease in these expenditures primarily resulted from $162,332 in reduced travel to the COVID-19 pandemic, $34,280 in reduced office supplies and computer hardware expenses, partially offset by $26,000 of amortization expense related to our membership in the United Kingdom’s National Centre for Additive Manufacturing, and amortization of our annual Nasdaq membership fee of $28,248.

Depreciation and Amortization expense for the six months ended June 30, 2020 was $35,983, compared to $97,586 for the same period in 2019. The primary reason for the decrease is that our 3D metal printer was fully depreciated in November of 2019.

In the six months ended June 30, 2020, our net other income & expense was net income of $505,941, as compared to net income of $57,707 during the same period in 2019. The increase is primarily a result of increased New Mexico state job incentive credits of $99,780 plus $361,700 from the recognition of our PPP loan as a government grant. The grant was recognized during the quarter as the related payroll costs were incurred, and the Company has complied with all conditions attached to the grant.

Sigma’s net loss applicable to common shareholders for the six months ended June 30, 2020 totaled $3,500,350 as compared to $3,077,603 for the same period in 2019, a $422,747 increase. Contributing to this increase were preferred dividends of $1,007,127, partially offset by a decrease in our net operating loss of $136,146 and an increase in other net income of $448,234.

We financed our operations during the three and six months ended June 30, 2020 and 2019 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of June 30, 2020, we had $2,445,766 in cash and working capital of $2,768,591, as compared with $86,919 in cash and a working capital deficit of $98,315 as of December 31, 2019.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises.

On April 14, 2020 we were granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. As of June 30, 2020, the Company has used the entirety of the loan proceeds for purposes consistent with the PPP and has not taken any actions that it believes will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the loan will be forgiven. However, to the extent any portion of the loan is determined to be ineligible for forgiveness, such unforgiven portion of the loan is payable over 2-5 years at an interest rate of 1%, with a deferral of payments for the first six months.

On April 6, 2020, the Company closed an offering of equity securities in which the Company sold and issued to certain institutional investors (a) 493,027 shares of the Company’s common stock (the “Common Shares”) and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 22,438 shares of the Company’s common stock, and (b) Series A Warrants (the “Private Warrants”) to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement resulting in net proceeds of approximately $1,230,000. If all of the Private Warrants are exercised by the holders thereof, the potential gross cash proceeds to us will be $1,288,663.

In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. On March 27, 2020, pursuant to the terms of the Agreement, we forced the exercise of a portion of the warrants to purchase our Series D Preferred Stock which resulted in net cash proceeds to the Company of $460,000. Additionally, during the second quarter of 2020, 1,684 preferred warrants were exercised by institutional investors, resulting in net proceeds to the Company of $1,510,548. If all of the remaining warrants to purchase shares of Series D Preferred Stock and Common Stock are exercised by the holders thereof, the potential gross cash proceeds to us will be $5,810,000.

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

As the second quarter of 2020 progressed, the Company continued to be adversely affected by the COVID-19 global economic slowdown, which has resulted in lower revenue than anticipated. Several customers have delayed purchase orders, and although they have not been cancelled, the timing of when they might be received is uncertain. Two key industries with which we do business, aerospace and oil and gas, have experienced a reduction in the global demand for their products due to the pandemic. We have also experienced delays in purchase orders from universities and research institutes. As a result of the decrease in the demand for our products from customers and potential customers in these and other industries, the Company expects to generate less revenue in the short-term. It is impossible to know at this time how long companies will limit capital expenditures and if the industries that have been most negatively affected will resume normal purchasing. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, many predict that the crisis will accelerate the adoption of 3D printing, which would be a positive trend for the Company.

To offset the effects of decreased short-term revenue, the Company has taken several steps to reduce cash outflows. Effective May 1, 2020, the Company implemented a firm-wide salary deferral program, whereby 15% of all employees’ salaries will be deferred through September 30, 2020. The Company currently expects to repay such deferrals in October 2020. The Company has also deferred directors’ cash compensation for the first six months of 2020 to the end of the year. Our limited ability to travel to customers’ onsite locations to install or upgrade our products has not only lowered our travel expenditures, but has required us to start using newer technologies to instruct users to do certain maintenance tasks, resulting in increasing our overall efficiency. We have also reduced our expenditures for conferences and trade shows and eliminated certain marketing expenses.

During the remainder of 2020, we therefore expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology, including the June 2020 release of version 6.0, will further enable us to commercialize this technology into the AM metal market in 2020. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 decreased to $2,435,387 from $2,737,650 during the same period in 2019, a $302,263 decrease. Decreased net loss contributed $584,380 toward this reduced use of cash, and decreased inventory purchases contributed $343,418. Partially offsetting these decreases were decreases in accounts payable and accrued expenses of $326,997, a decrease in deferred revenue of $67,135, and an increase in accounts receivable of $231,683.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the six months ended June 30, 2020 was $98,710, which compares to $115,920 of cash used by investing activities during the same period of 2019, a decrease of $17,210. This is primarily attributable to lower patent costs and reduced purchases of furniture and equipment.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2020 increased to $4,892,944 from $2,270,178 during the same period in 2019 due to the receipt of $5,741,100 of proceeds less $820,228 of offering costs, in connection with our January 2020 and April 2020 private and public offerings and exercise of Preferred Warrants. The deferral of payroll taxes pursuant to the CARES Act provided an additional $22,072 in funds. Partially offsetting these cash receipts was the payment of the remaining outstanding principal balance on our convertible note payable of $50,000. Cash provided by financing activities during the same period in 2019 resulted from the receipt of $2,521,220 in proceeds less $326,890 of offering costs in connection with our March 2019 and May 2019 offerings, and $75,848 in proceeds from the exercise of warrants to purchase common stock in January and February of 2019.

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

We have no credit lines as of July 23, 2020, nor have we ever had a credit line since our inception.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended, of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 2, 2020 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended, of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 and incorporated herein by reference).

4.1	Form of Pre-Funded Warrant (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

4.3	Form of Placement Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 7, 2020, and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

10.2	Placement Agency Agreement dated as of April 2, 2020 between the Company and Dawson James (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

10.3	Consulting Agreement, dated as of May 1, 2020, between Sigma Labs, Inc. and John Rice (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2020, and incorporated herein by reference).

10.4	Sigma Labs, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 and incorporated herein by reference).*

10.5	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*

10.6	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*

10.7	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

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

SIGMA LABS, INC.

July 23, 2020	By:	/s/ Mark K Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

July 23, 2020	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

