Form 10-Q
period 2020-09-30
SIGMA LABS, INC.
filed 2020-10-22
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 21, 2020, the issuer had 5,833,245 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets:
Cash	$4,510,548	$86,919
Accounts Receivable, net	485,067	55,540
Inventory	574,540	598,718
Prepaid Assets	144,058	199,727
Total Current Assets	5,714,212	940,904

Other Assets:
Property and Equipment, net	154,204	128,723
Intangible Assets, net	707,663	569,341
Investment in Joint Venture	-	500
Long-Term Prepaid Asset	52,000	52,000
Total Other Assets	913,867	750,564

TOTAL ASSETS	$6,628,079	$1,691,468

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$182,123	$727,114
Notes Payable	-	50,000
Deferred Revenue	92,841	139,447
Accrued Expenses	230,680	122,658
Total Current Liabilities	505,644	1,039,219

Long-Term Liabilities:
CARES Act Deferred Payroll Tax Liability	53,545	-
Total Long-Term Liabilities	53,545	-

TOTAL LIABILITIES	559,189	1,039,219

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 583 and 0 issued and outstanding, respectively	1	-
Common Stock, $0.001 par; 12,000,000 shares authorized; 5,833,245 and 1,403,759 issued and outstanding, respectively	5,833	1,404
Additional Paid-In Capital	37,614,357	26,746,439
Accumulated Deficit	(31,551,301)	(26,095,594)
Total Stockholders’ Equity	6,068,890	652,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,628,079	$1,691,468

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES	$248,526	$171,003	$637,944	$269,035

COST OF REVENUE	97,785	178,760	400,172	335,939

GROSS PROFIT (LOSS)	150,741	(7,757)	237,772	(66,904)

OPERATING EXPENSES:
Salaries & Benefits	657,889	644,800	1,915,381	1,738,716
Stock-Based Compensation	58,219	79,202	483,208	403,768
Operating R&D Costs	79,673	212,230	245,008	476,346
Investor & Public Relations	272,964	269,130	682,518	734,237
Legal & Professional Service Fees	100,144	116,221	530,660	519,710
Office Expenses	84,357	186,430	310,947	536,608
Depreciation & Amortization	50,167	52,636	86,150	150,222
Other Operating Expenses	59,100	40,265	194,836	117,470
Total Operating Expenses	1,362,513	1,600,914	4,448,708	4,677,077

LOSS FROM OPERATIONS	(1,211,772)	(1,608,671)	(4,210,936)	(4,743,981)

OTHER INCOME (EXPENSE)
Interest Income	77	4,812	959	17,610
State Incentives	-	-	151,657	51,877
Exchange Rate Gain (Loss)	(252)	(549)	(1,674)	(3,259)
Interest Expense	(6,066)	(2,149)	(12,741)	(6,407)
Loss on Dissolution of Joint Venture	-	-	(201)	-
Other Income	-	5,763	361,700	5,763
Total Other Income (Expense)	(6,241)	7,877	499,700	65,584

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,218,013)	(1,600,794)	(3,711,236)	(4,678,397)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,218,013)	$(1,600,794)	$(3,711,236)	$(4,678,397)

Preferred Dividends	(737,344)	-	(1,744,471)	-

Net Loss Applicable to Common Stockholders	$(1,955,357)	$(1,600,794)	$(5,455,707)	$(4,678,397)

Net Loss per Common Share – Basic and Diluted	$(0.42)	$(1.20)	$(1.74)	$(4.30)

Weighted Average Number of Shares Outstanding – Basic and Diluted	4,675,749	1,285,160	3,137,459	1,099,627

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net Loss	$(3,711,236)	$(4,678,397)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	86,150	150,222
Securities Issued for Services	728,201	645,878

Change in assets and liabilities:
Accounts Receivable	(429,527)	(42,403)
Interest Receivable	-	1,391
Inventory	24,178	(472,501)
Prepaid Assets	55,669	(179,191)
Accounts Payable	(544,991)	205,571
Deferred Revenue	(46,606)	48,345
Accrued Expenses	108,022	(177,494)
Deferral of Payroll Taxes under the CARES Act	53,545	-
NET CASH USED IN OPERATING ACTIVITIES	(3,676,595)	(4,498,579)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(88,074)	(33,487)
Purchase of Intangible Assets	(161,878)	(157,922)
Payment Received from Notes Receivable	-	120,522
Dissolution of Joint Venture	500	-
NET CASH USED IN INVESTING ACTIVITIES	(249,452)	(70,887)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	3,600,000	4,981,220
Less Offering Costs	(820,224)	(655,954)
Payment of Note Payable	(50,000)	-
Proceeds from Exercise of Warrants	5,619,900	75,848
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,349,676	4,401,114

NET CHANGE IN CASH FOR PERIOD	4,423,629	(168,352)

CASH AT BEGINNING OF PERIOD	86,919	1,279,782

CASH AT END OF PERIOD	$4,510,548	$1,111,430

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$1,744,471	$-
Disclosure of cash received for:
Issuance of Preferred Stock for Exercise of Preferred Warrants	$5,619,900	$-
Disclosure of cash paid for:
Interest	$12,741	$2,514
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

For the Three Months Ended September 30, 2020 and September 30, 2019

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

Preferred Stock Dividends	-	-	339,499	339	737,005	(737,344)	-
Common Shares issued for Conversion of Preferred Shares	(3,318)	(3)	1,555,550	1,556	(1,553)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	3,568	3	-	-	3,478,796	-	3,478,799
Securities Issued to Directors for Services	-	-	8,334	8	131,142	-	131,150
Securities Issued for Third Party Services	-	-	3,500	4	58,918	-	58,922
Securities Awarded to Employees	-	-	-	-	58,220	-	58,220
Net Loss	-	-	-	-	-	(1,218,013)	(1,218,013)

Balances, September 30, 2020	583	$1	5,833,245	$5,833	$37,614,357	$(31,551,301)	$6,068,890

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2019	-	$-	1,093,759	$1,094	$24,253,419	$(22,852,348)	$1,402,165

Shares Sold in Public Offering			307,500	308	2,130,628	-	2,130,936
Shares Issued to Directors for Services	-	-	-	-	75,000	-	75,000
Shares Issued for Third Party Services	-	-	2,500	3	17,107	-	17,110
Securities Awarded to Employees	-	-	-	-	79,618	-	79,618
Net Loss	-	-	-	-	-	(1,600,794)	(1,600,794)

Balances, September 30, 2019	-	$-	1,403,759	$1,404	$26,555,773	$(24,453,142)	$2,104,035

For the Nine Months Ended September 30, 2020 and September 30, 2019

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997	-	2,100,000
Preferred Stock Dividends	-	-	749,924	750	1,743,721	(1,744,471)	-
Common Shares issued for Conversion of Preferred Shares	(7,154)	(7)	3,157,427	3,157	(3,150)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	5,764	5	-	-	5,619,895	-	5,619,900
Securities Issued to Directors for Services	-	-	8,334	8	131,142	-	131,150
Securities Issued for Third Party Services	-	-	6,000	6	113,837	-	113,843
Securities Awarded to Employees	-	-	11,517	12	483,196	-	483,208

Offering Costs		-	-	-	(820,224)	-	(820,224)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-
Net Loss	-	-	-	-	-	(3,711,236)	(3,711,236)

Balances, September 30, 2020	583	$1	5,833,245	$5,833	$37,614,357	$(31,551,301)	$6,068,890

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2018	-	$-	877,663	$878	$21,509,305	$(19,774,745)	$1,735,438

Shares Sold in Public Offering	-	-	447,580	448	3,809,819	-	3,810,267
Shares issued for Exercise of Warrants	-	-	7,023	7	75,841	-	75,848
Shares Issued for Cashless Exchange of Unit Purchase Options	-	-	8,843	9	(9)	-	-
Shares Sold in Private Placement			40,000	40	514,960		515,000
Shares Issued to Directors for Services	-	-	20,000	20	224,980		225,000
Shares Issued for Third Party Services	-	-	2,500	3	17,107	-	17,110
Securities Awarded to Employees	-	-	150	-	403,768	-	403,768
Net Loss	-	-	-	-	-	(4,678,397)	(4,678,397)

Balances, September 30, 2019	-	$-	1,403,759	$1,404	$26,555,773	$(24,453,142)	$2,104,035

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business - Sigma Labs, Inc., formerly named Framewaves, Inc., a Nevada corporation, was founded by a group of scientists, engineers, and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation. The terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2019 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements. These reclassifications have no impact on the previously reported results.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2020 and 2019, the Company had the following common shares underlying these instruments:

	September 30,
	2020	2019
Warrants	1,845,722	362,061
Preferred Stock Warrants	260,089	-
Stock Options	610,229	125,103
Preferred Stock	227,695	-
Convertible Note Payable	-	2,500

Total Underlying Common Shares	2,943,735	489,664

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2020 and 2019:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net Loss per Common Share - Basic and Diluted	$(0.42)	$(1.20)	$(1.74)	$(4.30)
Loss from continuing
Operations available to Common stockholders (numerator)	$(1,955,357)	$(1,600,794)	$(5,455,707)	$(4,678,397)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	4,675,749	1,285,160	3,137,459	1,099,627

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

NOTE 2 – Inventory

At September 30, 2020 and December 31, 2019, the Company’s inventory was comprised of:

	September 30, 2020	December 31, 2019
Raw Materials	$241,640	$173,102
Work in Process	18,792	92,493
Finished Goods	314,108	333,123
Total Inventory	$574,540	$598,718

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

As of September 30, 2020, the Company has used the entire loan proceeds to fund its payroll expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, the Company has recognized the entire loan amount as Other Income at September 30, 2020.

The Company does not anticipate taking any action that would cause any portion of the loan to be ineligible for forgiveness. However, to the extent that any amount is deemed unforgivable, such amount is payable over two to five years at an interest rate of 1%, with a deferral of payments for the first six months.

NOTE 5 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the "payroll tax deferral period". The payroll tax deferral period began on March 27, 2020 and ends December 31, 2020. At September 30, 2020 the total amount of such deferral was $53,545. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.

NOTE 6 - Stockholders’ Equity

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

In the nine months ended September 30, 2020, the Company issued 3,157,427 shares of common stock in exchange for the conversion of 6,109 shares of Series D Convertible Preferred stock, and 749,924 shares of common stock as in-kind payment of preferred stock dividends.

In the nine months ended September 30, 2020, the Company issued 25,851 shares of common stock for services.

In January 2019, the Company issued 8,843 shares of common stock upon the cashless exercise of Unit Purchase Options issued in our June 2018 public offering.

In January and February 2019, the Company issued a total of 7,023 shares of common stock upon the exercise of 7,023 warrants having an exercise price of $10.80 resulting in gross cash proceeds of $75,848.

In the nine months ended September 30, 2019, the Company closed a public offerings of equity securities in which it issued 447,580 shares of common stock and warrants to purchase a total of 42,024 shares of common stock resulting in net proceeds of approximately $3,810,267 after deducting placement agent commissions and other offering expenses payable by the Company.

In May 2019, the Company closed a private placement of equity securities in which it issued 40,000 shares of common stock and warrants to purchase a total of 22,000 shares of common stock resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company.

During the nine months ended September 30, 2019, we issued 22,650 shares of our common stock for services.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 583 and 0 shares of preferred stock were issued and outstanding at September 30, 2020 and 2019, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares will have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed

At September 30, 2020 there were 250 shares of Series D Convertible Preferred stock outstanding, which if converted as of September 30, 2020, including the make-whole dividends, would have resulted in the issuance of 166,044 shares of common stock.

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

At September 30, 2020, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of September 30, 2020, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Deferred Compensation

In previous years and in the nine months ended September 30, 2020, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares are valued at the fair value at the date of issue. The fair value is expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the nine months ended September 30, 2020 and September 30, 2019, $15,740 and $228,000, respectively, of the unvested compensation cost related to these issues was recognized.

At September 30, 2020, there was $7,870 of unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

On June 15, 2020, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 650,000 shares of our common stock to a total of 890,000 shares.

In August 2019, the Company terminated its 2011 Equity Incentive Plan.

As of September 30, 2020, an aggregate of 255,534 shares of common stock were reserved for issuance under the 2013 Plan.

During the nine months ended September 30, 2020, the Company granted options to purchase a total of 472,183 shares of common stock to 20 employees, 5 directors and 5 consultants with vesting periods ranging from immediately upon issuance to 3 years beginning July 31, 2020.

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

Total share-based compensation expense included in the statements of operations for the nine months ended September 30, 2020 and 2019 is $483,208 and $403,768 of which $467,468 and $400,768 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2020 and 2019:

Assumptions:

	2020	2019
Dividend yield	0.00	0.00
Risk-free interest rate	0.22-1.52%	1.42-2.53%
Expected volatility	114.0-117.0%	105.2-106.1%
Expected life (in years)	5	5

Option activity for the nine months ended September 30, 2020 and the year ended December 31, 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2018	82,627
Granted	100,335
Exercised	-
Forfeited or cancelled	(2,050)
Options outstanding at December 31, 2019	180,912
Granted	472,183	2.61	4.73	-
Exercised	-	-	-	-
Forfeited or cancelled	(42,866)	23.24
Options outstanding September 30, 2020	610,229	5.76	4.55	-
Options expected to vest in the future as of September 30, 2020	337,197	4.17	4.65	-
Options exercisable at September 30, 2020	273,032	7.72	4.42	-
Options vested, exercisable, and options expected to vest at September 30, 2020	610,229	5.76	4.55	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.24 closing price of our common stock on September 30, 2020. None of the 2020 option grants have an exercise price currently below $2.24.

At September 30, 2020, there was $1,074,095 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.88 years.

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

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2020:

Assumptions:

2020
Dividend yield	0.00%
Risk-free interest rate	0.22%
Expected volatility	116.9%
Expected life (in years)	5

SARs activity for the nine months ended September 30, 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)

SARs outstanding at December 31, 2019	-	-	-	-
Granted	114,179	2.63	4.73	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding September 30, 2020	114,179	2.63	4.73	-
SARs expected to vest in the future as of September 30, 2020	114,179	2.63	4.73	-
SARs exercisable at September 30, 2020	-	-	-	-
SARs vested, exercisable, and options expected to vest at September 30, 2020	114,179	2.63	4.73	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.24 closing price of our common stock on September 30, 2020. None of the 2020 SARs grants have an exercise price currently below $2.24.

At September 30, 2020, there was $216,149 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.73 years.

Warrants

Warrant activity for the nine months ended September 30, 2020 and 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2018	305,060
Granted	64,024
Exercised	(7,023)
Forfeited or cancelled	-
Warrants outstanding at September 30, 2019	362,061

Warrants outstanding at December 31, 2019	363,727
Granted	1,481,995	3.22	4.89
Exercised	-
Forfeited or cancelled	-
Warrants outstanding at September 30, 2020	1,845,722	7.64	4.39

In connection with its January 2020 private placement, the Company issued 6,156 warrants to purchase its Series D Preferred Stock (the Preferred Warrants”). The Preferred Warrants have an exercise price of $975 per warrant and expire on February 15, 2021. Pursuant to the terms of the Securities Purchase Agreement, the Company forced the exercise of 512 warrants on March 27, 2020. During the second quarter, 1,684 warrants were exercised, resulting in the issuance of 1,603,984 shares of common stock. During the third quarter, 3,568 warrants were exercised, resulting in the issuance of 1,895,049 shares of common stock. As of September 30, 2020, there were 392 Preferred Warrants outstanding, which if exercised would result in the issuance of 392 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred stock, including make-whole dividends, was convertible into 260,089 shares of common stock on September 30, 2020.

NOTE 7 - Subsequent Events

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

Corporation Information

Sigma Labs, Inc. is a leading provider of quality assurance software to the commercial 3D metal printing industry under the PrintRite3D® brand. We specialize in the development and commercialization of real-time monitoring solutions known as PrintRite3D® for 3D metal advanced manufacturing technologies. PrintRite3D detects and classifies defects and anomalies real-time during the manufacturing process and informs the production manager of quality issues.

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

2020 Developments

In 2020, we reported several events, including the following (in reverse chronological order):

On October 21, 2020, we announced the newly formed partnership for the development and expansion of our industry leading PrintRite3D In-Process Quality Assurance technology for an application to powder-blow Directed Energy Deposition (DED) additive processes. We have developed the hardware and software and will validate the technology in partnership with Northwestern University, who acquired the first PrintRite3D DED system. The beta system will be installed onto the customized open-architecture DED system, named Additive Rapid Prototyping Instrument (ARPI) system located at Northwestern’s Advanced Manufacturing Processes Laboratory (AMPL). DED has been successfully applied in various industries, including aerospace, oil & gas, defense, marine and architecture. Aerospace manufacturers are increasingly using the technology to produce structural parts for satellites and military aircraft. This initiative expands our market opportunity and is the first step in our strategy to apply our technology across a broad array of Additive Manufacturing processes.

On October 14, 2020, we announced that we entered into a strategic alliance with IN4.OS, a leader in advanced manufacturing, to build Smart Factories of the Future to meet the demands of high technology sectors including defense, space, aerospace and life sciences. Smart Factory of the Future, an IN4.OS US LLC concept, is a cyber-physical system, location agnostic factory that has the ability to deliver flexible and scalable manufacturing capabilities. Sigma Labs' PrintRite3D® technology will be used to ensure the highest level of quality for mission critical metal parts manufactured with 3D printers. Additive manufacturing ("AM"), which we believe to be a critical core component of the "Fourth Industrial Revolution," provides flexibility in the manufacturing process to build custom mission critical parts on demand, with unprecedented complexity in times of shortages. IN4.OS will be utilizing DMG MORI's LASERTEC line of 3D metal printers, which have been designated as PrintRite3D® Ready. PrintRite3D® Ready is a Sigma Labs program for manufacturers of 3D metal printers by which the manufacturer and Sigma certify that their printers can accommodate a PrintRite3D® system and peripherals, such as optics and cables, and that the systems have been tested and perform as documented. This ensures end users that their in-process quality assurance (“IPQA”) processes will be consistent across a heterogeneous environment of 3D metal printers.

On October 6, 2020, we announced the launch of our newest product, the PrintRite3D Lite In-Process Quality Assurance system for which we were awarded our first contract from Coherent, Inc. (NASDAQ:COHR), one of the world's leading providers of lasers and laser-based technology for scientific, commercial, and industrial customers. The PrintRite3D® Lite IPQA® system was designed and developed specifically to fulfill the need for melt pool quality monitoring for the small, compact, entry level machines being used in academia, R&D, dental, and industrial small lot production. The latest addition to the PrintRite3D suite of products, PrintRite3D Lite features our patented and proven TED (Thermal Energy Density) metric only for use in applications that do not require the full feature PrintRite3D solution. The less complex, smaller footprint, lower price point product provides users of entry level machines the ability to monitor and validate melt pool thermal conditions gaining valuable insights to part design and manufacturing.

On September 29, 2020, we announced that we were awarded a contract for an initial system by Baker Hughes, a leading global energy technology provider, to begin production deployment of PrintRite3D® in-process quality assurance software, following a successful Rapid Test and Evaluation (RTE) program. The extensive evaluation process involved running PrintRite3D® on an EOS single laser machine and a SLM dual laser machine.

On September 10, 2020, we announced that we have extended our current relationship with Additive Industries, a 3D metal printing equipment manufacturer to OEM its PrintRite3D® Quality Assurance and Monitoring system, and that and the two companies have completed the certification process designating that MetalFAB1 printers are PrintRite3D® Ready. The benefits to end users include reduced post-processing costs, less material waste, and faster part qualification. The companies will begin selling PrintRite3D® to new and existing users of MetalFAB1 3D printers.

On August 25, 2020, we announced that we were awarded a contract by Mitsubishi Heavy Industries, a global leader in engineering and manufacturing, to implement PrintRite3D® in-process quality assurance (IPQA®) software. The PrintRite3D system has been installed on a laser powder bed fusion system for the development and qualification of MHI additive manufacturing production processes.

On August 13, 2020, we announced the appointment of industry veteran Steve Immel to the position of Senior Director Business Development, North America. Mr. Immel is responsible for engaging with 3D printer OEMS, additive manufacturers, academic institutions and research organizations to propel Sigma Labs PrintRite3D® in-process quality assurance solutions into production applications.

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

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

We expect to generate revenue primarily by selling and licensing our In-Process-Quality-Assurance ("IPQA") technologies, known as PrintRite3D®, selling technical support services, contract manufacturing and selling specialty parts and studies to businesses that seek to improve their manufacturing production processes and production-run quality yields. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During the three months ended September 30, 2020, we recognized revenue of $248,526, as compared to $171,003 in revenue recognized during the same period in 2019, an increase of $77,523. The increase is primarily due to increased PrintRite3D® unit sales, including the first sale of a PrintRite3D Lite® unit during the quarter.

Our cost of revenue for the three months ended September 30, 2020 and 2019 was $97,785 and $178,760, respectively, a decrease of $80,975. The decrease is primarily attributable to a decrease in certain material costs, a switch to remote installations resulting in lower travel costs, and the reclassification of low-cost inventory parts to supplies.

Sigma’s total operating expenses for the three months ended September 30, 2020 were $1,362,513 as compared to $1,600,914 for the same period in 2019, a decrease of $238,401.

Salary and benefits costs were $657,889 for the three months ended September 30, 2020 compared to $644,800 for the same period in 2019, an increase of $13,089 or 2%. This increase is due to expense associated with the Stock Appreciation Rights granted to executive management in June 2020.

Stock-based compensation was $58,219 for the three months ended September 30, 2020 compared to $79,202 for the same period in 2019, a $20,983, or 26% decrease, primarily due to the forfeiture of employee stock options during the quarter.

Research and development expenditures of $79,673 were incurred during the three months ended September 30, 2020 compared to $212,230 in the same period of 2019, a $132,557 decrease. The decrease is due to substantially completed product development compared to the same period in 2019, as well as reduced spending to conserve cash.

Investor & public relations expenses of $272,964 were incurred during the three months ended September 30, 2020, as compared to $269,130 incurred during the same period in 2019. The increase of $3,834 is primarily due to expenses incurred in connection with an investor relations consultant, offset by a decrease in advertising costs of $18,287, a decrease in organization costs of $17,204 and a reduction in trade show expenses of $12,682.

Legal & professional fees incurred in the three months ended September 30, 2020 were $100,144 compared to $116,221 incurred during the same period in 2019. Expenses incurred during the quarter include $24,495 in legal costs associated with various agreements, the Stock Appreciation Rights Plan, and the Annual Shareholders Meeting, offset by lower consulting expenses for the quarter of $25,377.

Office expenses incurred during the three months ended September 30, 2020 were $84,357 compared to $186,430 incurred during the same period in 2019, a decrease of $102,073, or 55%. The decrease is primarily due to decreased travel costs of $70,568 as a result of the COVID-19 pandemic, lower computer hardware and software purchases of $21,909, and lower dues and subscription costs of $10,727.

Depreciation and amortization expense for the three months ended September 30, 2020 was $50,167, compared to $52,636 for the same period in 2019, a decrease of $2,469, or 4.7%. The primary reason for the decrease is that our 3D metal printer was fully depreciated in November of 2019, partially offset by increases in depreciation for PrintRite 3D units on consignment and amortization of patents.

Other operating expenses were $59,100 for the three months ended September 30, 2020, compared to $40,265 incurred during the same period in 2019. The increase is primarily due to higher insurance premiums in 2020, in particular, our Directors & Officers insurance policy.

In the three months ended September 30, 2020, our net other income & expense was net expense of $6,241 compared to net other income of $7,877 in 2019. The decrease is primarily due to higher bank interest income in 2019 plus a gain on the settlement of an insurance claim.

Sigma’s net loss applicable to common stockholders for the three months ended September 30, 2020 totaled $1,955,357 as compared to $1,600,794 for the same period of 2019, a $354,563 increase. The third quarter 2020 preferred dividends contributed $737,344 to the loss increase while the decrease in other income contributed $14,1178. These amounts were partially offset by a decrease in the net operating loss for the quarter of $396,899.

Nine Months Ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we recognized revenue of $637,944 compared to $269,035 during the same period of 2019. The primary contributors to the $368,909 increase were an increase in PrintRite3D® unit sales contributing $347,779, and revenue from our Rapid Test and Evaluation Program (RTE) of $62,064.

Our cost of revenue for the nine months ended September 30, 2020 was $400,172 compared to $335,939 during the same period in 2019. The increase of $64,233 is primarily due to the cost associated with our increase in PrintRite3D® unit sales, as well as the ongoing support of legacy RTE programs, including equipment upgrades and additional labor costs.

Sigma’s total operating expenses for the nine months ended September 30, 2020 were $4,448,708 compared to $4,677,077 for the same period in 2019, a $228,369, or 4.9% decrease.

Payroll costs for the nine months ended September 30, 2020 were $1,915,381 compared to $1,738,716 for the same period in 2019, an increase of $176,665. The increase is primarily due to higher average employee headcount during the first quarter of 2020, plus additional executive management salaries of $51,667 during the now completed transition, an employee who was a consultant during the same period in 2019, employee salary increases which became effective in the second half of 2019, and $22,330 of expense related to the Stock Appreciation Rights plan.

Stock-based compensation for the nine months ended September 30, 2020 was $483,208 compared to $403,768 for the same period in 2019, a $79,440 increase, primarily due to increased stock-options and common share grants issued to employees in 2020.

During the nine months ended September 30, 2020, Sigma incurred research and development expenditures of $245,008 compared to $476,346 in the same period of 2019. The $231,338 decrease in these expenditures during the first nine months of 2020 is a result of the substantially completed product development compared to the same period in 2019, as well as reduced spending to conserve cash.

Investor and public relations expenses incurred in the nine months ended September 30, 2020 were $682,518 compared to $734,237 during the same period in 2019. The $51,719 decrease in the nine-month comparative expenditures results primarily from a $115,766 decrease in director’s fees and the reclassification of our $55,000 annual Nasdaq membership fee to dues and subscriptions, partially offset by increases in IR consulting fees of $58,354 and shareholder’s services of $53,793.

Legal and professional fees incurred in the nine months ended September 30, 2020 were $530,660, compared to $519,710 incurred during the same period in 2019, an increase of $10,950, or 2.1%. Legal fees increased by $141,771 due to our January financing and April financings, the February 2020 reverse stock split, the March 2020 Special Shareholders Meeting, and various Nasdaq-related compliance issues, partially offset by reduced recruiting expenses of $64,872 and lower consulting expenses of $63,361.

During the nine months ended September 30, 2020, Sigma’s office expenses were $310,947 compared to $536,608 in the same period of 2019. The $225,661 decrease in these expenditures primarily resulted from $232,899 in reduced travel to the COVID-19 pandemic, and $55,293 in reduced office supplies and computer hardware expenses, partially offset by an increase of $49,235 in dues and subscriptions related to the expense related to our membership in the United Kingdom’s National Centre for Additive Manufacturing, and our annual Nasdaq membership fee.

Depreciation and Amortization expense for the nine months ended September 30, 2020 was $86,150, compared to $150,222 for the same period in 2019. The primary reason for the decrease is that our 3D metal printer was fully depreciated in November of 2019.

Other operating expenses for the nine months ended September 30, 2020 were $194,836, as compared to $117,470 during the same period in 2019. The increase of $77,366 is primarily due to increased premiums for our Directors and Officers insurance policy.

In the nine months ended September 30, 2020, our net other income & expense was net income of $499,700, as compared to net income of $65,584 during the same period in 2019. The increase is primarily a result of increased New Mexico state job incentive credits of $99,780 plus $361,700 from the recognition of our PPP loan as a government grant. The grant was recognized as the related payroll costs were incurred, and the Company has complied with all conditions attached to the grant.

Sigma’s net loss applicable to common shareholders for the nine months ended September 30, 2020 totaled $5,455,707 as compared to $4,678,397 for the same period in 2019, a $777,310 increase. Contributing to this increase were preferred dividends of $1,744,471, partially offset by a decrease in our net operating loss of $533,045 and an increase in other net income of $434,116.

We financed our operations during the three and nine months ended September 30, 2020 and 2019 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies and obtain new contract manufacturing orders in connection with our EOS M290.

Liquidity and Capital Resources

As of September 30, 2020, we had $4,510,548 in cash and working capital of $5,208,568, as compared with $86,919 in cash and a working capital deficit of $98,315 as of December 31, 2019.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises.

On April 14, 2020 we were granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. Under the terms of the PPP, PPP loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. As of September 30, 2020, the Company has used the entirety of the loan proceeds for purposes consistent with the PPP and has not taken any actions that it believes will reduce the amount eligible for forgiveness. As such, the Company believes that the entire amount of the loan will be forgiven. However, to the extent any portion of the loan is determined to be ineligible for forgiveness, such unforgiven portion of the loan is payable over 2-5 years at an interest rate of 1%, with a deferral of payments for the first six months.

On April 6, 2020, the Company closed an offering of equity securities in which the Company sold and issued to certain institutional investors (a) 493,027 shares of the Company’s common stock (the “Common Shares”) and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 22,438 shares of the Company’s common stock, and (b) Series A Warrants (the “Private Warrants”) to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement resulting in net proceeds of approximately $1,230,000. If all of the Private Warrants are exercised by the holders thereof for cash, the potential gross cash proceeds to us will be $1,288,663.

In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. On March 27, 2020, pursuant to the terms of the Agreement, we forced the exercise of a portion of the warrants to purchase our Series D Preferred Stock which resulted in net cash proceeds to the Company of $460,000. During the second quarter of 2020, 1,684 preferred warrants were exercised by institutional investors, resulting in net proceeds to the Company of $1,510,548. During the third quarter of 2020, 3,568 preferred warrants were exercised by institutional investors, resulting in net proceeds to the Company of $3,478,800. If all of the remaining warrants to purchase shares of Series D Preferred Stock and Common Stock are exercised by the holders thereof for cash, the potential gross cash proceeds to us will be $2,331,200.

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

The Company continues to be adversely affected by the COVID-19 global economic slowdown, which has resulted in lower revenue than anticipated. Several customers have delayed purchase orders of approximately $500,000 in the aggregate, and although they have not been cancelled, the timing of when they might be received is uncertain. Two key industries with which we do business, aerospace and oil and gas, have experienced a reduction in the global demand for their products due to the pandemic. We have also experienced delays in purchase orders from universities and research institutes. As a result of the decrease in the demand for our products from customers and potential customers in these and other industries, the Company expects to generate less revenue in the short-term. It is impossible to know at this time how long companies will limit capital expenditures and if the industries that have been most negatively affected will resume normal purchasing. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, many predict that the crisis will accelerate the adoption of 3D printing, which would be a positive trend for the Company.

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

During the remainder of 2020, we therefore expect to sustain our operations and our commercialization and marketing efforts without material increase in our cash burn rate. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology, including the June 2020 release of version 6.0, which included major user Interface  (UI) efficiency and metric improvements with the addition of machine learning elements and the expansion of AM machine scanning protocols to multi-laser systems. This upgrade will further enable us to commercialize this technology into the AM metal market in 2020 and beyond. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 decreased to $3,676,595 from $4,498,579 during the same period in 2019, a $821,984 decrease. Decreased net loss contributed $967,161 toward this reduced use of cash, decreased inventory purchases contributed $496,679, a decrease in prepaid assets contributed $234,860, the deferral of payroll taxes under the CARES Act contributed $53,545 and increased securities-based compensation contributed an additional $82,323. Partially offsetting these amounts were decreases in accounts payable and accrued expenses of $465,046, a decrease in deferred revenue of $94,951, an increase in accounts receivable of $387,124, and a decrease in depreciation and amortization of $64,072.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2020 was $249,452, which compares to $70,887 of cash used by investing activities during the same period of 2019, an increase of $178,565. This is primarily attributable to payment received of $120,522 on a note receivable in 2019, and an increase in PrintRite 3D units on consignment of $54,587.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2020 increased to $8,349,676 from $4,401,114 during the same period in 2019 due to the receipt of $3,600,000 of proceeds less $820,224 of offering costs, in connection with our January 2020 and April 2020 private and public offerings and $5,619,900 from the exercise of Preferred Warrants. The deferral of payroll taxes pursuant to the CARES Act provided an additional $53,545 in funds. Partially offsetting these cash receipts was the payment of the remaining outstanding principal balance on our convertible note payable of $50,000. Cash provided by financing activities during the same period in 2019 resulted from the receipt of $4,981,220 in proceeds less $655,954 of offering costs in connection with our 2019 offerings, and $75,848 in proceeds from the exercise of warrants to purchase common stock in January and February of 2019.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future prospects interested in our PrintRite3D® technologies, and follow-on revenues for system expansions, new and existing strategic and OEM partnerships, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect that the COVID-19 outbreak may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

We have no credit lines as of October 21, 2020, nor have we ever had a credit line since our inception.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGMA LABS, INC.

October 22, 2020	By:	/s/ Mark K Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

October 22, 2020	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

