Form 10-K
period 2020-12-31
SIGMA LABS, INC.
filed 2021-03-24
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

SIGMA LABS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes [X].No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] . No [X].

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10,385,980. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of March 23, 2021 was 8,302,098 after giving effect to the 1-for-10 reverse stock split of the outstanding shares of the registrant’s common stock effected on February 27, 2020.

Documents incorporated by reference: None

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2020

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including, but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to the “Company,” “Sigma,” “Sigma Labs,” “we,” “us” and “our” refer to Sigma Labs, Inc. On February 27, 2020, we effected a one-for-ten reverse stock split of the outstanding shares of our common stock. All common stock and per share information (other than par value) contained in this Annual Report on Form 10-K have been adjusted to reflect the foregoing reverse stock split.

PART I

ITEM 1. BUSINESS.

The Company:

Sigma is an 11-year-old software company that was founded by scientist-engineers composed of physicists and metallurgists then working at Los Alamos National Labs for the entrepreneurial purpose of developing sophisticated metallurgical products. Since 2016, the Company’s focus has been on solving the complex and challenging problem of how to best assure the high quality of metal parts manufactured in laser powder bed additive manufacturing machines. Sigma and many others believe that until this problem was solved, 3D manufacturing of metal parts would not be scalable enough to grow past prototyping and mature into a major industry enjoying high quality yields and cost-efficient production runs. The solution that Sigma developed to solve this problem is In-Process-Quality-Assurance (“IPQA®”) software known as PrintRite3D®.

In 2018, the Sigma team enhanced and added user features to its PrintRite3D® technology. In 2019, the Company began to productize and test PrintRite3D® on various 3D metal printers at customers’ sites through the Company’s Rapid Test and Evaluation (“RTE”) program. Upon receiving favorable responses from the various RTEs, in 2020 the Company began to aggressively market PrintRite3D®. However, the worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries and had what the Company believes to be a short-term negative impact on the Company’s expected timing of generating meaningful revenue. Despite the pandemic, the Company moved forward with its plan to market PrintRite3D® to the following industry segments: (1) global manufacturing companies with Additive Manufacturing (“AM”) initiatives; (2) 3D printer Original Equipment Manufacturers (“OEMs”) for purchases of licenses and generating fees and royalties thereafter; (3) additive manufacturing software venders for alliances and licenses for co-sales; and (4) research foundations, standards organizations and universities, all in service of Sigma’s potential for setting the industry standard of measurement by providing data and analytics as a metrics-based quality standard of metal quality for all 3D laser powder bed manufactured parts, notwithstanding the design, metal, or brand of equipment upon which parts are manufactured.

Additive Metal Manufacturing and the role and need for Sigma’s technology:

Additive Manufacturing, or 3D printing, has been among the most heavily explored manufacturing innovations in the history of modern manufacturing. The use of 3D printing technology dates back to the 1980s for polymer applications, but the ability to print functional parts from metal alloys has spurred significant interest and investment into AM over recent years. AM is now reshaping the product design process, entire supply chains, and the vast landscape of manufacturing. Engineers are embracing new design freedoms to realize valuable product performance improvements and cost efficiencies with lighter weight, better thermal management capability, better fluid mixing, customization, and/or the ability to make different structures and textures that yield better part integration.

Several significant hurdles still prevent the wider adoption of additive technologies. The lack of quality, consistency and standards are most often cited. The Company believes that the lack of technology such as PrintRite3D®, could be the last sizable barrier to the widespread industrialization of 3D metal printing. Additionally, many believe that the disruption to complex and rigid supply chains caused by COVID-19 exposed the country’s vulnerability to shortages in times of crisis. It appears that many manufacturers are devising strategies to be able to be more agile, increase their ability to manufacture mission critical parts on demand, with more customization, and closer to where the end part will be needed.

We anticipate that the enterprise adoption of the technology will accelerate in 2021, evolving over time as follows:

●	Stage 1 – International research & development organizations and universities will establish centers of excellence for Advanced Manufacturing and be a major resource for enterprises seeking to adopt best practices for AM.
●	Stage 2 - Enterprises will start with their own R&D initiatives and select a 3D printer vendor, or vendors, that meets their requirements. During this time, they will focus on experimenting with different metal powder alloys, part structures, design guidelines, and in-process quality metrics.
●	Stage 3 – Once R&D is complete, enterprises will select one part to test and move into production, improving the process from design to production and confirming the economics and quality of the process.
●	Stage 4 – International standards will be established by organizations such as NIST, ISO, ATSM, etc., ensuring the consistency of components and processes. These standards will become increasingly important as the industry moves to full industrialization.
●	Stage 5 – As the adoption of AM accelerates, enterprises will utilize multiple 3D printers from multiple manufacturers due to printer innovations and advancements, varying production requirements, divisional preferences, etc.
●	Stage 6 – Independent standards-based, IPQA systems, such as PrintRite3D®, will be required to assure consistent quality in heterogeneous factories.

PrintRite3D® Technology and Product Family

PrintRite3D® is an interactive in-process quality assurance system that combines inspection, feedback, data collection and critical analysis. It is a platform-independent solution that can be installed as a retrofit to an existing 3D printer or requested as a factory option from select 3D printer OEMs. PrintRite3D® provides a high-fidelity, accurate system that can confidently scale to multi-laser 3D metal printers. The PrintRite3D® system discovers potential anomalies and incorporates machine learning in conjunction with developed metrics to map those metrics to the post-process data. This provides the ability to reduce post-production testing and costs, while creating a certification framework that serves the needs of end-users, printer manufacturers, and standards organizations.

The Company currently offers three versions of PrintRite3D® for Laser Bed Fusion Systems: (1) PrintRite3D® Lite which has a smaller footprint and is geared towards single-laser machines for Research and Development, or small production lots. (2) PrintRite3D® Pro, for single, dual and quad laser machines and is suited well for environments with less than 10 machines, and (3) PrintRite3D® Enterprise for plant-wide networks. PrintRite3D® Lite expands the Company’s addressable market to mid-range 3D printer manufacturers for potential OEM opportunities.

The Company announced in late 2020 PrintRite3D® for Direct Energy Deposition (“DED”), opening up another segment of the market for Sigma to sell and distribute its technology. DED is based on a laser process in which a laser beam generates a melt pool on a substrate. An additional metallic powder material is transported to the melt pool, where it becomes molten. Due to a feed movement, the molten material cools down and welding tracks are formed. By placing weld tracks side-by-side and on top of one another, a build-up is obtained. Three-dimensional structures can then be generated by depositing one layer or track at the top of another previously welded layer or track.

Distribution Methods

Sigma Labs employs a multi-channel distribution model for its IPQA products including a direct sales force, value added resellers (VARs) and 3D printer Original Equipment Manufacturers (OEMs). In 2020, the majority of the Company’s revenue was generated by direct sales in North America and Europe. VARs are currently used in Japan and India. The Company plans to extend its VAR channel outside of North America and Europe. In 2020 the Company moved aggressively to establish and extend relationships with 3D printer OEMs and expects that the percentage of the Company’s revenue coming from OEMs will increase in 2021 and beyond.

The Company markets its products through webinars, email and social media campaigns, and participation, both in person and virtually, in industry events and tradeshows. In addition, the Company collaborates with international standards organizations in the establishment of standards for AM.

Sources and Availability of Parts and Materials

We have important relationships with several suppliers for critical components of our PrintRite3D® systems, in particular optics and data acquisition components, and development of our user interface. To-date, we have not experienced shortages of components, however, in some cases COVID-19 has resulted in increased lead times for certain parts. We manage the risk of component shortages by sourcing backup suppliers, and in the case of our user interface, hiring engineers in-house to support the ongoing development and maintenance.

Agreements with Original Equipment Manufacturers (“OEMs”)

The Company entered into distribution agreements with two international 3D printer OEMs. The Company supports the OEMs with joint marketing programs and field sales and technical support personnel to assist in the sale of its technology. It is the Company’s intent to continue to build the OEM channel through distribution relationships with other 3D printer OEMs in the future.

Competition and Sigma’s Intellectual Property Safeguards

PrintRite3D® is a third-party, agnostic In-Process Quality Assurance system designed to provide a consistent, standards-based measurement and prediction of quality across a heterogeneous collection of 3D printers. Competition is primarily from the printer OEMs who offer their own monitoring system, usually as a separately priced option to its printers. Sigma believes that the future of AM will consist of factories with various generations of printers from various manufacturers. The primary reasons that global manufacturers will have machines from various vendors is that certain machines and technologies are better suited for different applications than others. Additionally, as the industry progresses, innovation will accelerate, and new leaders will emerge. Finally, many believe that there will be a consolidation of 3D metal manufacturers and the number of vendors will decrease from approximately 50 to a much small number over the next decade. Although standards for monitoring are slowly being set by various international standards organizations, it is highly unlikely that printer OEMs will modify their monitoring systems to work with other OEMs machines. Therefore, we believe that the only way to produce parts with a consistent level of quality is with a third-party, agnostic, standards based IPQA system, such as PrintRite3D®. To the Company’s knowledge, there is no competitor currently offering an IPQA system with similar functionality which has been validated to operate across as many 3D metal printers as PrintRite3D®.

Sigma began its investigation and research into optical and thermal data collection and measurement for quality assurance and intervention approximately 7 years ago and began to develop its intellectual property protection at that time. The international IP law firm, Kilpatrick Townsend, has advised the Company on building a patent portfolio, trade secrets, trademarks, etc. and filed and prosecuted patents as the Company has grown its body of intellectual property.

Sigma Labs, Inc. Patent Portfolio
Jurisdiction	Granted	In Process	Total
US	13	14	27
PCT	-	1	1
EP	-	4	4
Germany	-	6	6
China	1	3	4
Japan	-	1	1
Korea	-	1	1
Total	14	30	44

Based upon the evidence of competitors’ claims received by Sigma to-date, it appears to us that Sigma’s solution to the quality problems of 3D metal printing is a significantly different technological approach than that of our principal known competition. It continues to appear to the Company that the intellectual property protection of PrintRite3D®’s acuity, meaningful metrics of thermal data correlated to part quality, and usability of its software accord Sigma freedom to operate with its technology and will be a significant barrier to entry to competitors attempts to pursue the technology path traveled by Sigma.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The chart below summarizes our issued patents. We are currently prosecuting thirty foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

Title	Type	Patent No. or Application No.	Expiration Date
Controlled Weld Pool Volume Control of Welding Processes	US Utility	8,354,608	3/16/31
Structurally Sound Reactive Materials	US Utility	8,372,224	10/15/30
Composite Projectile	US Utility	8,359,979	3/21/27
Methods and Systems for Monitoring Additive Manufacturing Processes	US Utility	9,999,924	5/11/36
Systems and Methods for Additive Manufacturing Operations	US Utility	10,207,489	6/20/37
Material Qualification System and Methodology	US Utility	10,226,817	4/26/37
Material Qualification System and Methodology	China Utility	ZL201680010333.X	1/13/26
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,317,294	5/2/35
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,479,020	8/1/38
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,520,372	3/25/35
Systems and Methods for Additive Manufacturing Operations	US Utility	10,717,264	12/28/38
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,639,745	2/21/39
Photodetector Array for Additive Manufacturing Operations	US Utility	10,786,850	2/21/39
Multi-Sensor Quality Inference and Control for Additive Manufacturing Processes	US Utility	10,786,948	4/24/37

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

As of March 24, 2021, we do not have any active contracts with government agencies. During fiscal year 2020, we did not enter into any contracts with government agencies, nor do we seek to do so in the future.

Employees and Human Capital Resources

As of December 31, 2020, we had 20 full-time employees. We continue to search for additional, qualified personnel, to support our expanding operations in the area of IPQA® for AM. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees, as well as highly qualified management and technical personnel. Employee engagement is important to us and we focus on continuously enhancing our corporate culture.

Properties

We lease approximately 3,700 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,772 square feet of office space at units, C-14, C-15, C-16, C-17, C-20, C-21 and D-34 for a total monthly rent expense of approximately $3,840 under the lease, and 1,928 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease, which expire on July 31, 2021.

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

Recent Developments

On March 15, 2021, we announced that we were awarded a contract for an initial system of our PrintRite3D in-process quality assurance solution by Lockheed Martin Space Additive Design & Manufacturing Center based in Sunnyvale, California. The Additive Design & Manufacturing Center supports the entire Space portfolio and integrates key materials research and manufacturing processes to streamline the affordable delivery of satellite components. As a part of this initial contract, the Lockheed Martin team will assess the viability and performance of PrintRite3D technology for the Space division in support of a variety of defense and civil space programs.

On January 12, 2021, the Company closed a public offering of equity securities in which it issued 1,711,783 shares of common stock (including the exercise in full of the underwriters’ over-allotment option of 223,276 shares). Net proceeds to the Company after deducting offering expenses were approximately $4,532,444.

On December 18, 2020, we announced that we were selected by DMG MORI as the preferred melt pool monitoring system for their LASERTEC SLM machines. Engineering teams from both companies worked extensively to test the integrated solution to ensure that it meets the demanding needs of industrial manufacturers utilizing DMG MORI’s family of metal 3D printers. DMG MORI will be providing an interface with its printers to accommodate our optics, ensuring that the systems are PrintRite3D® ready.

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

Risks Related to Our Business

We are not currently profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended December 31, 2020 and 2019 were $7,009,414, and $6,320,849, respectively. As of December 31, 2020, our accumulated deficit was $33,105,008. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2020 and December 31, 2019 were $807,488 and $402,446, respectively, and our operating expenses for those periods were $5,914,299 and $6,211,830, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We will require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

In January 2021, we completed a public offering of shares of our Common Stock resulting in net cash proceeds to us of approximately $4,532,444. We will need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is also significant uncertainty from the affect that the novel coronavirus may have on the availability and type of financing. To the extent that funds are not available to us, we may be required to delay, limit or terminate our business operations and lose our NASDAQ listing.

Our operating history makes evaluation of our business difficult.

We are continuing to develop our technologies and to implement our business plan. Our ability to implement a successful business plan remains unproven, and there is no assurance that we will ever generate sufficient revenues to sustain our business. Our operating history, together with the other risks discussed in this “Risk Factors” section, may make it difficult for you to evaluate our business in connection with making a decision about whether to invest in our securities.

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

We have operated our current line of business for approximately ten years, and we expect to grow in the near future as our business develops and becomes further established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

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

We depend on Mark Ruport, our President and Chief Executive Officer, as well as key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Our success in part depends on the ability to protect our intellectual property and proprietary technology. To do so, we will be required to prosecute patent applications and maintain patents, obtain new patents and pursue trade secret and other intellectual property protection. We filed forty-four foreign and U.S. patent applications pertaining to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. We have been awarded thirteen U.S. patents and one foreign patent. However, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. There can be no assurance that our program for protection of intellectual property and proprietary technology will be sufficient to protect our intellectual property and proprietary technology from competitors. Our business is also subject to the risk that our issued patents will not provide us with significant competitive advantages if, for example, a competitor was to independently develop or obtain similar or superior technologies. In addition, our issued patents may be challenged or infringed upon by third parties. The enforcement of intellectual property rights is subject to considerable uncertainty and can be expensive and time-consuming. Patent reform laws and court decisions interpreting such laws, may create additional uncertainty around our ability to obtain and enforce patent protection. Any significant impairment of our intellectual property rights could harm our business and our ability to compete. The unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Proprietary trade secrets and unpatented know-how are also very important to our business; however, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential or proprietary information.

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

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. Although to-date we have not experienced any losses relating to cyber-attacks, there is no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Our results of operations may be negatively impacted by the coronavirus outbreak.

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions that contain the coronavirus or treat its impact, among others.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put in place by businesses and governments, may have a material economic effect on our business. To-date, the outbreak has not had a material adverse impact on our operations, though we have experienced delays in certain customer purchase orders. While the Company believes that such purchase orders will ultimately be realized, it is impossible to predict the timing. Further, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on the future results of the Company. Additionally, the coronavirus has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms.

Risks Related to Our Securities

The price of our securities could be subject to volatility related or unrelated to our operations, which could result in substantial losses for our stockholders.

Between January 1, 2020 and December 31, 2020, the trading price of our common stock has ranged from a low of $2.02 to a high of $10.30 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. The trading price of the warrants that we issued in our 2017 public offering could be subject to similar fluctuations as a result of such factors. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

Historically, there has been a limited trading market in our common stock, and you may therefore have difficulty selling your securities at a price that you determine is satisfactory.

Our common stock is listed on The Nasdaq Capital Market. Historically, there has been a limited trading market for our common stock. There is no assurance that our common stock will actively trade in the public market at or above a price that you consider acceptable. If an active market for our common stock is not maintained, it may be difficult for you to sell your shares of common stock when you wish to sell them or at a price that you consider satisfactory. An inactive trading market may also impair our ability to raise capital to continue to fund operations by selling securities and may impair our ability to acquire other companies or technologies by using our securities as consideration.

There is no assurance that we will satisfy the continued listing requirements of The NASDAQ Capital Market.

We cannot assure you that we will be able to continue to satisfy the continued listing requirements of The Nasdaq Capital Market. For example, there is no assurance that we will be able to satisfy all of the quantitative continued listing requirements, including the minimum stockholders’ equity requirement of at least $2,500,000 for continued listing on The Nasdaq Capital Market, which we have previously failed to satisfy. If we fail to satisfy a Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. If our securities are de-listed from The Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, we had 5,995,320 outstanding shares of common stock. On January 12, 2021, we closed a public offering in which we issued an additional 1,711,783 shares of our common stock. Sales of a large number of the shares such as described in the preceding sentence or upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Our articles of incorporation and bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of additional shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could adversely affect the rights of our common stockholders or be used to deter a possible acquisition of our company;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our articles of incorporation and bylaws regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president (in the absence of a chief executive officer) or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

●	the ability of our directors to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which would dilute the interest of or impair the voting power of our common stockholders.

These provisions could inhibit or prevent possible transactions that some stockholders may consider attractive.

We could issue one or more additional series of shares of preferred stock with the effect of diluting existing stockholders and impairing their voting and other rights.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of December 31, 2020, 715 shares of our preferred stock are outstanding, consisting of 382 shares of Series D Preferred Stock and 333 shares of Series E Preferred Stock. In addition to the possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities, the Certificate of Designations for the Series D Preferred Stock provides that upon occurrence of certain triggering events described in the Certificate, including but not limited to, payment defaults, breaches of the transaction documents pertaining to the Series D Preferred Stock and failure to maintain listing on the NASDAQ Capital Market, the Series D Preferred Shares would become subject to redemption, at the option of the holder, at a 125% premium to the underlying value of the Series D Shares being redeemed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 3,700 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,772 square feet of office space at units, C-14, C-15, C-16, C-17, C-20, C-21 and D-34 for a total monthly rent expense of approximately $3,840 under the lease, and 1,928 square feet of warehouse / production space at units E-38, E-40 and E-42, for a total monthly rent expense of approximately $2,275 under the lease. The leases expire on July 31, 2021. We believe that our facilities are suitable for our current needs, but we are evaluating the need for a larger space as we grow.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SGLB.”

Shareholders

As of March 23, 2021, there were approximately 554 holders of record of our common stock based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

Not applicable.

Repurchase of Shares

We did not repurchase any of our securities during the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Sigma is a leading provider of in-process quality assurance (IPQA®) software to the additive manufacturing industry. Sigma specializes in the development and commercialization of real-time monitoring solutions known as PrintRite3D® for 3D metal advanced manufacturing technologies. PrintRite3D detects and classifies defects and anomalies real-time during the manufacturing process, enabling significant cost-savings and production efficiencies. We are dedicated to setting the quality standard for Additive Manufacturing and accelerating the worldwide adoption of 3D metal printing. We work closely with international standards organizations, renowned universities, research organizations, advanced manufacturers, and leading design and simulation software companies. PrintRite3D is printer agnostic and works with most of the leading 3D metal printers.

Covid-19 Business Update

As stated earlier, the worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries and had what the Company believes to be a short-term negative impact on the Company’s expected timing of generating meaningful revenue. Further, the future impact of the outbreak, including variations of the virus, is highly uncertain and cannot be predicted so that no assurance can be given that the outbreak will not have a material adverse impact on the future results of the Company. It is also uncertain as to any further disruption of the global financial markets, which may reduce our ability to access capital, either at all, or on favorable terms.

Reverse Stock Split

Effective February 27, 2020, we effected a reverse split of our common stock on a 1-for-10 basis. Accordingly, all common shares, stock options, warrants, and per share amounts contained in this Annual Report have been retroactively adjusted to reflect the reverse split for all periods presented.

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

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019.

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

During the fiscal year ended December 31, 2020 (“fiscal 2020”), we generated an aggregate of $807,488 in revenues, as compared to an aggregate of $402,446 in revenues generated by us in the fiscal year ended December 31, 2019 (“fiscal 2019”). The contributors to the $405,042 increase were increases in new PrintRite3D® 6.0 system sales of $394,959, increased revenues from our Rapid Test and Evaluation (“RTE”) program of $37,064, increased annual maintenance revenues of $11,240, and increased revenue from contract AM jobs of $8,651, partially offset by decreases in on-site engineering and installation revenues of $47,872. Our cost of revenue for fiscal 2020 was $591,957 compared to $574,301 during the same period in 2019, an increase of $17,656. The increase is primarily due to increased PrintRite3D® 6.0 system sales, and parts and materials upgrades for certain customers.

Sigma’s total operating expenses for fiscal 2020 were $5,914,299 as compared to $6,211,830 for fiscal 2019, a $297.531 decrease.

In fiscal 2020, salaries and benefits costs were $2,622,162 as compared to $2,354,329 for the same period in 2019. The $267,833 increase resulted primarily from salary increases and related employer payroll taxes of $148,270, employee bonuses of $127,250, and increased sales commissions of $8,800, partially offset by lower benefits costs of $23,578.

Stock-based compensation for fiscal 2020 was $596,842 compared to $497,240 for the same period in 2019. This $99,602 increase resulted primarily from stock grants made to employees of $23,610 and additional stock options granted to employees of $75,992.

During fiscal 2020, Sigma incurred research and development expenditures of $351,404 compared to $647,994 in the same period of 2019. The $296,590 decrease is primarily the result of completed product development, as well as the reduced use of consultants during the year.

Sigma’s investor and public relation fees incurred in fiscal 2020 were $434,852, compared to $417,750 in fiscal 2019. The increase in the comparative expenditures results primarily from an additional investor relations consultant of $90,369, increased investor conferences and virtual shareholder meetings of approximately $20,000, partially offset by decreased advertising and trade show expenses of $100,000.

Organization costs for fiscal 2020 were 425,847, compared to $530,958 for the same period in 2020. The decrease of $105,111 is primarily attributable to lower directors’ compensation in 2020 of $135,944 and investment bank consulting fees of $31,500, partially offset by increased shareholder services costs of $49,149 as a result of a special shareholders meeting held in March 2020 and costs incurred for the conversion of Series D Preferred Stock throughout 2020.

Legal and professional service fees in fiscal 2020 were $676,142 compared to $664,403 paid in fiscal 2019. The increase of $11,739 is primarily attributable to an increase in legal fees of $128,010 related to a special shareholders meeting, Nasdaq compliance related matters, and our 2020 financings, and an increase in IT services fees of $17,101, partially offset by reduced utilization of recruiting firms of $49,851 and consultants of $86,574.

During fiscal 2020, Sigma’s office expenses were $416,580 compared to $747,881 in the same period of 2019. The $331,301 decrease in these expenditures resulted primarily from reduced travel costs of $309,451 as a result of COVID-19 restrictions, and lower office supplies expense of $56,371 due to employees working remotely for most of the year, partially offset by an increase in postage and shipping costs of $18,446 related to PrintRite 3D returns from expired RTE programs.

Depreciation and amortization expense in 2020 was $105,175, as compared to $192,569 in 2019. The decrease of $87,394 is primarily the result of our fully depreciated 3D printer in 2020, partially offset by an increase in patent amortization expense during the year.

Other operating expenses for fiscal 2020 totaled $285,295, compared to $158,706 for fiscal 2019. The increase of $126,589 is primarily due to an increase in insurance premiums, in particular our Director’s & Officer’s policy premium which increased by $115,396.

In fiscal 2020, our net other income & expense was net income of $498,629 compared to net income of $62,836 in 2019. The increase of $435,793 is primarily due to increased incentives from the State of New Mexico of $99,780 and income from the Company’s Payroll Protection Plan loan of $361,700, partially offset by a decrease in interest income of $17,702 and an increase in interest expense of $5,223.

Sigma’s net loss before preferred dividends for fiscal 2020 decreased $1,120,710 overall and totaled $5,200,139, as compared to a net loss before preferred dividends of $6,320,849 for fiscal 2019. Net loss applicable to common stockholders for fiscal 2020 was $7,009,414, as compared to $6,320,849 for fiscal 2019. The 2020 net operating loss component of the overall loss being $684,917 lower than in 2019 and the other income component being a $435,793 higher. Preferred stock dividends were $1,809,275 in 2020 and $0 in 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $3,700,814 in cash and working capital of $4,332,053, as compared to $86,919 in cash and a working capital deficit of $98,315 as of December 31, 2019. On January 12, 2021, the Company closed a public offering of common stock resulting in net proceeds of approximately $4,532,444 after deducting commissions and other offering expenses payable by the Company. In February and March of 2021, the Company received net cash proceeds of $1,136,010 from the exercise of outstanding warrants.

We believe that our existing cash on hand will be sufficient to fund our anticipated operating costs and capital expenditure requirements through 2021. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	The cost of expending, maintaining, and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	The effect of competing technological and market developments;
●	The revenue from the sales of our existing and future products;
●	The cost of operating as a public company; and
●	The other factors listed under Item 1A “Risk Factors.”

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. On March 15, 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,679,230 after deducting commissions and other offering expenses payable by the Company. In May 2019, the Company closed a private placement of equity securities resulting in net proceeds of approximately $515,000, after deducting placement agent commissions and other offering expenses payable by the Company. In August 2019, the Company closed a public offering of equity securities resulting in net proceeds of approximately $1,971,000, after deducting placement agent commissions and other offering expenses payable by the Company. In September 2019, Aegis Capital Corp. partially exercised its over-allotment option granted by the Company in the foregoing August 2019 public offering, resulting in net proceeds of $148,800 after deducting placement agent commissions. In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. During 2020, institutional holders of the Series D Preferred Warrants exercised 6,146 of 6,156 such warrants resulting in net proceeds to the Company of $5,820,998. As of March 23, 2021, if all of the remaining common warrants to purchase our common stock are exercised by the holders thereof, the potential net proceeds to us will be $1,291,000. On April 6, 2020, we closed an offering of equity securities in which the Company sold and issued to certain institutional investors (a) shares of the Company’s common stock and pre-funded warrants, and (b) Series A Warrants (the “Private Warrants”) to purchase shares of the Company’s common stock pursuant to a private placement resulting in net proceeds of approximately $1,230,000. As of March 23, 2021, if all of the Series A Warrants are exercised by the holders thereof for cash, the potential gross cash proceeds to us will be $956,015. On January 12, 2021, the Company closed a public offering of equity securities resulting in net proceeds of approximately $4,532,444 after deducting commissions and other offering expenses payable by the Company.

We will need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is also significant uncertainty from the affect that the novel coronavirus may have on the availability and type of financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and lose our NASDAQ listing.

During 2021, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite 3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology into the AM metal market in 2021. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities.

Net Cash Used in Operating Activities

Net cash used in operating activities in 2020 decreased to $4,809,868 from $5,514,805 in 2019, which is a decrease in cash used of $704,937. This decrease is primarily attributable to: (1) a decrease in our net loss before preferred dividends of $1,120,710; (2) higher equity-based compensation expenses of $150,644 due to: (a) increased options and common share grants awarded to employees of $99,602; (b) increased stock options granted to consultants in lieu of cash of $70,096, partially offset by (c) lower equity based compensation for directors of $60,117; (3) an increase in accounts receivable of $259,282 due to increased sales; (4) a decrease in inventory growth in 2020 from 2019 of $297,700; (5) a decrease in current and long-term prepaid expenses of $319,463 primarily due to the release of collateral for a letter of credit and amortization of our three-year membership in the UK’s National Centre for Additive Manufacturing (“NCAM”); (6) a decrease in accounts payable and accrued expenses of $732,471 due to payments in 2020 related to 2019 payables as well as lower accounts payable in 2020 resulting from our improved cash position; (7) a decrease in deferred revenue of $149,439; (8) long-term Stock Appreciation Rights granted to employees and consultants of $48,341; (9) long-term deferral of Payroll Taxes under the CARES Act of $37,728; and (10) a decrease in depreciation expense of $87,394.

Net Cash Used by Investing Activities

Net cash used by investing activities during fiscal 2020 was $298,359, which compares to cash used by investing activities during the same period of 2019 totaling $85,798. The increase is primarily due to increased purchases of fixed assets of $54,587, additional costs incurred for patents of $36,561 and the receipt of cash from loan repayments of $121,913 in 2019.

Net Cash Provided by Financing Activities

Cash provided by financing activities during fiscal 2020 increased to $8,722,122 from $4,407,740 during the same period in 2019, an increase of $4,314,382 primarily as a result of the exercise of Series D Preferred warrants from our January 2020 private offering, which resulted in net proceeds to the Company of $5,820,998, partially offset by lower net proceeds from our 2020 private and public offerings over 2019.

We have no credit lines as of March 24, 2021, nor have we ever had a credit line since our inception.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 24, 2021:

Name	Age	Position
Mark K. Ruport	68	President and Chief Executive Officer
Frank Orzechowski	61	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	51	Vice President of Business Development
Darren Beckett	47	Chief Technology Officer

Mark Ruport served as Executive Chairman from December 3, 2019 until April 30, 2020 and became our President and Chief Executive Officer on April 30, 2020. Additional information regarding Mr. Ruport is set forth below under “Board of Directors and Corporate Governance.”

Frank Orzechowski has served as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer, and Corporate Secretary since July 1, 2019. Prior to joining the Company, Mr. Orzechowski served as the Chief Financial Officer of StormHarbour Partners LP, an independent global markets and financial advisory firm since September 2013. From May 2013 to August 2013, Mr. Orzechowski served as a contract CFO for Etouches Inc., a cloud-based event management software company, to assist with financial matters in connection with that company’s planned equity financing. Prior to that, he served as President and Owner/Operator of Four-O Technologies Inc. from August 2009 to December 2012, where he successfully launched and guided operations for two Cartridge World franchise units in Connecticut. From February 2006 to July 2009, Mr. Orzechowski served as President and Chief Financial Officer of Nikko Americas Holding Company Inc., where he was responsible for managing all of the support and infrastructure for that company’s U.S. business, as well as investment manager selection and due diligence functions for its World Series Platform. Mr. Orzechowski began his career at Coopers & Lybrand in 1982, received his CPA certification in 1984 and received his Bachelor of Science in Business Administration with a major in Accounting from Georgetown University in 1982.

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

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 24, 2021, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice	I	74	Chairman of the Board and Director	2017	2021
Mark K. Ruport	I	68	President and Chief Executive Officer	2019	2021
Salvatore Battinelli(1)(2)(3)	II	79	Director	2017	2022
Dennis Duitch(1)(2)(3)	III	76	Director	2017	2023
Kent Summers(1)(2)(3)	III	62	Director	2018	2023

(1) Member of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Nominating and Corporate Governance Committee

Directors

John Rice was appointed to our Board of Directors on February 15, 2017, was appointed as Chairman of our Board on April 19, 2017, was appointed as our interim Chief Executive Officer on July 24, 2017, became our Chief Executive Officer on July 14, 2017 and was appointed as our President on October 10, 2018. Effective April 30, 2020, Mr. Rice resigned from his position as President and Chief Executive Officer. Mr. Rice remains a director on the Board of Directors and continues to serve as Chairman of the Board. Mr. Rice has extensive experience in business operations. In 1990, Mr. Rice founded ASiQ, LLC, a firm specializing in operations management services ranging from launching successful startups and executing business turnarounds to financings, crisis management and the repositioning of enterprises for sale at optimum market prices. Mr. Rice presently serves as ASiQ’s CEO and President. He also served as CEO of Coca-Cola Bottling Company of Santa Fe, a client of ASiQ’s, from 2009 to 2015. From 2010 to 2012, Mr. Rice served as Director and Contracts Officer of Detector Networks International. Mr. Rice frequently lectures on breakout growth strategies, crisis management, corporate turnarounds, venture capital, and financial structuring and strategies. He has also served on a number of boards. Since 2005, Mr. Rice has served as Director of New Mexico Angels, Inc., a New Mexico based group of accredited individual angel investors. Since 2016, Mr. Rice has served as Director of Akal Security, Inc. He was also a Director of Detector Networks International from 2010-2012, where he successfully negotiated the principal component of a business turnaround for the company. Mr. Rice is an honors graduate of Harvard College.

Our Board of Directors believes that Mr. Rice is qualified to serve as a member of the board because of his broad and deep experience in improving business operations, engineering financial structures that support ongoing needs of operating companies, and building investor and shareholder values.

Salvatore Battinelli was appointed to our Board of Directors on August 16, 2017. Mr. Battinelli is currently the President and Chief Executive Officer of Bello e Preciso Co., a manufacturer and wholesaler of Italian-made fashion watches and has served in those roles since early 2017. Prior to joining Bello e Preciso Co., from 2011 to 2013, Mr. Battinelli served as Vice-President of Development and Long-Term Strategy of North American Management Corporation, a wealth management firm based in Boston, Massachusetts with over $2 billion in assets under management. From 1987 to 2011, Mr. Battinelli served as Executive Vice-President and acting Chief Executive Officer and Chief Operating Officer of Faneuil Hall Associates, Inc., a concierge boutique family office devoted to five interrelated ultra-high net-worth families. Mr. Battinelli’s primary responsibilities while at Faneuil Hall Associates included providing planning and investment advice, the management of approximately 30 asset portfolios and more than 65 individual business entities; and assisting the families in their various business ventures worldwide while working closely with law, accounting and banking functions. During his tenure at Faneuil Hall Associates, Mr. Battinelli served as an executive officer or director for certain of the family-owned entities and successfully managed several portfolio company IPOs, as well as serving as CEO and COO for Designhouse International, a Scandinavian furniture company operating out of Atlanta, Georgia, which was previously listed on NASDAQ in 1983.

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

Mark K. Ruport was appointed as Executive Chairman and as a director on December 3, 2019. Effective April 30, 2020, Mr. Ruport became our President and Chief Executive Officer. Mr. Ruport remains a director on the Board of Directors but no longer serves as Executive Chairman. Mr. Ruport brings more than 30 years of public and private company experience in the software sector to his position at Sigma Labs. Prior to joining Sigma Labs, Mr. Ruport served since 2010 as the President of Step Function Consulting, LLC, a consulting firm that provides strategic consulting services to early and mid-stage portfolio software companies. Mr. Ruport also served from 2014 to 2017 as the Executive Chairman of the Board of Directors of Content Analyst Company, a leading developer of advanced analytics software for searching and analyzing unstructured text, and before that served as its Vice Chairman from 2012 to 2013. From 2005 to 2009, Mr. Ruport served as the President and Chief Executive Officer of Configuresoft, Inc., a venture-backed Enterprise Systems Management company, where he orchestrated an OEM agreement which later led to its acquisition by EMC Corp. Prior to Configuresoft, Mr. Ruport served from 2004 to 2005 as the Executive Vice President of Worldwide Operations at Stellent, Inc., which was subsequently acquired by Oracle, Inc., and from 1995 to 2005 as the President, Chief Executive Officer and Chairman of the Board of Directors of Optika, Inc., a venture-backed Enterprise Content Management Company that he led through its initial public offering and merger with Stellent, Inc. From 1990 to 1994, Mr. Ruport served as the President and Chief Executive Officer of Interleaf, Inc., a public software company. He also held various senior executive positions from 1985 to 1989 at Informix, Inc., a relational database management system company later acquired by IBM, and from 1985 to 1989 at Cullinet, Inc., a mainframe database management system and enterprise resource planning company later acquired by Computer Associates, Inc. Mr. Ruport received his Bachelor of Science degree and MBA from Bowling Green State University.Mr. Ruport received a Bachelor of Science in Business and an MBA from Bowling Green State University.

Our Board of Directors believes that Mr. Ruport is qualified to serve as a member of the board because of his extensive experience in management and leadership in the technology industry.

Dennis Duitch was appointed to our Board of Directors on August 8, 2017. Mr. Duitch has served as Managing Director of Duitch Consulting Group, a private consulting company, since 2003. Prior to that time, he practiced public accounting, business management, mediation and consultancy nationally, with expertise in strategic and operations management, finance, accounting, strategic planning and business operations for a wide spectrum of companies, including technology, manufacturing and distribution, marketing, real estate, entertainment, and professional practices. He has served in executive officer roles and as a director of public and private companies, not-for-profit organizations, including as Vice-Chairman for Accountants Global Network, and as a top-level advisor for public companies, closely held businesses, families and high-wealth individuals for over thirty years.

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

Director Independence

Our Board of Directors currently consists of five members. As a result of his previous role as Chief Executive Officer, Mr. Rice is not considered an independent director. As a result of his April 30, 2020 appointment as Chief Executive Officer, Mr. Ruport is also not considered an independent director. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ marketplace rules. Pursuant to NASDAQ rules, our board must consist of a majority of independent directors.

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

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I directors are John Rice and Mark Ruport, with terms expiring at our 2021 annual meeting of stockholders;

●	the Class II director is Salvatore Battinelli, with a term expiring at our 2022 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2023 annual meeting of stockholders.

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

On August 19, 2017, our Board of Directors appointed Mr. Rice as Chairman of the Board. The Chairman of the Board presides at all meetings of our Board of Directors and exercises and performs such other powers and duties as may be assigned to him from time to time by the Board or prescribed by our amended and restated bylaws. The Chairman of the Board is appointed by our Board of Directors on an annual basis.

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, and has in the past combined the roles of Chairman and Chief Executive Officer. Our Board currently is committed to the separated roles given the circumstances of our Company. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended December 31, 2020, the Board of Directors held five meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2020 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under the applicable Nasdaq rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee met four times during 2020.

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

Delinquent Section 16(a) Reports

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

The Company believes that during its most recent fiscal year ended December 31, 2020, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a), except that each of Salvatore Battinelli and Mark Ruport filed a Form 4 late in connection with their respective purchase of shares of the Company’s Series E Preferred Stock and warrants to purchase shares of common stock.

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on December 31, 2020 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (3)	Bonus ($) (3)		Stock Awards ($) (5)	Option Awards ($) (6)		All Other Compensation ($)	Total ($)
John Rice - Former President & Chief
Executive Officer(1) and Director	2020	51,667	-		-	29,583	(7)	10,052	91,302
(Chairman of the Board)	2019	155,000	-		-	210,347	(8)	-	365,347

Mark Ruport - President & Chief	2020	155,000	50,000	(4)	1,986	618,980	(9)	802	826,768
Executive Officer and Director(2)	2019	12,917	-		-	451,823	(10)	-	464,740

Ronald Fisher - Vice President	2020	180,000	-		2,306	76,493	(11)	21,835	280,634
of Business Development	2019	180,000	-		-	23,870	(12)	-	203,870

Darren Beckett - Chief Technology Officer	2020	180,000	18,000	(4)	2,306	152,984	(13)	928	354,218
	2019	180,000	-		-	36,100	(14)	-	216,100

(1)	Mr. Rice served as President and Chief Executive Officer from January 1, 2020 through April 30, 2020.

(2)	Mr. Ruport has served as President and Chief Executive Officer since April 30, 2020.

(3)	Actual amounts paid or accrued.

(4)	On February 25, 2021, the Compensation Committee granted Mr. Ruport a $50,000 performance bonus for the fiscal year ended December 31, 2020. In October 2020, we granted Mr. Beckett a performance bonus of $10,000, and in December 2020, Mr. Beckett was granted an additional performance bonus of $8,000.

(5)	On April 10, 2020 Messrs. Ruport, Fisher, and Beckett were granted 969, 1,125, and 1,125 shares of our common stock, respectively, at the closing price of $2.05 on the date of the grant. The shares fully vested on December 31, 2020.

(6)	Includes option awards and stock appreciation rights awards. On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights (“SARs”) payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. The Fair Value of option and SARs awards are calculated in accordance with FASB ASC Topic 718. The amount recognized for all awards is calculated using the Black Scholes pricing model.

(7)	On May 1, 2020, we granted Mr. Rice an option to purchase up to 16,044 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.28, is fully vested, and had an aggregate grant date fair value of $29,583.

(8)	On each of the first day of each month commencing January 1, 2019 and ending on August 1, 2019, we granted Mr. Rice an option to purchase up to 2,292 shares of our common stock, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options are fully vested and have the following exercise prices: $15.00, $19.30, $20.40, $14.70, $15.00, $12.00, $14.00, and $7.40. The options had an aggregate grant date fair value of $26,630, $34,254, $36,418, $26,161, $26,642, $21,291, $25,405, and $13,546, respectively

(9)	On May 28, 2020, we granted Mr. Ruport an option to purchase 116,654 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25%, or 29,164 shares vested and became exercisable on June 15, 2020, and the remaining 87,490 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, 43,744 shares were vested and exercisable. The option had an aggregate grant date fair value of $254,474. On November 24, 2020, we granted Mr. Ruport and option to purchase 114,915 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.55 and vests over three years in equal monthly installments beginning one month from the grant date. As of December 31, 2020, 3,192 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $236,519. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 60,094 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $127,987.

(10)	On December 3, 2019, we granted Mr. Ruport (i) an option to purchase up to 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3, 2020; and (ii) an option to purchase up to 40,000 shares of our common stock with an exercise price of $11.20, which will vest and become exercisable in equal monthly installments over three years from the grant date. As of December 31, 2020, 14,053 shares were fully vested and exercisable. The options had aggregate grant date fair values of $90,366 and $361,457, respectively.

(11)	On May 28, 2020, we granted Mr. Fisher an option to purchase 23,331 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25%, or 5,833 shares vested and became exercisable on June 15, 2020, and the remaining 17,498 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, 8,749 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $50,895. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Fisher 12,019 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $25,598.

(12)	On January 10, 2019, we granted Mr. Fisher an option to purchase 1,184 shares of our common stock. The option has an exercise price equal to $20.20 per share and is fully vested. On November 1, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price equal to $5.20 per share and is fully vested. On November 26, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price equal to $8.20 per share and is fully vested. On December 3, 2019, we granted Mr. Fisher an option to purchase 500 shares of our common stock. The option has an exercise price equal to $11.20 per share and is fully vested. The options had aggregate grant date fair value of $18,271, $420, $661, and $4,518, respectively.

(13)	On May 28, 2020, we granted Mr. Beckett an option to purchase 46,661 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price equal to $2.50 per share and vests as follows: 25%, or 11,665 shares vested and became exercisable on June 15, 2020, and the remaining 34,996 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, 17,497 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $101,788. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 24,038 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $51,196.

(14)	On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00. The option vests as follows: 94 shares vested and became exercisable on January 1, 2020; the remaining 281 shares will vest and become exercisable in equal installments on the second through the fourth anniversaries of the date of grant. As of December 31, 2020, 94 shares were fully vested and exercisable. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable in equal installments on the first through the fourth anniversaries of the date of grant. As of December 31, 2020, 125 shares were fully vested and exercisable. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $6.70. The option is fully vested and exercisable. The options had aggregate grant date fair values of $4,358, $4,885, and $26,857, respectively.

Named Executive Officer Employment Agreements

John Rice

Prior to April 30, 2020, Mr. Rice served as President, Chief Executive Officer, and principal executive officer of the Company at an annual base salary of $155,000. On April 30, 2020, he resigned from such positions. Mr. Rice has remained a director on the Board of Directors and has continued to serve as Chairman of the Board. Mr. Rice was compensated as a non-employee director (on a pro-rata basis for 2020 based on the partial year during which Mr. Rice served as a non-employee director) under the Company’s director compensation program, as may be adjusted from to time for all non-employee directors. On May 1, 2020, we entered into a consulting agreement with Mr. Rice, pursuant to which Mr. Rice was engaged to provide, among other services to be determined by the Company, advice regarding the structure of certain financial and other strategic transactions involving the Company, on an as-needed basis. The consulting agreement expired on December 31, 2020.

Mark K Ruport

On December 3, 2019, we entered into an “at-will’ employment letter agreement with Mark Ruport, effective as of December 3, 2019 (the “effective date”), pursuant to which Mr. Ruport agreed to serve as our Executive Chairman on an “at-will” basis. Additionally, Mr. Ruport was appointed to serve as a member of our Board of Directors, effective as of December 3, 2019, with a term expiring at the 2021 annual meeting of stockholders. As of April 30, 2020, Mr. Ruport was appointed as President, Chief Executive Officer, and principal executive officer of the Company, and no longer serves as Executive Chairman.

Under the employment letter agreement, Mr. Ruport is entitled to (i) an annual base salary of $155,000 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on annual or special case assessments of Mr. Ruport’s performance and other factors), and (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and received a grant of (1) a five-year stock option to purchase up to 10,000 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the effective date, and vested and became exercisable in full on the first month’s anniversary of the effective date, and (2) a five-year stock option to purchase up to 40,000 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the effective date, and will vest and become exercisable in equal (as closely as possible) monthly installments over three years from the effective date, provided, in each case, that Mr. Ruport remains an employee of the Company through such vesting date.

Such options are on such other terms and provisions as are contained in the Company’s standard form nonqualified stock option agreement; provided, however, that (x) upon the occurrence of a Change of Control (as defined in the employment letter agreement), any unvested portion of the options as of the date of such Change of Control will immediately and automatically vest; provided, however, that, the options may be assumed or, in the discretion of the Board of Directors, an equivalent option may be substituted by an applicable successor corporation or any subsidiary of the successor corporation in connection with a Change of Control), and (y) in the event that the Board of Directors determines that Mr. Ruport is unable to perform his duties due to an accident, illness or other event or condition which physically or mentally incapacitates him for a period of 45 consecutive days (“Disability”), if he ceases to be employed by the Company as a result of a Disability, the options will continue to vest and remain exercisable for the 5-year term of the options in accordance with the terms of the option agreements.

Additionally, during the term of his employment, Mr. Ruport is eligible to receive one or more bonuses relating to each fiscal year in recognition of his achievement of individual and Company goals established by the Board of Directors from time to time. However, the decision to provide any such bonuses and the amount and terms of any such bonuses is in the sole discretion of the Board of Directors. On February 25, 2021, Mr. Ruport received a performance bonus of $50,000 for 2020.

Darren P. Beckett

Mr. Beckett has served as an employee of the Company since September 25, 2017, pursuant to an “at will” employment agreement with the Company, under which he was engaged to serve as our Engineering Manager. On October 18, 2018, his title was changed from Vice President of Engineering to Chief Technology Officer of the Company. On October 18, 2018, the Company also increased the annual base salary of Mr. Beckett from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 2,000 shares of common stock under the 2013 Plan at an exercise price of $12.10 per share. The option has a term of five years and vests in equal annual installments over four years from the date of grant subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date. Under the agreement, Mr. Beckett is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On October 13, 2017, in connection with his employment, Mr. Beckett was granted an option to purchase up to 1,500 shares of our common stock with an exercise price equal to $19.20 per share. Such option is vested and exercisable as to 675 shares at December 31, 2020, and the remaining 825 shares will vest on October 23, 2021 provided Mr. Beckett is an employee of the Company on that date.

Ronald Fisher

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Mr. Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, (i) a stock option to purchase up to 2,375 shares of common stock of the Company, at an exercise price equal to $118.00 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option is fully vested and exercisable. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement, and (ii) 125 shares of common stock of the Company with a value equal to the closing price of our common stock on the date of grant and is on such other terms and provisions as are contained in Sigma Labs’ standard form of restricted stock letter agreement under the Plan. Such shares are fully vested. Additionally, the Company granted Mr. Fisher under the 2013 Plan, effective as of August 11, 2016, a stock option to purchase up to 500 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant and is fully vested and exercisable. Further, Mr. Fisher is eligible to participate in the Company’s 2013 Equity Incentive Plan and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

On September 18, 2017, we and Mr. Fisher entered into Amendment No. 1 to Mr. Fisher’s employment agreement, effective August 10, 2015, pursuant to which, effective as of February 11, 2017, item 2, entitled “Performance Bonuses,” of Exhibit A of Mr. Fisher’s employment agreement was deleted in its entirety and replaced with the new item 2 that was set forth in the amendment to employment agreement. Such amendment provided that Mr. Fisher would become entitled to receive performance-based stock and cash bonuses if certain milestones were satisfied by February 11, 2018, so long as Mr. Fisher remained an employee of the Company as of the date the applicable milestone was satisfied. On February 21, 2018, the Company and Mr. Fisher entered into Amendment No. 2 to Mr. Fisher’s employment agreement, pursuant to which the foregoing February 11, 2018 date was extended to December 31, 2018. On January 10, 2019, the Company granted Mr. Fisher an option to purchase up to 1,184 shares of common stock in exchange for the cancellation of his accrued but unpaid vacation balance at December 31, 2018. On March 7, 2019, the Company issued 150 shares of common stock under the 2013 Plan to Mr. Fisher connected with the satisfaction of a performance milestone.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following tables set forth outstanding equity awards issued under our 2013 Equity Incentive Plan and 2020 Stock Appreciation Rights Plan as of December 31, 2020 that are held by our named executive officers.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
John Rice(2)	2,000	—	18.80	4/18/23
	2,000	—	15.40	4/18/23
	2,000	—	14.80	4/18/23
	2,000	—	11.00	4/29/23
	2,000	—	14.70	5/30/23
	2,000	—	11.90	6/29/23
	2,000	—	8.70	7/30/23
	6,875	—	17.90	12/31/23
	2,292	—	15.70	11/30/23
	2,292	—	15.00	1/1/24
	2,292	—	19.30	2/1/24
	2,292	—	20.40	3/1/24
	2,292	—	14.70	4/1/24
	2,292	—	15.00	5/1/24
	2,292	—	12.00	6/1/24
	2,292	—	14.00	7/1/24
	2,292	—	7.40	8/1/24
	16,044	—	2.28	5/1/25

Mark K. Ruport(3)	10,000	—	11.20	12/3/24
	14,053	25,947	11.20	12/3/24
	43,744	72,910	2.50	6/14/25
	—	60,094	2.63	6/22/25
	3,192	111,723	2.55	11/24/25

Ronald Fisher(4)	691	2,184	12.20	4/18/23
	1,183	—	20.20	1/10/24
	100	—	5.20	11/1/24
	100	—	8.20	11/26/24
	500	—	11.20	12/3/24
	8,749	14,582	2.50	6/14/25
	—	12,019	2.63	6/22/25
	2,375	—	118.00	8/10/25
	500	—	105.60	8/11/26

Darren Beckett(5)	675	825	19.20	10/12/22
	400	1,600	12.10	10/18/23
	94	281	15.00	1/1/24
	125	375	12.40	7/18/24
	5,000	—	6.70	10/11/24
	17,497	29,164	2.50	6/14/25
	—	24,038	2.63	6/22/25
	300	1,200	15.60	2/26/28

(1) On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights (“SARs”) payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

(2) On April 19, 2018, we granted Mr. Rice three options (the “Options”) to purchase up to 2,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The Options have an exercise price per share equal to $18.80, $15.40 and $14.80, respectively, and each is fully vested. The Company also granted Mr. Rice an option to purchase up to 2,000 shares on each of April 30, 2018, May 31, 2018, June 30, 2018 and July 31, 2018. Such options have an exercise price per share equal to $11.00 $14.70, $11.90 and $8.70, respectively, and each is fully vested. On November 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 6,875 shares at an exercise price of $17.90. On December 1, 2018 the Company granted Mr. Rice a fully vested option to purchase up to 2,292 shares at an exercise price of $15.70. On each of the first day of each month commencing January 1, 2019 and ending on August 1, 2019, we granted Mr. Rice an option to purchase up to 2,292 shares of our common stock, under our 2013 Equity Incentive Plan in connection with his employment arrangement. The options are fully vested and have the following exercise prices: $15.00, $19.30, $20.40, $14.70, $15.00, $12.00, $14.00, and $7.40. On May 1, 2020, we granted Mr. Rice an option to purchase up to 16,044 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.28 and is fully vested and exercisable.

(3) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s President and Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3,2020; and (ii) an option to purchase up to 40,000 shares of our common stock, with an exercise price of $11.20, which will vest and become exercisable in equal monthly installments over three years from the date of grant. On May 28, 2020, we granted Mr. Ruport an option to purchase 116,654 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 29,164 shares vested and became exercisable on June 15, 2020, and the remaining 87,490 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, a total of 43,744 shares were vested and exercisable. On November 24, 2020, we granted Mr. Ruport an option to purchase up to 114,915 shares of our common stock. The option has an exercise price of $2.55 and vests over three years in equal monthly installments beginning one month from the grant date. As of December 31, 2020, 3,192 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 60,094 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

(4) In August 2015, in conjunction with the hiring of Ronald Fisher, the Company’s Vice President of Business Development, the Company granted to Mr. Fisher a stock option (the “Option”) to purchase up to 2,375 shares of common stock of the Company, at an exercise price equal to $118.00 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Plan. The Option is fully vested. The Option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement. The Company granted Mr. Fisher under the 2013 Equity Incentive Plan, effective as of August 11, 2016, a stock option to purchase up to 500 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant and is fully vested and exercisable. On April 19, 2018, we granted to Mr. Fisher an option to purchase 2,875 shares of our common stock. Such option has a five-year term with an exercise price equal to the closing price of our common stock on the date of the grant. The option is vested as to 691 shares and the remaining shares vest as follows: 683 shares will vest on April 19, 2021, and the remaining 1,501 shares will vest on April 19, 2022. On January 10, 2019, we granted Mr. Fisher an option to purchase 1,183 shares of our common stock. The option has an exercise price per share equal to $20.20 and is fully vested. On November 1, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price per share equal to $5.20 and is fully vested. On November 26, 2019, we granted Mr. Fisher an option to purchase 100 shares of our common stock. The option has an exercise price per share equal to $8.20 and is fully vested. On December 3, 2019, we granted Mr. Fisher an option to purchase 500 shares of our common stock. The option has an exercise price per share equal to $11.20 and is fully vested. On May 28, 2020, we granted Mr. Fisher an option to purchase 23,331 shares of our common stock. The option has an exercise price per share equal to $2.50 and vests as follows: 5,833 shares vested and became exercisable on June 15, 2020, and the remaining 17,498 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, a total of 8,749 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Fisher 12,019 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

(5) On February 26, 2018 we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.60 and is vested as to 300 shares. The remaining shares will vest as follows: 375 shares will vest and become exercisable on February 26, 2021; and 825 shares will vest and become exercisable on February 26, 2022. On October 18, 2018, we granted Mr. Beckett an option to purchase up to 2,000 shares of our common stock. The option has an exercise price per share equal to $12.10 and is vested as to 400 shares. The remaining shares vest as follows: 500 shares will vest and become exercisable on September 16, 2021, and 1,100 shares will vest and become exercisable on September 16, 2022. On October 13, 2017, we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $19.20. The option is vested as to 675 shares and the remaining 825 shares will vest and become exercisable on October 13, 2021. On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00. The option vests as follows: 94 shares vested and became exercisable on January 1, 2020; the remaining 281 shares will vest and become exercisable in equal installments on the second through the fourth anniversaries of the date of grant. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable in equal installments on the first through the fourth anniversaries of the date of grant. As of December 31, 2020, the option was vested as to 125 shares. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $6.70 and is fully vested and exercisable. On May 28, 2020, we granted Mr. Beckett an option to purchase 46,661 shares of our common stock. The option has an exercise price per share equal to $2.50 and vests as follows: 11,665 shares vested and became exercisable on June 15, 2020, and the remaining 34,996 shares will vest in equal monthly installments over the next three years. As of December 31, 2020, a total of 17,497 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 24,038 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

Equity Awards

We offer stock options, stock appreciation rights, and stock awards to certain of our employees, including our executive officers, as the long-term incentive component of our compensation program. We generally grant equity awards to new hires upon their commencing employment with us. Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow employees to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. We sometimes also offer stock options, stock appreciation rights and stock awards to our consultants in lieu of cash. Our stock options allow consultants to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and are not intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Our stock appreciation rights allow consultants to receive a cash payment for the difference between the market price of our common stock on the date of exercise and the strike price. Stock options, stock appreciation rights, and stock awards granted to our executive officers may be subject to accelerated vesting in certain circumstances.

Retirement Plans

We maintain a qualified 401(k) plan, in which all eligible employees may participate. We make safe harbor contributions to match 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. Safe harbor contributions are 100% vested. We may also elect, on an annual basis, to make a discretionary contribution to the plan, but have not done so to date. Our elective matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

No Tax Gross-Ups

We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

2013 Equity Incentive Plan

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

Subject to the provisions of the 2013 Plan relating to adjustments upon changes in common stock, an aggregate of 890,000 shares of common stock are currently subject to outstanding awards under the 2013 Plan or future awards under the 2013 Plan.

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

Eligibility

All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2013 Plan. Incentive Options may only be granted under the 2013 Plan to a person who is a full-time officer or employee of the Company or a subsidiary. The Administrator will determine from time-to-time which directors, employees, consultants and advisers will be granted awards under the 2013 Plan.

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

As of March 24, 2021, there were 880,319 shares previously issued or subject to outstanding awards under the 2013 Plan and 9,681 shares were available for future issuance under the 2013 Plan.

2020 Stock Appreciation Rights Plan

On June 23, 2020, our Board of Directors adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

Governance of the Plan

The Plan will be administered by the Compensation Committee of the Board or, in the Board’s sole discretion, by the Board. The Compensation Committee will have the authority to, among other things, (i) construe and interpret the Plan and apply its provisions; (ii) promulgate, amend, and rescind rules and regulations relating to the administration of the Plan; (iii) delegate its authority to one or more persons who is an officer of the Company within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder with respect to SARs that do not involve “insiders” within the meaning of Section 16 of the Exchange Act; (iv) determine when SARs are to be granted under the Plan and the applicable grant date; (v) prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and medium of payment and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant; (vi) amend any outstanding SARs, subject, in certain cases, to the participant’s consent; and (vii) make all other determinations which may be necessary or advisable for the administration of the Plan.

Eligible Participants

SARS may be granted only to persons who are Service Providers, and those persons whom the Committee determines are reasonably expected to become Service Providers following the grant date. The Committee may from time to time designate those Service Providers, if any, to be granted SARs under the Plan, the number of SARs which will be granted to each such person, and any other terms or conditions relating to SARs as it may deem appropriate to the extent consistent with the provisions of the Plan. A participant who has been granted a SAR may, if otherwise eligible, be granted additional incentive awards at any time.

Grant. The Committee may grant SARs to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR.

General Provisions. The terms and conditions of each SAR will be evidenced by a SAR agreement. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The term of the SAR will be determined by the Committee but may not be greater than ten years from the date of grant.

Exercise. SARs are exercisable subject to such terms and conditions as the Committee may specify in the SAR agreement for the SAR. A SAR may be exercised by the delivery of a signed written notice of exercise to the Company, which must be received and accepted by the Company as of a date set by the Company in advance of the effective date of the proposed exercise. The notice must set forth the number of SARs being exercised, together with any additional documents the Company may require.

Settlement. Upon exercise of a SAR, the Grantee will receive an amount equal to the Spread. The Spread, less applicable withholdings, will be payable only in cash. In no event may any SAR be settled in any manner other than by delivery of a cash payment from the Company.

Form of SAR Agreement

Each participant to whom a SAR is granted will be required to enter into a SAR agreement with the Company, in such a form as is provided by the Committee. The SAR agreement will contain specific terms as determined by the Committee, in its discretion, with respect to the participant’s particular SAR. Such terms need not be uniform among all participants or any similarly situated participants. The SAR agreement may include, without limitation, vesting, forfeiture and other provisions particular to the particular participant’s SAR, as well as, for example, provisions to the effect that the participant must abide by all the terms and conditions of the Plan and such other terms and conditions as may be imposed by the Committee. A SAR will include such terms and conditions as are determined by the Committee, in its discretion, to be appropriate with respect to any participant.

The Committee may specify in a SAR agreement that the participant’s rights, payments, and benefits with respect to a SAR will be subject to forfeiture upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of the incentive award. Such events may include, but are not limited to, termination with cause or other conduct by the participant that is detrimental to the business or reputation of the Company.

Termination of Employment

Unless otherwise expressly provided in the participant’s SAR agreement, if the participant’s employment is terminated for any reason other than due to cause, death or disability, any non-vested portion of any outstanding SAR at the time of such termination will automatically expire and terminate and no further vesting will occur after the termination date. In such event, except as otherwise expressly provided in the SAR agreement, the participant will be entitled to exercise such participant’s rights only with respect to the portion of the SAR that was vested as of the termination date for a period that will end on the earlier of (i) the expiration date set forth in the SAR agreement or (ii) ninety days after the date of termination.

Termination for Cause

Unless otherwise expressly provided in the participant’s SAR agreement, in the event of the termination of a participant’s employment for cause, all vested and non-vested SARs granted to such participant will immediately expire, and will not be exercisable to any extent.

Disability or Death

Unless otherwise expressly provided in the participant’s SAR agreement, upon termination of employment as a result of the participant’s disability or death, (i) any non-vested portion of any outstanding SAR will immediately terminate upon termination and no further vesting will occur, and (ii) any vested SAR will expire on the earlier of either (A) the expiration date set forth in the SAR agreement or (B) 12 months following the participant’s termination of employment.

Continuation

Subject to the conditions and limitations of the Plan and applicable law, in the event that a participant ceases to be an employee, outside director or consultant, as applicable, for whatever reason, the Committee and participant may mutually agree with respect to any outstanding SAR then held by the participant (i) for an acceleration or other adjustment in any vesting schedule applicable to the SAR award; (ii) for a continuation of the exercise period following termination for a longer period than is otherwise provided under such SAR; or (iii) to any other change in the terms and conditions of the SAR. In the event of any such change to an outstanding SAR, a written amendment to the participant’s SAR agreement will be required. No amendment to a participant’s SAR will be made to the extent compensation payable pursuant thereto as a result of such amendment would be considered deferred compensation that is not excepted from taxation or penalties under Code Section 409A, unless otherwise determined by the Committee.

SARs granted under the Plan are not transferable other than to a designated beneficiary upon the Participant’s death or by will or the laws of descent and distribution.

Change in Control

Unless otherwise provided in a SAR Agreement, notwithstanding any contrary provision in the Plan, in the event of a Change in Control (as defined in the Plan), all outstanding SARs will become 100% vested and immediately and fully exercisable.

Amendment

The Board at any time, and from time to time, may amend or terminate the Plan. The Committee at any time, and from time to time, may amend the terms of any one or more SAR agreements, except that the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any SAR unless the participant consents in writing.

As of March 24, 2021, there were 127,629 SARs previously issued under the 2020 Plan.

Director Compensation

We believe that a combination of cash and equity compensation is appropriate to attract and retain the individuals we desire to serve on our Board of Directors. Our cash compensation policies are designed to encourage frequent and active interaction between directors and our executives both during and between formal meetings as well as compensate our directors for their time and effort. Further, we believe it is important to align the long-term interests of our non-employee directors (i.e., directors who are not employed by us as officers or employees) with those of the Company and its stockholders, and that awarding equity compensation to, and thereby increasing ownership of our common stock by, our non-employee directors is an appropriate means to achieve this alignment. Directors who are also employees of our company do not receive compensation for their service on our Board of Directors.

Under our director compensation program for 2020, each non-employee director received annual compensation of $18,500, 2,500 shares of restricted common stock, which is fully vested, and an option to purchase 25,000 shares of our common stock, which is also fully vested. Such grants were fully vested because the directors agreed to defer the payment of their cash compensation for the first two quarters of 2020 as a cash saving measure. In addition, the Chairperson of the Audit Committee received a $2,500 annual retainer in cash. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee periodically evaluates our director compensation program and determines whether any changes should be recommended to the Board. In that regard, under our director compensation program for 2021, each non-employee director will receive a quarterly cash payment of $2,500, and received a stock option to purchase 50,000 shares of our common stock, which option will vest ratably each month through December 31, 2021 (26,000 of such shares will only be exercisable upon approval by the Company’s stockholders at the annual meeting of the Company’s stockholders of an increase in the aggregate number of shares of the Company’s common stock that may be issued or issuable under the Plan).

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2020 for their services as directors of the Company. The compensation of Mr. Ruport, who serves as a director and serves as our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)	Option Awards ($)(6)	Total ($)
John Rice (1)	9,500	2,243	54,366	66,109
Salvatore Battinelli(2)	18,500	6,725	54,366	79,591
Dennis Duitch(3)	21,000	6,725	54,366	82,091
Frank Garofalo(4)	4,500	-	-	4,500
Kent Summers(5)	18,500	6,725	54,366	79,591

(1)	The fees shown were paid to Mr. Rice for services as a non-employee director from May 1, 2020 through December 31, 2020. On July 31, 2020, the Company issued 834 shares of the Company’s common stock to Mr. Rice, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares immediately vested. Such shares were valued at $2,243 or $2.69 per share. Also on July 31, 2020, the Company granted Mr. Rice an option to purchase up to 25,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.69 per share, is fully vested, and had a grant date fair value of $54,366. The compensation of Mr. Rice for the period January 1, 2020 through April 30, 2020, during which time he served as President and Chief Executive officer in addition to his service as a director, is described in the Summary Compensation Table of Executive Officers.
(2)	The fees shown were paid to Mr. Battinelli for services as a director. On July 31, 2020, the Company issued 2,500 shares of the Company’s common stock to Mr. Battinelli, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares immediately vested. Such shares were valued at $6,725 or $2.69 per share. Also on July 31, 2020, the Company granted Mr. Battinelli an option to purchase up to 25,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.69 per share, is fully vested, and had a grant date fair value of $54,366.
(3)	The fees shown were paid to Mr. Duitch for services as a director, including $2,500 as a retainer for serving as the Chairman of the Audit Committee. On July 31, 2020, the Company issued 2,500 shares of the Company’s common stock to Mr. Duitch, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares immediately vested. Such shares were valued at $6,725 or $2.69 per share. Also on July 31, 2020, the Company granted Mr. Duitch an option to purchase up to 25,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.69 per share, is fully vested, and had a grant date fair value of $54,366.
(4)	The fees shown were paid to Mr. Garofalo for services as a director. Mr. Garofalo resigned from the Board of Directors on February 19, 2020.
(5)	The fees shown were paid to Mr. Summers for services as a director. On July 31, 2020, the Company issued 2,500 shares of the Company’s common stock to Mr. Summers, pursuant to the Company’s 2013 Equity Incentive Plan, in connection with his service as a director, with such shares immediately vested. Such shares were valued at $6,725 or $2.69 per share. Also on July 31, 2020, the Company granted Mr. Summers an option to purchase up to 25,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.69 per share, is fully vested, and had a grant date fair value of $54,366.
(6)	These columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2021 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 8,302,098 shares of our common stock outstanding on March 24, 2021. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of March 24, 2021 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

As of March 24, 2021, there are no 5% or greater beneficial holders of our common shares. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
John Rice(1)	91,905		1.11%
Mark K Ruport(2)	116,494		1.40%
Ronald Fisher(3)	18,637	*
Darren Beckett(4)	30,545	*
Salvatore Battinelli(5)	51,877	*
Dennis Duitch(6)	46,249	*
Kent J. Summers(7)	45,500	*
All executive officers and directors as a group (8 persons)(8)	419,581		5.05%

*Less than 1%.

(1)	Includes 4,000 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options.
(2)

Includes (a) 13,406 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options; (b) 6,166 shares that may be acquired now or within 60 days of March 24, 2021 pursuant to the conversion of the shares of the Company’s Series E Preferred Stock; and (c) 4,855 shares that may be acquired now or within 60 days of March 24, 2021 upon exercise of outstanding Class A Warrants.

(3)	Includes 1,655 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options.
(4)	Includes 1,944 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options.
(5)	Includes (a) 4,000 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options, (b) 3,127 shares that may be acquired now or within 60 days of March 24, 2021 pursuant to the conversion of shares of the Company’s Series E Preferred Stock, and (c) 2,428 shares that may be acquired now or within 60 days of March 24, 2021 upon exercise of outstanding Class A Warrants.
(6)	Includes 4,000 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options.
(7)	Includes 4,000 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options.
(8)	Includes 34,463 shares that may be acquired now or within 60 days of March 24, 2021 upon the exercise of outstanding stock options and 9,293 shares that may be acquired now or within 60 days of March 24, 2021 pursuant to the conversion of the shares of the Company’s Series E Preferred Stock.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2020.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2013 Equity Incentive Plan(1)	713,010	$5.15	152,753
Equity compensation plans not approved by security holders(2)	-	$2.61	-

(1) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company on October 10, 2013. Pursuant to the 2013 Equity Incentive Plan, the Company is authorized to grant “incentive stock options” and “non-qualified stock options”, grant or sell common stock subject to restrictions or without restrictions, and grant stock appreciation rights to employees, officers, directors, consultants and advisers of the Company and its subsidiaries. Incentive stock options granted under the 2013 Equity Incentive Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code (the “Code”). Non-qualified stock options granted under the 2013 Equity Incentive Plan are not intended to qualify as incentive stock options under the Code. As of December 31, 2020, the Company issued an aggregate of 74,237 shares of the Company’s common stock, as well as options to purchase up to 713,010 shares of the Company’s common stock, some of which are subject to vesting restrictions, pursuant to the Company’s 2013 Equity Incentive Plan. On June 15, 2020, an amendment to our 2013 Equity Incentive Plan was approved by holders of at least a majority of the issued and outstanding shares of common stock of the Company, to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 890,000.

(2) On June 23, 2020, our Board of Directors adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. As of December 31, 2020, the Company issued an aggregate of 127,679 SARs pursuant to the Plan.

Other Equity Compensation

We have entered into various engagement and placement agent agreements with Dawson James Securities, Inc. (“Dawson”) for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in April 2018 to purchase up to 14,000 shares of common stock at an exercise price of $14.70 per share and a Unit Purchase Option issued in June 2018 to acquire up to 19,120 Units, at an exercise price of $12.50 per Unit, consisting of 19,120 shares of common stock and warrants to purchase up to 5,736 shares of common stock at an exercise price of $10.80. In connection with our January 27, 2020 private placement of equity securities, we issued Dawson James a warrant to purchase up to 17,004 shares of common stock at an initial exercise price of $11.30. During 2020, we issued Dawson James additional warrants to purchase up to 21,870 shares of common stock at an exercise price of $11.70 per share in connection with the exercise of Series D Preferred Warrants by certain institutional investors,

On January 8, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in January 2021 to purchase up to 146,943 shares of common stock at an exercise price of $3.75 per share.

On August 5, 2019 we entered into an agreement with MHZCI, LLC to provide investor relations services to the Company. Pursuant to the terms of the agreement, as partial compensation for services to be rendered 5,000 shares of common stock of the Company were issued to MHZCI, LLC as follows (1) 2,500 shares on or before the 10th day following the Effective Date of the agreement, and (2) 2,500 shares on or before the 10th day following the six-month anniversary of the agreement, if the agreement is still then in effect. Accordingly, on August 15, 2019 the Company issued 2,500 shares of common stock to MHZCI, LLC, and on February 14, 2020 the Company issued an additional 2,500 shares of common stock to MHZCI, LLC.

On November 18, 2019, we entered into a six-month consulting agreement with Iron Dome Ventures, LLC to provide certain investor relations related services to the Company. Pursuant to the terms of the agreement, as partial compensation for services to be rendered we agreed to issue to Iron Dome Ventures LLC each month, beginning on the Effective Date, and subsequently on the 18th of each month during the first three months of the agreement, a warrant to purchase 833 shares of the Company’s common stock at an exercise price of $0.10. Effective November 18, 2020, we entered into a new six-month contract with Iron Dome Ventures, LLC in which we granted 13,500 Stock Appreciation Rights, payable in cash only, with an exercise price of $2.47 per share.

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

Transactions with Directors and Officers

We have entered into an “at will” employment agreement, effective as of July 1, 2019, with Frank Orzechowski under which he was engaged to serve as our Chief Financial Officer, Treasurer, Principal Accounting Officer and Corporate Secretary of the Company. Under Mr. Orzechowski’s employment agreement, he was entitled to receive an annual base salary of $135,000, which was increased to $155,000 effective March 1, 2020, and which was increased to $180,000 on January 1, 2021. Pursuant to the employment agreement, Mr. Orzechowski was granted (1) a stock option to purchase up to 250 shares of common stock of the Company, at an exercise price equal to $14.00 per share, which was the closing market price of the Company’s common stock on July 1, 2019 (i.e., the Effective Date), and (2) to purchase up to 6,000 shares of common stock of the Company, with an exercise price of $14.00, and will vest and become exercisable as follows: 387 shares vested and became exercisable on the one-year anniversary of the Effective Date, 900 shares will vest and become exercisable on the second-year anniversary of the Effective Date, 1,413 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 3,300 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Mr. Orzechowski remains an employee of the Company through such vesting dates. Further, Mr. Orzechowski is eligible to participate in the Company’s 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

On January 27, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors (Mark K. Ruport, Salvatore Battinelli and Frank Garofalo, a former director) and Carl Schwartz, who was the Company’s largest shareholder. Pursuant to the SPA, the Company issued and sold 333.33 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), and Class A Warrants to purchase 48,544 shares of the Company’s Common Stock (the “Common Warrants”) for a total gross purchase price of $500,000. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock (61,651 shares of common stock including the “make-whole dividend), and the Class A Warrants have an initial exercise price of $11.30 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by Haynie & Company for professional services rendered with respect to the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees	$73,500	$71,300
Audit Related Fees	23,300	34,600
Tax Fees	2,500	2,500
	$99,300	$108,400

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Sigma Labs, Inc. paid for professional services for the audit of our financial statements included in our Form 10-K and review of the interim financial statements included in quarterly reports, and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

Our Board of Directors established an Audit Committee written charter in February 2017. The Audit Committee’s pre-approval policies and procedures and other protocols are discussed in its written charter which can be found at www.sigmalabsinc.com under the tab “Investors.”

Auditor Independence

In our fiscal year ended December 31, 2020, there were no professional services provided, other than those listed above, that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

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

Exhibit Number	Description
1.1	Underwriting Agreement, dated January 8, 2021, by and among Sigma Labs, Inc. and H.C. Wainwright & Co., LLC, as the representative for the underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended .**
3.2	Certificate of Correction to Amended and Restated Articles of Incorporation, as filed with the Nevada Secretary of State on May 25, 2011 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 1, 2011, and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.3 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).
3.4	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 21, 2016, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.6	Certificate of Change Pursuant to NRS 78.209. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 28, 2020, and incorporated herein by reference).
3.7	Certificate of Designation of Rights, Preference and Privileges of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 21, 2017, and incorporated herein by reference).
3.8	Certificate of Designation of Rights, Preference and Privileges of Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
3.9	Certificate of Designation of Rights, Preference and Privileges of Series C Convertible Preferred Stock of Sigma Labs, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
3.10	Certificate of Designations (Series D Convertible Preferred Stock) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2020 and incorporated herein by reference).
3.11	Certificate of Designations (Series E Convertible Preferred Stock) (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 30, 2020 and incorporated herein by reference).
3.12	Amended and Restated Bylaws of the Company, as amended.**
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Description of Securities. **
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2	Form of Nonqualified Stock Option Agreement for the Plan (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference
10.3	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.4	Form of Restricted Stock Agreement for the Plan (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.5	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.6	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.7	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.8	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.9	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.10	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2018, for the period ended September 30, 2018, and incorporated herein by reference).*
10.11	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
10.12	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *
10.13	Sigma Labs, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 19, 2020 and incorporated herein by reference). *
10.14

Employment letter agreement, effective as of December 3, 2020, between the Company and Mark Ruport (filed by the Company as Exhibit 10.15 to the Company’s Form 10-K, filed on March 24, 2020, and incorporated herein by reference).*

10.15	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.16	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.17	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.18	Private Placement Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.19	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
10.20	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.21	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.22	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.23	Form of Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).

23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGMA LABS, INC.

March 24, 2021	By:	/s/ Mark K. Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

March 24, 2021	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Ruport	President and Chief Executive Officer	March 24, 2021
Mark K. Ruport	(Principal Executive Officer) and Director

/s/ Frank Orzechowski	Chief Financial Officer	March 24, 2021
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ John Rice	Chairman, Director	March 24, 2021
John Rice

/s/ Salvatore Battinelli	Director	March 24, 2021
Salvatore Battinelli

/s/ Dennis Duitch	Director	March 24, 2021
Dennis Duitch

/s/ Kent Summers	Director	March 24, 2021
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sigma Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigma Labs, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Multiple Deliverables in Revenue Contracts

Description of the Matter:

As discussed in Note 1 to the financial statements, Sigma Labs, Inc.’s revenue is derived primarily from the sale of software, the related hardware suite, and engineering services. The Company’s contracts with customers typically include the promise to transfer multiple goods and/or services to the customer. Management must assess whether each promised good or service is distinct for the purpose of identifying the performance obligations within the contract and must then determine and allocate the transaction price to the performance obligations. This assessment can be subjective and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable and distinct from the other aspects of the contractual relationship.

Auditing management’s assessment and recognition of revenue can be complex, involves judgment, and is based on a thorough understanding of the Company’s offerings.

How we Addressed the Matter in Our Audit:

We obtained a thorough understanding of the controls the Company has in place to perform this assessment including walk-throughs of the key controls and analysis of whether the controls are designed and operating effectively. To evaluate Sigma Labs Inc.’s assessment of performance obligations and allocation of price, our audit procedures included, among others, reading and evaluating management’s assumptions used to determine the distinct performance obligations and price allocations. We compared the stand-alone price for each performance obligation to the allocated prices to ensure the allocation was reasonable. We also obtained confirmations from customers verifying the terms of the contracts.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 24, 2021

We have served as the Company’s auditor since 2018.

Sigma Labs, Inc.

Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$3,700,814	$86,919
Accounts Receivable, net	331,562	55,540
Inventory	659,651	598,718
Prepaid Assets	90,735	199,727
Total Current Assets	4,782,762	940,904

Other Assets:
Property and Equipment, net	138,626	128,723
Intangible Assets, net	753,122	569,341
Investment in Joint Venture	-	500
Long-Term Prepaid Asset	26,000	52,000
Total Other Assets	917,748	750,564

TOTAL ASSETS	$5,700,510	$1,691,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$128,937	$727,114
Note Payable	-	50,000
Deferred Revenue	77,957	139,447
Accrued Expenses	243,815	122,658
Total Current Liabilities	450,709	1,039,219

Long-Term Liabilities
Stock Appreciation Rights	48,341	-
CARES Act Deferred Payroll Taxes	37,728	-
Total Long-Term Liabilities	86,069	-

TOTAL LIABILITIES	536,778	1,039,219

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 715 and 0 issued and outstanding, respectively	1	-
Common Stock, $0.001 par; 12,000,000 authorized; 5,995,320 and 1,403,759 issued and outstanding, respectively	5,995	1,404
Additional Paid-In Capital	38,262,744	26,746,439
Accumulated Deficit	(33,105,008)	(26,095,594)
Total Stockholders’ Equity	5,163,732	652,249

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,700,510	$1,691,468

See accompanying notes to financial statements

Sigma Labs, Inc.

Statements of Operations

	Years Ended
	December 31, 2020	December 31, 2019
REVENUES	$807,488	$402,446

COST OF REVENUE	591,957	574,301

GROSS PROFIT (LOSS)	215,531	(171,855)

EXPENSES:
Salaries & Benefits	2,622,162	2,354,329
Stock-Based Compensation	596,842	497,240
Operating R&D Costs	351,404	647,994
Investor & Public Relations	434,852	417,750
Organizational Costs	425,847	530,958
Legal & Professional Service Fees	676,142	664,403
Office Expenses	416,580	747,881
Depreciation & Amortization	105,175	192,569
Other Operating Expenses	285,295	158,706
Total Operating Expenses	5,914,299	6,211,830

LOSS FROM OPERATIONS	(5,698,768)	(6,383,685)

OTHER INCOME (EXPENSE)
Interest Income	1,058	18,760
State Incentives	151,657	51,877
Bad Debt Expense	-	(2,500)
Exchange Rate Gain (Loss)	(1,677)	(4,879)
Other Income	361,700	8,263
Interest Expense	(13,908)	(8,685)
Loss on Dissolution of Joint Venture	(201)	-
Total Other Income (Expense)	498,629	62,836

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,200,139)	(6,320,849)

Provision for Income Taxes	-	-

Net Loss	$(5,200,139)	$(6,320,849)

Preferred Dividends	1,809,275	-

Net Loss applicable to Common Stockholders	$(7,009,414)	$(6,320,849)

Net Loss per Common Share - Basic and Diluted	$(1.83)	$(5.37)

Weighted Average Number of Shares Outstanding - Basic and Diluted	3,829,716	1,176,278

See accompanying notes to financial statements

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Years Ended December 31, 2020 and 2019

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2018	-	$-	877,663	$878	$21,509,306	$(19,774,745)	$1,735,439
							-
Shares and Warrants Issued in Public Offering	-	-	447,580	447	4,465,674	-	4,466,121
Shares Issued for Exercise of Warrants	-	-	7,023	7	75,841	-	75,848
UPO Proceeds in Public Offering					100		100
Shares Issued for Cashless Exchange of UPO’s	-	-	8,843	9	(9)	-	-
Shares Sold in Private Placement	-	-	40,000	40	514,960	-	515,000
Shares Issued to Directors for Services	-	-	20,000	20	299,980	-	300,000
Securities Issued for Third Party Services	-	-	2,500	3	32,676	-	32,679
Securities Awarded to Employees	-	-	150	-	497,240	-	497,240
Offering Costs	-	-	-	-	(649,329)	-	(649,329)
Net Loss	-	-	-	-	-	(6,320,849)	(6,320,849)
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Public Offering	1,973	2	-	-	2,099,998	-	2,100,000
Preferred Stock Dividends	-	-	774,940	775	1,808,500	(1,809,275)	-
Common Shares Issued for Conversion of Preferred Shares	(7,404)	(7)	3,272,048	3,272	(3,265)	-	-
Common Shares Issued for Conversion of Series D Prefunded Warrants	-	-	22,438	22	(22)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	6,146	6	-	-	5,992,344	-	5,992,350
Securities Issued to Directors for Services	-	-	8,334	8	239,875	-	239,883
Securities Issued for Third Party Services	-	-	6,000	6	102,769	-	102,775
Securities Awarded to Employees	-	-	11,517	12	596,830	-	596,842
Offering Costs	-	-	-	-	(820,228)	-	(820,228)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-
Net Loss	-	-	-	-	-	(5,200,139)	(5,200,139)
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

See accompanying notes to financial statements

Sigma Labs, Inc. and Subsidiaries

Statements of Cash Flows

	Years Ended
	December 31, 2020	December 31, 2019
OPERATING ACTIVITIES
Net Loss	$(5,200,139)	$(6,320,849)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	105,175	192,569
Stock Based Compensation - Employees	596,842	497,240
Stock Based Compensation - Third Party Services	102,775	32,679
Stock Based Compensation - Directors	239,883	300,000
Change in assets and liabilities:
Accounts Receivable	(276,022)	(16,740)
Inventory	(60,932)	(358,632)
Prepaid Assets	134,991	(184,472)
Accounts Payable	(598,177)	509,626
Deferred Revenue	(61,490)	87,949
Accrued Expenses	121,157	(254,175)
Long-term portion of Stock Appreciation Rights	48,341	-
Long Term portion of Deferred Payroll Taxes under the CARES Act	37,728	-
NET CASH USED IN OPERATING ACTIVITIES	(4,809,868)	(5,514,805)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(88,074)	(33,487)
Purchase of Intangible Assets	(210,785)	(174,224)
Payment Received from Notes Receivable	-	121,913
Dissolution of Joint Venture	500	-
NET CASH USED IN INVESTING ACTIVITIES	(298,359)	(85,798)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	3,600,000	4,981,221
Less Offering Costs	(820,228)	(649,329)
Payment of Note Payable	(50,000)	-
Proceeds from Exercise of Warrants	5,992,350	75,848
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,722,122	4,407,740

NET CHANGE IN CASH FOR PERIOD	3,613,895	(1,192,863)

CASH AT BEGINNING OF PERIOD	86,919	1,279,782

CASH AT END OF PERIOD	$3,700,814	$86,919

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$1,809,275	$-
Disclosure of Cash Received for:
Issuance of Preferred Stock for Exercise of Preferred Warrants	$5,992,350	$-
Other noncash operating activities disclosure:
Issuance of Securities for services	$342,657	$335,679
Disclosure of cash paid for:
Interest	$13,908	$5,069
Income Taxes	$-	$-

See accompanying notes to financial statements

SIGMA LABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2020 and 2019 and for the periods then ended have been made.

Continuing Operations – The Company has sustained losses and had negative cash flows from operating activities since its inception. Commencing in 2017, the company committed itself to a focused initiative to transition its product and its company culture from research and development into an enterprise with a commercial industrial product and a business-oriented operation culture.

In 2020, the Company relied on both public and private offerings to finance the commencement of commercialization by entering test and evaluation programs with large potential customers, both end-users and OEMs. In January 2020, we completed two private placements consisting of shares of our newly created Series D and Series E Preferred Stock, warrants to purchase additional shares of Series D Preferred Stock and warrants to purchase shares of our Common Stock resulting in net cash proceeds to us of approximately $1,711,124. On March 27, 2020, pursuant to the terms of the Agreement, we forced the exercise of a portion of the warrants to purchase our Series D Preferred Stock which resulted in net cash proceeds to the Company of $460,000. On April 6, 2020, the Company closed an offering of equity securities in which the Company sold and issued to certain institutional investors (a) 493,027 shares of the Company’s common stock (the “Common Shares”) and pre-funded warrants (the “Pre-funded Warrants”) to purchase up to 22,438 shares of the Company’s common stock, and (b) Series A Warrants (the “Private Warrants”) to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement resulting in net proceeds of approximately $1,230,000. On April 14, 2020 we were granted a loan from BOKF, NA dba Bank of Oklahoma in the aggregate amount of $361,700, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. The Company used the entire loan proceeds to fund payroll expenses, and as such, the loan was forgiven in full on January 13, 2021. During 2020, 6,146 Series D Preferred Warrants were exercised by institutional investors, resulting in net proceeds to the company of 5,820,998. In January 2021, the Company closed a public offering of our common stock resulting in net proceeds of approximately $4,532,444 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

The continuing operations of the Company are no longer solely dependent upon financing the cost of product development in the absence of revenues, but rather upon our abilities to finance our efforts to successfully ramp up commercialization, thus earning the product validation of both customer licensing and purchases and creating a dynamic in which public and private offerings facilitate the growth of revenues.

As a result, the Company currently has sufficient cash and working capital to fund operations through the end of 2021 and is anticipating that contracts may be closed during fiscal 2021 generating additional cash flow in the near-term. In addition, the Company has access to public and private markets from which to derive additional financing to sustain operations beyond that term, if required; however, the Company is unable to predict the extent to which the novel coronavirus may affect the financial markets and the Company’s access to such markets. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2020 and 2019, the Company had the following common shares underlying these instruments:

	Year Ended December 31,
	2020	2019
Warrants	1,881,429	363,728
Preferred Stock Warrants	4,748	-
Stock Options	713,010	180,903
Preferred Stock	243,024	-
Convertible Note Payable	-	2,500

Total Underlying Common Shares	2,842,211	547,131

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2020 and 2019 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2020 and 2019, the Company recognized no interest and penalties. All tax years starting with 2017 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2020 or 2019.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No patents were written off in 2020, and $23,909 of patents related to PrintRite3D® Contour were written off in December of 2019.

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

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2020 and 2019 were $351,404 and $647,994, respectively.

NOTE 2 - Inventory

At December 31, 2020 and December 31, 2019, the Company’s inventory was comprised of:

	December 31 2020	December 31, 2019
Raw Materials	$309,305	$173,102
Work in Process	175,884	92,493
Finished Goods	174,462	333,123
Total Inventory	$659,651	$598,718

NOTE 3 – Property and Equipment

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Property and Equipment	$1,196,450	$1,108,375
Less: Accumulated Depreciation	(1,057,824)	(979,652)
Net Property and Equipment	$138,626	$128,723

Depreciation expense on property and equipment was $78,172 and $182,708 for the years ended December 31, 2020 and 2019, respectively.

NOTE 4 – Intangible Assets

The Company’s intangible assets consist of Patents and Patent Pending Applications.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2020, $70,175 of costs related to patents issued to us during 2020 were reclassified from provisional patent application to patent status and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2020 and 2019, respectively:

	Year Ended December 31,
	2020	2019
Provisional Patent Applications	$585,152	$448,714
Patents	209,110	138,936
Less: Accumulated Amortization	(41,140)	(18,309)

Net Intangible Assets	$753,122	$569,341

Amortization expense on intangible assets was $27,003 and $9,861 for the years ended December 31, 2020 and 2019, respectively.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2021	$12,301
2022	12,301
2023	12,301
2024	12,301
Thereafter	118,766

$167,970

NOTE 5 - Notes Payable

On January 31, 2020, the Company paid off its Secured Convertible Promissory Note in full in the amount of $56,458, including accrued interest of $1,458 and a late fee penalty of $5,000.

NOTE 6 – Paycheck Protection Plan Loan

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

As of December 31, 2020, the Company has used the entire loan proceeds to fund its payroll expenses. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, the Company has recognized the entire loan amount as Other Income at December 31, 2020.

In January 2021, the Company received notice from the lender that the entire amount of the loan had been forgiven.

NOTE 7 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At December 31, 2020 the total amount of such deferral was $75,455. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.

NOTE 8 – Stockholders’ Equity

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

On April 6, 2020, the Company closed a public offering of equity securities in which it issued 493,027 shares of common stock and pre-funded warrants to purchase up to 22,438 shares of the Company’s common stock. The Company also issued Series A Warrants to purchase an aggregate of 515,465 shares of the Company’s common stock pursuant to a private placement. In connection with this offering, the Company issued Dawson James Securities, Inc., its Placement Agent, a warrant to purchase an aggregate of 41,237 shares of the Company’s Common Stock (which amount is based on the number of Common Shares and shares underlying the Pre-Funded Warrants) at an exercise price of $3.64 per share. Net proceeds to the Company after deducting offering expenses were approximately $1,230,000. On December 4, 2020, the Company issued 22,438 shares of common stock for the exercise of the pre-funded warrants.

In the twelve months ended December 31, 2020, the Company issued 3,272,048 shares of common stock in exchange for the conversion of 7,404 shares of Series D Convertible Preferred stock, and 774,940 shares of common stock as in-kind payment of preferred stock dividends.

In the twelve months ended December 31, 2020, the Company issued 25,851 shares of common stock for services.

In January 2019, the Company issued 20,000 shares of common stock to directors valued at $15.00 per share, or $300,000, with such shares vesting ratably over four quarterly installments.

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

Deferred Compensation

In 2020 and 2019, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During 2020 and 2019, $77,187 and $303,000, respectively, of the unvested compensation cost related to these issues was recognized.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 715 and 0 shares of preferred stock were issued and outstanding at December 31, 2020 and 2019, respectively.

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

At December 31, 2020 there were 382 shares of Series D Convertible Preferred stock outstanding, which if converted as of December 31, 2020, including the make-whole dividends, would have resulted in the issuance of 181,374 shares of common stock.

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

At December 31, 2020, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of December 31, 2020, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Stock Options

On June 15, 2020, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 650,000 shares of our common stock to a total of 890,000 shares. As of December 31, 2020, there were 152,753 shares available for issuance under the 2013 Plan.

During 2020, the Company granted a total of 579,998 options to 19 employees, 4 directors, and 5 consultants with vesting periods ranging from immediately upon issue to three years beginning May 1, 2020. In 2020, 294,373 options vested and $854,217 of compensation cost was recognized during the year. As of December 31, 2020, there were options to purchase 663,010 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 349,642 shares of common stock. No options were exercised during the year ended December 31, 2020.

During 2019, the Company granted a total of 100,326 options to 22 employees and 2 consultants with vesting periods ranging from immediately upon issue to 4 years beginning January 1, 2019. In 2019, 38,143 options vested and $494,240 of compensation cost was recognized during the year. As of December 31, 2019, there were options to purchase 180,903 shares issued and outstanding under the 2013 Plan. Of this amount, there are vested options exercisable for 88,163 shares of common stock. No options were exercised during the year ended December 31, 2019.

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

Total share-based compensation expense included in the statements of operations for the years ended December 31, 2020 and 2019 is $596,842, of which $573,232 is related to stock options, and $497,240, of which $ 494,740 is related to stock options, respectively. There was no capitalized share-based compensation cost as of December 31, 2020 and 2019, and there were no recognized tax benefits during the years ended December 31, 2020 and 2019.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2020 and 2019:

Assumptions:

	2020	2019
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.19-0.50%	1.42-2.53%
Expected volatility	116.0 – 117.0%	105.2-112.1%
Expected life (in years)	5	5-10

Option activity for the year ended December 31, 2020 and 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2018	82,629	2.49	6.47	60,090
Granted	100,333	1.25	4.79	-
Exercised	-	-	-	-
Forfeited or cancelled	(2,050)	1.68	-	-
Options outstanding at December 31, 2019	180,912	1.81	5.09	25,988
Granted	579,998	2.55	4.57	477,802
Exercised	-	-	-	-
Forfeited or cancelled	(47,900)	22.62	-	-
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Options expected to vest in the future as of December 31, 2020	363,368	3.92	4.53	-
Options exercisable at December 31, 2020	349,642	6.43	4.27	-
Options vested, exercisable, and options expected to vest at December 31, 2020	713,010	5.15	4.40	477,802

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.38 closing price of our Common Stock on December 31, 2020. All of the 2020 option grants have an exercise price currently below $3.38.

At December 31, 2020, there was $1,029,056 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.90 years.

Stock Appreciation Rights

On June 23, 2020, the board of directors (the “Board”) of the Company adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

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

On June 23, 2020, the Company granted, pursuant to the Plan, (i) 60,094 SARs to its President and Chief Executive Officer, (ii) 12,019 SARs to its Vice President of Business Development, (iii) 24,038 SARs to its Chief Technology Officer, and (iv) 18,028 SARs to its Chief Financial Officer. The exercise price of each such SAR is $2.63, which was the closing price of the Company’s common stock on the date of grant. Such SARs expire on the fifth anniversary of the grant date and may be settled only in cash. Additionally, each such SAR will vest and become exercisable in three equal (as closely as possible) installments on each of the first, second and third anniversaries of the grant date, subject, in each case, to the applicable SAR holder being in the continuous employ of the Company on the applicable vesting date, and, in the event of a Change in Control (as defined in the Plan), will become immediately vested and exercisable as long as the applicable holder is in the Company’s employ immediately prior to the Change in Control, and will otherwise be on such other terms set forth in the form of Stock Appreciation Rights Agreement. On November 19, 2020, we granted 13,500 SARs to a consultant as partial compensation for services pursuant to the consulting agreement.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the twelve months ended December 31, 2020:

Assumptions:

2020
Dividend yield	0.00%
Risk-free interest rate	0.22%
Expected volatility	116.8%
Expected life (in years)	5

SARs activity for the twelve months ended December 31, 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)

SARs outstanding at December 31, 2019	-	-	-	-
Granted	127,679	2.61	4.52	97,919
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding December 31, 2020	127,679	2.61	4.52	97,919
SARs expected to vest in the future as of December 31, 2020	125,429	2.62	4.51	95,872
SARs exercisable at December 31, 2020	2,250	2.47	4.89	2,047
SARs vested, exercisable, and options expected to vest at December 31, 2020	127,679	2.61	4.52	97,919

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.38 closing price of our common stock on December 31, 2020. All of the 2020 SARs grants have an exercise price currently below $3.38.

At December 31, 2020, there was $216,149 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.48 years.

Warrants

At December 31, 2020, the Company had outstanding warrants to purchase a total of 1,881,429 shares of common stock. The warrants have exercise prices that range from $0.10 to $40.00, which if not exercised, will expire between February 21, 2022 and December 9, 2025.

Warrant activity for the year ended December 31, 2020 and 2019 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2018	305,060	27.50	3.86
Granted	65,690	15.60	4.39
Exercised	(7,023)	10.80	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2019	363,728	25.60	3.12
Granted	1,540,139	3.19	4.64
Exercised	(22,438)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16

In connection with its January 2020 private placement, the Company issued 6,156 warrants to purchase its Series D Preferred Stock (the Preferred Warrants”). As of December 31, 2020, there were 10 Preferred Warrants outstanding, which if exercised would result in the issuance of 10 shares of Series D Convertible Preferred Stock. The Series D Convertible Preferred stock, including make-whole dividends, was convertible into 4,748 shares of common stock on December 31, 2020.

NOTE 9 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2017 through 2019.

The Company has available at December 31, 2020, unused operating loss carryforwards of approximately $19,925,769 which may be applied against future taxable income and which expire in various years through 2040. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $4,170,100 and $3,037,800 at December 31, 2020 and 2019, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2020	2019
Deferred tax assets:
NOL carryover	$4,184,400	$3,038,600
Depreciation	(14,300)	(800)
Valuation allowance	(4,170,100)	(3,037,800)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Book Loss	$(1,472,000)	$(1,327,400)
Depreciation	13,500	19,000
Meals & Entertainment	200	167,420
Stock Compensation	177,333	1,900
Change in valuation allowance	1,280,967	1,139,080
Provision for Income Taxes	$-	$-

NOTE 10 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2020 and 2019:

	Year Ended December 31
	2020	2019
Loss from continuing Operations available to Common stockholders (numerator)	$(7,009,414)	$(6,320,849)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	3,829,716	1,176,278

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2020, the Company had outstanding 1,881,429 common warrants which could be converted to 1,881,429 shares of common stock, and 713,010 stock options exercisable for 713,010 shares of common stock, 10 Series D Preferred Warrants exercisable for 10 shares of Series D Preferred Stock, which in turn, are convertible into 4,748 shares of common stock, and 715 shares of preferred stock, which could be converted into 243,024 shares of common stock, resulting in a potential total additional 2,842,211 common stock shares outstanding in the future. At December 31, 2019, the Company had outstanding 363,728 warrants which could be converted to 363,728 shares of common stock, a $50,000 note payable convertible into 2,500 shares of common stock, and 180,903 stock options exercisable for 180,903 shares of common stock resulting in a potential total additional 547,131 common stock shares outstanding in the future.

NOTE 11 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $76,394 and $73,255 for the years ended December 31, 2020 and 2019, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2020 were $6,115. The future minimum lease payments are due during the year 2021.

NOTE 12 – Concentrations

Revenues – During the years ended December 31, 2020 and 2019, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The change in the composition of customers between the two years resulted primarily from the change of focus from sales to R&D customers to Proof-of-Concept sales to customers preparing to initiate commercial production.

Customer	2020	2019
A	22.31%	-
B	16.78%	-
C	16.72%	-
D	15.26%	-
E	10.53%	-
F	-	27.42%
G	-	21.20%
H	-	20.34%
I	-	11.83%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2020 and 2019, respectively.

Customer	2020	2019
A	45.88%	-
B	25.94%	-
C	22.62%	-
D	-	76.46%
E	-	23.54%

NOTE 13 - Joint Venture

In July 2015, we entered into a joint venture agreement with Arete Innovative Solutions LLC (“Arete”). The Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. The Company and Arete terminated the Joint Venture in 2020 and distributed the remaining cash to the former partners.

NOTE 14 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company makes a Safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The costs of matching contributions were $55,321 in 2020 and $45,080 in 2019.

NOTE 15 – Related Party Transactions

As of December 31, 2020, there are no related party transactions.

NOTE 16 – Subsequent Events

In February and March of 2021, the Company issued 454,404 shares of common stock upon the exercise of warrants with an exercise price of $2.50 per share, resulting in net cash proceeds to the Company of $1,136,010.

In March of 2021, the Company issued 119,000 shares of common stock pursuant to the conversion of 250 Series D Preferred shares.

On January 13, 2021, we were notified by our bank, BOKF, NA dba Bank of Oklahoma, that the SBA had forgiven 100% of our PPP loan of $361,700.

On January 8, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co. (the “Underwriter”), which provided for the issuance and sale by the Company in an underwritten public offering and the purchase by the Underwriter of 1,488,507 shares of the Company’s common stock, $0.001 par value per share. The offering closed on January 12, 2021.

Subject to the terms and conditions contained in the Underwriting Agreement, the shares were sold to the Underwriter at a public offering price of $3.00 per share, less underwriting discounts and commissions. The Company also granted the Underwriters a 30-day option to purchase up to 223,276 additional shares of the Company’s common stock on the same terms and conditions. The Underwriter fully exercised such option to purchase up to 223,276 additional shares of the Company’s common stock, for an aggregate of 1,711,783 shares of Common Stock. Pursuant to the Underwriting Agreement, we have also issued to the Underwriter or its designee warrants to purchase a number of shares equal to 8% of the aggregate number of shares of common stock sold in the Offering, including shares issued upon exercise of the option to purchase additional shares (the “Underwriter Warrants”). The Underwriter Warrants have a term of five years from the commencement of sales in the Offering and an exercise price of $3.75 per share. The net offering proceeds to the Company from the Offering are approximately $3,919,552 (or approximately $4,532,444 taking into account the Underwriter’s exercise of its option to purchase additional shares in full), after deducting underwriting discounts and commissions and other estimated offering expenses.

On January 8, 2021, the Company obtained a waiver (“Waiver”) from certain investors (“Investors”) with respect to certain anti-dilution adjustment provisions of a January 2020 warrant and an April 2020 warrant issued to the Investors. As consideration for the Waiver, the Company issued an additional warrant (“Warrant”) to the Investors to purchase an aggregate of 100,000 shares of common stock, each exercisable after six months for a five-year period with an exercise price equal to 115% of the closing price of the Company’s stock on the date of the waiver.

