Form 10-Q
period 2021-03-31
SIGMA LABS, INC.
filed 2021-04-22
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 20, 2021, the issuer had 10,493,598 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$16,843,201	$3,700,814
Accounts Receivable, net	388,050	331,562
Inventory	747,780	659,651
Prepaid Assets	135,453	90,735
Total Current Assets	18,114,484	4,782,762

Other Assets:
Property and Equipment, net	128,318	138,626
Intangible Assets, net	762,368	753,122
Long-Term Prepaid Asset	26,000	26,000
Total Other Assets	916,686	917,748

TOTAL ASSETS	$19,031,170	$5,700,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$280,437	$128,937
Deferred Revenue	76,417	77,957
Accrued Expenses	217,404	243,815
Derivative Liability	4,905,927	-
Total Current Liabilities	5,480,185	450,709

Long-Term Liabilities
Stock Appreciation Rights	93,525	48,341
CARES Act Deferred Payroll Taxes	37,728	37,728
Total Long-Term Liabilities	131,253	86,069
TOTAL LIABILITIES	5,611,438	536,778

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 465 and 715 issued and outstanding, respectively	1	1
Common Stock, $0.001 par; 12,000,000 shares authorized; 10,493,598 and 5,995,320 issued and outstanding, respectively	10,494	5,995
Additional Paid-In Capital	47,225,812	38,262,744
Accumulated Deficit	(33,816,575)	(33,105,008)
Total Stockholders’ Equity	13,419,732	5,163,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,031,170	$5,700,510

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

REVENUES	$458,140	$221,730

COST OF REVENUE	128,331	244,703

GROSS PROFIT	329,809	(22,973)

OPERATING EXPENSES:
Salaries & Benefits	847,171	652,197
Stock-Based Compensation	117,477	154,171
Operating R&D Costs	196,340	53,689
Investor & Public Relations	108,341	215,441
Organization Costs	77,616	49,444
Legal & Professional Service Fees	176,847	184,891
Office Expenses	148,225	147,747
Depreciation & Amortization	23,031	18,012
Other Operating Expenses	86,356	84,049
Total Operating Expenses	1,781,404	1,559,641

LOSS FROM OPERATIONS	(1,451,595)	(1,582,614)

OTHER INCOME (EXPENSE)
Interest Income	55	851
Gain on Derivative Liability	802,285	-
Exchange Rate Loss	(51)	(1,391)
Interest Expense	(1,353)	(431)
Total Other Income (Expense)	800,936	(971)

LOSS BEFORE PROVISION FOR INCOME TAXES	(650,659)	(1,583,585)

Provision for Income Taxes	-	-

Net Loss	$(650,659)	$(1,583,585)

Preferred Dividends	(60,908)	(315,247)

Net Loss Applicable to Common Stockholders	$(711,567)	$(1,898,832)

Net Loss per Common Share - Basic and Diluted	$(0.09)	$(1.30)

Weighted Average Number of Shares Outstanding - Basic and Diluted	7,790,121	1,463,627

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Quarters Ended March 31, 2021 and March 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Net Loss	-	-	-	-	-	(650,659)	(650,659)
Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Derivative Liability Value on Issuance date	-	-	-	-	(5,708,212)	-	(5,708,212)
Common Shares issued for Exercise of Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Preferred Stock Dividends	-	-	19,000	19	60,889	(60,908)	-
Common Shares Issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares Issued for Third Party Services	-	-	1,500	2	30,979	-	30,981
Stock Options Issued to Directors for Services	-	-	-	-	61,471	-	61,471
Stock Options Awarded to Employees	-	-	-	-	117,477	-	117,477
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)

Balances, March 31, 2021	465	$1	10,493,598	$10,494	$47,225,812	$(33,816,575)	$13,419,732

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Net Loss	-	-	-	-	-	(1,583,585)	(1,583,585)
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997	-	2,100,000
Preferred Stock Dividends	-	-	86,801	87	315,160	(315,247)	-
Common Shares issued for Conversion of Preferred Shares	(1,107)	(2)	321,517	321	(319)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	512	1	-	-	499,199	-	499,200
Securities Issued for Third Party Services	-	-	2,500	3	39,615	-	39,618
Stock Options Awarded to Employees	-	-	-	-	154,170	-	154,170
Offering Costs					(428,876)	-	(428,876)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-

Balances, March 31, 2020	1,378	$2	1,817,834	$1,818	$29,425,382	$(27,994,426)	$1,432,776

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net Loss	$(650,659)	$(1,583,585)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	23,031	18,012
Gain on Derivative Liability	(802,285)	-
Stock Based Compensation Employees	117,477	154,171
Stock Based Compensation – Third Party Services	30,981	39,618
Stock Based Compensation - Directors	61,471	-
Change in assets and liabilities:
Accounts Receivable	(56,488)	(63,885)
Inventory	(88,129)	92,915
Prepaid Assets	(44,718)	63,006
Accounts Payable	151,500	(243,000)
Deferred Revenue	(1,540)	(45,330)
Accrued Expenses	(26,411)	42,383
Long-term portion of Stock Appreciation Rights	45,184	-
NET CASH USED IN OPERATING ACTIVITIES	(1,240,586)	(1,525,696)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(5,350)	(11,474)
Purchase of Intangible Assets	(16,619)	(39,055)
NET CASH USED IN INVESTING ACTIVITIES	(21,969)	(50,529)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	14,869,899	2,100,000
Less Offering Costs	(1,600,967)	(428,876)
Payment of Note Payable	-	(50,000)
Proceeds from Exercise of Warrants	1,136,010	499,200
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,404,942	2,120,324

NET CHANGE IN CASH FOR PERIOD	13,142,387	544,099

CASH AT BEGINNING OF PERIOD	3,700,814	86,919

CASH AT END OF PERIOD	$16,843,201	$631,018

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	60,908	315,247
Other noncash operating activities disclosure:
Issuance of Securities for Services	92,452	39,618
Disclosure of cash paid for:
Interest	$1,353	$1,458
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2020 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

Fair Value of Financial Instruments - The Company applies ASC 820, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, accounts payable, and accrued liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The derivative warrant liability at March 31, 2021 results from the issuance of warrants to purchase an aggregate of 2,190,000 shares of common stock issued in a private placement which closed concurrently with a registered direct offering of our common stock on March 26, 2021. The warrants will be exercisable commencing on the date the Company obtains stockholder approval to increase its authorized common shares from 12,000,000 to 24,000,000 (“the Initial Exercise Date”) and will expire two years after the initial exercise date.

Pursuant to ASC 815-40-25-10, because the Company does not currently have sufficient authorized and unissued shares of common stock available to settle the warrants, such warrants are accounted for as a derivative liability until such time as the Company receives the foregoing stockholder approval to increase its authorized shares. The Company has called a Special Stockholders’ Meeting (“the Special Meeting”) to be held on May 24, 2021 where it will seek such approval. Upon receiving approval, the Company will reclassify the warrant liability to equity pursuant to ASC 815.40.35.8. However, there can be no guarantee that such approval will be received, and in the event that stockholder approval is not received, the Company will continue to account for the outstanding warrants as a liability. In addition, the Company will be required to call a meeting of stockholders every 75 days after the Special Meeting to seek approval of the increase in authorized shares to not be in breach of the Securities Purchase Agreement.

The fair value of the warrant liability measured on a recurring basis is as follows:

	March 31, 2021		Date of Issuance March 26, 2021
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability - Warrants	$4,905,927	Level 3	$5,708,212	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Warrants
Fair Value on Issuance Date	$5,708,212
Change in fair value	(802,285)
Fair value on March 31, 2021	$4,905,927

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2021 and 2020, the Company had the following common shares underlying these instruments:

	Three Months Ended March 31,
	2021	2020
Warrants	1,797,931	1,244,712
Preferred Stock Warrants	-	2,996,713
Stock Options	856,082	159,637
Preferred Stock	124,483	624,412
Total Underlying Common Shares	2,778,496	5,025,474

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2021 and 2020:

	Three Months Ended March 31
	2021	2020

Net Loss per Common Share - Basic and Diluted	$(0.09)	$(1.30)
Loss from continuing
Operations available to
Common stockholders (numerator)	$(711,567)	$(1,898,832)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	7,790,121	1,463,627

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

NOTE 2 – Inventory

At March 31, 2021 and December 31, 2020, the Company’s inventory was comprised of:

	March 31, 2021	December 31, 2020
Raw Materials	$328,878	$309,305
Work in Process	188,466	175,884
Finished Goods	230,436	174,462
Total Inventory	$747,780	$659,651

NOTE 3 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ends December 31, 2020. At March 31, 2021, the total amount of such deferral was $75,455. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.

NOTE 4 - Derivative Liability

On March 26, 2021, the Company issued warrants to purchase an aggregate of 2,190,000 shares of common stock to holders in a private placement concurrently with a registered direct offering of 2,190,000 shares of its common stock. The warrants entitle the holders to purchase one share of our common stock at an exercise price equal to $4.32 per share commencing on the date the Company receives stockholder approval to increase its authorized common shares from 12,000,000 to 24,000,000 (the “Initial Exercise Date”) and will expire two years from the Initial Exercise Date. The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the registered direct offering. Management also determined that the Company currently does not have sufficient authorized and unissued shares to settle the warrants, and as such required classification as a liability pursuant to ASC 815 “Derivative Instruments and Hedging”. In accordance with the accounting guidance, the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

The Company has called a Special Stockholders’ Meeting (the “Special Meeting”) for May 24, 2021, where it will seek stockholder approval to increase its authorized shares. Upon such approval, the Company will reclassify the warrant liability to equity pursuant to ASC 815-40-35-8. However, in the event that the Company does not receive stockholder approval to increase its authorized shares, the Company will continue to account for the outstanding warrants as a derivative liability and will be required to call a meeting of stockholders every 75 days after the Special Meeting to seek approval of the increase in authorized shares to not be in breach of the Securities Purchase Agreement.

The fair value of the derivative liability presented below was measured using the Black Scholes valuation model. Significant inputs into the model for the three months ended March 31, 2021 are as follows:

March 31, 2021
Dividend yield	0.00%
Risk-free interest rate	0.7%
Expected volatility	121.2% - 121.7%
Expected life (in years)	2

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

	Warrants	Fair Value
Warrant Liability	Outstanding	per Share	Fair Value
Fair Value at initial measurement date of March 26, 2021	2,190,000	$2.61	$5,708,212
(Gain) on change in Fair Value of warrant liability			(802,285)
Fair Value as of March 31, 2021	2,190,000	$2.24	$4,905,927

The Company has presented the fair value measurement as a Level 3 measurement, relying on unobservable inputs reflecting management’s assumptions. Level 3 measurements, which are not based on quoted prices in active markets, introduce a higher degree of subjectivity and may be more sensitive to fluctuations in stock prices, volatility rates and U.S. Treasury Bond rates and could have a material impact on future fair value measurements.

The Company uses the Black Scholes model, based on the adjusted historical volatility rates for fair value measurements through the date of Shareholder Approval. Management has determined the Black Scholes model to be the most reliable and least volatile determinate of the current fair value of the warrants. It is the Company’s expectation to maximize on all observable market inputs for the warrants and calibrate the model to incorporate relevant observable market data into the fair value measurement at each future measurement date, if applicable.

During the three months ended March 31, 2021, the company recognized a gain of $802,285 on the change in fair value of warrants.

NOTE 5 - Stockholders’ Equity

Common Stock

In January 2021, the Company closed a public offering of its securities in which it issued 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting underwriting commissions and other offering expenses payable by the Company. Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter or its designee warrants to purchase 136,943 shares of common stock. Such warrants have a term of five years and an exercise price of $3.75 per share.

In February 2021, the Company issued 263,200 shares of common stock pursuant to the exercise of warrants issued in our January 2020 private placement.

In March 2021, the Company issued 119,000 shares of common stock in exchange for the conversion of 250 shares of Series D Convertible Preferred Stock, including 19,000 shares of common stock as in-kind payment of preferred stock dividends. Also in March 2021, the company issued 191,204 shares of common stock pursuant to the exercise of warrants issued in our April 2020 offering, and 21,591 shares of common stock issued pursuant to the cashless exercise of placement agent warrants.

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant will be exercisable commencing on the date the Company obtains Stockholder Approval and will expire two years after the initial exercise date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the Registered Offering, The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon the cash exercise of the Warrants.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to CorProminence, an investor relations firm previously engaged by the Company as partial compensation for services previously rendered.

In the first quarter of 2020, the Company issued 408,318 shares of common stock in exchange for the conversion of 1,107 shares of Series D Convertible Preferred stock, including 86,801 shares of common stock as in-kind payment of preferred stock dividends.

In February 2020, the Company issued 2,500 shares of common stock valued at $8.70 per share to MHZCI, LLC, an investor relations firm engaged by the Company, as partial compensation for services to be rendered.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 and 1,378 shares of preferred stock were issued and outstanding at March 31, 2021 and 2020, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed.

At March 31, 2021 there were 132 shares of Series D Convertible Preferred stock outstanding, which if converted at the Conversion Price of $2.50 as of March 31, 2021, including the make-whole dividends, would result in the issuance of 62,832 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock,

At March 31, 2021, all of the issued Series E Convertible Preferred Stock was outstanding, which if converted as of March 31, 2021, including the make-whole dividends, would result in the issuance of 61,651 shares of common stock.

Stock Options

As of March 31, 2021, an aggregate of 9,681 shares of common stock were reserved for future issuance under the 2013 Plan.

In January 2021, the Company granted options to purchase 96,000 shares of common stock to its directors and an option to purchase 24,000 shares of common stock to a consultant as partial compensation for services to be rendered. The options have a strike price of $3.13 and vest equally over twelve months beginning January 2021.

During the three months ended March 31, 2021, the Company granted five employees options to purchase up to 20,500 shares of common stock in connection with their employment. The options have strike prices equal to the closing price of our common stock on each of the grant dates, and will vest in equal installments on the first through third anniversaries of the grant dates, provided that the employees remain employed by the Company on such dates.

In January 2021, the Company granted a consultant an option to purchase 1,000 shares of common stock for services to be rendered. The option has a strike price of $3.52 and will vest on June 30, 2021, provided that the consultant remains a service provider to the Company as of such date,

In February 2021, the Company granted a consultant an option to purchase 1,572 shares of common stock for services rendered. The option has a strike price of $3.66 and is fully vested.

During the three months ended March 31, 2020, the Company granted options to purchase 8,100 shares of common stock to Iron Dome Ventures, LLC as partial compensation for investor relations services to be rendered. The option vests equally over nine months beginning February 2020.

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

Total share-based compensation expense included in the statements of operations for the three months ended March 31, 2021 and 2020 is $117,477 and $154,170, all of which is related to stock options.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2021 and the year ended December 31, 2020:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.19-0.22%	0.19-0.50%
Expected volatility	116.8-117.2%	116.0-117.0%
Expected life (in years)	5	5

Option activity for the three months ended March 31, 2021 and the year ended December 31, 2020 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2019	180,912	1.81	5.09	25,988
Granted	579,998	2.55	4.57	-
Exercised	-	-	-	-
Forfeited or cancelled	(47,900)	22.62	-	-
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	143,072	3.21	4.77	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Options outstanding March 31, 2021	856,082	4.82	4.26	746,906
Options expected to vest in the future as of March 31, 2021	439,611	3.73	4.40	-
Options exercisable at March 31, 2021	416,471	5.98	4.10	-
Options vested, exercisable, and options expected to vest at March 31, 2021	856,082	4.82	4.26	746,906

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.72 closing price of our Common Stock on March 31, 2021. At March 31, 2021, 718,070 option grants have an exercise price currently below $3.72.

At March 31, 2021, there was $1,198,573 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.84 years.

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

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2021 and the year ended December 31, 2020:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00-%
Risk-free interest rate	0.19-0.22%	0.19-0.22%
Expected volatility	116.2%-116,8%	116.2-116.8%
Expected life (in years)	5	5

SARs activity for the three months ended March 31, 2021 and the year ended December 31, 2020 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)
			-
SARs outstanding at December 31, 2019	-	-	-	—
Granted	127,679	2.61	4.52	97,919
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding March 31, 2021	127,679	2.61	4.27	141,330
SARs expected to vest in the future as of March 31, 2021	118,679	2.62	4.25	-
SARs exercisable at March 31, 2021	9,000	2.47	4.64	-
SARs vested, exercisable, and SARs expected to vest at March 31, 2021	127,679	2.61	4.27	141,330

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.72 closing price of our common stock on March 31, 2021. All of the SARs grants have an exercise price currently below $3.72.

At March 31, 2021, there was $180,108 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.23 years.

Warrants

Warrant activity for the three months ended March 31, 2021 the year ended December 31, 2020 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2019	363,728	25.60	3.12
Granted	1,540,139	3.19	4.64
Exercised	(22,438)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	412,143	4.60	3.66
Exercised	(495,641)	2.59	-
Forfeited or cancelled	-	-	-
Warrants outstanding at March 31, 2021	1,797,931	8.26	3.72

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report.

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

Results of Operations

We generate revenues through PrintRite3D® hardware and CAI software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal additive manufacturing (AM). Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During the three months ended March 31, 2021, we recognized revenue of $458,140, as compared to $221,730 in revenue recognized during the same period in 2020, an increase of $236,410. The increase is primarily due to increased PrintRite3D® unit sales of $277,300 in the first quarter of 2021, partially offset by lower revenues of $52,200 from our Rapid Test and Evaluation (“RTE”) program.

Our Cost of Revenue for the three months ended March 31, 2021 and 2020 was $128,331 and $244,703, respectively, a decrease of $116,372. The decreased cost is primarily attributable to a credit of $43,952 related to a customer exchange of a PrintRite3D unit sold in December 2020, lower build costs as a result of engineering enhancements of our PrintRite3D units, and lower costs of supporting legacy RTE programs.

Sigma’s total operating expenses for the three months ended March 31, 2021 were $1,781,404 as compared to $1,559,641 for the same period in 2020, an increase of $221,763.

Salary and Benefits costs were $847,171 for the three months ended March 31, 2021 compared to $652,197 for the same period in 2020, an increase of $194,974. This increase is due to an increase of nine full-time equivalent employees between the two periods.

Stock-based Compensation was $117,477 for the three months ended March 31, 2021 compared to $154,171 for the same period in 2020, a $36,694, or 24%, decrease. This decrease is primarily a result of stock options granted to our CEO vesting in the first quarter of 2020 with no such vesting in the first quarter of 2021, partially offset by stock option grants to four new employees during the three months ended March 31, 2021.

Operating and Research and Development expenditures of $196,340 were incurred during the three months ended March 31, 2021 compared to $53,689 in the same period of 2020, a $142,651 increase. The increase is due to development costs incurred in connection with PrintRite3D version 7.0 of $48,171, purchases of lab supplies of $36,474, of which metal powder purchases totaled $14,470, write-off of $36,111 in obsolete inventory, and $20,000 incurred in connection with a simulation project.

Investor & Public Relations expenses of $108,341 were incurred during the three months ended March 31, 2021, as compared to $215,441 incurred during the same period in 2020. The decrease of $107,100 is primarily due to a decrease in trade show expenses of $29,902, lower advertising expenses of $50,583, and $22,165 in expenses incurred in the first quarter of 2020 in connection with a special meeting of shareholders.

Organization costs incurred in the three months ended March 31, 2021 were $77,616 compared to $49,444 incurred during the same period in 2020. The increase of $28,172 is due to an increase in non-employee director’s compensation of $44,958, partially offset by lower shareholder’s services expenses of $16,786.

Legal & Professional fees incurred in the three months ended March 31, 2021 were $176,847 compared to $184,891 incurred during the same period in 2020, a decrease of $8,044. This decrease is primarily a result of a decrease in legal expenses of $77,339 due to expenses incurred during the first quarter of 2020 in connection with our January 2020 private offering, Nasdaq related matters, and our February 27, 2020 reverse stock split. This decrease was partially offset by increased recruiting expenses of $26,667 related to new hires, an increase in consulting expenses of $33,310, and increases in accounting and IT support expenses of $3,031 and $3,500 respectively.

Office expenses for the three months ended March 31, 2021 totaled $148,225 as compared to $147,747 for the same period in 2020. Increases in payroll service fees of $7,317, postage & shipping of $11,109, office supplies of $20,888, dues & subscriptions of $7,586, and other miscellaneous expense increases of $3,805 were offset by a decrease in travel expenses of $49,398.

Other operating expenses were $86,356 for the three months ended March 31, 2021, as compared to $84,049 for the same period in 2020. The increase is primarily due to an increase in our insurance policy premiums for 2021 of $10,376, mostly offset by lower bank service fees and SEC filing fees during the period.

In the three months ended March 31, 2021, our net other income & expense was net income of $800,936 compared to net other expense of $971 in 2020. The 2021 net positive contribution is primarily due to an unrealized gain of $802,285 from the March 31, 2021 revaluation of the derivative liability resulting from our private placement of warrants to purchase 2,190,000 shares of common stock in the first quarter of 2021.

Sigma’s net loss applicable to common stockholders for the three months ended March 31, 2021 totaled $711,567 as compared to $1,898,832 for the same period of 2020, a $1,187,265 decrease. The first quarter 2021 net operating loss contributed $131,019 to the loss decrease, the increase in other income contributed $801,907, and a decrease in preferred dividends contributed $254,339.

Liquidity and Capital Resources

As of March 31, 2021, we had $16,843,201 in cash and working capital of $12,634,299, as compared with $3,700,814 in cash and working capital of $ 4,332,053 as of December 31, 2020.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises.

On March 26, 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant will be exercisable commencing on the date the Company obtains Stockholder Approval and will expire two years after the initial exercise date.

On January 12, 2021, the Company closed a public offering of common stock in which it issued 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting commissions and other offering expenses payable by the Company.

During the first quarter of 2021, the Company received net cash proceeds of $1,136,010 from the exercise of outstanding warrants.

We believe that our existing cash on hand will be sufficient to fund our anticipated operating costs and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	The cost of expending, maintaining, and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	The effect of competing technological and market developments;
●	The revenue from the sales of our existing and future products; and
●	The cost of operating as a public company.

During 2021, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology into the AM metal market in 2021. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies).

The outbreak of the novel coronavirus (COVID-19) has evolved into a global pandemic. The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put in place by businesses and governments, may have a material economic effect on our business. To-date, the outbreak has not had a material adverse impact on our operations, though we have experienced delays in certain customer purchase orders. While the Company believes that such purchase orders will ultimately be realized, it is impossible to predict the timing. Further, the future impact of the outbreak is highly uncertain and cannot be predicted and there is no assurance that the outbreak will not have a material adverse impact on our business and the future results of the Company. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which would be a positive trend for the Company.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 decreased to $1,240,586 from $1,525,696 during the same period in 2020, a $285,110 decrease. Contributing to this decrease were decreases in net loss of $932,926, accounts receivable of $7,397, and deferred revenue of $43,790, and increases in depreciation and amortization of $5,019, total stock-based compensation of $16,140, accounts payable and accrued expenses of $325,706 and long-term stock appreciation rights expense of $45,184. These decreases in cash usage were partially offset by the unrealized gain on the derivative liability of $802,285 and increases in inventory and prepaid expenses of $181,044 and $107,724 respectively.

Net Cash Used in Investing Activities

Net cash used by investing activities during the three months ended March 31, 2021 was $21,969, which compares to $50,529 of cash used by investing activities during the same period of 2020, a decrease of $28,560. The decrease results from lower purchases of fixed assets and lower patent costs during the first quarter of 2021.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended March 31, 2021 increased to $14,404,942 from $2,120,324 during the same period in 2020 due to the receipt of $14,869,899 of proceeds less $1,600,967 of offering costs in connection with our January and March 2021 public and private offerings. The exercise of outstanding warrants during the three months ended March 31, 2021 provided an additional $1,136,010 in cash proceeds. Cash provided by financing activities during the same period in 2020 resulted from the receipt of $2,100,000 in proceeds less $428,876 of offering costs in connection with our January 2020 private offering, partially offset by the payment of the remaining outstanding principal balance on our convertible note payable of $50,000.

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

We have no credit lines as of April 22, 2021, nor have we ever had a credit line since our inception.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

1.1	Underwriting Agreement, dated January 8, 2021, by and among Sigma Labs, Inc. and H.C. Wainwright & Co., LLC, as the representative for the underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).

4.1	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).

4.2	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).

4.3	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).

4.4	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).

10.1	Form of Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).

10.2	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

** Filed herewith.

*** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA LABS, INC.

April 22, 2021	By:	/s/ Mark K. Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

April 22, 2021	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

