Form 10-Q
period 2021-06-30
SIGMA LABS, INC.
filed 2021-07-22
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 21, 2021, the issuer had 10,493,598 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$14,731,115	$3,700,814
Accounts Receivable, net	389,450	331,562
Inventory	846,999	659,651
Prepaid Assets	168,326	90,735
Total Current Assets	16,135,890	4,782,762

Other Assets:
Property and Equipment, net	157,490	138,626
Intangible Assets, net	793,465	753,122
Long-Term Prepaid Asset	-	26,000
Total Other Assets	950,955	917,748

TOTAL ASSETS	$17,086,845	$5,700,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$315,768	$128,937
Deferred Revenue	63,569	77,957
Accrued Expenses	184,099	243,815
Total Current Liabilities	563,436	450,709

Long-Term Liabilities:
Stock Appreciation Rights	93,525	48,341
CARES Act Deferred Payroll Tax Liability	37,728	37,728
Total Long-Term Liabilities	131,253	86,069

TOTAL LIABILITIES	694,689	536,778

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 465 and 715 issued and outstanding, respectively	1	1
Common Stock, $0.001 par; 24,000,000 shares authorized; 10,493,598 and 5,995,320 issued and outstanding, respectively	10,494	5,995
Additional Paid-In Capital	52,058,003	38,262,744
Accumulated Deficit	(35,676,342)	(33,105,008)
Total Stockholders’ Equity	16,392,156	5,163,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,086,845	$5,700,510

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES	$144,148	$167,688	$602,288	$389,418

COST OF REVENUE	116,397	57,684	244,728	302,387

GROSS PROFIT (LOSS)	27,751	110,004	357,560	87,031

OPERATING EXPENSES:
Salaries & Benefits	985,348	605,295	1,832,520	1,257,492
Stock-Based Compensation	116,441	270,818	233,919	424,989
Operating R&D Costs	280,700	111,647	477,040	165,335
Investor & Public Relations	114,762	97,702	223,103	287,009
Organization Costs	158,529	80,096	236,145	155,675
Legal & Professional Service Fees	244,019	212,496	420,866	397,386
Office Expenses	151,871	78,843	300,096	226,590
Depreciation & Amortization	25,783	17,970	48,814	35,983
Other Operating Expenses	91,198	51,687	177,554	135,736
Total Operating Expenses	2,168,651	1,526,554	3,950,057	3,086,195

LOSS FROM OPERATIONS	(2,140,900)	(1,416,550)	(3,592,497)	(2,999,164)

OTHER INCOME (EXPENSE)
Interest Income	7,018	31	7,073	882
State Incentives	-	151,657	-	151,657
Exchange Rate Gain (Loss)	208	(31)	158	(1,422)
Interest Expense	(2,029)	(6,244)	(3,382)	(6,675)
Loss on Dissolution of Joint Venture	-	(201)	-	(201)
Other Income	290,156	361,700	1,092,441	361,700
Total Other Income (Expense)	295,353	506,912	1,096,290	505,941

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,845,547)	(909,638)	(2,496,207)	(2,493,223)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,845,547)	$(909,638)	$(2,496,207)	$(2,493,223)

Preferred Dividends	(14,220)	(691,880)	(75,127)	(1,007,127)

Net Loss Applicable to Common Stockholders	$(1,859,767)	$(1,601,518)	$(2,571,334)	$(3,500,350)

Net Loss per Common Share – Basic and Diluted	$(0.18)	$(0.49)	$(0.28)	$(1.48)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,493,598	3,256,098	9,149,328	2,359,862

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

For the Three Months Ended June 30, 2021 and June 30, 2020

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	465	$1	10,493,598	$10,494	$47,225,812	$(33,816,575)	$13,419,732

Net Loss	-	-	-	-	-	(1,845,547)	(1,845,547)
Extinguishment of Derivative Liability	-	-	-	-	4,615,771	-	4,615,771
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Securities Issued for Third Party Services	-	-	-	-	24,956	-	24,956
Stock Options Awarded to Employees	-	-	-	-	116,441	-	116,441
Stock Options Awarded to Directors	-	-	-	-	60,803	-	60,803
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2020	1,378	$2	1,817,834	$1,818	$29,425,382	$(27,994,426)	$1,432,776

Net Loss	-	-	-	-	-	(909,638)	(909,638)
Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Stock Dividends	-	-	323,624	323	691,557	(691,880)	-
Common Shares issued for Conversion of Preferred Shares	(2,729)	(2)	1,280,360	1,281	(1,279)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	1,684	1	-	-	1,641,899	-	1,641,900
Securities Issued for Third Party Services	-	-	-	-	15,306	-	15,306
Stock Options Awarded to Employees	-	-	-	-	262,950	-	262,950
Common Shares Awarded to Employees	-	-	11,517	11	7,859	-	7,870
Offering Costs	-	-	-	-	(391,352)	-	(391,352)

Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

For the Six Months Ended June 30, 2021 and June 30, 2020

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Net Loss	-	-	-	-	-	(2,496,207)	(2,496,207)
Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Extinguishment of Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	75,108	(75,127)	-
Common Shares issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares issued for Exercise of Common Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Securities Issued for Third Party Services	-	-	1,500	2	55,935	-	55,937
Stock Options Awarded to Employees	-	-	-	-	233,919	-	233,919
Stock Options Awarded to Directors	-	-	-	-	122,274	-	122,274
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Net Loss	-	-	-	-	-	(2,493,223)	(2,493,223)
Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997		2,100,000
Preferred Stock Dividends	-	-	410,425	410	1,006,717	(1,007,127)	-
Common Shares issued for Conversion of Preferred Shares	(3,836)	(4)	1,601,877	1,602	(1,598)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	2,196	2	-	-	2,141,098	-	2,141,100
Securities Issued for Third Party Services	-	-	2,500	3	54,921	-	54,924
Stock Options Awarded to Employees	-	-	-		417,120	-	417,120
Common Shares Awarded to Employees	-	-	11,517	11	7,859	-	7,870
Offering Costs					(820,228)	-	(820,228)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-

Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net Loss	$(2,496,207)	$(2,493,223)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	48,814	35,983
Gain on Derivative Liability	(1,092,441)	-
Stock Based Compensation - Employees	233,919	424,989
Stock Based Compensation - Third Party Services	55,937	54,924
Stock Based Compensation - Directors	122,274	-
Change in assets and liabilities:
Accounts Receivable	(57,888)	(230,865)
Inventory	(187,348)	13,078
Prepaid Assets	(51,591)	81,695
Accounts Payable	186,831	(431,893)
Deferred Revenue	(14,388)	(39,860)
Accrued Expenses	(14,531)	149,785
NET CASH USED IN OPERATING ACTIVITIES	(3,266,620)	(2,435,387)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(52,931)	(11,474)
Purchase of Intangible Assets	(55,090)	(87,736)
Dissolution of Joint Venture	-	500
NET CASH USED IN INVESTING ACTIVITIES	(108,021)	(98,710)

FINANCING ACTIVITIES

Gross Proceeds from Public and Private Issuances of Securities	14,869,899	3,600,000
Less Offering Costs	(1,600,967)	(820,228)
Payment of Note Payable	-	(50,000)
Proceeds from Exercise of Warrants	1,136,010	2,141,100
Deferral of Payroll Taxes under the CARES Act	-	22,072
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,404,942	4,892,944

NET CHANGE IN CASH FOR PERIOD	11,030,301	2,358,847

CASH AT BEGINNING OF PERIOD	3,700,814	86,919

CASH AT END OF PERIOD	$14,731,115	$2,445,766

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$75,108	$1,006,717
Issuance of Securities for services	$178,209	$62,794
Disclosure of cash paid for:
Interest	$3,382	$9,359
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2020 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. On March 26, 2021, the Company closed an offering in which it issued warrants to purchase an aggregate of 2,190,000 shares of common stock in a private placement concurrently with a registered direct offering (“Registered Offering”) of our common stock The warrants became exercisable on May 24, 2021, the date the Company obtained stockholder approval to increase its authorized common shares from 12,000,000 to 24,000,000 (“the Initial Exercise Date”) and will expire two years after the Initial Exercise Date.

Pursuant to ASC 815-40-25-10, because the Company did not have sufficient authorized and unissued shares of common stock available to settle the warrants at the issue date, such warrants were accounted for as a derivative liability. On May 24, 2021, upon receiving shareholder approval to increase its authorized common shares, the Company reclassified the warrant liability to equity pursuant to ASC 815.40.35.8.

The fair value of the warrant liability measured on a recurring basis is as follows:

	June 30, 2021		Date of Issuance March 26, 2021
	Fair Value	Input Level	Fair Value	Input Level

Derivative Liability - Warrants	$-	-	$5,708,212	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Warrants
Fair Value on Issuance Date	$5,708,212
Change in Fair Value	(1,092,441)
Fair Value on May 24, 2021	4,615,771
Extinguishment of Derivative Liability	(4,615,771)
Fair Value on June 30, 2021	$-

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2021 and 2020, the Company had the following common shares underlying these instruments:

	Six Months Ended June 30,
	2021	2020
Warrants	3,987,931	1,845,722
Preferred Stock Warrants	-	2,147,277
Stock Options	853,936	486,720
Preferred Stock	124,483	61,651
Total Underlying Common Shares	4,966,350	4,541,370

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net Loss per Common Share - Basic and Diluted	$(0.18)	$(0.49)	$(0.28)	$(1.48)
Loss from continuing
Operations available to Common stockholders (numerator)	$(1,859,767)	$(1,601,518)	$(2,571,334)	$(3,500,350)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	10,493,598	3,256,098	9,149,328	2,359,862

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

NOTE 2 – Inventory

At June 30, 2021 and December 31, 2020, the Company’s inventory was comprised of:

	June 30, 2021	December 31, 2020
Raw Materials	$290,003	$309,305
Work in Process	314,450	175,884
Finished Goods	242,646	174,462
Total Inventory	$846,999	$659,651

NOTE 3 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At June 30, 2021, the total amount of such deferral was $75,455. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.

NOTE 4 - Derivative Liability

On March 26, 2021 (the “Issuance Date”), the Company issued warrants to purchase an aggregate of 2,190,000 shares of common stock to holders in a private placement concurrently with a registered direct offering of 2,190,000 shares of its common stock. The warrants entitle the holders to purchase one share of our common stock at an exercise price equal to $4.32 per share commencing on May 24, 2021 and will expire two years from such date. The Company has determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the registered direct offering. Management also determined that on the Issuance Date, the Company did not have sufficient authorized and unissued shares to settle the warrants, and as such required classification as a liability pursuant to ASC 815 “Derivative Instruments and Hedging”. In accordance with the accounting guidance, the outstanding warrants were recognized as a warrant liability on the balance sheet and were measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

At a Special Stockholders Meeting held on May 24, 2021, the Company received approval to increase its authorized common shares from 12,000,000 to 24,000,000. Pursuant to ASC 815-40-35-8, the Company reclassified the warrant liability to equity as of such date.

The fair value of the derivative liability presented below was measured using the Black Scholes valuation model. Significant inputs into the model for the six months ended June 30, 2021 are as follows:

June 30, 2021
Dividend yield	0.00%
Risk-free interest rate	0.6%-0.7%
Expected volatility	121.2% - 124.0%
Expected life (in years)	2

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value Per Share	Fair Value
Fair Value at initial measurement date of March 26, 2021	2,190,000	$2.61	$5,708,212
(Gain) on change in Fair Value of Warrant Liability	-	$-	(1,092,441)
Fair Value as of May 24, 2021	2,190,000	$2.11	4,615,771
Extinguishment of Derivative Liability	(2,190,000)	$2.11	(4,615,771)
Fair Value as of June 30, 2021	-	$-	-

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

The Company uses the Black Scholes model, based on the adjusted historical volatility rates for fair value measurements through the date of stockholder approval (i.e., May 24, 2021). Management has determined the Black Scholes model to be the most reliable and least volatile determinate of the current fair value of the warrants. It is the Company’s expectation to maximize on all observable market inputs for the warrants and calibrate the model to incorporate relevant observable market data into the fair value measurement at each future measurement date, if applicable.

During the six months ended June 30, 2021, the Company recognized a gain of $1,092,441 on the change in fair value of the warrants.

NOTE 5 - Stockholders’ Equity

Common Stock

On May 24, 2021, at a Special Stockholders Meeting, our authorized shares of common stock were increased from 12,000,000 to 24,000,000.

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

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable on May 24, 2021, the date the Company obtained stockholder approval of an increase in the authorized shares of the Company’s Common Stock and will expire two years from such date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon the cash exercise of the Warrants.

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

In the second quarter of 2020, the Company issued 1,603,984 shares of common stock in exchange for the conversion of 1,684 shares of Series D Convertible Preferred stock, including 323,624 shares of common stock as in-kind payment of preferred stock dividends.

In April 2020, the Company granted 11,517 shares of common stock to employees under the 2013 Equity Incentive Plan. Such shares vested on December 31, 2020.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 and 333 shares of preferred stock were issued and outstanding at June 30, 2021 and 2020, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “Institutional SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the Institutional SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares will have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed.

At June 30, 2021 there were 132 shares of Series D Convertible Preferred stock outstanding, which if converted at the Conversion Price of $2.50 as of June 30, 2021, including the make-whole dividends, would result in the issuance of 62,832 shares of common stock. Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “Other SPA”) with certain of its directors and the Company’s previously largest shareholder (the “Other Private Placement”). Pursuant to the Other SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock.

At June 30, 2021, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of June 30, 2021, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Deferred Compensation

In previous years and in the six months ended June 30, 2021, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares are valued at the fair value at the date of issue. The fair value is expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the six months ended June 30, 2021 and June 30, 2020, $0 and $7,870, respectively, of the unvested compensation cost related to these issues was recognized.

At June 30, 2021, there was $0 of unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

As of June 30, 2021, an aggregate of 890,000 shares of common stock were reserved for issuance under the 2013 Plan.

During the six months ended June 30, 2021, the Company granted options to purchase a total of 145,487 shares of common stock to 5 employees, 4 directors and 3 consultants with vesting periods ranging from immediately upon issuance to 3 years beginning January 4, 2021.

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

Total share-based compensation expense included in the statements of operations for the six months ended June 30, 2021 and 2020 is $233,919 and $424,989 of which $233,919 and $417,119 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2021 and 2020:

Assumptions:

	2021	2020
Dividend yield	0.00	0.00
Risk-free interest rate	0.19-0.32%	0.22-1.52%
Expected volatility	116.8-123.8%	113.8-117.2%
Expected life (in years)	5	5

Option activity for the six months ended June 30, 2021 and the year ended December 31, 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2019	180,912	18.11	5.09	25,988
Granted	579,998	2.55	4.57	-
Exercised	-	-	-	-
Forfeited or cancelled	(47,900)	22.62	-	-
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	145,487	3.22	4.53	-
Exercised	-	-	-	-
Forfeited or cancelled	(4,561)	4.25	-	(1,597)
Options outstanding June 30, 2021	853,936	4.82	4.01	874,803
Options expected to vest in the future as of June 30, 2021	370,127	3.73	4.13	400,686
Options exercisable at June 30, 2021	483,809	5.66	3.91	474,117
Options vested, exercisable, and options expected to vest at June 30, 2021	853,936			874,803

The aggregate intrinsic value at June 30, 2021 is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.90 closing price of our common stock on June 30, 2021. All of the 2021 option grants have an exercise price currently below $3.90.

At June 30, 2021, there was $987,899 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 1.70 years.

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

There were no SAR awards issued during the first six months of 2021.

SARs activity for the six months ended June 30, 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)

SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding June 30, 2021	127,679	2.61	4.02	164,312
SARs expected to vest in the future as of June 30, 2021	76,120	2.63	3.98	96,672
SARs exercisable at June 30, 2021	51,559	2.59	4.09	67,640
SARs vested, exercisable, and options expected to vest at June 30, 2021	127,679	2.61	4.02	164,312

The aggregate intrinsic value at June 30, 2021 is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.90 closing price of our common stock on June 30, 2021.

At June 30, 2021, there was $155,361 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 1.98 years.

Warrants

Warrant activity for the six months ended June 30, 2021 and 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2019	363,727	25.60	3.12
Granted	1,481,995	3.22	5.14
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at June 30, 2020	1,845,722	7.64	4.64

Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	2.14
Exercised	(495,641)	2.59	4.13
Forfeited or cancelled	-	-	-
Warrants outstanding at June 30, 2021	3,987,931	6.10	2.61

NOTE 6 - Subsequent Events

On July 15, 2021, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Equity Incentive Plan by 875,000 shares of our common stock to a total of 1,765,000 shares.

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

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

We generate revenues through PrintRite3D® hardware and computer-assisted instruction (CAI) software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal additive manufacturing (AM). Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During the three months ended June 30, 2021, we recognized revenue of $144,148, as compared to $167,688 in revenue recognized during the same period in 2020, a decrease of $23,540. The decrease is primarily due to no revenue from the Company’s Rapid Test and Evaluation (“RTE”) program in the second quarter of 2021, versus $29,864 of such revenue in the second quarter of 2020.

Our Cost of Revenue for the three months ended June 30, 2021 and 2020 was $116,397 and $57,684, respectively, an increase of $58,713. The increase is primarily attributable to costs incurred in connection with the installation and support of previous PrintRite3D sales, as well as support of current and legacy RTE’s, partially offset by a decrease in manufacturing costs of our PrintRite3D units as a result of engineering enhancements.

Sigma’s total operating expenses for the three months ended June 30, 2021 were $2,168,651 as compared to $1,526,554 for the same period in 2020, an increase of $642,097 as further described below.

Salary and Benefits costs were $985,348 for the three months ended June 30, 2021 compared to $605,295 for the same period in 2020, an increase of $380,053. This 62.8% cost increase is primarily a result of employee salary increases and average full-time employee headcount increasing by 10 over the second quarter of 2020. Salaries increased by $319,348, employee benefits increased by $16,626, employer payroll taxes increased by $13,058, and SAR’s expense increased by $23,129.

Stock-based Compensation was $116,441 for the three months ended June 30, 2021 compared to $270,818 for the same period in 2020, a $154,377, or 57.0% decrease. This decrease is primarily due to stock options awarded to employees in June of 2020, whereas with the exception of stock option grants to new employees in 2021, stock option awards were not made to employees during the three months ended June 30, 2021.

Research and Development expenditures of $280,700 were incurred during the three months ended June 30, 2021 compared to $111,647 in the same period of 2020, a $169,053 increase. The increase is primarily attributable to $73,638 for CT scans related to new development work, $21,332 related to optics redesign, $33,310 for ongoing enhancements and bug fixes related to PrintRite3D v7.0, and purchases of lab supplies, and parts and materials of $31,771.

Investor & Public Relations expenses of $114,762 were incurred during the three months ended June 30, 2021, as compared to $97,702 incurred during the same period in 2020. The increase of $17,060 is primarily due to an increase in expenses for trade shows and conferences of $26,267, partially offset by a decrease in marketing and advertising costs of $13,655, as the Company discontinued its Network Newswire service.

Organization Costs for the three months ended June 30, 2021 totaled $158,529, as compared to $80,096 for the same period in 2020. The increase of $78,433, or 97.9% is due to an increase in shareholder services costs of $34,109 related to the special shareholders meeting held in May of 2021, and $60,802 related to stock options expense for non-employee directors, whereas options were not granted to non-employee directors until July 2020. Partially offsetting these increases was a decrease in non-employee directors’ cash compensation of $17,173 in the second quarter of 2021 as compared to the same period in 2020.

Legal & Professional fees incurred in the three months ended June 30, 2021 were $244,019 compared to $212,496 incurred during the same period in 2020. The increase of $31,523 is primarily due to an increase in recruiting fees of $64,000 related to new hires during the period, an increase in consulting fees of $9,112 and an increase in IT services of $2,738, partially offset by a decrease in legal fees of $24,626, and lower accounting and audit fees of $19,700.

Office Expenses incurred during the three months ended June 30, 2021 were $151,871 compared to $78,843 incurred during the same period in 2020, an increase of $73,028, or 92.6%. The increase is primarily due to increased travel costs of $40,973 as a result of the easing of COVID-19 restrictions, an increase of $15,540 in dues and subscriptions, primarily related to new software applications, including customer relationship management, product lifecycle management, and compliance, an increase of $10,272 in postage and shipping, and an increase in office supplies of $5,344.

Depreciation and Amortization expense for the three months ended June 30, 2021 was $25,783, compared to $17,970 for the same period in 2020. The primary reason for the increase is due to depreciation on lab equipment purchased for European engineers to facilitate testing and installations.

Other Operating Expenses were $91,198 for the three months ended June 30, 2021, compared to $51,687 incurred during the same period in 2020. The increase of $39,511 is primarily due to higher insurance premiums of $32,839 in 2021. In addition, increased SEC filing fees of $4,956 related to various registration statements were incurred in June 2021.

In the three months ended June 30, 2021, our net other income & expense was net income of $295,393 compared to net other income of $506,912 in 2020. The 2021 net positive contribution is primarily from a gain of $290,156 on the revaluation of the derivative liability incurred in connection with the issuance of warrants to purchase common stock in our March 2021 offering. In 2020, the net positive contribution consisted primarily of $151,657 in New Mexico state job incentive credits, and $361,700 from the recognition of our PPP loan as a government grant.

Sigma’s net loss applicable to common stockholders for the three months ended June 30, 2021 totaled $1,859,767 as compared to $1,601,518 for the same period of 2020, a $258,249 increase. The second quarter net operating loss contributed $724,350 to the loss increase, while the decrease in other income contributed an additional loss of $211,559. Partially offsetting these losses was a decrease in preferred dividends of $677,660 for the quarter ended June 30, 2021.

Six Months Ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we recognized revenue of $602,288 compared to $389,418 during the same period of 2020. The primary contributors to the $212,870 increase were an increase in PrintRite3D® unit sales contributing $276,242, partially offset by a decrease in a RTE program revenue of $67,200.

Our cost of revenue for the six months ended June 30, 2021 was $244,728 compared to $302,387 during the same period in 2020. The decrease of $57,659 is primarily due to a credit in the first quarter related to a customer exchange of a PrintRite3D unit sold in December 2020, lower build costs as a result of engineering enhancements of our PrintRite3D units, and lower costs of supporting legacy RTE programs.

Sigma’s total operating expenses for the six months ended June 30, 2021 were $3,950,057 compared to $3,086,195 for the same period in 2020, a $863,862 increase as further described below.

Payroll costs for the six months ended June 30, 2021 were $1,832,520 compared to $1,257,492 for the same period in 2020, an increase of $575,028. The increase is primarily due to employee salary increases and higher average employee headcount of 7 during the first half of 2021, resulting in increased salaries of $421,207, plus $28,270 in employee benefits and $34,202 in employer payroll taxes. Also contributing to the increase was $26,924 in sales commissions and bonuses, and $60,615 of expense related to the Company’s Stock Appreciation Rights plan.

Stock-based compensation for the six months ended June 30, 2021 was $233,919 compared to $424,989 for the same period in 2020, a $191,070 decrease, primarily due to stock options granted to our CEO vesting in the first quarter of 2020 with no such vesting in the first quarter of 2021, and stock options awarded to employees in June of 2020. With the exception of stock option grants to new employees, stock option awards were not made to employees during the six months ended June 30, 2021.

During the six months ended June 30, 2021, Sigma incurred research and development expenditures of $477,040 compared to $165,335 in the same period of 2020. The $311,705 increase in these expenditures during the first six months of 2021 is a result of development costs incurred in connection with PrintRite3D version 7.0 of $81,477, increased purchases of lab supplies of $97,382, of which metal powder purchases totaled $14,161, argon gas totaled $15,434, laboratory facility upgrades totaled $8,852, and cables and cable making supplies totaled $19,075, CT scans conducted for new development work and a simulation project totaling of $93,638, increased write-offs of $40,350 in obsolete inventory, and $21,332 related to optics redesign. Partially offsetting these increases was a decrease in consulting expenses of $22,926 due to the full-time hire of a consultant in 2021.

Investor and Public Relations expenses incurred in the six months ended June 30, 2021 were $223,103, compared to $287,009 during the same period in 2020. The $63,906 decrease in the six-month comparative expenditures results primarily from a decrease in advertising expenses as a result of discontinuing Network Newswire services and use of a public relations firm.

Organization Costs for the six months ended June 30, 2021 totaled $236,145, as compared to $155,675 for the same period in 2020. The increase of $80,470 is primarily due to $122,273 of stock option expense for non-employee directors in the first half of 2021 verses $0 in the first half of 2020, as such grants were not made to non-employee directors until the second half of 2020. Partially offsetting this increase was a decrease in non-employee director cash compensation of $22,305, and a reduction in shareholder services expenses of $19,498.

Legal and Professional fees incurred in the six months ended June 30, 2021 were $420,866, compared to $397,386 incurred during the same period in 2020, an increase of $23,480, or 5.9%. Legal fees decreased by $101,966 due to expenses incurred during the first quarter of 2020 in connection with our January 2020 private offering, Nasdaq related matters, and our February 27, 2020 reverse stock split. Also contributing to the decrease were lower accounting related expenses of $16,670. Partially offsetting these decreases was an increase in recruiting fees of $90,667 related to ten new hires during the first half of 2021, and increased consulting fees of $45,211 related to an external marketing consultant, and corporate consulting services, and increased IT services of $6,238.

During the six months ended June 30, 2021, Sigma’s office expenses were $300,096 compared to $226,590 in the same period of 2020. The $73,506 increase in these expenditures primarily resulted from $21,381 in postage and shipping, $26,231 in computer hardware and software related to new hires, payroll servicing fees of $10,009 due to new hires and a first-year fee discount that ended in 2020, and increased dues and subscriptions of $23,127 related to subscriptions to new software applications, including customer relationship management, product lifecycle management, and compliance. Partially offsetting these increases was a decrease in travel expenses of $8,425 in the first half of 2021.

Depreciation and Amortization expense for the six months ended June 30, 2021 was $48,814, compared to $35,983 for the same period in 2020. The increase is primarily due to depreciation on lab equipment purchased for European engineers to facilitate testing and installations.

In the six months ended June 30, 2021, our net other income & expense was net income of $1,096,290, as compared to net income of $505,941 during the same period in 2020. The increase is primarily a result of a gain of $1,092,441 on the revaluation of the derivative liability incurred in connection with the issuance of warrants to purchase common stock in our March 2021 offering, partially offset by 2020 New Mexico state job incentive credits of $151,657 plus $361,700 from the recognition of our PPP loan as a government grant. The grant was recognized during the second quarter of 2020.

Sigma’s net loss applicable to common shareholders for the six months ended June 30, 2021 totaled $2,571,334 as compared to $3,500,350 for the same period in 2020, a $929,016 decrease. Contributing to this decrease was an increase in other income of $590,349 and a decrease in preferred stock dividends of $932,000, partially offset by an increase in our net operating loss of $593,333.

We financed our operations during the three and six months ended June 30, 2021 and 2020 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies.

Liquidity and Capital Resources

As of June 30, 2021, we had $14,731,115 in cash and working capital of $15,572,454, as compared with $3,700,814 in cash and working capital of $4,332,053 as of December 31, 2020.

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

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Concurrent with the public offering, the Company issued warrants to investors to purchase an aggregate of 2,190,000 shares of common stock to holders in a private placement. The warrants entitle the holders to purchase one share of our common stock at an exercise price equal to $4.32 per share commencing on May 24, 2021 and will expire two years from such date. If all of the warrants are exercised by the holders thereof, the potential gross proceeds to the Company will be $9,460,800.

During the first quarter of 2021, the Company issued 454,404 shares of common stock pursuant to the exercise of warrants, resulting in net proceeds to the Company of $1,136,010.

We believe that our existing cash on hand will be sufficient to fund our anticipated operating costs and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, such as our current expectations of revenue generation and burn rate, and we could exhaust our capital resources sooner than we expect.

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

During the remainder of 2021, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology, including the May 2021 release of version 7.0, will enable us to further commercialize this technology into the AM metal market in 2021. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies).

As the second quarter of 2021 progressed, the Company continued to be adversely affected by the COVID-19 global economic slowdown, which has resulted in lower revenue than anticipated. Several customers have delayed purchase orders, and although they have not been cancelled, the timing of when they might be received continues to be uncertain. Two key industries with which we do business, aerospace and oil and gas, have experienced a reduction in the global demand for their products due to the pandemic. We have also experienced delays in purchase orders from universities and research institutes. As a result of the decrease in the demand for our products from customers and potential customers in these and other industries, the Company expects that revenue from these sectors will remain under pressure. It is impossible to know at this time how long companies will limit capital expenditures and if the industries that have been most negatively affected will resume normal purchasing. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which would be a positive trend for the Company.

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 increased to $3,266,620 from $2,435,387 during the same period in 2020, a $831,233 increase. Contributing to this increase was the gain of $1,092,441 on the derivative liability, increased inventory of $200,426, an increase in prepaid assets of $133,286, a decrease in stock-based compensation of $67,784 and increased net loss of $2,984. Partially offsetting these increases was a decrease in accounts receivable of $172,977, a decrease in cash used to settle accounts payable and accrued expenses of $479,880, and depreciation and amortization of $12,831.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the six months ended June 30, 2021 was $108,021, which compares to $98,710 of cash used by investing activities during the same period of 2020, an increase of $9,311. This is primarily attributable to lower patent costs offset by and increased purchases of furniture and equipment.

Net Cash Used/Provided by Financing Activities

Cash provided by financing activities during the six months ended June 30, 2021 increased to $14,404,942 from $4,892,944 during the same period in 2020 due to the receipt of $14,869,899 of proceeds less $1,600,967 of offering costs, in connection with our January 2021 and March 2021 private and public offerings and exercise of Preferred Warrants. Cash provided by financing activities during the same period in 2020 resulted from the receipt of $3,600,000 in proceeds less $820,228 of offering costs in connection with our January 2020 and April 2020 offerings, $2,141,100 in proceeds from the exercise of warrants, and 22,072 from the deferral of payroll taxes pursuant to the CARES Act, partially offset by the payment of the remaining outstanding principal balance on a convertible note payable in the amount of $50,000.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future PrintRite3D®-proof-of-concept contracts, follow-on contracts resulting from successful proof-of-concept engagements, possible strategic partnerships, and by obtaining additional capital from the issuance of securities or by borrowing funds from lenders to fulfill our business plans. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. There is no assurance as to the amount and availability of any required future financing or the terms thereof. The Company is unable to predict the effect that the ongoing COVID-19 pandemic may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay or scale back a portion of our commercialization efforts and operations.

We have no credit lines as of July 22, 2021, nor have we ever had a credit line since our inception.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 25, 2021 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement, dated June 10, 2021, between Sigma Labs, Inc. and Mark K. Ruport (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2021 and incorporated herein by reference).*

10.2	Sigma Labs, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*

10.3	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGMA LABS, INC.

July 22, 2021	By:	/s/ Mark K Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

July 22, 2021	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

