Form 10-Q
period 2021-09-30
SIGMA LABS, INC.
filed 2021-10-21
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 20, 2021, the issuer had 10,498,802 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current Assets:
Cash	$13,064,394	$3,700,814
Accounts Receivable, net	666,740	331,562
Inventory	856,547	659,651
Prepaid Assets	130,675	90,735
Total Current Assets	14,718,356	4,782,762

Other Assets:
Property and Equipment, net	201,752	138,626
Intangible Assets, net	868,265	753,122
Long-Term Prepaid Asset	-	26,000
Total Other Assets	1,070,017	917,748

TOTAL ASSETS	$15,788,373	$5,700,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$223,157	$128,937
Deferred Revenue	85,480	77,957
Accrued Expenses	432,615	243,815
Total Current Liabilities	741,252	450,709

Long-Term Liabilities:
Stock Appreciation Rights	93,525	48,341
CARES Act Deferred Payroll Tax Liability	37,728	37,728
Total Long-Term Liabilities	131,253	86,069

TOTAL LIABILITIES	872,505	536,778

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 465 and 715 issued and outstanding, respectively	1	1
Common Stock, $0.001 par; 24,000,000 shares authorized; 10,498,802 and 5,995,320 issued and outstanding, respectively	10,499	5,995
Additional Paid-In Capital	53,086,908	38,262,744
Accumulated Deficit	(38,181,540)	(33,105,008)
Total Stockholders’ Equity	14,915,868	5,163,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,788,373	$5,700,510

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES	$700,237	$248,526	$1,302,525	$637,944

COST OF REVENUE	164,766	97,785	409,493	400,172

GROSS PROFIT	535,471	150,741	893,032	237,772

OPERATING EXPENSES:
Salaries & Benefits	1,222,760	657,889	3,055,279	1,915,381
Stock-Based Compensation	659,512	58,219	893,431	483,208
Operating R&D Costs	131,772	79,673	608,812	245,008
Investor, Public Relations & Marketing	119,622	66,794	342,725	353,802
Organization Costs	342,112	173,041	578,256	328,716
Legal & Professional Service Fees	261,075	133,273	681,941	530,660
Office Expenses	172,238	84,357	472,335	310,947
Depreciation & Amortization	27,689	50,167	76,502	86,150
Other Operating Expenses	90,108	59,100	267,663	194,836
Total Operating Expenses	3,026,888	1,362,513	6,976,944	4,448,708

LOSS FROM OPERATIONS	(2,491,417)	(1,211,772)	(6,083,912)	(4,210,936)

OTHER INCOME (EXPENSE)
Interest Income	2,981	77	10,053	959
State Incentives	-	-	-	151,657
Exchange Rate Gain (Loss)	(490)	(252)	(333)	(1,674)
Interest Expense	(2,052)	(6,066)	(5,434)	(12,741)
Loss on Dissolution of Joint Venture	-	-	-	(201)
Other Income	-	-	1,092,441	361,700
Total Other Income (Expense)	439	(6,241)	1,096,727	499,700

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,490,978)	(1,218,013)	(4,987,185)	(3,711,236)

Provision for income Taxes	-	-	-	-

Net Loss	$(2,490,978)	$(1,218,013)	$(4,987,185)	$(3,711,236)

Preferred Dividends	(14,220)	(737,344)	(89,347)	(1,744,471)

Net Loss Applicable to Common Stockholders	$(2,505,198)	$(1,955,357)	$(5,076,532)	$(5,455,707)

Net Loss per Common Share – Basic and Diluted	$(0.24)	$(0.42)	$(0.53)	$(1.74)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,494,560	4,675,749	9,602,666	3,137,459

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

For the Three Months Ended September 30, 2021 and September 30, 2020

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156

Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Shares Securities Issued to Directors for Services	-	-	-	-	282,306	-	282,306
Securities Issued for Third Party Services	-	-	-	-	72,872	-	72,872
Securities Awarded to Employees	-	-	5,204	5	659,507	-	659,512
Net Loss	-	-	-	-	-	(2,490,978)	(2,490,978)

Balances, September 30, 2021	465	$1	10,498,802	$10,499	$53,086,908	$(38,181,540)	$14,915,868

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2020	333	$1	3,926,362	$3,926	$33,151,829	$(29,595,944)	$3,559,812

Preferred Stock Dividends	-	-	339,499	339	737,005	(737,344)	-
Common Shares issued for Conversion of Preferred Shares	(3,318)	(3)	1,555,550	1,556	(1,553)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	3,568	3	-	-	3,478,796	-	3,478,799
Securities Issued to Directors for Services	-	-	8,334	8	131,142	-	131,150
Securities Issued for Third Party Services	-	-	3,500	4	58,918	-	58,922
Securities Awarded to Employees	-	-	-	-	58,220	-	58,220
Net Loss	-	-	-	-	-	(1,218,013)	(1,218,013)

Balances, September 30, 2020	583	$1	5,833,245	$5,833	$37,614,357	$(31,551,301)	$6,068,890

For the Nine Months Ended September 30, 2021 and September 30, 2020

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Common Shares Sold in Public Offering	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Extinguishment of Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	89,328	(89,347)	-
Common Shares issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares issued for Exercise of Common Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Stock Options Awarded to Directors	-	-	-	-	404,580	-	404,580
Securities Issued for Third Party Services	-	-	1,500	2	128,807	-	128,809
Securities Awarded to Employees	-	-	5,204	5	893,426	-	893,431
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Net Loss	-	-	-	-	-	(4,987,185)	(4,987,185)

Balances, September 30, 2021	465	$1	10,498,802	$10,499	$53,086,908	$(38,181,540)	$14,915,868

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Private Offering	1,973	3	-	-	2,099,997	-	2,100,000
Preferred Stock Dividends	-	-	749,924	750	1,743,721	(1,744,471)	-
Common Shares issued for Conversion of Preferred Shares	(7,154)	(7)	3,157,427	3,157	(3,150)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	5,764	5	-	-	5,619,895	-	5,619,900
Securities Issued to Directors for Services	-	-	8,334	8	131,142	-	131,150
Securities Issued for Third Party Services	-	-	6,000	6	113,837	-	113,843
Securities Awarded to Employees	-	-	11,517	12	483,196	-	483,208

Offering Costs		-	-	-	(820,224)	-	(820,224)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-
Net Loss	-	-	-	-	-	(3,711,236)	(3,711,236)

Balances, September 30, 2020	583	$1	5,833,245	$5,833	$37,614,357	$(31,551,301)	$6,068,890

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net Loss	$(4,987,185)	$(3,711,236)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	76,502	86,150
Gain on Derivative Liability	(1,092,441)	-
Stock Based Compensation - Employees	893,431	483,208
Stock Based Compensation – Third Party Services	128,809	113,843
Stock Based Compensation - Directors	404,580	131,150
Change in assets and liabilities:
Accounts Receivable	(335,178)	(429,527)
Inventory	(196,896)	24,178
Prepaid Assets	(13,940)	55,669
Accounts Payable	94,220	(544,991)
Deferred Revenue	7,523	(46,606)
Accrued Expenses	233,985	108,022
Deferral of Payroll Taxes under the CARES Act	-	53,545
NET CASH USED IN OPERATING ACTIVITIES	(4,786,590)	(3,676,595)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(116,631)	(88,074)
Purchase of Intangible Assets	(138,141)	(161,878)
Dissolution of Joint Venture	-	500
NET CASH USED IN INVESTING ACTIVITIES	(254,772)	(249,452)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	14,869,899	3,600,000
Less Offering Costs	(1,600,967)	(820,224)
Payment of Note Payable	-	(50,000)
Proceeds from Exercise of Warrants	1,136,010	5,619,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,404,942	8,349,676

NET CHANGE IN CASH FOR PERIOD	9,363,580	4,423,629

CASH AT BEGINNING OF PERIOD	3,700,814	86,919

CASH AT END OF PERIOD	$13,064,394	$4,510,548

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$89,347	$1,744,471
Issuance of Securities for Services	$533,387	$244,993
Disclosure of cash paid for:
Interest	$5,434	$12,741
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2020 audited financial statements and notes thereto included in the Company’s Form 10-K. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

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

The fair value of the warrant liability measured on a recurring basis is as follows:

	September 30, 2021		Date of Issuance March 26, 2021
	Fair Value	Input Level	Fair Value	Input Level

Derivative Liability - Warrants	$-	-	$5,708,212	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Warrants
Fair Value on Issuance Date	$5,708,212
Change in Fair Value	(1,092,441)
Fair Value on May 24, 2021	4,615,771
Extinguishment of Derivative Liability	(4,615,771)
Fair Value on September 30, 2021	$-

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Companies outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2021 and 2020, the Company had the following common shares underlying these instruments:

	September 30,
	2021	2020
Warrants	3,987,931	1,845,722
Preferred Stock Warrants	-	260,089
Stock Options	1,400,407	610,229
Preferred Stock	124,483	227,695

Total Underlying Common Shares	5,512,821	2,943,735

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2021 and 2020:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net Loss per Common Share - Basic and Diluted	$(0.24)	$(0.42)	$(0.53)	$(1.74)
Loss from continuing
Operations available to Common stockholders (numerator)	$(2,505,198)	$(1,955,357)	$(5,076,532)	$(5,455,707)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	10,494,560	4,675,749	9,602,666	3,137,459

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

NOTE 2 – Inventory

At September 30, 2021 and December 31, 2020, the Company’s inventory was comprised of:

	September 30, 2021	December 31, 2020
Raw Materials	$312,181	$309,305
Work in Process	260,380	175,884
Finished Goods	283,986	174,462
Total Inventory	$856,547	$659,651

NOTE 3 – CARES Act Deferred Payroll Tax Liability

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At September 30, 2021 the total amount of such deferral was $75,455. Per the terms of the deferral program, 50% of the deferred amount is due on December 31, 2021, and the remaining 50% is due on December 31, 2022 at 0% interest.

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

The fair value of the derivative liability presented below was measured using the Black Scholes valuation model. Significant inputs into the model for the nine months ended September 30, 2021 are as follows:

September 30, 2021
Dividend yield	0.00%
Risk-free interest rate	0.6% - 0.7%
Expected volatility	121.2% - 124.0%
Expected life (in years)	2

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value Per Share	Fair Value
Fair Value at initial measurement date of March 26, 2021	2,190,000	$2.61	$5,708,212
(Gain) on change in Fair Value of Warrant Liability	-	$-	(1,092,441)
Fair Value as of May 24, 2021	2,190,000	$2.11	4,615,771
Extinguishment of Derivative Liability	(2,190,000)	$2.11	(4,615,771)
Fair Value as of September 30, 2021	-	$-	-

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

During the nine months ended September 30, 2021, the Company recognized a gain of $1,092,441 on the change in fair value of the warrants.

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

In September 2021, the Company granted 5,204 shares of common stock to non-executive employees pursuant to the 2013 Equity Incentive Plan.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 and 583 shares of preferred stock were issued and outstanding at September 30, 2021 and 2020, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”). Under the Certificate of Designations for the Series D Preferred Stock, the Series D Preferred Stock has an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a dividend rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares will have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). In addition, a holder may at any time, alternatively, convert all, or any part, of its Series D Preferred Shares at an alternative conversion price, which equals the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Shares being redeemed

At September 30, 2021 there were 132 shares of Series D Convertible Preferred stock outstanding, which if converted at the Conversion Price of $2.50 as of September 30, 2021, including the make-whole dividends, would have resulted in the issuance of 62,832 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s previously largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock.

At September 30, 2021, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of September 30, 2021, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Deferred Compensation

In previous years and in the nine months ended September 30, 2021, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares are valued at the fair value at the date of issue. The fair value is expensed as compensation over the vesting period and recorded as an increase to stockholders’ equity. During the nine months ended September 30, 2021 and September 30, 2020, $0 and $15,740, respectively, of the unvested compensation cost related to these issues was recognized.

At September 30, 2021, there was no unrecognized deferred compensation expense to be recognized over the remainder of the year.

Stock Options

On July 15, 2021, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Equity Incentive Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 875,000 shares of our common stock to a total of 1,765,000 shares.

As of September 30, 2021, an aggregate of 335,152 shares of common stock remained available for issuance under the 2013 Plan.

During the nine months ended September 30, 2021, the Company granted options to purchase a total of 697,831 shares of common stock to 34 employees, 4 directors and 4 consultants with vesting periods ranging from immediately upon issuance to three years beginning January 4, 2021.

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

Total share-based compensation expense included in the statements of operations for the nine months ended September 30, 2021 and 2020 is $893,431 and $483,208 of which $874,176 and $467,468 is related to stock options, respectively.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2021 and 2020:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.19 – 0.70%	0.22-1.52%
Expected volatility	116.8- 123.8%	114.0-117.0%
Expected life (in years)	5	5

Option activity for the nine months ended September 30, 2021 and the year ended December 31, 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2019	180,912	18.11	5.09	25,988
Granted	579,998	2.55	4.57	-
Exercised	-	-	-	-
Forfeited or cancelled	(47,900)	22.62	-	-
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	697,831	3.29	4.64	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(5,230)	4.41	-	-
Options outstanding September 30, 2021	1,400,407	4.24	4.14	267,577
Options expected to vest in the future as of September 30, 2021	574,146	3.59	4.29	110,275
Options exercisable at September 30, 2021	826,261	4.68	4.04	157,302
Options vested, exercisable, and options expected to vest at September 30, 2021	1,400,407	4.24	4.14	267,577

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.02 closing price of our common stock on September 30, 2021. None of the 2021 option grants have an exercise price currently below $3.02.

At September 30, 2021, there was $1,544,383 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 3.0 years.

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

On August 11, 2021, the Company granted, pursuant to the Plan, (i) 77,748 SARs to its President and Chief Executive Officer, (ii) 30,313 SARs to its Vice President of Business Development, (iii) 76,304 SARs to its Chief Technology Officer, and (iv) 48,580 SARs to its Chief Financial Officer. The exercise price of each such SAR is $3.42, which was the closing price of the Company’s common stock on the date of grant.

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

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2021 and 2020:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.4%	0.22%
Expected volatility	122.8%	116.8%
Expected life (in years)	5	5

SARs activity for the nine months ended September 30, 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)

SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.86	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding September 30, 2021	370,624	3.15	4.49	51,955
SARs expected to vest in the future as of September 30, 2021	250,975	3.19	4.52	29,687
SARs exercisable at September 30, 2021	119,649	3.08	4.42	22,268
SARs vested, exercisable, and options expected to vest at September 30, 2021	370,624	3.15	4.49	51,955

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $3.02 closing price of our common stock on September 30, 2021. None of the 2021 SARs grants have an exercise price currently below $3.02.

At September 30, 2021, there was $614,947 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.87 years.

Warrants

Warrant activity for the nine months ended September 30, 2021 and 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2019	363,727	25.60	3.12
Granted	1,481,995	3.22	4.89
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at September 30, 2020	1,845,722	7.64	4.39

Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.89
Exercised	(495,641)	2.59	-
Forfeited or cancelled	-	-	-
Warrants outstanding at September 30, 2021	3,987,931	6.10	2.36

In connection with its March 2021 private placement, the Company issued warrants to purchase 2,190,000 shares of its common stock at an exercise price of $4.32 per share. Each Warrant became exercisable on May 24, 2021, the date the Company obtained stockholder approval of an increase in the authorized shares of the Company’s Common Stock and will expire two years from such date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon the cash exercise of the Warrants.

In connection with its January 2021 public offering, the Company issued to the Underwriter or its designee warrants to purchase 136,943 of shares of common stock. Such warrants have a term of five years from the commencement of sales in the Offering and an exercise price of $3.75 per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including, but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, or the impact of COVID-19 on our business, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and elsewhere in this report.

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

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

We generate revenues through licensing our PrintRite3D® hardware and software edge computing platform to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During the three months ended September 30, 2021, we recognized revenue of $700,237, as compared to $248,526 in revenue recognized during the same period in 2020, an increase of $451,711. The increase is primarily due to increased PrintRite3D® unit sales, including the Company’s first multi-unit sale, which was to a U.S. Department of Energy contractor, as well as a single unit sale to a U.S. National Laboratory. Third quarter 2021 revenues were partially offset by a return from a first quarter sale of $72,000.

Our cost of revenue for the three months ended September 30, 2021 and 2020 was $164,766 and $97,785, respectively, an increase of $66,981. The increase is primarily attributable to additional PrintRite3D unit sales, partially offset by a decrease in certain material costs, and lower costs associated with the Company’s Rapid Test and Evaluation (“RTE”) program.

Our gross profit for the three months ended September 30, 2021 was $535,471, or 76.5% of revenues, as compared to $150,741, or 60.7% of revenues for the same period in 2020.

Sigma’s total operating expenses for the three months ended September 30, 2021 were $3,026,888 as compared to $1,362,513 for the same period in 2020, an increase of $1,664,375.

Salary and benefits costs were $1,222,760 for the three months ended September 30, 2021, as compared to $657,889 for the same period in 2020, an increase of $564,871 or 86%. Employee salary increases, together with 13 additional employees contributed $289,356, while associated taxes and benefits contributed $75,511, and increased expense associated with the stock appreciation rights granted to executive management in August 2021 contributed $200,004 to the increase.

Stock-based compensation was $659,512 for the three months ended September 30, 2021, as compared to $58,219 for the same period in 2020, a $601,293, increase. This increase is partially due to a timing difference as stock options were awarded to employees in the second quarter of 2020 versus the third quarter of 2021, as well as an overall increase in stock options granted to employees, including our thirteen new employees in August 2021, and fully vested stock options granted to the Company’s newly hired Senior Vice President.

Research and development expenditures of $131,772 were incurred during the three months ended September 30, 2021 compared to $79,673 in the same period of 2020, a $52,099 or 65% increase. The increase is primarily attributable to $27,500 in CT scans related to new development work, $5,019 related to optics redesign, and $19,580 in purchase of lab supplies and part and materials.

Investor, public relations and marketing expenses of $119,622 were incurred during the three months ended September 30, 2021, as compared to $66,794 incurred during the same period in 2020. The increase of $52,828 or 79% is primarily due to an increase in tradeshow expenses of $38,699, and the reclassification of proxy management expenses from Investor Relations to Organization Costs of $26,135 in 2020, partially offset by decreased advertising costs of $8,252 in 2021.

Organization costs of $342,112 were incurred during the three months ended September 30, 2021, as compared to $173,041 in the same period in 2020. The increase of $169,071 or 98% is primarily due to additional $6,465 in Shareholder Services, $11,450 in Organization Costs, and $151,156 in Stock Options expense from grants made to non-employee directors in August 2021.

Legal & professional fees incurred in the three months ended September 30, 2021 were $261,075 compared to $133,273 incurred during the same period in 2020. The increase of $127,802 is primarily attributed to increased legal fees of $20,415, increased accounting fees of $7,244 related to certain regulatory filings, increased recruiting fees of $56,805 related to new hires, increased consulting fees of $51,966, and increased information technology expense of $1,517, partially offset by a $10,145 reclassification of other professional services to research and development.

Office expenses incurred during the three months ended September 30, 2021 were $172,238 compared to $84,357 incurred during the same period in 2020, an increase of $87,881, or 104%. The increase is primarily due to increased travel costs of $54,864 as a result of easing of COVID related travel restrictions, an increase of $12,659 in dues and subscriptions, primarily related to new software applications including customer relationship management, product lifecycle management, and compliance, an increase of $9,312 in postage and shipping, increased training and education expense of $6,082 and an increase in supplies and miscellaneous expenses of $4,964.

Depreciation and amortization expense for the three months ended September 30, 2021 was $27,689, compared to $50,167 for the same period in 2020, a decrease of $22,478, or 45%. The primary reason for the decrease is an adjustment in 2020 for the reclassification of a protype PrintRite3D system from finished goods to fixed assets.

Other operating expenses were $90,108 for the three months ended September 30, 2021, compared to $59,100 incurred during the same period in 2020. The increase is primarily due to higher insurance premiums in 2021, and an increase in bank fees from a credit card transaction.

In the three months ended September 30, 2021, our net other income & expense was net income of $439 compared to net expense of $6,241 in 2020. The increase is primarily the result of the interest paid to employees on salary reductions in 2020.

Sigma’s net loss applicable to common stockholders for the three months ended September 30, 2021 totaled $2,505,198 as compared to $1,955,357 for the same period of 2020, a $549,841 decrease. The third quarter net operating loss contributed $1,279,646 to the loss increase, partially offsetting these losses was an increase in other income of $6,680, and preferred dividends of $723,124.

Nine Months Ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we recognized revenue of $1,302,525 compared to $637,944 during the same period of 2020. The primary contributors to the $664,581 increase were an increase in PrintRite3D® unit sales contributing $799,221, partially offset by a decrease in revenue from our Rapid Test and Evaluation Program (RTE) of $82,064 and a first quarter sale return for $72,000. Third quarter 2021 revenues included the Company’s first multi-unit sale, which was to a U.S. Department of Energy contractor, and a single unit sale to a U.S. National Laboratory.

Our cost of revenue for the nine months ended September 30, 2021 was $409,493 compared to $400,172 during the same period in 2020. The increase of $9,321 is primarily due to the cost associated with our increase in PrintRite3D® unit sales, partially offset by a decrease in certain material parts, as well as a decrease in the ongoing support of legacy RTE programs, including equipment upgrades and additional labor costs.

Our gross profit for the nine months ended September 30, 2021 was $893,032, or 68.6% of revenues, as compared to $237,772, or 37.3% of revenues for the same period in 2020.

Sigma’s total operating expenses for the nine months ended September 30, 2021 were $6,976,944 compared to $4,448,708 for the same period in 2020, a $2,528,236, or 56.8% increase.

Payroll costs for the nine months ended September 30, 2021 were $3,055,279 compared to $1,915,381 for the same period in 2020, an increase of $1,139,898. The increase is primarily due to increased salaries of $741,303 reflecting raises granted in January and 13 additional employees in 2021 as compared to 2020, an associated increase in taxes and benefits of $137,976, and $260,619 of increased expense related to stock appreciation rights granted to executive management in August, 2021.

Stock-based compensation for the nine months ended September 30, 2021 was $893,431 compared to $483,208 for the same period in 2020, a $410,223 increase, primarily due annual option grants made to employees in August of 2021, including 13 additional employees as compared to 2020, and options granted to the Company’s newly hired Senior Vice President.

During the nine months ended September 30, 2021, Sigma incurred research and development expenditures of $608,812 compared to $245,008 in the same period of 2020. The $363,804 increase is a result of development costs incurred in connection with PrintRite3D version 7.0 of $89,800, increased purchase of lab supplies of $115,453, CT scans conducted for new development work and a simulation project totaling $101,138, increased write-offs of obsolete inventory and metal powder of $53,082, and $26,351 related to an optics redesign. Partially offsetting these increases was a decrease in consulting costs of $22,020 due to the full time hire of a consultant in 2021.

Investor, public relations and marketing expenses incurred in the nine months ended September 30, 2021 were $342,725 compared to $353,802 during the same period in 2020. The $11,077 decrease in the nine-month comparative expenditures results primarily from decrease in marketing and advertising expenses of $72,490 as a result of discontinuing Network Newswire services and the use of a public relations firm. Partially offsetting these decreases were an increase in Tradeshow expense of $38,698, and the reclassification of proxy management expenses of $26,135 to organization costs in 2020.

Organization costs for the nine months ended for September 30, 2021 were $578,256 compared to $328,716 during the same period in 2020, an increase of $249,540. The increase is primarily due to an increase of $273,429 related to stock option grants to non-employee directors in January and July of 2021 verses none in the first half of 2020. Non-employee directors received their option grants at the end of July, 2020. Partially offsetting this increase was a decrease in non-employee director cash compensation of $20,931, and lower transfer agent expenses of $2,958 resulting from fewer share transactions in the first nine months of 2021.

Legal and professional fees incurred in the nine months ended September 30, 2021 were $681,941, compared to $530,660 incurred during the same period in 2020, an increase of $151,281, or 29%. Legal fees decreased by $81,822 due to expenses incurred during the first quarter of 2020 in connection with our January 2020 private offering, Nasdaq related matters, and our February 27, 2020 reverse stock split. Also contributing to the decrease were lower accounting related expenses of $9,426. Partially offsetting these decreases was an increase in recruiting fees of $147,473 related to 13 new hires in 2021, increased consulting fees of $87,301 related to an external marketing consultant and corporate consulting services, and increased IT services of $7,755.

During the nine months ended September 30, 2021, Sigma’s office expenses were $472,335 compared to $310,947 in the same period of 2020. The $161,388 increase in these expenditures primarily resulted from $30,693 in postage and shipping, $27,500 in new computer hardware and software related to new hires, payroll servicing fees of $10,685 due to new hires and a first-year fee discount that ended in 2020, increased dues and subscriptions of $35,786 to new software applications, including customer relationship management, product lifecycle management, and compliance, increased travel expenses of $46,438 and increased training and education expense of $12,146, partially offset by a decrease in rent and utilities expense of $1,861.

Depreciation and Amortization expense for the nine months ended September 30, 2021 was $76,502, compared to $86,150 for the same period in 2020. The primary reason for the decrease is due to a nine month catch up adjustment in 2020 from the reclassification of a prototype PrintRite3D system from finished goods inventory to fixed assets.

Other operating expenses for the nine months ended September 30, 2021 were $267,663, as compared to $194,836 during the same period in 2020. The increase of $72,827 is primarily due to increased insurance premiums.

In the nine months ended September 30, 2021, our net other income & expense was net income of $1,096,727, as compared to net income of $499,700 during the same period in 2020. The increase is primarily a result of a gain of $1,092,441 on the revaluation of the derivative liability incurred in connection with the issuance of warrants to purchase common stock in our March 2021 offering, and $9,095 from a new interest-bearing sweep bank account, as compared to 2020 New Mexico state job incentive credits of $151,657 and $361,700 from the forgiveness of our PPP loan.

Sigma’s net loss applicable to common shareholders for the nine months ended September 30, 2021 totaled $5,076,532 as compared to $5,455,707 for the same period in 2020, a $379,175 decrease. While the net operating loss increased by $1,872,976, the increase of $597,027 in other income together with a decrease in preferred dividend expense of $1,655,124 accounted for the overall decrease.

We financed our operations during the three and nine months ended September 30, 2021 and 2020 primarily from revenue generated from PrintRite3D® system sales and engineering consulting services we provided to third parties during these periods and through sales of our common and preferred stock. We expect that our revenue will increase in future periods as we seek to further commercialize and expand our market presence for our PrintRite3D®-related technologies.

Liquidity and Capital Resources

As of September 30, 2021, we had $13,064,394 in cash and working capital of $13,977,104, as compared with $3,700,814 in cash and working capital of $4,332,053 as of December 31, 2020.

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

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	The cost of expending, maintaining, and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	The effect of competing technological and market developments;
●	The revenue from the sales of our existing and future products;
●	The cost of operating as a public company; and
●	The increasing cost of engineering talent.

During the remainder of 2021 and throughout 2022, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology, including the May 2021 release of version 7.0, will enable us to further commercialize this technology into the AM metal market in 2021. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies).

As the third quarter of 2021 progressed, the effect of COVID-19 on our ability to generate revenue, seemed to lessen; however, the Company continued to be adversely affected by the COVID-19 global economic slowdown, which has resulted in lower revenue than anticipated. Two key industries with which we do business, aerospace and oil and gas, have experienced a reduction in the global demand for their products due to the pandemic. As a result of the decrease in the demand for our products from customers and potential customers in these and other industries, the Company expects that revenue from these sectors will remain under pressure. It is impossible to know at this time how long companies will limit capital expenditures and if the industries that have been most negatively affected will resume normal purchasing. Additionally, access to customer and prospect installations due to country specific regulations regarding COVID-19 quarantining has consumed resources for longer periods of time than expected, resulting in overall lower productivity and increased expenses. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which would be a positive trend for the Company.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 increased to $4,786,590 from $3,676,595 during the same period in 2020, a $1,109,995 increase. Primary drivers of the increase were increased net loss of $1,275,948, the gain on the derivative liability of $1,092,441, and increased inventory of $231,148. Partially offsetting these increases were an increase in non-cash securities-based compensation of $698,618, a decrease in accounts receivable of $94,349, and a decrease in accounts payable and accrued expenses of $721,705.

Net Cash Used/Provided by Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2021 was $254,772, which compares to $249,452 of cash used by investing activities during the same period of 2020, an increase of $5,320. This is primarily attributable to increased equipment purchases of $28,557, partially offset by lower patent costs of $23,737 during the period.

Net Cash Provided by Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2021 increased to $14,404,942 from $8,349,676 during the same period in 2020 due to the receipt of $14,869,899 of proceeds less $1,600,967 of offering costs, in connection with our January 2021 and March 2021 private and public offerings and exercise of Preferred Warrants. Cash provided by financing activities during the same period in 2020 resulted from the receipt of $3,600,000 in proceeds less $820,224 of offering costs in connection with our January 2020 and April 2020 offerings, and $5,619,900 in proceeds from the exercise of warrants, partially offset by the payment of the remaining outstanding principal balance on a convertible note payable in the amount of $50,000.

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

We have no credit lines as of October 21, 2021, nor have we ever had a credit line since our inception.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Sigma Labs, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*

10.2	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*

10.3	Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGMA LABS, INC.

October 21, 2021	By:	/s/ Mark K Ruport
Mark K. Ruport
President and Chief Executive Officer (Principal Executive Officer)

October 21, 2021	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

