Form 10-K
period 2021-12-31
SIGMA LABS, INC.
filed 2022-03-24
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

SIGMA LABS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒.No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ . No ☒.

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $40,750,250. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of March 23, 2022 was 10,498,802.

Documents incorporated by reference: None

SIGMA LABS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2021

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including, but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Certain factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this report.

Introductory Comment

Throughout this report, unless otherwise indicated or the context otherwise requires, references to the “Company,” “Sigma,” “Sigma Labs,” “we,” “us” and “our” refer to Sigma Labs, Inc. On February 27, 2020, we effected a one-for-ten reverse stock split of the outstanding shares of our common stock and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. All common stock and per share information (other than par value) contained in this Annual Report on Form 10-K have been adjusted to reflect the foregoing reverse stock split.

PART I

ITEM 1. BUSINESS.

The Company:

Sigma is a software company that was founded by scientist-engineers composed of physicists and metallurgists then working at Los Alamos National Labs for the entrepreneurial purpose of developing sophisticated metallurgical products. Since 2016, the Company’s focus has been on solving the complex and challenging problem of how to best assure the high quality of metal parts manufactured in laser powder bed additive manufacturing, or 3D printing, machines. Sigma and many others believe that until this problem was solved, 3D manufacturing of metal parts would not be scalable enough to grow past prototyping and mature into a major industry enjoying high quality yields and cost-efficient production runs. The solution that Sigma developed to solve this problem is In-Process-Quality-Assurance (“IPQA®”) software known as PrintRite3D®.

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

We believe that there are several significant hurdles to be overcome for broader adoption of additive technologies for the production of industrial metal parts. Among these are lack of quality, consistency, and industry standards along with cost. The Company believes PrintRite3D® has the potential to contribute to widespread industrialization of 3D metal printing. Additionally, the disruption in complex and rigid supply chains caused by COVID-19 exposed the country’s vulnerability to shortages in times of crisis. In response, manufacturers are devising strategies to be able to be more agile, increase their ability to manufacture mission critical parts on demand, with more customization, and closer to where the end part will be needed.

PrintRite3D® Technology and Product Family

PrintRite3D® is an integrated hardware and software edge computing platform, or in-process quality assurance system that combines inspection, feedback, data collection and critical analysis. It is a 3D printer platform-independent solution that can be installed as a retrofit to an existing 3D printer or requested as a factory option from select 3D printer OEMs. PrintRite3D® provides a high-fidelity, accurate system that can confidently scale to multi-laser 3D metal printers. The PrintRite3D® system detects potential anomalies and incorporates machine learning in conjunction with developed metrics to map those metrics to the post-process data. This provides the ability to reduce post-production testing and costs, while creating a certification framework that serves the needs of end-users, printer manufacturers, and standards organizations.

PrintRite3D was initially developed to work with industrial 3D metal printers using the Powder Bed Fusion (PBF) process, which is the most widely used process for industrial metal applications. In 2020, we announced PrintRite3D for Direct Energy Deposition, or DED, for metal parts. PrintRite3D DED opens up another segment of the industrial metal market for Sigma to sell and distribute our technology. In 2021, the Company introduced PrintRite3D Selective Laser Sintering, or (SLS) for polymer materials. The polymer market is larger and more advanced than the metal market. There is an increasing need for quality and standards within the polymer market to support mission critical parts such as those being used in aerospace, space exploration, and defense. The Company’s entry into this market was customer driven by a supplier of critical equipment to the space exploration market. The Company believes that PrintRite3D’s ability to work across a different 3D printers, processes and materials gives it a competitive advantage and will help accelerate the adoption of 3D printing for industrial applications.

Distribution Methods

Sigma Labs employs a multi-channel distribution model for its IPQA products including a direct sales force, value added resellers (“VARs”) and 3D printer Original Equipment Manufacturers (“OEMs”). In 2021, the majority of the Company’s revenue was generated by direct sales in North America and Europe. VARs are currently used in Japan and India. The Company plans to extend its VAR channel outside of North America and Europe. Since 2020, the Company has moved aggressively to establish and extend relationships with 3D printer OEMs and began to generate revenue from this channel. The revenue generated by the OEMs in 2021 did not meet the Company’s projections due to several reasons, including but not limited to: (1) the ramp up time for the OEM’s sales force, (2) the ongoing impact of COVID on our European based OEM partners, and (3) the lack of OEM sales into select vertical markets (e.g., aerospace and space exploration) that require that parts conform to specific quality standards. We expect that the percentage of the Company’s revenue coming from OEMs will increase in 2022 and beyond.

The Company markets its products through webinars, email and social media campaigns, and participation, both in person and virtually, in industry events and tradeshows. In addition, the Company collaborates with international standards organizations in the establishment of standards for AM.

Sources and Availability of Parts and Materials

We have important relationships with several suppliers for critical components of our PrintRite3D® systems, in particular optics and data acquisition components, and development of our user interface. To-date, we have not experienced shortages of components, however, in some cases COVID-19 has resulted in increased lead times and cost for certain parts. We manage the risk of component shortages by sourcing backup suppliers, and in the case of our user interface, hiring engineers in-house to support the ongoing development and maintenance.

Dependence on a Few Major Customers and Partners

The Company has established distribution agreements with two international 3D printer OEMs. We expected each to contribute a significant percentage of our 2021 revenue, however due to the previously discussed reasons, revenue in the first year of the relationship did not meet either company’s expectations. The Company supports the OEMs with joint marketing programs, field sales and technical support personnel to assist in the sale of its technology. It is the Company’s intent to continue to build the OEM channel through distribution relationships with other 3D printer OEMs in the future.

Competition

PrintRite3D® is a third-party, agnostic In-Process Quality Assurance system designed to provide a consistent, standards-based measurement and prediction of quality across a heterogeneous collection of 3D printers. Competition has been primarily from the printer OEMs who offer their own monitoring system, usually as a separately priced option to its printers. Sigma believes that the future of AM will consist of factories with various generations of printers from various manufacturers. The primary reasons that global manufacturers will have machines from various vendors is that certain machines and technologies are better suited for different applications than others. Additionally, as the industry progresses, innovation will accelerate, and new leaders will emerge. Finally, many believe that there will be a consolidation of 3D metal manufacturers and the number of vendors will decrease from approximately 50 to a much small number over the next decade. Although standards for monitoring are slowly being set by various international standards organizations, it is highly unlikely that printer OEMs will modify their monitoring systems to work with other OEMs machines. Therefore, we believe that the only way to produce parts with a consistent level of quality is with a third-party, agnostic, standards based IPQA system, such as PrintRite3D®. Over the past year or so, new competitors have entered the market with monitoring technology that follows Sigma’s lead as a 3rd party agnostic system capable of working across 3D printer machine types. These systems use camera-based technology and machine learning to identify gross defects during the printing process. These solutions are useful; however, they fall short of determining root cause, and unlike PrintRite3D, are not capable of instructing the printer, through closed-loop control, to vary certain machine variables such as laser power to avoid creating the defects.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The chart below summarizes our issued patents. We are currently prosecuting foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. There is no guarantee that the patent applications we have submitted will issue or that if issued, they will offer adequate protection under applicable law.

Sigma Labs, Inc. Patent Portfolio as of December 31, 2021
Jurisdiction	Granted	In Process	Total
US	13	16	29
PCT	-	3	3
EP	-	4	4
Germany	1	7	8
China	1	4	5
Japan	-	2	2
Korea	-	1	1
Total	15	37	52

The Company believes that its patented PrintRite3D® technology is a significant barrier to entry to competitors attempting to replicate the Company’s strategy.

Title	Type	Patent No. or Application No.	Expiration Date

Methods and Systems for Monitoring Additive Manufacturing Processes	US Utility	9,999,924	5/11/36
Systems and Methods for Additive Manufacturing Operations	US Utility	10,207,489	6/20/37
Material Qualification System and Methodology	US Utility	10,226,817	4/26/37
Material Qualification System and Methodology	China Utility	ZL201680010333.X	1/13/26
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,317,294	5/2/35
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,479,020	8/1/38
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,520,372	3/25/35
Systems and Methods for Additive Manufacturing Operations	US Utility	10,717,264	12/28/38
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,639,745	2/21/39
Photodetector Array for Additive Manufacturing Operations	US Utility	10,786,850	2/21/39
Multi-Sensor Quality Inference and Control for Additive Manufacturing Processes	US Utility	10,786,948	4/24/37
Optical Manufacturing Process Sensing and Status Indication System	US Utility	11,073,431	3/25/35
Method and System for Monitoring Additive Manufacturing Process	US Utility	11,135,654	8/11/35
Layer-Based Defect Detection Using Normalized Sensor Data	US Utility	11,072,043	1/26/40
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	Germany Utility	112,018,001,597	8/1/38

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

As of March 23, 2022, we have several active contracts with government agencies. During fiscal year 2021, we entered into two contracts with government agencies, and we plan to increase this activity in the future.

Human Capital

As of December 31, 2021, we had 33 full-time employees. We continue to search for additional, qualified personnel, to support our expanding operations in the area of IPQA® for AM. We believe that our future success depends, in part, upon our continued ability to attract and retain highly skilled employees and management and technical personnel. Employee engagement is important to us and we focus on continuously enhancing our corporate culture.

Compensation and Benefits

We strive to provide robust and competitive compensation and benefits to our employees. Our benefit programs include bonuses, stock-based compensation awards, a 401(k) plan with employer matching, healthcare and insurance benefits, flexible paid time off and other employee assistance programs.

COVID-19 Pandemic

The health and wellness of our employees is also critical to our success. In an effort to keep our employees safe during the COVID-19 pandemic, we have implemented a number of health-related measures including, but not limited to, protocols governing the use of face-masks while on company property, temperature taking protocols, a flexible work-from-home policy, cleaning procedures at our offices, and social-distancing protocols, which measures we will continue to monitor.

Corporate Information

We incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name from Framewaves Inc. to Sigma Labs, Inc.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this report.

Recent Developments

On February 17, 2022, we announced that Jacob Brunsberg was appointed as President and Chief Operating Officer of the Company. In this position, Mr. Brunsberg will have responsibility for product direction, strategic relationships, sales, marketing, and engineering. As President and Chief Operating Officer, he will report to Mark K. Ruport, Sigma’s Chief Executive Officer. Mr. Brunsberg will oversee several strategic initiatives designed to accelerate the growth and performance of the company, including the transition to a software only offering, initiating and implementing a comprehensive OEM integration program, building strategic partnerships, and implementing a new subscription-based pricing model as an option to our existing perpetual pricing model. Each of these key initiatives is integral to lowering the additive manufacturing (“AM”) industry’s technology adoption barriers and easing entry and expansion for manufacturers and OEM partners.

On January 26, 2022, we announced that together with Materialise, a leading provider of additive manufacturing (AM) software and services, we had developed a breakthrough technology to enhance the scalability of metal AM applications. The new platform combines the Materialise Control Platform and Sigma Labs’ PrintRite3D® sensor technology to allow users to identify and correct metal build issues in real-time. With added control over their unique processes, manufacturers can optimize metal AM processes for consistency and repeatability, key factors in scaling AM operations for serial production.

On January 25, 2022, we announced that our PrintRite3D® in-process quality assurance solution had been purchased by Auburn University, based in Auburn, Alabama. The PrintRite3D solution will be installed on the university’s EOS M290 machine and is the start of an academic and industrial collaboration between the university and Sigma Labs, and we will deploy the system under a commercial lease/purchase program that provides more flexible and acceptable terms for academic institutions and early adopters.

PrintRite3D will be implemented to support several projects at the Auburn University National Center for Additive Manufacturing Excellence (NCAME) to utilize 3D printed (additively manufactured) components to improve commercial air and space travel. As reported by the Auburn University Samuel Ginn College of Engineering, NCAME is funded by a $3 million grant from the Federal Aviation Administration (FAA). The objective is to address issues related to the variability in additive manufacturing machines, as well as generate an understanding of how microscopic anomalies in the 3D-printed metals affect overall fatigue and fracture properties.

On January 20, 2022, we announced that our PrintRite3D® in-process quality assurance solution will be certified to work with Aconity3D’s line of 3D metal printers and available as a standard option via Aconity3D’s online configurator. Aconity3D will designate their printers as ‘PrintRite3D Ready™’. As an original equipment manufacturer (OEM) Aconity3D will sell, install and support PrintRite3D as an integrated solution to its customers.

Aconity3D is a machine manufacturer for laser-based 3D printing of metals, with a focus on the buildup of customer specific systems for Laser Powder Bed Fusion (LPBF), in which metal particles are fused layer upon layer by a laser. The Aconity System Framework allows full customization of each machine for customers’ specific applications. Aconity3D’s customers and partners include leading industrial, aviation and automotive companies, and world-renowned institutes and universities at the forefront of the additive manufacturing (AM) landscape.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in statements made by us or on our behalf in filings with the SEC, press releases or communications with investors and others. Any or all of our statements in this annual report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this annual report or our other public statements. The occurrence of any of the events or developments described below could harm our financial condition, results of operations, business and prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have similar adverse effects on us.

Risks Related to Our Business

We are not currently profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended December 31, 2021 and 2020 were $7,488,172 and $7,009,414, respectively. As of December 31, 2021, our accumulated deficit was $40,593,180. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2021 and December 31, 2020 were $1,651,765 and $807,488, respectively, and our operating expenses for those periods were $9,571,185 and $5,914,299, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We will require additional financing to continue our operations, and there is no assurance that we will be able to obtain such financing on acceptable terms, or at all.

As of December 31, 2021, we had cash of $11,447,047. We will need to raise additional financings to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. To the extent that funds are not available to us, we may be required to delay, limit or terminate our business operations and may lose our NASDAQ listing.

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

Any economic downturn generally could cause a drop in government spending and business investment, which could have a material adverse effect on our business. Further, as a result of the current global economic and geopolitical situation, there may be a disruption or delay in performance by our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

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

Some of our contracts with clients contain initial or base periods of one or more years, as well as option periods typically covering more than one-half of the contract’s initial duration. However, such clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly. Additionally, our contracts contain provisions permitting a client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

We have operated our current line of business for approximately eleven years, and we expect to grow in the near future as our business develops and becomes further established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put us at risk for uninsured losses.

Some or all of our customers may require insurance as a requirement to conduct business with us. Although we currently have product liability insurance, we may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that we can afford, and insurance may not be available at any cost with respect to certain losses. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put us at risk of loss for any uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on key personnel, and the loss of any of these individuals could harm our business.

We depend on key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

We may be dependent on cash flow and payments from customers in order to meet our expense obligations.

A number of factors may cause our revenues, cash flow and operating results to vary from quarter to quarter, including the following:

●	the progression of contracts;

●	the rate of customer adoption of our new subscription pricing program;

●	the commencement, completion or termination of contracts during any particular quarter;

●	the schedules of government agencies and large multinational corporations for awarding contracts;

●	the failure of our customers to fulfill their obligations under contracts with us; and

●	the term of awarded contracts and potential acquisitions.

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

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses actually and reasonably incurred by an officer or director paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he or she is made a party by reason of being or having been one of our directors or officers. To the extent that our directors’ and officers’ insurance policy does not provide reimbursement for such costs, charges, expenses and other amounts, we may incur substantial expenses in satisfying our indemnification obligations.

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

Our results of operations may be negatively impacted by the COVID-19 pandemic.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put in place by businesses and governments, may have a material economic effect on our business. Additionally, the coronavirus may result in disruption of financial markets, which may reduce our ability to access capital either at all or on favorable terms.

Risks Related to Our Securities

The price of our securities is subject to volatility related or unrelated to our operations, which could result in substantial losses for our stockholders.

Between January 1, 2021 and December 31, 2021, the trading price of our common stock has ranged from a low of $1.77 to a high of $7.64 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

We have broad discretion in the use of the net proceeds of our securities offerings and may not use them effectively.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we had 10,498,802 outstanding shares of common stock. Future sales of a large number of our shares or upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of December 31, 2021, 465 shares of our preferred stock are outstanding, consisting of 132 shares of Series D Preferred Stock and 333 shares of Series E Preferred Stock. In addition to the possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities, the Certificate of Designations for the Series D Preferred Stock provides that upon occurrence of certain triggering events described in the Certificate, including but not limited to, payment defaults, breaches of the transaction documents pertaining to the Series D Preferred Stock and failure to maintain listing on the NASDAQ Capital Market, the Series D Preferred Shares would become subject to redemption, at the option of the holder, at a 125% premium to the underlying value of the Series D Shares being redeemed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 3,700 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,772 square feet of office space and 1,928 square feet of warehouse / production space for a monthly rent expense of approximately $6,115. The leases expire on July 31, 2022. In addition, we lease one office at a Regus Business Center at One Sun Plaza, Albuquerque, New Mexico 87109 at a monthly rent expense of $1,115. The lease expires on January 31, 2023. We believe that our facilities are suitable for our current needs, but we are evaluating the need for a larger space as we grow.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, we may become subject to legal proceedings and claims that arise in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SGLB.”

Shareholders

As of March 23, 2022, there were approximately 568 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our anticipated capital requirements and other factors that the board of directors may think are relevant. We have paid dividends on our preferred stock pursuant to an agreement with investors and may do so in the future pursuant to future financing agreements, if any. The Certificate of Designations of our Series D Preferred Stock prohibits us from declaring or paying any cash dividend or distribution on any of its capital stock, other than as required by the Certificate of Designations.

Recent Sales of Unregistered Securities

In March 2021, the Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm as partial compensation for services previously rendered. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(2) of the Securities Act for transactions not involving a public offering.

Repurchase of Shares

During fiscal 2021, we purchased 5,204 shares of our common stock at a price of $3.47 per share, the average of the Company’s opening and closing stock price on the date of purchase, upon the exercise of our right of first refusal in connection with an employee’s exercise of an option to purchase such shares.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number or approximate dollar value of shares that may yet be purchased under the plans or programs
August 15 – August 31, 2021	5,204	$3.47	-	-
Total	5,204	$3.47	-	-

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Long-Term Strategic Direction

In January 2022, we announced the foundational elements of a three-year plan that we believe will increase the Company’s ability to achieve its mission of setting the quality standard for additive manufacturing. The combined strategies are geared at making our technology more consumable in terms of ease of use and cost by end users, both for initial purchases and expansion opportunities, making it easier for original equipment manufacturers (“OEMs”) to embed our technology and generate attractive revenue streams for the OEM, and finally increasing the Company’s gross margins by moving towards a software-only solution.

To lower the barrier for initial users and for expansion opportunities within end users with a large number of printers, the Company announced that it will be offering its current PrintRite3D integrated hardware and software solution on a subscription basis. The impact of the change will reduce the initial upfront cost to a new user from over $100,000 to approximately $3,000-$4,000 per month. In addition, the subscription model will smooth out the Company’s revenue and cash receipts while making them more predictable.

In order to expand the number of OEMs distributing our technology, we recently launched a three-tiered OEM program directed to: (1) new OEMs without their own quality assurance or monitoring solution; (2) established OEMs with a quality monitoring offering, but who have customers with multiple printers from multiple OEMs and want a single 3rd party quality and analytics solution with consistent quality metrics across printers, processes and materials; and (3) OEMs building open APIs to integrate components of Sigma’s proprietary technology with their current offerings.

In 2019, Sigma entered the market with a productized integrated hardware/software solution to address the retrofit market, i.e., end users that had purchased a printer, and wanted a 3rd party quality and analytics solution. Subsequently, the Company was successful in creating initial partnerships with OEMs such as Additive Industries and DMG Mori to offer PrintRite3D as an integrated hardware/software edge computing solution. We are now working with OEMs on their next generation printers to offer a software-only solution that will utilize the printer’s computing infrastructure and dramatically reduce the overall cost of its technology, enabling the opportunity to move towards a software only embedded solution on every printer sold by partner OEMs.

The combination of subscription pricing and the software-only embedded OEM offerings are intended to make our technology more affordable to acquire and easier for OEM’s to bundle, distribute and support in an effort to become the industry standard.

Covid-19 Business Update

The worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries and had what the Company believes to be a short-term negative impact on the Company’s expected timing of generating meaningful revenue. Further, the future impact of the outbreak, including variations of the virus, is highly uncertain so that no assurance can be given that the outbreak will not have a material adverse impact on the future results of the Company. It is also uncertain as to any further disruption of the financial markets, which may reduce our ability to access capital, either at all, or on favorable terms.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements

Revenue Recognition - The Company’s revenue is derived primarily from sales of our software and related hardware suite and from providing engineering services under contracts. Generally, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant estimates and judgements for determining revenue recognition include: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Inventory Valuation - Inventories consist of raw materials used in the production of customized parts, work-in-process and finished goods components which will be sold to customers. Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Charges for obsolete inventory are based on specific identification of inventory items resulting from regular, on ongoing reviews of our build of materials.

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

Stock Based Compensation – We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, share appreciation rights and employee share purchase plans. Compensation cost is measured on the date of grant at its fair value.

Equity instruments issued to non-employees are recorded on the basis of the grant date fair value of the instruments. In general, the measurement date is either (a) when a performance commitment, as defined, is reached or (b) the earlier of the date that (i) the non-employee performance requirement is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

The grant date fair value of stock based and other equity instruments is calculated using the Black Scholes valuation model, and requires estimates of several inputs to the model, including risk-free interest rates, dividends, and expected volatility of our stock price.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

We generate revenues through hardware and software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal AM. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

During fiscal 2021, we made a significant investment in both our employees and our infrastructure, adding resources to be in a position to grow our business.

Employees and Headcount

We added 13 full-time employees in 2021. We increased our sales team from two at the beginning of the year to seven in an effort to expand our business. Specifically, we hired a senior director of sales in the US Western region, an area sales manager for the European, Middle East and Africa (EMEA ) region, and three technical sales engineers, one of whom is in Europe, to support our business development and sales efforts. We also added a total of seven engineers including three software engineers and four applications engineers, who will be furthering our machine learning and artificial intelligence (“AI”) initiatives, as well as increasing our manufacturing capacity and ability to perform customer installations and field support. Finally, in September 2021, we hired a Senior VP of Product Management and Strategic Relationships.

The labor market is extremely competitive, and our highly trained, skilled, and talented employees are heavily recruited by others. To that end, we have made additional investments in our employees designed to ensure we remain competitive in the marketplace. This also aligns well with, and reinforces, our “employee first” culture. In addition to salaries, we improved our benefits by offering a premium health care plan option and increasing the Company’s contribution to premiums. We have also added a Company paid short-term disability insurance plan and optional long-term disability insurance plan. And finally, we have increased equity related compensation to everyone in our Company, from non-employee directors to executive management to employees and consultants. We believe that this is an important component of aligning shareholder, company, and employee interests and vests everyone in the growth and success of Sigma.

Gross Margin

In fiscal year 2021, we increased our gross margin to 66% from 27% in 2020. The primary reasons for the 39% improvement are: (1) sourcing components from multiple vendors has enabled us to secure alternative supply sources as well as lower material costs; (2) engineering enhancements, particularly around optics redesigns and computing power and storage, have lowered costs while improving unit performance; (3) we have become more efficient in our customer installations, through the use of virtual technology; (4) changes to our Rapid Test and Evaluation (“RTE”) program making them shorter in duration, with clearly defined objectives and more certain outcomes in terms of ultimately leading to unit sales; and (5) adopting lean manufacturing principles which has improved controls, lowered costs, and improved efficiency.

Infrastructure

In addition to the investments made to improve our manufacturing processes and engineering designs, in fiscal 2021 we added new software applications to assist us in achieving the leverage we need in our operations, both now and for the future. In particular, we added software subscriptions for a customer relationship management system (CRM”), a product lifecycle management system (“PLM”), and a project tracking and management system, all of which we believe will help us improve controls, efficiency and communication throughout the Company.

Revenue and Cost of Revenue

During the fiscal year ended December 31, 2021 (“fiscal 2021”), we generated an aggregate of $1,651,765 in revenues, as compared to an aggregate of $807,488 in revenues generated by us in the fiscal year ended December 31, 2020 (“fiscal 2020”). The contributors to the $844,277 increase were: (1) increased new PrintRite3D® system sales of $888,954; (2) increased on-site engineering and installation revenues of $26,200; and (3) increased annual maintenance revenues of $12,402, partially offset by (1) a decrease in revenues from our Rapid Test and Evaluation (“RTE”) program of $82,064; and (2) decreased revenue from contract AM jobs of $1,215. Our cost of revenue for fiscal 2021 was $559,965 compared to $591,957 during the same period in 2020, a decrease of $31,992. The decrease is primarily due to a decrease in RTE program expenses and a decrease in the cost of manufacturing PrintRite 3D units through the aforementioned combination of lower component costs, engineering redesign and increased manufacturing efficiency, partially offset by increase in the cost of revenues due to increased sales volume in 2021. The Company sold 11 PrintRite3D units in 2021 as compared to 6 units in 2020.

Operating Expenses

Sigma’s operating expenses for fiscal 2021 were $9,571,185 as compared to $5,914,299 for fiscal 2020, a $3,656,886 increase.

In fiscal 2021, salaries and benefits costs were $4,286,368 as compared to $2,622,162 for the same period in fiscal 2020. The $1,664,206 increase is comprised of: (a) $657,298 related to the hire of 13 additional employees; (b) $486,168 related to salary increases for existing employees; (c) increased incentive bonuses of $179,250; (d) increased commissions of $57,580 as a result of increased sales in 2021; (e) increased taxes and benefits of $244,977; and (f) increased severance of $50,793. Partially offsetting these increases was a decrease in stock appreciation rights expense of $12,355 due to the year-end revaluation of the compensation liability.

Stock-based compensation for fiscal 2021 was $1,066,455 compared to $596,842 for the same period in fiscal 2020. This $469,613 increase resulted primarily from options granted to our new Senior Vice President of Product Management and Strategic Relationships of $264,352, initial options granted to 13 new employees totaling $56,123, and annual option grants to existing employees totaling $149,138.

During fiscal 2021 and 2020, Sigma incurred operations and research and development expenditures of $890,553 and $351,404 respectively. Of the total expense in 2021, $417,744 related to research and development and $472,809 related to operations expenses. Of the total expense in 2020, $126,292 related to research and development and $225,112 related to operations expenses. The increase of $291,452 in research and development costs in 2021 is primarily related to: (a) costs incurred in connection with PrintRite3D version 7.0 of $89,798 and $20,977 for PrintRite3D 8.0; (b) an increase in CT scans conducted for new development work and a simulation project totaling $87,988; (c) increased consulting expense related to our optics redesign of $67,189; and (d) $25,500 of expenses related to upgrading the date acquisition component of the PrintRite3D unit (“DAQ”). Operations expenses in fiscal year 2021 increased $247,698 from 2020, primarily due to: (a) increased purchases of lab supplies and equipment of $129,617; (b) write offs of three returned RTE systems with unusable parts of $34,273; and (c) write-off of metal powder and obsolete inventory of $111,158. These increases were partially offset by a decrease in consulting costs of $27,350 due to the full time hire of a consultant in 2021

Sigma’s investor and public relation fees incurred in fiscal 2021 were $503,823, compared to $408,717 in fiscal 2020. The $95,106 increase in the comparative expenditures results primarily from an increase in IR consulting costs of $48,847, and increased tradeshow and conference expenses of $90,548 based on increased attendance due to reduced COVID restrictions, partially offset by decreased advertising expenses of $44,316 due to discontinuation of our public relations firm and Network Newswire services.

Organizational costs for fiscal 2021 were $726,147, compared to $451,982 for the same period in fiscal 2020. The increase of $274,165 is primarily attributable to increased directors compensation, consisting of stock options expense of $298,706 partially offset by lower cash compensation of $22,717.

Legal and professional service fees in fiscal 2021 were $915,530 compared to $676,142 in fiscal 2020. The increase of $239,388 is primarily attributable to an increase in recruiting fees of $169,978 related to 9 of our 13 new hires, an increase in IT services fees of $10,814, and an increase in consulting fees of $64,494 due to the engagement of external HR, accounting, and manufacturing consultants as well as increased compensation for a consultant to our CEO of $72,000. These amounts were partially offset by reduced legal fees of $83,669 due to non-recurring expenses incurred in 2020, including expenses related to Nasdaq compliance, our reverse stock split, and an abandoned financing.

During fiscal 2021, Sigma’s office expenses were $734,386 compared to $416,580 in the same period of fiscal 2020. The $317,806 increase in these expenditures resulted primarily from: (a) increased payroll service fees of $18,314 due to 4 months of free service in 2020; (b) increased postage of $45,644 due to RTE returns, shipping PrintRite3D units to trade shows, and expedited shipping of parts and materials due to increased lead times; (c) an increase in computer hardware and office supplies of $40,171 due to the purchase of computers for new hires, promotional items, and cleaning, sanitary and safety supplies related to COVID pandemic; (d) an increase in dues and subscriptions expense of $50,330 for new customer relationship management, product lifecycle management, and project management software; (e) increased travel expenses of $148,507 due to virtually no travel in 2020 as a result of COVID 19 restrictions; and (f) an increase in training and education expense of $15,059 for cable manufacturing certification and employee team building exercises.

Other operating expenses for fiscal 2021 totaled $353,818, compared to $285,295 for fiscal 2020. The increase of $68,523 is primarily due to an increase in insurance premiums, in particular our director’s & officer’s policy premium.

In fiscal 2021, our net other income & expense was net income of $1,094,780, compared to net income of $498,629 in fiscal 2020. The increase of $596,151 was primarily due to a gain on the derivative liability of $1,092,441, as compared to the 2020 State of New Mexico’s high wage tax credit incentive program of $151,656, as well as the Payroll Protection Plan loan forgiveness of $361,700.

Sigma’s net loss before preferred dividends for fiscal 2021 increased by $2,184,466 and totaled $7,384,605, as compared to a net loss before preferred dividends of $5,200,139 for fiscal 2020. Net loss applicable to common stockholders for fiscal 2021 was $7,488,172, as compared to $7,009,414 for fiscal 2020. The 2021 net operating loss component of the overall loss being $2,768,405 higher than in 2020 and the other income component being a $596,151 higher. Preferred stock dividends were $103,567 in fiscal 2021 and $1,809,275 in fiscal 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $11,447,047 in cash and working capital of $11,702,358, as compared to $3,700,814 in cash and working capital of $4,332,053 as of December 31, 2020.

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

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. In January 2021, the Company closed a public offering of 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,444 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2021, the Company closed a public offering of 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. Concurrent with the public offering, the Company issued warrants to investors to purchase an aggregate of 2,190,000 shares of common stock to holders in a private placement. The warrants entitle the holders to purchase one share of our common stock at an exercise price equal to $4.32 per share commencing on May 24, 2021 and will expire two years from such date.

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

During 2022, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite 3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology into the AM metal market in 2022. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities and potential exercises of our outstanding warrants.

Net Cash Used in Operating Activities

Net cash used in operating activities in fiscal 2021 increased to $6,298,959 from $4,809,868 in fiscal 2020. This increase was primarily attributable to: (1) an increase in our net loss before preferred dividends of $2,184,466; (2) the gain on the derivative liability of $1,092,441; (3) a decrease in depreciation expense of $11,070; (4) a decrease in current and long-term prepaid assets of 132,534; and (5) a decrease in deferred payroll taxes under the CARES Act of $37,728 due to repayment of 50% of the total deferral in December 2021. Partially offsetting these increases were: (1) higher equity-based compensation expenses of $828,623 due to: (a) increased options and common share grants awarded to employees of $469,613; (b) increased stock options granted to consultants in lieu of cash of $60,308, and (c) increased equity based compensation for directors of $298,702; (2) a decrease in accounts receivable of $195,392 due to increased cash collections from higher sales volume; (3) a decrease in inventory in 2021 from 2020 of $10,503; (4) an increase in accounts payable and other accrued expenses of $802,242 primarily due to (a) $196,071 of increased year end compensation accruals; (b) an increase in SAR’s liability of $93,926; (c) increased trade accounts payable of $77,245; (d) additional professional services fee accruals of $35,000; (e) approximately $400,000 of payments made in fiscal 2020 related to fiscal 2019 payables following closing of our January and April 2020 financings; and (5) an increase in deferred revenue of $132,388

Net Cash Used by Investing Activities

Net cash used by investing activities during fiscal 2021 was $359,750, which compares to cash used by investing activities during 2020 totaling $298,359. The increase was primarily due to increased purchases of fixed assets of $94,448, the most significant of which was the purchase of a new laser for our 3D metal printer of $63,000, partially offset by lower costs incurred for patents of $33,557.

Net Cash Provided by Financing Activities

Cash provided by financing activities during fiscal 2021 increased to $14,404,942 from $8,722,122 during the same period in 2020, an increase of $5,682,820 primarily as a result of higher net proceeds from our 2021 financings as compared to 2020 of $10,489,160, partially offset by lower proceeds from exercise of warrants in 2021 of $4,856,340.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a “smaller reporting company.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements included in Item 15 are incorporated herein by reference.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our Chief Executive Officer, and Chief Financial Officer (Principal Financial and Accounting Officer), as of the end of the period covered by this annual report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. The foregoing conclusion is based, in part, on the fact that we are a small public company with limited revenues and employees.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 23, 2022:

Name	Age	Position
Mark K. Ruport	69	Chief Executive Officer
Frank Orzechowski	62	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	52	Vice President of Business Development
Darren Beckett	48	Chief Technology Officer
Jacob Brunsberg	35	President and Chief Operating Officer

Mark Ruport served as Executive Chairman from December 3, 2019 until April 30, 2020 and became our President and Chief Executive Officer on April 30, 2020. On February 16, 2022, Mr. Ruport resigned as President but continues to be our Chief Executive Officer. Additional information regarding Mr. Ruport is set forth below under “Board of Directors and Corporate Governance.”

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

Jacob Brunsberg was appointed Senior Vice-President of Product Management and Strategic Relationships on September 20, 2021, and on February 16, 2022, he was named President and Chief Operating Officer. Prior to joining the Company, Mr. Brunsberg was a P&L leader for General Electric’s Binder Jet Technology unit, with management responsibility for strategy, development, commercialization, and overall business performance. From 2017 to 2019 he served as Sr. Managing Director of the Central Region, tasked with helping establish the US sales infrastructure for post-acquisition integration of several additive manufacturing technology companies including Concept Laser, Arcam and GEonX into the newly formed GE Additive business entity. Prior to GE, Mr. Brunsberg worked for the American Roller Company in sales leadership and product marketing positions, responsible for the development and oversight of growth strategies, focused on advanced welding, cladding, thermal spray, and powder metallurgy technologies across a number of industrial markets. Mr. Brunsberg holds a Bachelor of Science degree in Material Science and Engineering from the University of Wisconsin-Madison.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of March 23, 2022, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
John Rice	I	75	Chairman of the Board and Director	2017	2024
Mark K. Ruport	I	69	Chief Executive Officer	2019	2024
Salvatore Battinelli(1)	II	80	Director	2017	2022
Dennis Duitch(1)	III	77	Director	2017	2023
Kent Summers(1)	III	63	Director	2018	2023

(1) Member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

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

Mark K. Ruport was appointed as Executive Chairman and as a director on December 3, 2019. Effective April 30, 2020, Mr. Ruport became our President and Chief Executive Officer and, as of February 16, 2022, no longer serves as President. Mr. Ruport remains a director on the Board of Directors but no longer serves as Executive Chairman. Mr. Ruport brings more than 30 years of public and private company experience in the software sector to his position at Sigma Labs. Prior to joining Sigma Labs, Mr. Ruport served since 2010 as the President of Step Function Consulting, LLC, a consulting firm that provides strategic consulting services to early and mid-stage portfolio software companies. Mr. Ruport also served from 2014 to 2017 as the Executive Chairman of the Board of Directors of Content Analyst Company, a leading developer of advanced analytics software for searching and analyzing unstructured text, and before that served as its Vice Chairman from 2012 to 2013. From 2005 to 2009, Mr. Ruport served as the President and Chief Executive Officer of Configuresoft, Inc., a venture-backed Enterprise Systems Management company, where he orchestrated an OEM agreement which later led to its acquisition by EMC Corp. Prior to Configuresoft, Mr. Ruport served from 2004 to 2005 as the Executive Vice President of Worldwide Operations at Stellent, Inc., which was subsequently acquired by Oracle, Inc., and from 1995 to 2005 as the President, Chief Executive Officer and Chairman of the Board of Directors of Optika, Inc., a venture-backed Enterprise Content Management Company that he led through its initial public offering and merger with Stellent, Inc. From 1990 to 1994, Mr. Ruport served as the President and Chief Executive Officer of Interleaf, Inc., a public software company. He also held various senior executive positions from 1985 to 1989 at Informix, Inc., a relational database management system company later acquired by IBM, and from 1985 to 1989 at Cullinet, Inc., a mainframe database management system and enterprise resource planning company later acquired by Computer Associates, Inc. Mr. Ruport received his Bachelor of Science degree and MBA from Bowling Green State University.Mr. Ruport received a Bachelor of Science in Business and an MBA from Bowling Green State University.

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

Mr. Summers currently divides his time among a number of independent activities which focus on early-stage technology company formation and development strategies, and sales planning and execution needs for emerging- and mid-market technology companies located primarily in the Boston metropolitan area, including: management consultant to private and family-owned businesses; volunteer Mentor and Instructor with the Massachusetts Institute of Technology Venture Mentoring Services program; regular lectures on enterprise, business-to-business sales to company founders and students enrolled at the Massachusetts Institute of Technology Sloan School of Management, the Harvard MBA Program, the Wharton School at the University of Pennsylvania, and a number of domestic and international entrepreneurship support organizations; and consultant to Fellows enrolled in the Harvard Advanced Leadership Initiative. Mr. Summers has served in those roles at various times from 2003 to the present. From 2009 to the present, Mr. Summers has served as the non-executive Chairman of CADNexus, Inc., and from 2017 to the present, as a director and Chairman of the Compensation Committee with iQ3 Connect, Inc. Mr. Summers also currently serves as Chairman, Board of Managers, Massachusetts Materials Technologies LLC.

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

The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by NASDAQ rules, our Board of Directors has made a subjective determination as to Messrs. Battinelli, Duitch and Summers, our independent directors, that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I directors are John Rice and Mark Ruport, with terms expiring at our 2024 annual meeting of stockholders;

●	the Class II director is Salvatore Battinelli, with a term expiring at our 2022 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2023 annual meeting of stockholders.

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

Board Meetings and Committees

During our fiscal year ended December 31, 2021, the Board of Directors held eight meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2021 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under the applicable Nasdaq rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee met four times during 2021.

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

Code of Ethics and Business Conduct

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors. The code is available at www.sigmalabsinc.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or Nasdaq. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this report.

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

The Company believes that during the fiscal year ended December 31, 2021, its executive officers, directors and greater than 10% stockholders complied with the filing requirements under Section 16(a).

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on December 31, 2021 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)		Stock Awards ($) (5)	Option Awards ($) (6)		All Other Compensation ($)	Total ($)
Mark Ruport - Chief	2021	250,000	208,333	(2)	-	368,660	(7)	-	826,993
Executive Officer and Director	2020	155,000	50,000	(3)	1,986	618,980	(8)	802	826,768

Darren Beckett - Chief Technology Officer	2021	185,000	25,800	(2)	-	361,812	(9)	-	572,612
	2020	180,000	18,000	(3)	2,306	152,984	(10)	928	354,218

Frank Orzechowski - Chief Financial Officer	2021	185,000	26,500	(2)	-	276,424	(11	-	487,924
	2020	151,667	15,500	(3)	1,986	114,738	(12)	802	284,693

(1)	Actual amounts paid or accrued.

(2)	On January 24, 2022, the Compensation Committee granted Messrs. Ruport, Beckett, and Orzechowski performance bonuses of $208,333, $25,800, and $26,500 respectively, for the fiscal year ended December 31, 2021 in accordance with the provisions of their incentive compensation plans.

(3)	On February 25, 2021, the Compensation Committee granted Mr. Ruport a $50,000 performance bonus for the fiscal year ended December 31, 2020. In October 2020, the Compensation Committee granted Mr. Beckett a performance bonus of $10,000. In December 2020, Mr. Beckett was granted an additional performance bonus of $8,000, and Mr. Orzechowski was granted a performance bonus of $15,500.

(5)	On April 10, 2020 Messrs. Ruport, Beckett and Orzechowski were granted 969, 1,125, and 969 shares of our common stock, respectively, valued at the closing price of $2.05 on the date of the grant. The shares fully vested on December 31, 2020.

(6)	Includes option awards and stock appreciation rights awards. On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights (“SARs”) payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. The Fair Value of option and SARs awards are calculated in accordance with FASB ASC Topic 718. The amount recognized for all awards is calculated using the Black Scholes pricing model.

(7)	On August 11, 2021, we granted Mr. Ruport an option to purchase 51,832 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,958 shares vested and became exercisable on August 11, 2021, and the remaining 38,874 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 17,278 shares were vested and exercisable. The option had a grant date fair value of $147,464. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 77,748 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $221,196.

(8)	On May 28, 2020, we granted Mr. Ruport an option to purchase 116,654 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25%, or 29,164 shares vested and became exercisable on June 15, 2020, and the remaining 87,490 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 72,904 shares were vested and exercisable. The option had an aggregate grant date fair value of $254,474. On November 24, 2020, we granted Mr. Ruport and option to purchase 114,915 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.55 and vests over three years in equal monthly installments beginning one month from the grant date. As of December 31, 2021, 41,496 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $236,519. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 60,094 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 20,031 SARs were vested and exercisable. The SAR’s had an aggregate grant date fair value of $127,987.

(9)	On August 11, 2021, we granted Mr. Beckett an option to purchase 50,869 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,718 shares vested and became exercisable on August 11, 2021, and the remaining 38,151 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 16,957 shares were vested and exercisable. The option had a grant date fair value of $144,724. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 76,304 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $217,088.

(10)	On May 28, 2020, we granted Mr. Beckett an option to purchase 46,661 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price equal to $2.50 per share and vests as follows: 25%, or 11,665 shares vested and became exercisable on June 15, 2020, and the remaining 34,996 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 29,161 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $101,788. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 24,038 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 8,013 SARs were vested and exercisable. The SAR’s had an aggregate grant date fair value of $51,196.

(11)	On August 11, 2021, we granted Mr. Orzechowski an option to purchase 48,580 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,145 shares vested and became exercisable on August 11, 2021, and the remaining 36,435 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 16,193 shares were vested and exercisable. The option had a grant date fair value of $138,212. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 48,580 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. The SAR’s had an aggregate grant date fair value of $138,212.

(12)	On May 28, 2020, we granted Mr. Orzechowski an option to purchase 34,996 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price equal to $2.50 per share and vests as follows: 25%, or 8,749 shares vested and became exercisable on June 15, 2020, and the remaining 26,247 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, 21,871 shares were fully vested and exercisable. The option had an aggregate grant date fair value of $76,342. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 18,028 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 6,009 SARs were vested and exercisable. The SAR’s had an aggregate grant date fair value of $38,396.

Named Executive Officer Employment Agreements

Mark K Ruport

On December 3, 2019, we entered into an “at-will’ employment letter agreement with Mark Ruport, effective as of December 3, 2019 (the “effective date”), pursuant to which Mr. Ruport agreed to serve as our Executive Chairman on an “at-will” basis. Additionally, Mr. Ruport was appointed to serve as a member of our Board of Directors, effective as of December 3, 2019, with a term expiring at the 2021 annual meeting of stockholders. As of April 30, 2020, Mr. Ruport was appointed as President, Chief Executive Officer, and principal executive officer of the Company, and no longer serves as Executive Chairman. On February 16, 2022, Mr. Ruport resigned as President, and continues to serve as Chief Executive Officer and as a member of the Board of Directors.

Under the employment letter agreement, Mr. Ruport is entitled to (i) an annual base salary of $155,000, which was increased to $250,000 effective January 1, 2021, and in connection with his resignation as President was decreased to $200,000 effective February 16, 2022 (such base salary is not subject to decrease, but may be increased in the discretion of the Company’s Compensation Committee of the Board of Directors based on annual or special case assessments of Mr. Ruport’s performance and other factors), and (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers, and received a grant of (1) a five-year stock option to purchase up to 10,000 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the effective date, and vested and became exercisable in full on the first month’s anniversary of the effective date, and (2) a five-year stock option to purchase up to 40,000 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the effective date, and will vest and become exercisable in equal (as closely as possible) monthly installments over three years from the effective date, provided, in each case, that Mr. Ruport remains an employee of the Company through such vesting date.

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

Additionally, during the term of his employment, Mr. Ruport is eligible to receive one or more bonuses relating to each fiscal year in recognition of his achievement of individual and Company goals established by the Board of Directors from time to time. However, the decision to provide any such bonuses and the amount and terms of any such bonuses is in the sole discretion of the Board of Directors. On January 24, 2022, Mr. Ruport was awarded a performance bonus of $208,333 for 2021.

Darren P. Beckett

Mr. Beckett has served as an employee of the Company since September 25, 2017, pursuant to an “at will” employment agreement with the Company, under which he was engaged to serve as our Engineering Manager. On October 18, 2018, his title was changed from Vice President of Engineering to Chief Technology Officer of the Company. On October 18, 2018, the Company also increased the annual base salary of Mr. Beckett from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 2,000 shares of common stock under the 2013 Plan at an exercise price of $12.10 per share. The option has a term of five years and vests in equal annual installments over four years from the date of grant subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date. Under the agreement, Mr. Beckett is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On October 13, 2017, in connection with his employment, Mr. Beckett was granted an option to purchase up to 1,500 shares of our common stock with an exercise price equal to $19.20 per share. Such option is fully vested and exercisable at December 31, 2021.

Frank D. Orzechowski

On July 1, 2019, we entered into an “at will” employment agreement, with Frank Orzechowski under which he was engaged to serve as our Chief Financial Officer, Treasurer, Principal Accounting Officer and Corporate Secretary of the Company. Under Mr. Orzechowski’s employment agreement, he was entitled to receive an annual base salary of $135,000, which was increased to $155,000 effective March 1, 2020, which was increased to $180,000 on January 1, 2021, and which was increased to $200,000 on October 1, 2021. Pursuant to the employment agreement, Mr. Orzechowski was granted (1) a stock option to purchase up to 250 shares of common stock of the Company, at an exercise price equal to $14.00 per share, which was the closing market price of the Company’s common stock on July 1, 2019 (i.e., the Effective Date), and (2) to purchase up to 6,000 shares of common stock of the Company, with an exercise price of $14.00, and will vest and become exercisable as follows: 387 shares vested and became exercisable on the one-year anniversary of the Effective Date, 900 shares vested and became exercisable on the second-year anniversary of the Effective Date, 1,413 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 3,300 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Mr. Orzechowski remains an employee of the Company through such vesting dates. Further, Mr. Orzechowski is eligible to participate in the Company’s 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth outstanding equity awards issued under or outside of our 2013 Equity Incentive Plan and 2020 Stock Appreciation Rights Plan as of December 31, 2021 that are held by our named executive officers.

	Option Awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date

Mark K. Ruport(2)	10,000	-	11.20	12/3/24
	27,025	12,975	11.20	12/3/24
	72,904	43,750	2.50	6/14/25
	20,031	40,063	2.63	6/22/25
	41,496	73,419	2.55	11/24/25
	17,278	34,554	3.42	8/11/26
	-	77,748	3.42	8/11/26

Darren Beckett(3)	1,500	-	19.20	10/13/22
	900	1,100	12.10	10/18/23
	188	187	15.00	1/1/24
	250	250	12.40	7/18/24
	5,000	-	6.70	10/11/24
	29,161	17,500	2.50	6/14/25
	8,013	16,025	2.63	6/22/25
	16,957	33,912	3.42	8/11/26
	-	76,304	3.42	8/11/26
	675	825	15.60	2/26/28

Frank Orzechowski(4)	250	-	14.00	7/1/24
	1,287	4,713	14.00	7/1/24
	21,871	13,125	2.50	6/14/25
	6,009	12,019	2.63	6/22/25
	16,193	32,387	3.42	8/11/26
	-	48,580	3.42	8/11/26

(1) On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights (“SARs”) payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. Awards issued under the Plan are included in the table.

(2) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3,2020; and (ii) an option to purchase up to 40,000 shares of our common stock, with an exercise price of $11.20, which will vest and become exercisable in equal monthly installments over three years from the date of grant. As of December 31, 2021, a total of 27,025 shares were vested and exercisable. On May 28, 2020, we granted Mr. Ruport an option to purchase 116,654 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 29,164 shares vested and became exercisable on June 15, 2020, and the remaining 87,490 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 72,904 shares were vested and exercisable. On November 24, 2020, we granted Mr. Ruport an option to purchase up to 114,915 shares of our common stock. The option has an exercise price of $2.55 and vests over three years in equal monthly installments beginning one month from the grant date. As of December 31, 2021, 41,496 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 60,094 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 20,031 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Ruport an option to purchase 51,832 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 12,958 shares vested and became exercisable on August 11, 2021, and the remaining 38,874 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 17,278 shares were vested and exercisable. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 77,748 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

(3) On February 26, 2018 we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.60 and is vested as to 675 shares. The remaining 825 shares will vest and become exercisable on February 26, 2022. On October 18, 2018, we granted Mr. Beckett an option to purchase up to 2,000 shares of our common stock. The option has an exercise price per share equal to $12.10 and is vested as to 900 shares. The 1,100 remaining shares will vest and become exercisable on September 16, 2022. On October 13, 2017, we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $19.20. The option is fully vested and exercisable. On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00, and vests in equal installments on the first through the fourth anniversaries of the grant. As of December 31, 2021, 188 shares are vested and exercisable. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable in equal installments on the first through the fourth anniversaries of the date of grant. As of December 31, 2021, the option was vested as to 250 shares. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $6.70 and is fully vested and exercisable. On May 28, 2020, we granted Mr. Beckett an option to purchase 46,661 shares of our common stock. The option has an exercise price per share equal to $2.50 and vests as follows: 11,665 shares vested and became exercisable on June 15, 2020, and the remaining 34,996 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 29,161 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 24,038 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 8,013 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Beckett an option to purchase 50,869 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 12,718 shares vested and became exercisable on August 11, 2021, and the remaining 38,151 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 16,957 shares were vested and exercisable. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 76,304 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

(4) On July 1, 2019, in conjunction with the hiring of Frank Orzechowski, the Financial Officer, the Company granted to Mr. Orzechowski (i) an option to purchase 250 shares of our common stock with an exercise price of $14.00, which fully vested and became exercisable on July 1, 2019; and (ii) an option to purchase up to 6,000 shares of our common stock, with an exercise price of $14.00, which will vest and become exercisable as follows: 387 shares became vested and exercisable on July 1, 2020; 900 shares became vested and exercisable on July 1, 2021; 1,413 shares will vest and become exercisable on July 1, 2022, and the remaining 3,300 shares will vest and become exercisable on July 1, 2023. As of December 31, 2021, a total of 1,287 shares were vested and exercisable. On May 28, 2020, we granted Mr. Orzechowski an option to purchase 34,996 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 8,749 shares vested and became exercisable on June 15, 2020, and the remaining 26,247 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 21,871 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 18,028 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, 6,009 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Orzechowski an option to purchase 48,580 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 12,145 shares vested and became exercisable on August 11, 2021, and the remaining 36,435 shares will vest in equal monthly installments over the next three years. As of December 31, 2021, a total of 16,193 shares were vested and exercisable. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 48,580 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date.

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

As of March 23, 2022, there were 1,473,297 shares previously issued or subject to outstanding awards under the 2013 Plan and 262,262 shares were available for future issuance under the 2013 Plan.

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

As of March 23, 2022, there were 412,657 SARs outstanding under the 2020 Plan.

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

Under our director compensation program for 2021, each non-employee director received annual compensation of $10,000, and an option to purchase 50,000 shares of our common stock, which is fully vested. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2021 for their services as directors of the Company. The compensation of Mr. Ruport, who serves as a director and serves as our Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(5)	Total ($)
John Rice (1)	10,000	134,647	144,647
Salvatore Battinelli(2)	10,000	134,647	144,647
Dennis Duitch(3)	10,000	134,647	144,647
Kent Summers(4)	10,000	134,647	144,647

(1)	The fees shown were paid to Mr. Rice for services as a director. On January 4, 2021, the Company granted Mr. Rice an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.13 per share, is fully vested, and had a grant date fair value of $134,647.
(2)	The fees shown were paid to Mr. Battinelli for services as a director. On January 4, 2021, the Company granted Mr. Battinelli an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.13 per share, is fully vested, and had a grant date fair value of $134,647.
(3)	The fees shown were paid to Mr. Duitch for services as a director. On January 4, 2021, the Company granted Mr. Duitch an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.13 per share, is fully vested, and had a grant date fair value of $134,647.
(4)	The fees shown were paid to Mr. Summers for services as a director. On July 31, 2020, the Company granted Mr. Summers an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.13 per share, is fully vested, and had a grant date fair value of $134,647.
(5)	These columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2022 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 10,498,802 shares of our common stock outstanding on March 23, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of March 23, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
John Rice(1)	133,905	1.26%
Mark K Ruport(2)	231,416	2.16%
Frank Orzechowski(3)	49,275	*
Darren Beckett(4)	66,835	*
Salvatore Battinelli(5)	93,832	*
Dennis Duitch(6)	88,249	*
Kent J. Summers(7)	87,500	*
All executive officers and directors as a group (9 persons)(8)	896,080	7.91%
5% Beneficial Holders:
AWM Investment Company, Inc.(9)	1,087,792	9.99%

*Less than 1%.

(1)	Includes 132,548 shares issuable upon the exercise of stock options.
(2)	Includes (a) 204,426 shares issuable upon the exercise of stock options; (b) 6,166 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock; and (c) 4,855 shares issuable upon exercise of Class A Warrants.
(3)	Includes 48,306 shares issuable upon the exercise of stock options.
(4)	Includes 65,710 shares issuable upon the exercise of stock options.
(5)	Includes (a) 75,000 shares issuable upon the exercise of stock options, (b) 3,082 shares issuable upon the conversion of shares of the Company’s Series E Preferred Stock, and (c) 2,428 shares issuable upon exercise of Class A Warrants.
(6)	Includes 75,000 shares issuable upon the exercise of stock options.
(7)	Includes 75,000 shares issuable upon the exercise of stock options.
(8)	Includes (a) 819,733 shares issuable upon the exercise of stock options, (b) and 9,248 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock, and (c) 7,283 shares issuable upon exercise of Class A Warrants.
(9)	AWM Investment Company, Inc. is the investment advisor to Special Situations Technology Fund. L.P. (“Tech”) and Special Situations Technology Fund II (“Tech II”) and holds sole voting and investment power over 105,089 shares and 90,029 warrants to purchase shares held by Tech, and 592,696 shares and 507,757 warrants to purchase shares held by Tech II. Such warrants may only be exercised to the extent that the total number of shares then beneficially owned does not exceed 9.9% of the outstanding shares. AWM Investment Company, Inc.’s address is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2021.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2013 Equity Incentive Plan(1)	1,345,882	$3.98	339,677
Equity compensation plans not approved by security holders(2)	-	$3.15	-
Chief Executive Officer Inducement Options(3)	50,000	$11.20	-

(1) On March 15, 2013, the Company’s board of directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by our stockholders on October 10, 2013. On July 15, 2021, an amendment to our 2013 Equity Incentive Plan was approved by our stockholders to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 1,765,000.

(2) On June 23, 2020, our Board of Directors adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. As of December 31, 2021, the Company has awarded 370,624 SARs pursuant to the Plan.

(3) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3,2020; and (ii) an option to purchase up to 40,000 shares of our common stock, with an exercise price of $11.20, which will vest and become exercisable in equal monthly installments over three years from the date of grant. As of December 31, 2021, a total of 27,025 shares were vested and exercisable. In accordance with Nasdaq Listing Rule 5635(c)(4), such options were granted to Mr. Ruport as an inducement award outside of the 2013 Equity Incentive Plan.

Other Equity Compensation

On January 8, 2021, we entered into an underwriting agreement with H.C. Wainwright & Co., for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in January 2021 to purchase up to 136,943 shares of common stock at an exercise price of $3.75 per share. On March 22, 2021, we entered into an amendment to the underwriting agreement with H.C. Wainwright & Co., for which compensation has been paid with equity securities that have been previously disclosed in our filings with the SEC, including warrants issued in March 2021 to purchase up to 175,200 shares of common stock at an exercise price of $5.55625 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following summarizes transactions by us since the beginning of the Company’s last fiscal year, and any proposed transactions in which any of our directors, director nominees, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation” above.

Transactions with Directors and Officers

We have entered into an “at will” employment agreement, effective as of September 20, 2021, with Jacob Brunsberg under which he was engaged to serve as our Senior Vice President of Product Management and Strategic Relationships. On February 16, 2022, Mr. Brunsberg’s employment agreement was amended in connection with his appointment as President and Chief Operating Officer of the Company to increase his annual base salary from $200,000 to $250,000. In addition, on February 16, 2022, Mr. Brunsberg was granted a stock option to purchase up to 70,000 shares of common stock of the Company, at an exercise price equal to $2.50 per share under the 2013 Equity Incentive Plan, and 30,000 stock appreciation rights (“SARs”) under the 2020 Stock Appreciation Rights Plan, at an exercise price of $2.50 each. Both the option and the SARs vest in equal (as closely as possible) monthly installments over thirty-six months from the grant date, have five year-terms and are on such other terms and conditions as set forth in the Company’s respective forms of standard agreement. Pursuant to the employment agreement, Mr. Brunsberg was previously granted a stock option to purchase up to 100,000 shares of common stock of the Company, at an exercise price equal to $3.18 per share, which was the closing market price of the Company’s common stock on September 20, 2021 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option is fully vested and exercisable. The option has a five-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement, Further, Mr. Brunsberg is eligible to participate in the Company’s 2013 Equity Incentive Plan and 2020 Stock Appreciation Rights Plan and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

We have entered into an “at will” employment agreement, effective as of August 10, 2015, with Ronald Fisher under which he was engaged to serve as our Vice President of Business Development. Mr. Fisher is entitled to receive an annual base salary of $180,000. Pursuant to the employment agreement, Mr. Fisher also was granted, as a signing bonus, (i) a stock option to purchase up to 2,375 shares of common stock of the Company, at an exercise price equal to $118.00 per share, which was the closing market price of the Company’s common stock on August 10, 2015 (i.e., the date of grant), under the 2013 Equity Incentive Plan. Such option is fully vested and exercisable. The option has a ten-year term and is on such other terms set forth in the Company’s standard form of non-qualified stock option agreement, and (ii) 125 shares of common stock of the Company with a value equal to the closing price of our common stock on the date of grant and is on such other terms and provisions as are contained in Sigma Labs’ standard form of restricted stock letter agreement under the Plan. Such shares are fully vested. Additionally, the Company granted Mr. Fisher under the 2013 Plan, effective as of August 11, 2016, a stock option to purchase up to 500 shares of common stock of the Company. Such option has an exercise price equal to the closing price of our common stock on the date of grant and is fully vested and exercisable. Further, Mr. Fisher is eligible to participate in the Company’s 2013 Equity Incentive Plan and Stock Appreciation Rights Plan and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

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

On January 27, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with Mark K. Ruport, Salvatore Battinelli and Frank Garofalo, a former director, and Carl Schwartz, who was the Company’s largest shareholder. Pursuant to the SPA, the Company issued and sold 333.33 shares of the Company’s Series E Convertible Preferred Stock (the “Series E Preferred Stock”), and 5½ year Class A Warrants to purchase 48,544 shares of the Company’s common stock (the “Class A Warrants”) for a total gross purchase price of $500,000. Upon any liquidation, dissolution or winding-up of the Company, the holders of Series E Preferred Stock will be entitled to receive out of the assets of the Company an amount equal to the stated value of the Series E Preferred Stock, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the Certificate of Designation, for each share of Series E Preferred Stock before any distribution or payment may be made to the holders of any junior securities, but after distribution or payment to holders of the Series D Preferred Stock and any other senior securities; and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series E Preferred Stock are to be ratably distributed among such holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The Series E Preferred Stock is initially convertible into 48,544 shares of common stock (61,651 shares of common stock including the “make-whole dividend), and the Class A Warrants have an initial exercise price of $11.30 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by Haynie & Company for professional services rendered with respect to the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$76,500	$73,500
Audit Related Fees	14,800	23,300
Tax Fees	4,000	2,500
	$95,300	$99,300

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that we paid for professional services for the audit of our financial statements included in our Form 10-K and review of the interim financial statements included in quarterly reports, and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

The Audit Committee’s pre-approval policies and procedures and other protocols are discussed in its written charter which can be found at www.sigmalabsinc.com under the tab “Investors.” Before our independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the Audit Committee must pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services are not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. The Audit Committee may not engage the independent registered public accounting firm to perform non-audit services prohibited by law or regulation. On an annual basis, our management reports to the Audit Committee all audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services.

Auditor Independence

In our fiscal year ended December 31, 2021, Haynie & Company provided no professional services other than those described above, that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated January 8, 2021, by and among Sigma Labs, Inc. and H.C. Wainwright & Co., LLC, as the representative for the underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.**
3.2	Amended and Restated Bylaws of the Company, as amended. (previously filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.14	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.15	Description of Securities. **
10.1	Asset Purchase Agreement dated April 17, 2010 between B6 Sigma, Inc. and Technology Management Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 12, 2010, and incorporated herein by reference).

10.2	Form of Nonqualified Stock Option Agreement for the Plan (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference)*
10.3	Form of Incentive Stock Option Agreement for the 2013 Equity Incentive Plan (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.4	Form of Restricted Stock Agreement for the Plan (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.5	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (Filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.6	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.7	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.8	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.9	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.10	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2018, for the period ended September 30, 2018, and incorporated herein by reference).*
10.11	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
10.12	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *
10.13	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.14	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.15	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.16	Private Placement Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.17	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
10.18	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.19	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.20	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.21	Form of Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
10.22	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
10.23

Amended and Restated Employment Agreement, dated June 10, 2021, between Sigma Labs, Inc. and Mark K. Ruport (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2021 and incorporated herein by reference).*

10.24

2021 and 2022 Corporate Goals – Cash and Equity Incentive Plan, dated June 10, 2021 (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2021, and incorporated herein by reference).*

10.25	Sigma Labs, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*
10.26	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*
10.27

Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 21, 2021, and incorporated herein by reference).*

10.28	Amendment, dated February 16, 2022, to Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg.* **
10.29	Amendment, dated February 16, 2022, to Amended and Restated Employment Agreement, dated June 10, 2021, between Sigma Labs, Inc. and Mark K. Ruport.* **

23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGMA LABS, INC.

March 24, 2022	By:	/s/ Mark K. Ruport
Mark K. Ruport
Chief Executive Officer (Principal Executive Officer)

March 24, 2022	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark K. Ruport	Chief Executive Officer (Principal Executive Officer and Director)	March 24, 2022
Mark K. Ruport

/s/ Frank Orzechowski	Chief Financial Officer	March 24, 2022
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ John Rice	Chairman, Director	March 24, 2022
John Rice

/s/ Salvatore Battinelli	Director	March 24, 2022
Salvatore Battinelli

/s/ Dennis Duitch	Director	March 24, 2022
Dennis Duitch

/s/ Kent Summers	Director	March 24, 2022
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sigma Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigma Labs, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How we Addressed the Matter in Our Audit:

We obtained a thorough understanding of the controls the Company has in place to perform this assessment including walk-throughs of the key controls and analysis of the design and operating effectiveness of these controls. To evaluate Sigma Labs Inc.’s assessment of performance obligations and allocation of price, our audit procedures included, among others, reading and evaluating management’s assumptions used to determine the distinct performance obligations and price allocations. We compared the stand-alone price for each performance obligation to the allocated prices to ensure the allocation was reasonable. We also obtained confirmations from customers verifying the terms of the contracts.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 24, 2022

We have served as the Company’s auditor since 2018.

Sigma Labs, Inc.

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$11,447,047	$3,700,814
Accounts Receivable, net	412,192	331,562
Inventory	710,080	659,651
Prepaid Assets	114,278	90,735
Total Current Assets	12,683,597	4,782,762

Other Assets:
Property and Equipment, net	232,282	138,626
Intangible Assets, net	925,111	753,122
Long-Term Prepaid Asset	-	26,000
Total Other Assets	1,157,393	917,748

TOTAL ASSETS	$13,840,990	$5,700,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$206,442	$128,937
Deferred Revenue	148,855	77,957
Accrued Expenses	625,942	243,815
Total Current Liabilities	981,239	450,709

Long-Term Liabilities
Stock Appreciation Rights	-	48,341
CARES Act Deferred Payroll Taxes	-	37,728
Total Long-Term Liabilities	-	86,069

TOTAL LIABILITIES	981,239	536,778

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 465 and 715 shares issued and outstanding, respectively	1	1
Common Stock, $0.001 par; 24,000,000 authorized; 10,498,802 and 5,995,320 shares issued and outstanding, respectively	10,499	5,995
Additional Paid-In Capital	53,442,431	38,262,744
Accumulated Deficit	(40,593,180)	(33,105,008)
Total Stockholders’ Equity	12,859,751	5,163,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,840,990	$5,700,510

See accompanying notes to financial statements

Sigma Labs, Inc.

Statements of Operations

	Year Ended
	December 31, 2021	December 31, 2020
REVENUES	$1,651,765	$807,488

COST OF REVENUE	559,965	591,957

GROSS PROFIT (LOSS)	1,091,800	215,531

EXPENSES:
Salaries & Benefits	4,286,368	2,622,162
Stock-Based Compensation	1,066,455	596,842
Operations and R&D Costs	890,553	351,404
Investor, Public Relations and Marketing	503,823	408,717
Organizational Costs	726,147	451,982
Legal & Professional Service Fees	915,530	676,142
Office Expenses	734,386	416,580
Depreciation & Amortization	94,105	105,175
Other Operating Expenses	353,818	285,295
Total Operating Expenses	9,571,185	5,914,299

LOSS FROM OPERATIONS	(8,479,385)	(5,698,768)

OTHER INCOME (EXPENSE)
Interest Income	13,866	1,058
State Incentives	-	151,657
Exchange Rate Gain (Loss)	(263)	(1,677)
Other Income	1,092,441	361,700
Interest Expense	(11,264)	(13,908)
Loss on Dissolution of Joint Venture	-	(201)
Total Other Income (Expense)	1,094,780	498,629

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,384,605)	(5,200,139)

Provision for Income Taxes	-	-

Net Loss	$(7,384,605)	$(5,200,139)

Preferred Dividends	103,567	1,809,275

Net Loss applicable to Common Stockholders	$(7,488,172)	$(7,009,414)

Net Loss per Common Share - Basic and Diluted	$(0.76)	$(1.83)

Weighted Average Number of Shares Outstanding - Basic and Diluted	9,828,541	3,829,716

See accompanying notes to financial statements

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Years Ended December 31, 2021 and 2020

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2019	-	$-	1,403,759	$1,404	$26,746,439	$(26,095,594)	$652,249

Common Shares Sold in Public Offering	-	-	493,027	493	1,499,507	-	1,500,000
Preferred Shares Sold in Public Offering	1,973	2	-	-	2,099,998	-	2,100,000
Preferred Stock Dividends	-	-	774,940	775	1,808,500	(1,809,275)	-
Common Shares Issued for Conversion of Preferred Shares	(7,404)	(7)	3,272,048	3,272	(3,265)	-	-
Common Shares Issued for Conversion of Series D Prefunded Warrants	-	-	22,438	22	(22)	-	-
Preferred Shares issued for Exercise of Preferred Warrants	6,146	6	-	-	5,992,344	-	5,992,350
Securities Issued to Directors for Services	-	-	8,334	8	239,875	-	239,883
Securities Issued for Third Party Services	-	-	6,000	6	102,769	-	102,775
Securities Awarded to Employees	-	-	11,517	12	596,830	-	596,842
Offering Costs	-	-	-	-	(820,228)	-	(820,228)
Issuance of Fractional Shares from Reverse Split	-	-	3,257	3	(3)	-	-
Net Loss	-	-	-	-	-	(5,200,139)	(5,200,139)
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Gain on Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	103,548	(103,567)	-
Common Shares Issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares Issued for Exercise of Common Warrants	-	-	475,995	476	1,135,534	-	1,136,010

Securities Issued to Directors for Services	-	-	-	-	538,585	-	538,585
Securities Issued for Third Party Services	-	-	1,500	2	163,081	-	163,083
Securities Awarded to Employees	-	-	5,204	5	1,066,450	-	1,066,455
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Net Loss	-	-	-	-	-	(7,384,605)	(7,384,605)

Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751

See accompanying notes to financial statements

Sigma Labs, Inc. and Subsidiaries

Statements of Cash Flows

	Year Ended
	December 31, 2021	December 31, 2020
OPERATING ACTIVITIES
Net Loss	$(7,384,605)	$(5,200,139)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	94,105	105,175
Gain on Derivative Liability	(1,092,441)	-
Stock Based Compensation - Employees	1,066,455	596,842
Stock Based Compensation - Third Party Services	163,083	102,775
Stock Based Compensation - Directors	538,585	239,883
Change in assets and liabilities:
Accounts Receivable	(80,630)	(276,022)
Inventory	(50,429)	(60,932)
Prepaid Assets	2,457	134,991
Accounts Payable	77,505	(598,177)
Deferred Revenue	70,898	(61,490)
Accrued Expenses	382,127	121,157
Long-term portion of Stock Appreciation Rights	(48,341)	48,341
Long Term portion of Deferred Payroll Taxes under the CARES Act	(37,728)	37,728
NET CASH USED IN OPERATING ACTIVITIES	(6,298,959)	(4,809,868)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(182,522)	(88,074)
Purchase of Intangible Assets	(177,228)	(210,785)
Dissolution of Joint Venture	-	500
NET CASH USED IN INVESTING ACTIVITIES	(359,750)	(298,359)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	14,869,899	3,600,000
Less Offering Costs	(1,600,967)	(820,228)
Payment of Note Payable	-	(50,000)
Proceeds from Exercise of Warrants	1,136,010	5,992,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,404,942	8,722,122

NET CHANGE IN CASH FOR PERIOD	7,746,233	3,613,895

CASH AT BEGINNING OF PERIOD	3,700,814	86,919

CASH AT END OF PERIOD	$11,447,047	$3,700,814

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$103,567	$1,809,275
Disclosure of Cash Received for:
Issuance of Preferred Stock for Exercise of Preferred Warrants	$-	$5,992,350
Other noncash operating activities disclosure:
Issuance of Securities for services	$701,668	$342,658
Disclosure of cash paid for:
Interest	$11,264	$13,908
Income Taxes	$-	$-

See accompanying notes to financial statements

SIGMA LABS, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2021 and 2020 and for the periods then ended have been made.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements. These reclassifications have no impact on the previously reported results

Continuing Operations – The Company has sustained losses and had negative cash flows from operating activities since its inception. Commencing in 2017, the company committed itself to a focused initiative to transition its product and its company culture from research and development into an enterprise with a commercial industrial product and a business-oriented operation culture.

In 2021 and 2020, the Company relied on both public and private offerings to finance its operations. In January 2021, the Company closed a public offering of our common stock in which it issued 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,444 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. During the first quarter of 2021, the Company issued 454,404 shares of common stock pursuant to the exercise of warrants, resulting in net proceeds to the Company of $1,136,010.

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

As a result, the Company currently has sufficient cash and working capital to fund operations through the end of 2022 and is anticipating that contracts may be closed during fiscal 2022 generating additional cash flow in the near-term. In addition, the Company has access to public and private markets from which to derive additional financing to sustain operations beyond that term, if required; however, the Company is unable to predict the extent to which the novel coronavirus or global economic and geopolitical developments may affect the financial markets and the Company’s access to such markets. There is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2021 and 2020, the Company had the following common shares underlying these instruments:

	Year Ended December 31,
	2021	2020
Warrants	3,987,931	1,881,429
Preferred Stock Warrants	-	4,748
Stock Options	1,395,882	713,010
Preferred Stock	148,918	243,024
Total Underlying Common Shares	5,532,731	2,842,211

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2021 and 2020 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2021 and 2020, the Company recognized no interest and penalties. All tax years starting with 2018 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2021 or 2020.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Three patents were written off totaling $10,510 in December of 2021, and no patents were written off in 2020.

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

The fair value of the warrant liability measured on a recurring basis is as follows:

	December 31, 2021		Date of Issuance March 26, 2021
	Fair Value	Input Level	Fair Value	Input Level

Derivative Liability - Warrants	$-	-	$5,708,212	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

Warrants
Fair Value on Issuance Date	$5,708,212
Change in Fair Value	(1,092,441)
Fair Value on May 24, 2021	4,615,771
Extinguishment of Derivative Liability	(4,615,771)
Fair Value on December 31, 2021	$-

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

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2021 and 2020 were $417,744 and $126,292, respectively.

NOTE 2 - Inventory

At December 31, 2021 and December 31, 2020, the Company’s inventory was comprised of:

	December 31 2021	December 31, 2020
Raw Materials	$202,015	$309,305
Work in Process	224,079	175,884
Finished Goods	283,986	174,462
Total Inventory	$710,080	$659,651

NOTE 3 – Property and Equipment

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Property and Equipment	$1,378,972	$1,196,450
Less: Accumulated Depreciation	(1,146,690)	(1,057,824)
Net Property and Equipment	$232,282	$138,626

Depreciation expense on property and equipment was $88,866 and $78,172 for the years ended December 31, 2021 and 2020, respectively.

NOTE 4 – Intangible Assets

The Company’s intangible assets consist of Patents and Patent Pending Applications.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2021, $91,260 of costs related to patents issued to us during 2021 were reclassified from provisional patent application to patent status and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2021 and 2020, respectively:

	Year Ended December 31,
	2021	2020
Provisional Patent Applications	$675,291	$585,152
Patents	300,370	209,110
Less: Accumulated Amortization	(50,550)	(41,140)

Net Intangible Assets	$925,111	$753,122

Amortization expense on intangible assets was $5,239 and $27,003 for the years ended December 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2022	$17,446
2023	17,446
2024	17,446
2025	17,446
Thereafter	198,305

$268,089

NOTE 5 – Paycheck Protection Plan Loan

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

As of December 31, 2020, the Company had used the entire loan proceeds to fund its payroll expenses. As a result, the Company concluded that it met the PPP eligibility criteria for forgiveness and recognized the entire loan amount as Other Income.

In January 2021, the Company received notice from the lender that the entire amount of the loan had been forgiven.

NOTE 6 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At December 31, 2021 the total remaining amount of the deferral was $37,728. Per the terms of the deferral program, such amount is due on December 31, 2022 at 0% interest.

NOTE 7 - Derivative Liability

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

The fair value of the derivative liability presented below was measured using the Black Scholes valuation model. Significant inputs into the model for the year ended December 31, 2021 are as follows:

December 31, 2021
Dividend yield	0.00%
Risk-free interest rate	0.6% - 0.7%
Expected volatility	121.2% - 124.0%
Expected life (in years)	2

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value Per Share	Fair Value
Fair Value at initial measurement date of March 26, 2021	2,190,000	$2.61	$5,708,212
(Gain) on change in Fair Value of Warrant Liability	-	$-	(1,092,441)
Fair Value as of May 24, 2021	2,190,000	$2.11	4,615,771
Extinguishment of Derivative Liability	(2,190,000)	$2.11	(4,615,771)
Fair Value as of December 31, 2021	-	$-	-

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

During the twelve months ended December 31, 2021, the Company recognized a gain of $1,092,441 on the change in fair value of the warrants.

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

On May 24, 2021, at a special shareholders’ meeting, our authorized shares of common stock were increased from 12,000,000 to 24,000,000. At our annual shareholders’ meeting held on June 15, 2020, our authorized shares of common stock were increased from 8,000,000 to 12,000,000. On March 27, 2020, at a special shareholders’ meeting, our authorized shares of common stock were increased from 2,250,000 to 8,000,000.

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

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable on May 24, 2021, the date the Company obtained stockholder approval of an increase in the authorized shares of the Company’s Common Stock and will expire two years from such date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon the cash exercise of the Warrants.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm as partial compensation for services previously rendered.

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

Deferred Compensation

In 2021 and 2020, the Company issued to various employees, directors, and contractors shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. During 2021 and 2020, $19,255 and $77,187, respectively, of the unvested compensation cost related to these issues was recognized.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 and 715 shares of preferred stock were issued and outstanding at December 31, 2021 and 2020, respectively.

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

At December 31, 2021 there were 132 shares of Series D Convertible Preferred stock outstanding, which if converted as of December 31, 2021, including the make-whole dividends, would have resulted in the issuance of 87,267 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s formerly largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock.

At December 31, 2021, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of December 31, 2021, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Stock Options

On July 15, 2021, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 875,000 shares of our common stock to a total of 1,765,000 shares. As of December 31, 2021, there were 339,677 shares available for issuance under the 2013 Plan.

During 2021, the Company granted a total of 698,831 options to 35 employees, 4 directors, and 4 consultants with vesting periods ranging from immediately upon issue to three years beginning January 4, 2021. In 2021, 598,789 options vested and $1,741,366 of compensation cost was recognized during the year. As of December 31, 2021, there were options to purchase 1,395,882, shares issued and outstanding, 1,345,882 of which have been issued under the 2013 Plan. At December 31, 2021, there are vested options exercisable for 941,934 shares of common stock. Options to purchase 5,204 shares of common stock were exercised during the year ended December 31, 2021.

During 2020, the Company granted a total of 579,998 options to 19 employees, 4 directors, and 5 consultants with vesting periods ranging from immediately upon issue to three years beginning May 1, 2020. In 2020, 294,373 options vested and $854,217 of compensation cost was recognized during the year. As of December 31, 2020, there were options to purchase 713,010 shares issued and outstanding, 663,010 of which have been issued under the 2013 Plan. At December 31, 2020, there were vested options exercisable for 349,642 shares of common stock. No options were exercised during the year ended December 31, 2020.

The Company generally grants stock options to employees, consultants and directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over three years of service and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total employee share-based compensation expense included in the statements of operations for the year ended December 31, 2021 is $1,066,455 of which $1,047,200 is related to stock options. Total employee share-based compensation for 2020 totaled $596,842, of which $573,232 is related to stock options. There was no capitalized share-based compensation cost as of December 31, 2021 and 2020, and there were no recognized tax benefits during the years ended December 31, 2021 and 2020.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2021 and 2020:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.19-0.67%	0.19-0.50%
Expected volatility	117.0 – 124.0%	116.0 – 117.0%
Expected life (in years)	5	5

Option activity for the year ended December 31, 2021 and 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2019	180,912	1.81	5.09	25,988
Granted	579,998	2.55	4.57	477,802
Exercised	-	-	-	-
Forfeited or cancelled	(47,900)	22.62	-	-
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Options expected to vest in the future as of December 31, 2020	363,368	3.92	4.53	-
Options exercisable at December 31, 2020	349,642	6.43	4.27	-
Options vested, exercisable, and options expected to vest at December 31, 2020	713,010	5.15	4.40	477,802
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	698,831	3.29	4.39	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(10,755)	3.49	-	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Options expected to vest in the future as of December 31, 2021	453,948	3.64	4.07	-
Options exercisable at December 31, 2021	941,934	4.53	3.81	-
Options vested, exercisable, and options expected to vest at December 31, 2021	1,395,882	4.24	3.89	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $1.84 closing price of our Common Stock on December 31, 2021. All of the 2021 option grants have an exercise price currently above $1.84.

At December 31, 2021, there was $1,164,723 of unrecognized share-based compensation expense related to unvested share options with a weighted average remaining recognition period of 2.10 years.

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

On August 11, 2021, the Company granted, pursuant to the Plan, (i) 77,748 SARs to its Chief Executive Officer, (ii) 30,313 SARs to its Vice President of Business Development, (iii) 76,304 SARs to its Chief Technology Officer, and (iv) 48,580 SARs to its Chief Financial Officer. The exercise price of each such SAR is $3.42, which was the closing price of the Company’s common stock on the date of grant. On June 23, 2020, the Company granted, pursuant to the Plan, (i) 60,094 SARs to its Chief Executive Officer, (ii) 12,019 SARs to its Vice President of Business Development, (iii) 24,038 SARs to its Chief Technology Officer, and (iv) 18,028 SARs to its Chief Financial Officer. The exercise price of each such SAR is $2.63, which was the closing price of the Company’s common stock on the date of grant. Such SARs expire on the fifth anniversary of the grant date and may be settled only in cash. Additionally, each such SAR will vest and become exercisable in three equal (as closely as possible) installments on each of the first, second and third anniversaries of the grant date, subject, in each case, to the applicable SAR holder being in the continuous employ of the Company on the applicable vesting date, and, in the event of a Change in Control (as defined in the Plan), will become immediately vested and exercisable as long as the applicable holder is in the Company’s employ immediately prior to the Change in Control, and will otherwise be on such other terms set forth in the form of Stock Appreciation Rights Agreement.

On July 29, 2021, we granted 10,000 SARs to a consultant as partial compensation for services pursuant to his consulting agreement, and on November 19, 2020, we granted 13,500 SARs to such consultant as partial compensation for services pursuant to his consulting agreement. As of December 31, 2021, all such SARs were full vested and exercisable.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the twelve months ended December 31, 2021:

Assumptions:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.39-0.40%	0.19-0.22%
Expected volatility	123.0%	116.8%
Expected life (in years)	5	5

SARs activity for the twelve months ended December 31, 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)
SARs outstanding at December 31, 2019	-	-	-	-
Granted	127,679	2.61	4.52	97,919
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding December 31, 2021	370,624	3.15	4.24	-
SARs expected to vest in the future as of December 31, 2021	309,065	3.23	4.33	-
SARs exercisable at December 31, 2021	61,559	2.78	3.75	-
SARs vested, exercisable, and options expected to vest at December 31, 2021	370,624	3.15	4.24	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $1.84 closing price of our common stock on December 31, 2021. All of the SARs grants have an exercise price currently above $1.84.

At December 31, 2021, there was $685,503 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.37 years.

Warrants

At December 31, 2021, the Company had outstanding warrants to purchase a total of 3,987,931 shares of common stock. The warrants have exercise prices that range from $0.10 to $40.00, which if not exercised, will expire between February 22, 2022 and January 6, 2026.

Warrant activity for the year ended December 31, 2021 and 2020 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2019	363,728	25.60	3.12
Granted	1,540,139	3.19	4.64
Exercised	(22,438)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.63
Exercised	(495,641)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10

NOTE 9 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2018 through 2020.

The Company has available at December 31, 2021, unused operating loss carryforwards of approximately $26,342,855 which may be applied against future taxable income and which expire in various years through 2040. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $6,771,000 and $4,170,100 at December 31, 2021 and 2020, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2021	2020
Deferred tax assets:
NOL carryover	$6,729,300	$4,184,400
Depreciation	41,700	(14,300)
Valuation allowance	(6,771,000)	(4,170,100)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2020	2019
Book Loss	$(1,572,500)	$(1,472,000)
Depreciation	(25,700)	13,500
Meals & Entertainment	500	200
Stock Compensation	340,521	177,333
Change in valuation allowance	1,257,179	1,280,967
Provision for Income Taxes	$-	$-

NOTE 10 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2021 and 2020:

	Year Ended December 31
	2021	2020
Loss from continuing Operations available to Common stockholders (numerator)	$(7,488,172)	$(7,009,414)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	9,828,541	3,829,716

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2021, the Company had outstanding 3,987,931 common warrants which could be converted to 3,987,931 shares of common stock, and 1,395,882 stock options exercisable for 1,395,882 shares of common stock, 132 shares of Series D Preferred Stock, which is convertible into 87,267 shares of common stock, and 333 shares of Series E Preferred Stock, which could be converted into 61,651 shares of common stock, resulting in a potential total additional 5,532,731 shares of common stock outstanding in the future. At December 31, 2020, the Company had outstanding 1,881,429 common warrants which could be converted to 1,881,429 shares of common stock, and 713,010 stock options exercisable for 713,010 shares of common stock, 10 Series D Preferred Warrants exercisable for 10 shares of Series D Preferred Stock, which in turn, are convertible into 4,748 shares of common stock, and 715 shares of preferred stock, which could be converted into 243,024 shares of common stock, resulting in a potential total additional 2,842,211 common stock shares outstanding in the future.

NOTE 11 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under operating leases. Expense relating to these operating leases was $101,004 and $103,242 for the years ended December 31, 2021 and 2020, respectively. The future minimum lease payments required under non-cancellable operating leases at December 31, 2021 were $7,230. The future minimum lease payments are due during the year 2022, with $1,115 due in January 2023.

NOTE 12 – Concentrations

Revenues – During the years ended December 31, 2021 and 2020, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The change in the composition of customers between the two years resulted primarily from the change of focus from sales to R&D customers to customers preparing to initiate commercial production.

Customer	2021	2020
A	27.81%	-
B	17.23%	-
C	-	22.31%
D	-	16.78%
E	-	16.72%
F	-	15.26%
G	-	10.53%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2021 and 2020, respectively.

Customer	2021	2020
A	51.25%	-
B	46.34%	45.88%
C	-	25.94%
D	-	22.62%

NOTE 13 - Joint Venture

In July 2015, we entered into a joint venture agreement with Arete Innovative Solutions LLC (“Arete”). The Joint Venture was not consolidated, but rather was accounted for on the equity method of recording investments. The Company and Arete terminated the Joint Venture in 2020 and distributed the remaining cash to the former partners.

NOTE 14 - Defined Contribution Plan

In 2014, the Company adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company makes a Safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The costs of matching contributions were $86,554 in 2021 and $55,321 in 2020.

NOTE 15 – Related Party Transactions

As of December 31, 2021, there are no related party transactions.

NOTE 16 – Subsequent Events

On February 16, 2022, Jacob Brunsberg was appointed as President and Chief Operating Officer. In connection with this appointment, Mr. Brunsberg’s employment agreement was amended to increase his salary to $250,000 from $200,000 per annum. In addition, Mr. Brunsberg was granted a stock option to purchase up to 70,000 shares of our common stock under our 2013 Equity Incentive Plan at an exercise price of $2.50, and 30,000 stock appreciation rights (“SARs”) under our 2020 Stock Appreciation Rights Plan at an exercise price of $2.50 each. Both the option and the SARs have a five-year term and are on such other terms and conditions as contained in the Company’s forms of standard agreement. Concurrently, Mark K. Ruport resigned as President but remains as Chief Executive Officer and continues to serve as a director on the Board of Directors. Mr. Ruport’s employment agreement was amended to decrease his salary from $250,000 to $200,000 per annum.

