Form 10-Q
period 2022-03-31
SIGMA LABS, INC.
filed 2022-04-26
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 25, 2022, the issuer had 10,498,802 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
Current Assets:
Cash	$9,277,929	$11,447,047
Accounts Receivable, net	261,022	412,192
Inventory	782,099	710,080
Prepaid Assets	165,274	114,278
Total Current Assets	10,486,324	12,683,597

Other Assets:
Property and Equipment, net	288,924	232,282
Intangible Assets, net	978,984	925,111
Total Other Assets	1,267,908	1,157,393

TOTAL ASSETS	$11,754,232	$13,840,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$320,547	$206,442
Deferred Revenue	160,276	148,855
Accrued Expenses	416,643	625,942
Total Current Liabilities	897,466	981,239

TOTAL LIABILITIES	897,466	981,239

Stockholders’ Equity
Preferred Stock, $0.001 par; 10,000,000 shares authorized; 465 shares issued and outstanding, respectively	1	1
Common Stock, $0.001 par; 24,000,000 shares authorized; 10,498,802 shares issued and outstanding , respectively	10,499	10,499
Additional Paid-In Capital	53,661,061	53,442,431
Accumulated Deficit	(42,814,795)	(40,593,180)
Total Stockholders’ Equity	10,856,766	12,859,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,754,232	$13,840,990

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021

REVENUES	$51,844	$458,140

COST OF REVENUE	40,091	128,331

GROSS PROFIT	11,753	329,809

OPERATING EXPENSES:
Salaries & Benefits	1,292,010	847,171
Stock-Based Compensation	170,976	117,477
Operations and R&D Costs	143,418	196,340
Investor & Public Relations	94,326	108,341
Organization Costs	58,749	77,616
Legal & Professional Service Fees	211,416	176,847
Office Expenses	205,432	148,225
Depreciation & Amortization	31,584	23,031
Other Operating Expenses	87,787	86,356
Total Operating Expenses	2,295,698	1,781,404

LOSS FROM OPERATIONS	(2,283,945)	(1,451,595)

OTHER INCOME (EXPENSE)
Interest Income	1,571	55
Gain on Derivative Liability	-	802,285
State Incentives	76,628	-
Exchange Rate Loss	(330)	(51)
Interest Expense	(1,319)	(1,353)
Total Other Income (Expense)	76,550	800,936

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,207,395)	(650,659)

Provision for Income Taxes	-	-

Net Loss	$(2,207,395)	$(650,659)

Preferred Dividends	(14,220)	(60,908)

Net Loss Applicable to Common Stockholders	$(2,221,615)	$(711,567)

Net Loss per Common Share - Basic and Diluted	$(0.21)	$(0.09)

Weighted Average Number of Shares Outstanding - Basic and Diluted	10,498,802	7,790,121

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For The Quarters Ended March 31, 2022 and March 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(2,207,395)	(2,207,395)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Common Shares Issued for Third Party Services	-	-	-	-	11,713	-	11,713
Stock Options Awarded to Directors for Services	-	-	-	-	21,721	-	21,721
Stock Options Awarded to Employees	-	-	-	-	170,976	-	170,976

Balances, March 31, 2022	465	1	10,498,802	10,499	53,661,061	(42,814,795)	10,856,766

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732
Net Loss	-	-	-	-	-	(650,659)	(650,659)
Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Derivative Liability Value on Issuance Date	-	-	-	-	(5,708,212)	-	(5,708,212)
Common Shares issued for Exercise of Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Preferred Stock Dividends	-	-	19,000	19	60,889	(60,908)	-
Common Shares Issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares Issued for Third Party Services	-	-	1,500	2	30,979	-	30,981
Stock Options Awarded to Directors for Services	-	-	-	-	61,471	-	61,471
Stock Options Awarded to Employees	-	-	-	-	117,477	-	117,477
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)

Balances, March 31, 2021	465	$1	10,493,598	$10,494	$47,225,812	$(33,816,575)	$13,419,732

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net Loss	$(2,207,395)	$(650,659)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	31,584	23,031
Gain on Derivative Liability	-	(802,285)
Stock Based Compensation Employees	170,976	117,477
Stock Based Compensation – Third Party Services	11,713	30,981
Stock Based Compensation - Directors	21,721	61,471
Change in assets and liabilities:
Accounts Receivable	151,170	(56,488)
Inventory	(72,019)	(88,129)
Prepaid Assets	(50,996)	(44,718)
Accounts Payable	114,105	151,500
Deferred Revenue	11,421	(1,540)
Accrued Expenses	(209,299)	18,773
NET CASH USED IN OPERATING ACTIVITIES	(2,027,019)	(1,240,586)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(83,248)	(5,350)
Purchase of Intangible Assets	(58,851)	(16,619)
NET CASH USED IN INVESTING ACTIVITIES	(142,099)	(21,969)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	-	14,869,899
Less Offering Costs	-	(1,600,967)
Proceeds from Exercise of Warrants	-	1,136,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,404,942

NET CHANGE IN CASH FOR PERIOD	(2,169,118)	13,142,387

CASH AT BEGINNING OF PERIOD	11,447,047	3,700,814

CASH AT END OF PERIOD	$9,277,929	$16,843,201

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	14,220	60,908
Other noncash operating activities disclosure:
Issuance of Securities for Services	33,434	92,452
Disclosure of cash paid for:
Interest	$1,319	$1,353
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2022 and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2021 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year.

Reclassification - Certain amounts in prior-period financial statements have been reclassified for comparative purposes to conform to presentation in the current-period financial statements.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, accounts payable, and accrued liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. On March 26, 2021, the Company closed an offering in which it issued warrants to purchase an aggregate of 2,190,000 shares of common stock in a private placement concurrently with a registered direct offering of our common stock The warrants became exercisable on May 24, 2021, the date the Company obtained stockholder approval to increase its authorized common shares from 12,000,000 to 24,000,000 and will expire two years after the initial exercise date.

Pursuant to ASC 815-40-25-10, because the Company did not have sufficient authorized and unissued shares of common stock available to settle the warrants at the issue date, such warrants were accounted for as a derivative liability. For the three months ended March 31, 2021, the Company recorded a gain of $802,285 due to the change in the fair value of the derivative liability as measured on a recurring basis. On May 24, 2021, upon receiving shareholder approval to increase its authorized common shares, the Company reclassified the warrant liability to equity pursuant to ASC 815.40.35.8.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred shares were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2022 and 2021, the Company had the following common shares underlying these instruments:

	Three Months Ended March 31,
	2022	2021
Warrants	3,825,781	1,797,931
Stock Options	1,547,797	856,082
Preferred Stock	148,918	124,483
Total Underlying Common Shares	5,522,496	2,778,496

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2022 and 2021:

	Three Months Ended March 31
	2022	2021

Net Loss per Common Share - Basic and Diluted	$(0.21)	$(0.09)
Loss from continuing operations available to common stockholders (numerator)	$(2,221,615)	$(711,567)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	10,498,802	7,790,121

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. Significant accounting estimates that may materially change in the near future are impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence.

NOTE 2 – Inventory

At March 31, 2022 and December 31, 2021, the Company’s inventory was comprised of:

	March 31, 2022	December 31, 2021
Raw Materials	$204,303	$202,015
Work in Process	251,580	224,079
Finished Goods	326,216	283,986
Total Inventory	$782,099	$710,080

NOTE 3 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period.” The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At March 31, 2022, the total remaining amount of the deferral was $37,728. Per the terms of the deferral program, such amount is due by December 31, 2022, at 0% interest.

NOTE 4 - Stockholders’ Equity

Common Stock

In January 2021, the Company closed a public offering of its securities in which it issued 1,711,783 shares of common stock at a price of $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting underwriting commissions and other offering expenses payable by the Company. Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter or its designee warrants to purchase 136,943 shares of common stock. Such warrants have a term of five years and an exercise price of $3.75 per share.

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

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants (“Warrants”) to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable commencing May 24, 2021, the date the Company obtained Stockholder Approval and will expire two years after the initial exercise date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the public offering, The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon such exercise.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm previously engaged by the Company as partial compensation for services rendered.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 shares of preferred stock were issued and outstanding at March 31, 2022 and December 31,2021, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at an initial stated value of $1,000 per share (the “Stated Value”). Dividends accrue at a rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). Alternatively, a holder may at any time convert all, or any part, of its Series D Preferred Shares at an alternative conversion price equal to the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five (5) trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Stock being redeemed.

At March 31, 2022, there were 132 shares of Series D Preferred Stock outstanding, which if converted as of March 31, 2022, including the make-whole dividends, would result in the issuance of 87,267 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to certain of its directors and the Company’s previously largest shareholder 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the stated value of the Series E Preferred Stock by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of common stock (subject to adjustment for stock splits, dividends, recapitalizations and similar events).

At March 31, 2022, all of the issued Series E Preferred Stock was outstanding, which if converted as of March 31, 2022, including the make-whole dividends, would result in the issuance of 61,651 shares of common stock.

Stock Options

As of March 31, 2022, an aggregate of 187,762 shares of common stock were reserved for future issuance under the 2013 Plan.

In March 2022, the Company granted options to its non-employee directors to purchase up to an aggregate of 56,000 shares of common stock at a strike price of $2.50. As of March 31, 2022, 25% of such grants were fully vested and exercisable, and the remaining 75% will vest in equal installments at the end of each of the next three quarters.

During the three months ended March 31, 2022, the Company granted four employees options to purchase up to an aggregate of 22,000 shares of common stock in connection with their employment. The options have a strike price of $2.50 and will vest in equal annual installments on the first through third anniversaries of the grant dates, provided that the employees remain employed by the Company on such dates. In addition, in February 2022, the Company granted its President and CEO an option to purchase up to 70,000 shares of common stock in connection with his employment. The option has a strike price of $2.50 and will vest in equal monthly installments over 36 months beginning March 2022, provided that the President and CEO remains employed by the Company on such dates.

Also in March 2022, the Company granted two consultants options to purchase up to an aggregate of 14,000 shares of common stock for services to be rendered. The options have a strike price of $2.50, and are fully vested and exercisable as to 50% of such grants. The remaining 50% will vest on June 30, 2022, provided that the consultants remain as service providers to the Company as of such date.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over a period from one to three years of service and expire five years from the grant date, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total stock-based compensation expense included in the statements of operations for the three months ended March 31, 2022 and 2021 was $170,976 and $117,477, respectively, all of which is related to stock options.

The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2022 and the year ended December 31, 2021:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.95-1.65%	0.19-0.67%
Expected volatility	106.4-110.0%	117.0–124.0%
Expected life (in years)	5	5

Option activity for the three months ended March 31, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	698,831	3.29	4.39	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(10,755)	3.49	-	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	162,000	2.50	4.94	-
Exercised	-	-	-	-
Forfeited or cancelled	(10,085)	3.60	-	-
Options outstanding March 31, 2022	1,547,797	4.06	3.78	-
Options expected to vest in the future as of March 31, 2022	526,617	3.29	4.12	-
Options exercisable at March 31, 2022	1,021,180	4.46	3.60	-
Options vested, exercisable, and options expected to vest at March 31, 2022	1,547,797	4.06	3.78	-

 The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the $2.04 closing price of our Common Stock on March 31, 2022. At March 31, 2022, no option grants had an exercise price below $2.04.

At March 31, 2022, there was $1,222,243 of unrecognized share-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.94 years.

Stock Appreciation Rights

On June 23, 2020, the board of directors (the “Board”) of the Company adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards only in the form of stock appreciation rights payable in cash (“SARs”) and no shares of common stock are reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (“Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The administrator of the Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

On January 3, 2022, the Company granted a total of 12,033 SARs to eleven employees at an exercise price of $1.87, the closing price of the Company’s common stock on the date of grant. The SARs expire on the fifth anniversary of the grant date and were fully vested and exercisable on the date of the grant.

On February 16, 2022, the Company granted 30,000 SARs to its President and CEO at an exercise price of $2.50, the closing price of the Company’s common stock on the date of grant. The SARs expire on the fifth anniversary of the grant date and will vest equally over 36 months beginning March 2022, provided that the CEO remains an employee of the Company on such dates.

On March 31, 2022, the Company granted 3,000 SARs to a consultant as partial compensation for services pursuant to a consulting agreement.at an exercise price of $2.50, The SARs expire on the fifth anniversary of the grant date. As of March 31, 2022, 50% of such grant was fully vested and exercisable, and the remaining 50% will vest on June 30, 2022, provided that the consultant remains a service provider to the Company on that date.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2022 and the year ended December 31, 2021:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.82-1.65%	0.39-0.40%
Expected volatility	108.4%-119.0%	123.0%
Expected life (in years)	5	5

SARs activity for the three months ended March 31, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)
			-
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	45,033	2.33	4.86	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding March 31, 2022	415,657	3.06	4.08	2,046
SARs expected to vest in the future as of March 31, 2022	339,732	3.16	4.16	-
SARs exercisable at March 31, 2022	75,925	2.63	3.74	2,046
SARs vested, exercisable, and SARs expected to vest at March 31, 2022	415,657	3.06	1.08	2,046

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price currently below the $2.04 closing price of our common stock on March 31, 2022. 12,033 of the SARs grants have an exercise price below $2.04.

At March 31, 2022, there was $660,001 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.21 years.

Warrants

Warrant activity for the three months ended March 31, 2022 the year ended December 31, 2021 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.63
Exercised	(495,641)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(162,150)	40.00	-
Warrants outstanding at March 31, 2022	3,825,781	4.66	1.94

NOTE 5 - Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing of these condensed financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report.

Corporation Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name to Sigma Labs, Inc. We commenced our current business operations in 2010.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our telephone number is (505) 438-2576. Our website address is www.sigmalabsinc.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Financial Statements included in this Quarterly Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements

Revenue Recognition - The Company’s revenue is derived primarily from sales of our software and related hardware suite and from providing engineering services under contracts. Generally, revenue is recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Significant estimates and judgements for determining revenue recognition include: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

Inventory Valuation - Inventories consist of raw materials used in the production of customized parts, work-in-process and finished goods components which will be sold to customers. Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Charges for obsolete inventory are based on specific identification of inventory items resulting from regular, on ongoing reviews of our build of materials.

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

Stock Based Compensation – We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, stock appreciation rights and employee stock purchase plans. Compensation cost is measured on the date of grant at its fair value.

Equity instruments issued to non-employees are recorded on the basis of the grant date fair value of the instruments. In general, the measurement date is either (a) when a performance commitment, as defined, is reached or (b) the earlier of the date that (i) the non-employee performance requirement is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

The grant date fair value of stock based and other equity instruments is calculated using the Black Scholes valuation model, and requires estimates of several inputs to the model, including risk-free interest rates, dividends, and expected volatility of our stock price.

Results of Operations

We generate revenues through hardware and software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from our contract manufacturing activities in metal additive manufacturing, or AM. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

In January 2022, we announced the foundational elements of a three-year plan that we believe will increase the Company’s ability to achieve its mission of setting the quality standard for additive manufacturing. The combined strategies are geared at making our technology more consumable in terms of ease of use and cost by end users, both for initial purchases and expansion opportunities, making it easier for original equipment manufacturers (“OEMs”) to embed our technology and generate attractive revenue streams for the OEM, and finally increasing the Company’s gross margins by moving towards a software-only solution.

To lower the barrier for initial users and for expansion opportunities within end users with a large number of printers, we began offering our current PrintRite3D integrated hardware and software solution on a subscription basis. The impact of the change will currently reduce the initial upfront cost to a new user from over $100,000 to approximately $3,000-$4,000 per month. In addition, we believe the subscription model will smooth out the Company’s revenue and cash receipts while making them more predictable.

In order to expand the number of OEMs distributing our technology, we launched a three-tiered OEM program directed to: (1) new OEMs without their own quality assurance or monitoring solution; (2) established OEMs with a quality monitoring offering, but who have customers with multiple printers from multiple OEMs and want a single 3rd party quality and analytics solution with consistent quality metrics across printers, processes and materials; and (3) OEMs building open APIs to integrate components of Sigma’s proprietary technology with their current offerings. We are now working with OEMs on their next generation printers to offer a software-only solution that will utilize the printer’s computing infrastructure and dramatically reduce the overall cost of its technology, enabling the opportunity to move towards a software only embedded solution on every printer sold by partner OEMs.

The combination of subscription pricing and the software-only embedded OEM offerings are intended to make our technology more affordable to acquire and easier for OEM’s to bundle, distribute and support in an effort to become the industry standard.

The shift in our business model has had an impact on our near-term revenue growth as we increase our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production. However, we believe these changes will contribute to faster adoption of our product by end users and will result in more predictable and profitable revenues over the longer term.

During the three months ended March 31, 2022, we recognized revenue of $51,844, as compared to $458,140 in revenue recognized during the same period in 2021, a decrease of $406,296, or 89%. The decrease is primarily due to decreased PrintRite3D® unit sales of $416,500 in the first quarter of 2022, partially offset by an increase in revenues of $13,425 from our subscription based pricing program.

Our cost of revenue for the three months ended March 31, 2022 was $40,091, as compared to $128,331 for the same period in 2021, a decrease of $88,240, or 69%. The decrease was primarily attributable to fewer unit sales in 2022.

Sigma’s total operating expenses for the three months ended March 31, 2022 were $2,295,698, as compared to $1,781,404 for the same period in 2021, an increase of $514,294, or 29%. The increase was primarily attributable to an increase in salary and benefit costs, as described below, related to the hiring of additional employees in an effort to expand the commercialization of our products.

Salary and benefits costs were $1,292,010 for the three months ended March 31, 2022, as compared to $847,171 for the same period in 2021, an increase of $444,839, or 53%. The increase was comprised of: (a) $266,711 related to the hire of additional employees; (b) $84,677 related to salary increases for existing employees; (c) increased stock appreciation rights of $37,498; and (d) increased taxes and benefits of $98,607. Partially offsetting these increases was a decrease in commissions of $42,654 due to fewer unit sales.

Stock-based compensation was $170,976 for the three months ended March 31, 2022, as compared to $117,477 for the same period in 2021, an increase of $53,499, or 46%. . This increase is primarily a result of stock options granted to new employees of $3,267 and increased stock option grants to existing employees and executive management of $12,748 and $37,484, respectively, in the three months ended March 31, 2022.

Operations and research & development expenses of $143,418 were incurred during the three months ended March 31, 2022, as compared to $196,340 in the same period of 2021, a decrease of $52,922, or 30%. The decrease was primarily due to a decrease in operations costs of $59,192 as we incurred charges in the first quarter of 2021 of $52,987 for inventory obsolescence, including $14,471 for metal powder write-offs, field service expenses of $5,220, as well as equipment upgrades in both our manufacturing facility and our 3D metal printers totaling $12,277. Partially offsetting these decreases was an increase in purchases of lab supplies of $11,565, and increased research & development costs of $6,268 due to an increase in consulting costs of $21,043 in connection with ongoing PrintRite3D software development, partially offset by a decrease in expenses associated with a first quarter 2021 simulation project of $14,775.

Investor, public relations, and marketing expenses of $94,326 were incurred during the three months ended March 31, 2022, as compared to $108,341 during the same period in 2021. The decrease of $14,015, or 13%, was primarily due to a decrease in investor relations consulting costs of $23,473 due to issuance of fewer stock appreciation rights and options issued in 2022 and lower advertising expenses of $3,984, partially offset by an increase in tradeshow expenses of $13,442 as a result of increased attendance due to reduced COVID travel restrictions in 2022.

Organization costs incurred in the three months ended March 31, 2022 were $58,749, as compared to $77,616 during the same period in 2021. The decrease of $18,867, or 24% was primarily due to a decrease in non-employee director stock-based compensation of $39,750, partially offset by an increase in such directors’ cash compensation of $20,695.

Legal & professional fees incurred in the three months ended March 31, 2022 were $211,416, as compared to $176,847 incurred during the same period in 2021, an increase of $34,569, or 20%. This increase was primarily a result of an increase in consulting expenses of $82,175 due to the engagement of technical consulting support of $28,590 in connection with our new subscription-based pricing model, $3,500 in external human resources consulting, $17,800 for manufacturing support, and $32,285 related to consulting services for corporate matters, and an increase in audit fees of $9,936. These increases were partially offset by a decrease in legal expenses of $28,590 and a decrease in recruiting expenses of $26,667 related to new hires in 2021.

Office expenses for the three months ended March 31, 2022 were $205,432, as compared to $148,225 for the same period in 2021, an increase of $57,207, or 39%. The increases resulted primarily from: (a) travel and entertainment of $53,542 as compared to virtually no travel during the same period in 2021 as a result of COVID 19 travel restrictions; (b) an increase in payroll service fees of $2,247 related to new hires; and (c) dues & subscriptions of $12,910 for new customer relationship management, product lifecycle management, and project management software. Partially offsetting these increases was a decrease in postage and shipping of $6,388, and a decrease in office supply expense of $7,377.

Depreciation and amortization expense for the three months ended March 31, 2022 totaled 31,584 as compared to $23,031 for the same period in 2021, an increase of $8,553, or 37%. The increase is primarily the result of two PrintRite3D units on out new leasing program.

Other operating expenses were $87,787 for the three months ended March 31, 2022, as compared to $86,356 for the same period in 2021. The increase was primarily due to an increase in our insurance policy premiums for 2022 of $1,701, partially offset by lower bank service fees during the period.

In the three months ended March 31, 2022, we realized net other income of $76,550, as compared to net other income of $800,936 in 2021. The decrease of $724,386, or 90% was primarily due to an unrealized gain of $802,285 from the March 31, 2021 revaluation of the derivative liability resulting from our private placement of warrants to purchase 2,190,000 shares of common stock in the first quarter of 2021, partially offset by $76,628 received in New Mexico state incentives in the first quarter of 2022.

Sigma’s net loss applicable to common stockholders for the three months ended March 31, 2022 was $2,221,615, as compared to $711,567 for the same period of 2021, a $1,510,048 increase. The increase was primarily due to the increased loss from operations of $832,350 and the decrease in other income of $724,386. These increases were partially offset by a decrease in preferred dividends of $46,688.

Liquidity and Capital Resources

As of March 31, 2022, we had $9,277,929 in cash and working capital of $9,588,858, as compared with $11,447,047 in cash and working capital of $11,702,358 as of December 31, 2021.

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises.

On March 26, 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at a price of $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of common stock at an exercise price of $4.32 per share. Each warrant became exercisable on May 24, 2021, which was the date the Company obtained Stockholder Approval, and will expire two years after the initial exercise date.

On January 12, 2021, the Company closed a public offering of common stock in which it issued 1,711,783 shares of common stock at a price of $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting commissions and other offering expenses payable by the Company.

During the first quarter of 2021, the Company received net cash proceeds of $1,136,010 from the exercise of outstanding warrants.

We believe that our existing cash on hand will be sufficient to fund our anticipated operating costs and capital expenditure requirements through at least the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	Revenue from the sales of our existing and future products;
●	Costs associated with the expansion of our business and operations;
●	The cost of expending, maintaining, and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights; and
●	The effect of competing technological and market developments.

During 2022, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite3D® technology. We expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology will enable us to further commercialize this technology into the AM metal market in 2022. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies).

The worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries. The future impact of the ongoing epidemic, including the emergence of variations of the virus, is highly uncertain so that no assurance can be given that our business and results of operations will not be materially and adversely affected. It is also uncertain as to any further disruption of the financial markets, which may reduce our ability to access capital on favorable terms or at all.

However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which may benefit the Company.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 increased to $2,027,019 from $1,240,586 during the same period in 2021, a $786,433, or 63% increase. Contributing to this increase was an increase in net loss of $1,566,736 and decreases in accounts payable and accrued expenses of $265,467, prepaid assets of $6,278, and total stock-based compensation of $5,519. Partially offsetting these increases in cash usage were a decrease in the gain on derivative liability of $802,285, a decrease in accounts receivable of $207,658, a decrease in inventory purchases of $16,110, and increases in deferred revenue and depreciation and amortization expense of $12,961 and $8,553, respectively.

Net Cash Used in Investing Activities

Net cash used by investing activities during the three months ended March 31, 2022 was $142,099, which compares to $21,969 of cash used by investing activities during the same period of 2021, an increase of $120,130. The increase resulted from leased PrintRite3D units reclassified as property, plant and equipment, and increased patent costs during the first quarter of 2022.

Net Cash Provided by Financing Activities

The Company did not raise any capital nor were there any warrant exercises during the three months ended March 31, 2022. Cash provided by financing activities during the three months ended March 31, 2021 totaled $14,404,942 due to the receipt of $14,869,899 of proceeds less $1,600,967 of offering costs in connection with our January and March 2021 public and private offerings. The exercise of outstanding warrants during the three months ended March 31, 2021 provided an additional $1,136,010 in cash proceeds.

Our ability to continue to fund our liquidity and working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future PrintRite3D contracts, follow-on contracts resulting from successful engagements, possible strategic partnerships, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect that the COVID-19 outbreak or geopolitical events, including the conflict in Ukraine, may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

We have no lines of credit or other financing arrangements.

Inflation and changing prices have had no material effect on our continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and changes in internal controls over financial reporting.

Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

10.1	Amendment, dated February 16, 2022, to Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg (filed by the Company as Exhibit 10.28 to the Company’s Form 10-K, filed on March 24, 2022, and incorporated herein by reference).*

10.2	Amendment, dated February 16, 2022, to Amended and Restated Employment Agreement, dated June 10, 2021, between Sigma Labs, Inc. and Mark K. Ruport (filed by the Company as Exhibit 10.29 to the Company’s Form 10-K, filed on March 24, 2022, and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGMA LABS, INC.

April 26, 2022	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2022	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

