Form 10-Q
period 2022-06-30
SIGMA LABS, INC.
filed 2022-08-05
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(505) 438-2576

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SASI	The NASDAQ Stock Market LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 4, 2022, the issuer had 10,498,802 shares of common stock outstanding.

SIGMA LABS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Labs, Inc.

Condensed Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current Assets:
Cash	$6,933,499	$11,447,047
Accounts Receivable, net	291,758	412,192
Inventory	783,666	710,080
Prepaid Assets	131,475	114,278
Total Current Assets	8,140,398	12,683,597

Other Assets:
Property and Equipment, net	265,678	232,282
Intangible Assets, net	1,029,315	925,111
Total Other Assets	1,294,993	1,157,393

TOTAL ASSETS	$9,435,391	$13,840,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$240,400	$206,442
Deferred Revenue	130,704	148,855
Accrued Expenses	253,754	625,942
Total Current Liabilities	624,858	981,239

TOTAL LIABILITIES	624,858	981,239

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 465 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 24,000,000 shares authorized; 10,498,802 shares issued and outstanding	10,499	10,499
Additional Paid-In Capital	53,876,218	53,442,431
Accumulated Deficit	(45,076,185)	(40,593,180)
Total Stockholders’ Equity	8,810,533	12,859,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,435,391	$13,840,990

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES	$236,660	$144,148	$288,504	$602,288

COST OF REVENUE	193,075	116,397	233,166	244,728

GROSS PROFIT	43,585	27,751	55,338	357,560

OPERATING EXPENSES:
Salaries & Benefits	1,184,818	985,348	2,476,828	1,832,520
Stock-Based Compensation	167,439	116,441	338,415	233,919
Operations and R&D Costs	146,885	280,700	290,303	477,040
Investor, Public Relations and Marketing	152,300	114,762	246,626	223,103
Organization Costs	60,817	158,529	119,566	236,145
Legal & Professional Service Fees	144,528	244,019	355,944	420,866
Office Expenses	303,600	151,871	509,032	300,096
Depreciation & Amortization	29,861	25,783	61,445	48,814
Other Operating Expenses	89,177	91,198	176,964	177,554
Total Operating Expenses	2,279,425	2,168,651	4,575,123	3,950,057

LOSS FROM OPERATIONS	(2,235,840)	(2,140,900)	(4,519,785)	(3,592,497)

OTHER INCOME (EXPENSE)
Interest Income	1,176	7,018	2,747	7,073
Gain on Derivative Liability	-	290,156	-	1,092,441
State Incentives	-	-	76,628	-
Exchange Rate Gain (Loss)	(10,436)	208	(10,766)	158
Interest Expense	(2,070)	(2,029)	(3,389)	(3,382)
Total Other Income (Expense)	(11,330)	295,353	65,220	1,096,290

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,247,170)	(1,845,547)	(4,454,565)	(2,496,207)

Provision for income Taxes	-	-	-	-

Net Loss	$(2,247,170)	$(1,845,547)	$(4,454,565)	$(2,496,207)

Preferred Dividends	(14,220)	(14,220)	(28,440)	(75,127)

Net Loss Applicable to Common Stockholders	$(2,261,390)	$(1,859,767)	$(4,483,005)	$(2,571,334)

Net Loss per Common Share – Basic and Diluted	$(0.22)	$(0.18)	$(0.43)	$(0.28)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,498,802	10,493,598	10,498,802	9,149,328

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Statement of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and June 30, 2021

(Unaudited)

For the Three Months Ended June 30, 2022 and June 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2022	465	$1	10,498,802	$10,499	$53,661,061	$(42,814,795)	$10,856,766
Net Loss	-	-	-	-	-	(2,247,170)	(2,247,170)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Stock Options Issued for Third Party Services	-	-	-	-	11,777	-	11,777
Stock Options Awarded to Directors for Services	-	-	-	-	21,721	-	21,721
Stock Options Awarded to Employees	-	-	-	-	167,439	-	167,439

Balances, June 30, 2022	465	$1	10,498,802	$10,499	$53,876,218	$(45,076,185)	$8,810,533

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2021	465	$1	10,493,598	$10,494	$47,225,812	$(33,816,575)	$13,419,732

Net Loss	-	-	-	-	-	(1,845,547)	(1,845,547)
Extinguishment of Derivative Liability	-	-	-	-	4,615,771	-	4,615,771
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Securities Issued for Third Party Services	-	-	-	-	24,956	-	24,956
Stock Options Awarded to Employees	-	-	-	-	116,441	-	116,441
Stock Options Awarded to Directors	-	-	-	-	60,803	-	60,803
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156

For the Six Months Ended June 30, 2022 and June 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(4,454,565)	(4,454,565)
Preferred Stock Dividends	-	-	-	-	28,440	(28,440)	-
Stock Options Issued for Third Party Services	-	-	-	-	23,490	-	23,490
Stock Options Awarded to Directors for Services	-	-	-	-	43,442	-	43,442
Stock Options Awarded to Employees	-	-	-	-	338,415	-	338,415

Balances, June 30, 2022	465	$1	10,498,802	$10,499	$53,876,218	$(45,076,185)	$8,810,533

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Net Loss	-	-	-	-	-	(2,496,207)	(2,496,207)
Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Extinguishment of Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	75,108	(75,127)	-
Common Shares Issued Upon Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares Issued Upon Exercise of Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Securities Issued for Third Party Services	-	-	1,500	2	55,935	-	55,937
Stock Options Awarded to Employees	-	-	-	-	233,919	-	233,919
Stock Options Awarded to Directors	-	-	-	-	122,274	-	122,274
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156

See accompanying notes to condensed financial statements.

Sigma Labs, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net Loss	$(4,454,565)	$(2,496,207)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	61,445	48,814
Gain on Derivative Liability	-	(1,092,441)
Stock Based Compensation - Employees	338,415	233,919
Stock Based Compensation - Third Party Services	23,490	55,937
Stock Based Compensation - Directors	43,442	122,274
Change in assets and liabilities:
Accounts Receivable	120,434	(57,888)
Inventory	(73,586)	(187,348)
Prepaid Assets	(17,197)	(51,591)
Accounts Payable	33,958	186,831
Deferred Revenue	(18,151)	(14,388)
Accrued Expenses	(372,188)	(14,531)
NET CASH USED IN OPERATING ACTIVITIES	(4,314,503)	(3,266,620)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(83,848)	(52,931)
Purchase of Intangible Assets	(115,197)	(55,090)
NET CASH USED IN INVESTING ACTIVITIES	(199,045)	(108,021)

FINANCING ACTIVITIES

Gross Proceeds from Public and Private Issuances of Securities	-	14,869,899
Less Offering Costs	-	(1,600,967)
Proceeds from Exercise of Warrants	-	1,136,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,404,942

NET CHANGE IN CASH FOR PERIOD	(4,513,548)	11,030,301

CASH AT BEGINNING OF PERIOD	11,447,047	3,700,814

CASH AT END OF PERIOD	$6,933,499	$14,731,115

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$-	$75,108
Other noncash operating activities disclosure:
Issuance of Securities for services	$66,932	$178,209
Disclosure of cash paid for:
Interest	$3,389	$3,382
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA LABS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business -Sigma Labs, Inc., a Nevada corporation, was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its customers to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation. The terms the “Company,” “Sigma,” “we,” “us” and “our” refer to Sigma Labs, Inc.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2022 and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2021 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year.

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

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. On March 26, 2021, the Company issued warrants to purchase an aggregate of 2,190,000 shares of common stock in a private placement concurrently with a registered direct offering of our common stock The warrants became exercisable on May 24, 2021, the date the Company obtained stockholder approval to increase its authorized common shares from 12,000,000 to 24,000,000, and will expire on May 24, 2023.

Pursuant to ASC 815-40-25-10, because the Company did not have sufficient authorized and unissued shares of common stock available to settle the warrants at the issue date, such warrants were accounted for as a derivative liability. For the six months ended June 30, 2021, the Company recorded a gain of $1,092,441 due to the change in the fair value of the derivative liability as measured on a recurring basis. On May 24, 2021, upon receiving shareholder approval to increase its authorized common shares, the Company reclassified the warrant liability to equity pursuant to ASC 815.40.35.8.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2022 and 2021, the Company had the following common shares underlying these instruments:

	June 30,
	2022	2021
Warrants	3,825,781	3,987,931
Stock Options	1,528,637	853,936
Preferred Stock	148,918	124,483
Total Underlying Common Shares	5,503,336	4,966,350

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods ended June 30, 2022 and 2021:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Net Loss per Common Share - Basic and Diluted	$(0.22)	$(0.18)	$(0.43)	$(0.28)
Loss Applicable to Common Stockholders (numerator)	$(2,261,390)	$(1,859,767)	$(4,483,005)	$(2,571,334)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	10,498,802	10,493,598	10,498,802	9,149,328

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

Revenue Recognition – The Company’s revenue derived primarily from sales of our software and related hardware suite under perpetual licenses and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it enters into agreements to lease its PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment that customers have the right to substantially all the economic benefit from and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

The agreements may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term. For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months with 30-days written notice. Some, but not all, of the arrangements provide for a lessee to purchase the asset at a stated amount that approximates fair value and are not reasonably certain to be exercised at the inception of the arrangement. There are no anticipated variable lease payments at the inception of the arrangement.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training. The Company has elected the single component practical expedient to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training do not have the same pattern of transfer; therefore, this component is not eligible for the single component practical expedient. The consideration has been allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased assets based on the life of the underlying assets, the ability to refurbish and sell the assets, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

Revenue from lease payments related to these operating leases for the three and six months ended June 30, 2022 was $14,138 and $20,138, respectively.

Minimum Lease Payments Receivable

Minimum lease payments receivable for each of the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2022 (remaining)	$18,000
2023	$3,000
2024	-
2025 and thereafter	-
Total	$21,000

Assets Underlying Operating Leases:

Assets under operating leases are comprised of the following:

June 30, 2022
PrintRite 3D Hardware	$38,949
Accumulated Depreciation	2,782
Net Book Value	$36,167

The Company is depreciating assets over their useful life of 7 years, but certain subassemblies and components may have a longer economic life.

NOTE 2 – Inventory

At June 30, 2022 and December 31, 2021, the Company’s inventory was comprised of:

	June 30, 2022	December 31, 2021
Raw Materials	$172,863	$202,015
Work in Process	328,720	224,079
Finished Goods	282,083	283,986
Total Inventory	$783,666	$710,080

NOTE 3 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period.” The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At June 30, 2022, the total remaining amount of the deferral was $37,728. Per the terms of the deferral program, such amount is due by December 31, 2022, at 0% interest.

NOTE 4 - Stockholders’ Equity

Common Stock

On May 24, 2021, at a Special Stockholders Meeting, our stockholders approved an increase in the authorized shares of common stock from 12,000,000 to 24,000,000.

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

In March 2021, the Company closed a public offering in which it issued 2,190,000 shares of common stock at a price of $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants (“Warrants”) to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable commencing May 24, 2021, the date the Company obtained Stockholder Approval, and will expire two years after the initial exercise date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the public offering, The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8% of the number of shares of our Common Stock issued upon such exercise.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm previously engaged by the Company as partial compensation for services rendered.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 shares of preferred stock were issued and outstanding at June 30, 2022 and December 31, 2021.

In January 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Institutional Private Placement”). Pursuant to the SPA, the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and are payable monthly in kind by the increase of the stated value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection). Alternatively, a holder may at any time convert all, or any part, of its Series D Preferred Shares at an alternative conversion price equal to the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Stock being redeemed.

At June 30, 2022, there were 132 shares of Series D Preferred Stock outstanding, which if converted as of June 30, 2022, including the make-whole dividends, would result in the issuance of 87,267 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to certain of its directors and the Company’s largest shareholder 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a dividend rate of 9% per annum and are payable monthly in kind by the increase of the stated value of the Series E Preferred Stock by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of common stock (subject to adjustment for stock splits, dividends, recapitalizations and similar events).

At June 30, 2022, 333 shares of Series E Preferred Stock were outstanding, which if converted as of June 30, 2022, including the make-whole dividends, would result in the issuance of 61,651 shares of common stock.

Stock Options

As of June 30, 2022, an aggregate of 201,861 shares of common stock were reserved for future issuance under the 2013 Equity Incentive Plan.

In March 2022, the Company granted options to its non-employee directors to purchase up to an aggregate of 56,000 shares of common stock at a strike price of $2.50. As of June 30, 2022, 50% of such grants were fully vested and exercisable, and the remaining 50% will vest in equal installments at the end of each of the next two quarters.

During the six months ended June 30, 2022, the Company granted four employees options to purchase up to an aggregate of 22,000 shares of common stock in connection with their employment. The options have a strike price of $2.50 and will vest in equal annual installments on the first through third anniversaries of the grant dates, provided that the employees remain employed by the Company on such dates. In addition, in February 2022, the Company granted its President and CEO an option to purchase up to 70,000 shares of common stock in connection with his employment. The option has a strike price of $2.50 and will vest in equal monthly installments over 36 months beginning March 2022, provided that the President and CEO remains employed by the Company on such dates.

Also in March 2022, the Company granted two consultants options to purchase up to an aggregate of 14,000 shares of common stock for services to be rendered. The options have a strike price of $2.50 and are fully vested.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock on the grant date. Stock options are typically granted throughout the year and generally vest over a period from one to three years of service and expire five years from the grant date, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total stock-based compensation expense included in the statements of operations for the six months ended June 30, 2022 and 2021 was $338,415 and $233,919, respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2022 and 2021:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.95-1.65%	0.19-0.32%
Expected volatility	106.4-110.0%	116.8-123.8%
Expected life (in years)	5	5

Option activity for the six months ended June 30, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	698,831	3.29	4.39	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(10,755)	3.49	-	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	162,000	2.50	4.69	-
Exercised	-	-	-	-
Forfeited or cancelled	(29,245)	4.54	-	-
Options outstanding June 30, 2022	1,528,637	4.05	3.53	-
Options expected to vest in the future as of June 30, 2022	436,963	3.26	3.88	-
Options exercisable at June 30, 2022	1,091,674	4.37	3.39	-
Options vested, exercisable, and options expected to vest at June 30, 2022	1,528,637	4.05	3.53	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the $1.28 closing price of our Common Stock on June 30, 2022. At June 30, 2022, no option grants had an exercise price below $1.28.

At June 30, 2022, there was $990,838 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.77 years.

Stock Appreciation Rights

On June 23, 2020, the board of directors (the “Board”) of the Company adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards only in the form of stock appreciation rights payable in cash (“SARs”) and no shares of common stock are reserved or will be issued pursuant to the Plan.

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

On February 16, 2022, the Company granted 30,000 SARs to our President and Chief Executive Officer at an exercise price of $2.50, the closing price of the Company’s common stock on the date of grant. The SARs will expire on the fifth anniversary of the grant date and will vest equally over 36 months beginning March 2022, provided that the President and Chief Executive Officer remains an employee of the Company on such dates.

On March 31, 2022, the Company granted 3,000 SARs to a consultant as partial compensation for services pursuant to a consulting agreement.at an exercise price of $2.50, The SARs expire on the fifth anniversary of the grant date and are fully vested and exercisable.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the six months ended June 30, 2022 and the year ended December 31, 2021:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.82-1.65%	0.39-0.40%
Expected volatility	108.4-119.0%	123.0%
Expected life (in years)	5	5

SARs activity for the six months ended June 30, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)
			-
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	45,033	2.33	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding June 30, 2022	415,657	3.06	3.83	-
SARs expected to vest in the future as of June 30, 2022	297,674	3.24	4.02	-
SARs exercisable at June 30, 2022	117,983	2.62	3.37	-
SARs vested, exercisable, and SARs expected to vest at June 30, 2022	415,657	3.06	3.83	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price currently below the $1.28 closing price of our common stock on June 30, 2022. No SARs grants have an exercise price below $1.28.

At June 30, 2022, there was $577,981 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.0 years.

Warrants

Warrant activity for the six months ended June 30, 2022 and the year ended December 31, 2021 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.63
Exercised	(495,641)	2.59	4.13
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(162,150)	40.00	-
Warrants outstanding at June 30, 2022	3,825,781	4.66	1.69

NOTE 5 - Subsequent Events

On July 1, 2022, our Board of Directors (the “Board”), based upon determinations and recommendations of the Compensation Committee of the Board, approved the Company’s 2022 executive compensation program. The program includes targeted cash incentive bonuses and long-term equity incentive awards to Jacob Brunsberg, our Chief Executive Officer, Frank Orzechowski, our Chief Financial Officer, Darren Beckett, our Chief Technology Officer, and Mark Ruport, our other named executive officer as of December 31, 2021, whom we collectively refer to as the “Participating Persons.” Also, on July 1, 2022, the Board, upon the recommendation of the Compensation Committee, adopted retention bonus and change in control plans for certain of the Participating Persons.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” for purposes of these provisions, including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in our Form 10-Q for the quarterly period ended March 31, 2022 and in this Quarterly Report.

Corporation Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name to Sigma Labs, Inc. We commenced our current business operations in 2010. On May 17, 2022, we began doing business as Sigma Additive Solutions.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our telephone number is (505) 438-2576. Our website address is www.sigmaadditive.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report.

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

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it enters into agreements to lease its PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment that customers have the right to substantially all the economic benefit from and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

The agreements may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term.  For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months with 30-days written notice. Some, but not all, of the arrangements provide for a lessee to purchase the asset at a stated amount that approximates fair value and are not reasonably certain to be exercised at the inception of the arrangement.  There are no anticipated variable lease payments at the inception of the arrangement.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training. The Company has elected the single component practical expedient to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training do not have the same pattern of transfer; therefore, this component is not eligible for the single component practical expedient. The consideration has been allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased assets based on the life of the underlying assets, the ability to refurbish and sell the assets, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

The Company is depreciating assets over their useful life of 7 years, but certain subassemblies and components may have a longer economic life.

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

Inventory Valuation - Inventories consist of raw materials used in the production of customized parts, work-in-process and finished goods components which will be sold to customers. Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out (FIFO) method. Charges for obsolete inventory are based on identification of specific items resulting from regular, on ongoing reviews of our inventory.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal or external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

Stock Based Compensation – We measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, and stock appreciation rights. Compensation cost is measured on the date of grant at its fair value.

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

Results of Operations

Three Months Ended June 30, 2022 and June 30, 2021

We generate revenues through perpetual and subscription-based licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

In January 2022, we announced the foundational elements of a three-year plan that we believe will increase the Company’s ability to achieve its mission of setting the quality standard for AM. The combined strategies are geared at making our technology more consumable in terms of ease of use and cost by end users, both for initial purchases and expansion opportunities, making it easier for original equipment manufacturers (“OEMs”) to embed our technology and generate attractive revenue streams for the OEM, and finally increasing the Company’s gross margins by moving towards a software-only solution.

To lower the barrier for initial users and for expansion opportunities within end users with a large number of printers, we began offering our current PrintRite3D integrated hardware and software solution on a subscription basis. The impact of the change will currently reduce the initial upfront cost to a new user from over $100,000 to approximately $3,000-$4,000 per month.

In order to expand the number of OEMs distributing our technology, we launched a three-tiered OEM program directed to: (1) new OEMs without their own quality assurance or monitoring solution; (2) established OEMs with a quality monitoring offering, but who have customers with multiple printers from multiple OEMs and want a single 3rd party quality and analytics solution with consistent quality metrics across printers, processes and materials; and (3) OEMs building open application programming interfaces, or APIs, to integrate components of Sigma’s proprietary technology with their current offerings. We are now working with OEMs on their next generation printers to offer a software-only solution that will utilize the printer’s computing infrastructure and dramatically reduce the overall cost of its technology, enabling the opportunity to move towards a software only embedded solution on every printer sold by partner OEMs.

The combination of subscription pricing and the software-only embedded OEM offerings are intended to make our technology more affordable to acquire and easier for OEMs to bundle, distribute and support in an effort to become the industry standard.

The shift in our business model has adversely affected our near-term revenue growth as we increase our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production. However, we believe these changes will contribute to faster adoption of our product by end users and will result in more predictable and profitable revenues over the longer term.

During the three months ended June 30, 2022, we recognized revenue of $236,660, as compared to $144,148 in the same period in 2021, an increase of $92,512, or 64.2%. The increase was primarily due to increased PrintRite3D® unit sales, revenue recognized from installations related to previous year sales, and an increase in annual maintenance contract renewals in the second quarter of 2022, as compared to the second quarter of 2021.

Our cost of revenue for the three months ended June 30, 2022 was $193,075, as compared to $116,397 for the same period in 2021, an increase of $76,678, or 65.9%. The increase was primarily attributable to increased unit sales in 2022, and increased travel, installation, and support costs related to the previous year sales.

Our total operating expenses for the three months ended June 30, 2022 were $2,279,425, as compared to $2,168,651 for the same period in 2021, an increase of $110,774, or 5.1%. The increase was primarily attributable to an increase in salary and benefit costs, as described below, related to the hiring of additional employees in an effort to expand the commercialization of our products, and an increase in office expense due to a company-wide global conference held in the second quarter.

Salary and benefits costs were $1,184,818 for the three months ended June 30, 2022, as compared to $985,348 for the same period in 2021, an increase of $199,470, or 20.2%. The increase was comprised of: (a) $166,469 of salary increases for existing employees and two new hires; (b) an increase in commissions of $9,402 due to increased sales; (c) an increase in severance costs of $27,390; and (d) increased taxes and benefits of $88,906. Partially offsetting these increases was a decrease in stock appreciation rights of $92,697 resulting from the June 30, 2022 revaluation.

Stock-based compensation was $167,439 for the three months ended June 30, 2022, as compared to $116,441 for the same period in 2021, an increase of $50,998, or 43.8%. This increase was primarily a result of the expense related to options awarded to new employees and the expense for annual option grants awarded to employees in the third quarter of 2021.

Operations and research and development expenses of $146,885 were incurred during the three months ended June 30, 2022, as compared to $280,700 in the same period of 2021, a decrease of $133,815, or 47.7%. The decrease was primarily due to a decrease in operations costs of $61,148 and a decrease in research and development expenses of $72,667. The decrease in operations costs related to charges in the second quarter of 2021 for inventory obsolescence and purchases of lab supplies. The decrease in research and development expenses was attributable to second quarter 2021 simulation project expenses of $73,188, and expenses of $11,750 related to the ongoing research and development efforts for parts upgrades with no such projects in 2022. Partially offsetting these costs was an increase in consulting expenses of $12,271 in the second quarter of 2022 in connection with ongoing PrintRite3D software development.

Investor, public relations, and marketing expenses of $152,300 were incurred during the three months ended June 30, 2022, as compared to $114,762 during the same period in 2021. The increase of $37,538, or 32.7%, was primarily due to an increase in tradeshow expenses of $47,691 as a result of increased attendance following the lifting of COVID-19 related travel restrictions in 2022. Partially offsetting these increases were a decrease in investor relations consulting costs of $6,060 due to revaluation of stock appreciation rights held by consultants and lower advertising expenses of $4,093.

Organization costs incurred in the three months ended June 30, 2022 were $60,817, as compared to $158,529 during the same period in 2021. The decrease of $97,712, or 61.6% was primarily attributable to a decrease in shareholder services of $77,400 due to $58,780 of expenses incurred in connection with a special shareholders meeting held in May of 2021, a decrease due to a timing difference of $18,620 resulting from expense recognized in the second quarter of 2021 as our annual shareholders meeting was held earlier in 2021 versus 2022, a decrease in processing of regulatory filings of $1,231, and a decrease in non-employee director compensation of $19,081.

Legal and professional fees incurred in the three months ended June 30, 2022 were $144,528, as compared to $244,019 incurred during the same period in 2021, a decrease of $99,491, or 40.8%. This decrease was primarily a result of a decrease in recruiting expenses of $64,000 due to fewer new hires in 2022 as compared to 2021, a decrease in legal expenses of $32,300 as a result of one less shareholders meeting in 2022 and fewer regulatory filings, a decrease in consulting expenses of $2,682, and a decrease in accounting fees of $1,635. Partially offsetting these decreases was an increase in IT expenses of $1,126.

Office expenses for the three months ended June 30, 2022 were $303,600 as compared to $151,871 for the same period in 2021, an increase of $151,729, or 99.9%. The increase resulted primarily from: (a) an increase in travel and entertainment expenses of $48,496 as compared to the same period in 2021 as a result of COVID-19 related travel restrictions; (b) expenses of $106,413 related to a Company-wide, global conference held in May of 2022; (c) an increase in payroll service fees of $6,133 related to two new hires and annual price increases; (d) dues & subscriptions of $2,189 for new customer relationship management, product lifecycle management, and project management software; and (e) an increase in rent and utilities expense of $2,041. Partially offsetting these increases was a decrease in postage and shipping of $14,301.

Depreciation and amortization expense for the three months ended June 30, 2022 totaled $29,861 as compared to $25,783 for the same period in 2021, an increase of $4,078, or 15.8%. The increase was primarily the result of PrintRite3D units sold under our subscription-based pricing program.

Other operating expenses were $89,177 for the three months ended June 30, 2022, as compared to $91,198 for the same period in 2021. The decrease was primarily due to SEC filing fees related to various registration statements filed in June 2021, as compared to none in the second quarter of 2022.

In the three months ended June 30, 2022, we realized net other expenses of $11,330, as compared to net other income of $295,353 in 2021. The decrease of $306,683, or 103.8% was primarily due to an unrealized gain of $290,150 from the 2021 revaluation of the derivative liability resulting from our private placement of warrants to purchase 2,190,000 shares of common stock in the second quarter of 2021,a decrease in interest income in 2022, and a foreign currency exchange loss of $10,436 in 2022 due to the strengthening of the US dollar against the Euro.

Our net loss applicable to common stockholders for the three months ended June 30, 2022 was $2,261,390, as compared to $1,859,767 for the same period of 2021, a $401,623 increase. The increase was primarily due to the decrease in other income of $306,683 and increased loss from operations of $94,940.

Six Months Ended June 30, 2022 and June 30, 2021

During the six months ended June 30, 2022, we recognized revenue of $288,504, as compared to $602,288 in the same period in 2021, a decrease of $313,784, or 52.1%. The decrease was primarily due to a decrease in perpetual license sales of our PrintRite3D® units of $401,750, and decreased revenues from our legacy Rapid Test and Evaluation (“RTE”) program of $20,000 in 2022. Partially offsetting these decreases was an increase in revenues of $14,171 from our subscription-based pricing program, on-site installation and support revenue of $62,068, an increase in consulting service revenue of $4,500, and an increase in annual maintenance contract revenue of $27,227.

Our cost of revenue for the six months ended June 30, 2022 was $233,166, as compared to $244,728 for the same period in 2021, a decrease of $11,562, or 4.7%. The decrease was primarily attributable to fewer unit sales in 2022 partially offset by increased travel costs incurred related to installations from 2021 sales.

Our operating expenses for the six months ended June 30, 2022 were $4,575,123, as compared to $3,950,057 for the same period in 2021, an increase of $625,066, or 15.8%. The increase was primarily attributable to an increase in salary and benefit costs, as described below, related to the hiring of additional employees in an effort to expand the commercialization of our products.

Salary and benefits costs were $2,476,828 for the six months ended June 30, 2022, as compared to $1,832,519 for the same period in 2021, an increase of $644,309, or 35.2%. The increase was comprised of: (a) $517,852 in employee salary increases and average full-time employee headcount increasing by two; (b) a $27,390 increase in severance; and (c) increased taxes and benefits of $187,529. Partially offsetting these increases was a decrease in commissions of $33,263 due to fewer unit sales and a decrease in stock appreciation rights of $55,199 due to the June 30, 2022 revaluation.

Stock-based compensation was $338,415 for the six months ended June 30, 2022, as compared to $233,919 for the same period in 2021, an increase of $104,496, or 44.7%. This increase was primarily due to the expense related to options granted to new employees, the expense of annual option grants awarded to employees in the third quarter of 2021, and the expense related to the vesting of options granted to our Chief Executive Officer in February, 2022.

Operations and research & development expenses of $290,303 were incurred during the six months ended June 30, 2022, as compared to $477,040 in the same period of 2021, a decrease of $186,737, or 39.1%. The decrease was primarily due to a decrease in operations costs of $126,868 and a decrease in research and development costs of $59,869. The decrease in operations expense was due to: (1) charges we incurred in 2021 of $45,996 for inventory obsolescence, including $14,471 for metal powder write-offs; (2) equipment upgrades in both our manufacturing facility and our 3D metal printers totaling $12,277; and (3) a decrease in parts and material purchases of $62,063. Partially offsetting these decreases was an increase in purchases of lab supplies of $7,939. The decrease in research and development costs is due to expenses associated with a simulation project in 2021 of $87,964, partially offset by an increase in consulting costs of $28,095 in connection with ongoing PrintRite3D software development.

Investor, public relations, and marketing expenses of $246,626 were incurred during the six months ended June 30, 2022, as compared to $223,103 during the same period in 2021. The increase of $23,523, or 10.5%, was primarily due to an increase in tradeshow expenses of $61,134 as compared to 2021, when COVID-19 travel restrictions precluded attendance at such events. Partially offsetting this increase was a decrease in investor relations consulting costs of $29,534 due to a revaluation of stock appreciation rights at June 30, 2022, and lower advertising expenses of $8,077.

Organization costs incurred in the six months ended June 30, 2022 were $119,566, as compared to $236,145 during the same period in 2021. The decrease of $116,579, or 49.4%, was primarily attributable to a decrease in shareholder services of $77,748 due to expenses of $58,780 incurred in connection with a special shareholders’ meeting held in 2021, a timing difference of $18,620 in expenses related to our regular annual shareholders’ meeting and a decrease in non-employee director compensation of $38,831.

Legal and professional fees incurred in the six months ended June 30, 2022 were $355,944, as compared to $420,866 incurred during the same period in 2021, a decrease of $64,922, or 15.4%. This decrease was primarily a result of a decrease in legal expenses of $60,890 due to one less shareholders meeting and fewer regulatory filings, and a decrease in recruiting expenses of $90,667 related to new hires in 2021. These decreases were partially offset by an increase in consulting expenses of $34,625 attributable to the engagement of technical consulting support in connection with our new subscription-based pricing model, $3,500 in external human resources consulting, and $40,209 related to consulting services for corporate matters, and an increase in audit fees of $8,301.

Office expenses for the six months ended June 30, 2022 were $509,032, as compared to $300,096 for the same period in 2021, an increase of $208,936, or 69.6%. The increase resulted primarily from: (a) travel and entertainment of $102,957 as compared to significantly less travel in 2021 as a result of COVID-19 related travel restrictions; (b) expenses of $106,413 related to a Company-wide, global conference held in May of 2022; (c) an increase in payroll service fees of $8,381 related to new hires; (d) dues & subscriptions of $15,098 for new customer relationship management, product lifecycle management, and project management software; and (e) an increase in utilities expenses of $3,244. Partially offsetting these increases was a decrease in postage and shipping of $20,690, and a decrease in office supply expense of $6,618.

Depreciation and amortization expense for the six months ended June 30, 2022 totaled $61,445 as compared to $48,814 for the same period in 2021, an increase of $12,631, or 25.9%. The increase was primarily the result sales of PrintRite3D units under our new subscription-based pricing program.

Other operating expenses were $176,964 for the six months ended June 30, 2022, as compared to $177,554 for the same period in 2021. The decrease was primarily due to decrease in SEC filing fees of $5,850 and a decrease in licensing fees of $2,166, partially offset by an increase in our insurance policy premiums for 2022 of $7,639.

In the six months ended June 30, 2022, we realized net other income of $65,220, as compared to net other income of $1,096,290 in 2021. The decrease of $1,031,070, or 94.1%, was primarily due to a gain of $1,092,441 from the 2021 revaluation of the derivative liability resulting from our private placement of warrants to purchase 2,190,000 shares of common stock in the second quarter of 2021, a foreign currency exchange loss of $10,436 in 2022 due to the strengthening of the US dollar against the Euro, and a decrease in interest income of $4,326, partially offset by $76,628 in New Mexico state incentives in the first quarter of 2022.

Our net loss applicable to common stockholders for the six months ended June 30, 2022 was $4,483,005, as compared to $2,571,334 for the same period of 2021, a $1,911,671 increase. The increase was primarily due to the increased loss from operations of $927,288 and the decrease in other income of $1,031,070. These increases were partially offset by a decrease in preferred dividends of $46,687.

Liquidity and Capital Resources

As of June 30, 2022, we had $6,933,499 in cash and working capital of $7,515,540, as compared with $11,447,047 in cash and working capital of $11,702,358 as of December 31, 2021.

Our major sources of funding have been proceeds from public and private offerings of our equity securities and from warrant exercises.

On March 26, 2021, the Company closed a public offering in which it issued 2,190,000 shares of common stock at a price of $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of common stock at an exercise price of $4.32 per share. Each warrant became exercisable on May 24, 2021, and will expire two years after the initial exercise date.

On January 12, 2021, the Company closed a public offering in which it issued 1,711,783 shares of common stock at a price of $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting commissions and other offering expenses payable by the Company.

During the first quarter of 2021, the Company received net cash proceeds of $1,136,010 from warrant exercises.

We believe that our existing cash on hand, together with expected revenue, will be sufficient to fund our anticipated operating costs and capital expenditure requirements through at least 12 months from the filing of this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we may need to raise additional financing to fund our operations.

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

The worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries. The future impact of the ongoing epidemic, including the emergence of variations of the virus, is highly uncertain and no assurance can be given that our business and results of operations will not be materially and adversely affected. It is also uncertain as to any further disruption of the financial markets, which may reduce our ability to access capital on favorable terms or at all. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which may benefit the Company.

The effects of a U.S. or global recession, while difficult to predict, could result in some customers delaying orders or not proceeding with planned orders for our PrintRite3D systems.

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 increased to $4,314,503 from $3,266,620 during the same period in 2021, a $1,047,883, or 32.1% increase. Contributing to this increase was an increase in net loss, adjusted for non-cash expenses of $860,068, and decreases in accounts payable and accrued expenses of $510,530, and an increase in deferred revenue of $3,763. Partially offsetting these increases in cash usage were, a decrease in accounts receivable of $178,322, a decrease in inventory purchases of $113,762, and a decrease in prepaid expenses of $34,394.

Net Cash Used in Investing Activities

Net cash used by investing activities during the six months ended June 30, 2022 was $199,045, which compares to $108,021 of cash used by investing activities during the same period of 2021, an increase of $91,024, or 84.3%. The increase resulted from leased PrintRite3D units reclassified as property, plant and equipment, and increased patent costs during the first six months of 2022.

Net Cash Provided by Financing Activities

The Company did not raise any capital nor were there any warrant exercises during the six months ended June 30, 2022. Cash provided by financing activities during the six months ended June 30, 2021 totaled $14,404,942 due to the receipt of the net proceeds of our January and March 2021 public and private offerings. The exercise of outstanding warrants during the six months ended June 30, 2021 provided an additional $1,136,010 in cash proceeds.

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

Inflation, changing prices and rising interest rates have had no material effect on our continuing operations over our two most recent fiscal years. However, continued unfavorable trends may affect the prices we pay for materials and other goods and services necessary to our business, thus increasing our use of cash.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures and changes in internal controls over financial reporting.

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

10.1	Amendment, effective as of April 1, 2022, to Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg.* **

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGMA LABS, INC.

August 5, 2022	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer (Principal Executive Officer)

August 5, 2022	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

