Form 10-Q
period 2022-09-30
SIGMA ADDITIVE SOLUTIONS, INC.
filed 2022-11-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38015

SIGMA ADDITIVE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

nevada	27-1865814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3900 Paseo del Sol

Santa Fe, NM 87507

(Address of principal executive offices)

(505) 438-2576

(Registrant’s telephone number, including area code)

SIGMA LABS, INC.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2022, the issuer had 10,498,802 shares of common stock outstanding.

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Condensed Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current Assets:
Cash	$4,800,680	$11,447,047
Accounts Receivable, net	367,770	412,192
Inventory	967,432	710,080
Prepaid Assets	177,724	114,278
Total Current Assets	6,313,606	12,683,597

Other Assets:
Property and Equipment, net	244,838	232,282
Intangible Assets, net	1,084,205	925,111
Total Other Assets	1,329,043	1,157,393

TOTAL ASSETS	$7,642,649	$13,840,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$403,547	$206,442
Deferred Revenue	129,689	148,855
Accrued Expenses	287,645	625,942
Total Current Liabilities	820,881	981,239

TOTAL LIABILITIES	820,881	981,239

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 465 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 24,000,000 shares authorized; 10,498,802 shares issued and outstanding	10,499	10,499
Additional Paid-In Capital	54,193,981	53,442,431
Accumulated Deficit	(47,382,713)	(40,593,180)
Total Stockholders’ Equity	6,821,768	12,859,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,642,649	$13,840,990

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES	$188,245	$700,237	$476,749	$1,302,525

COST OF REVENUE	79,713	164,766	312,879	409,493

GROSS PROFIT	108,532	535,471	163,870	893,032

OPERATING EXPENSES:
Salaries & Benefits	1,227,805	1,222,760	3,704,633	3,055,279
Stock-Based Compensation	275,418	659,512	613,833	893,431
Operations and R&D Costs	152,245	131,772	442,548	608,812
Investor, Public Relations and Marketing	46,832	119,622	293,458	342,725
Organization Costs	140,522	342,112	260,088	578,256
Legal & Professional Service Fees	252,886	261,075	608,830	681,941
Office Expenses	183,608	172,238	692,640	472,335
Depreciation & Amortization	26,857	27,689	88,302	76,502
Other Operating Expenses	86,783	90,108	263,747	267,663
Total Operating Expenses	2,392,956	3,026,888	6,968,079	6,976,944

LOSS FROM OPERATIONS	(2,284,424)	(2,491,417)	(6,804,209)	(6,083,912)

OTHER INCOME (EXPENSE)
Interest Income	278	2,981	3,025	10,053
State Incentives	-	-	76,628	-
Exchange Rate Loss	(6,184)	(490)	(16,950)	(333)
Interest Expense	(1,978)	(2,052)	(5,367)	(5,434)
Other Income	-	-	-	1,092,441
Total Other Income (Expense)	(7,884)	439	57,336	1,096,727

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,292,308)	(2,490,978)	(6,746,873)	(4,987,185)

Provision for income Taxes	-	-	-	-

Net Loss	$(2,292,308)	$(2,490,978)	$(6,746,873)	$(4,987,185)

Preferred Dividends	(14,220)	(14,220)	(42,660)	(89,347)

Net Loss Applicable to Common Stockholders	$(2,306,528)	$(2,505,198)	$(6,789,533)	$(5,076,532)

Net Loss per Common Share – Basic and Diluted	$(0.22)	$(0.24)	$(0.65)	$(0.53)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,498,802	10,494,560	10,498,802	9,602,666

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended September 30, 2022 and September 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2022	465	$1	10,498,802	$10,499	$53,876,218	$(45,076,185)	$8,810,533
Net Loss	-	-	-	-	-	(2,292,308)	(2,292,308)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Stock Options Issued for Third Party Services	-	-	-	-	973	-	973
Stock Options Awarded to Directors for Services	-	-	-	-	27,152	-	27,152
Stock Options Awarded to Employees	-	-	-	-	275,418	-	275,418

Balances, September 30, 2022	465	$1	10,498,802	$10,499	$54,193,981	$(47,382,713)	$6,821,768

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2021	465	$1	10,493,598	$10,494	$52,058,003	$(35,676,342)	$16,392,156
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Shares Securities Issued to Directors for Services	-	-	-	-	282,306	-	282,306
Securities Issued for Third Party Services	-	-	-	-	72,872	-	72,872
Stock Awarded to Employees	-	-	5,204	5	659,507	-	659,512
Net Loss	-	-	-	-	-	(2,490,978)	(2,490,978)
Balances, September 30, 2021	465	$1	10,498,802	$10,499	$53,086,908	$(38,181,540)	$14,915,868

See accompanying notes to condensed financial statements.

For the Nine Months Ended September 30, 2022 and September 30, 2021

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(6,746,873)	(6,746,873)
Preferred Stock Dividends	-	-	-	-	42,660	(42,660)	-
Stock Options Issued for Third Party Services	-	-	-	-	24,463	-	24,463
Stock Options Awarded to Directors for Services	-	-	-	-	70,594	-	70,594
Stock Options Awarded to Employees	-	-	-	-	613,833	-	613,833

Balances, September 30, 2022	465	$1	10,498,802	$10,499	$54,193,981	$(47,382,713)	$6,821,768

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732
Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Extinguishment of Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	89,328	(89,347)	-
Common Shares Issued Upon Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares issued for Exercise of Common Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Stock Options Awarded to Directors	-	-	-	-	404,580	-	404,580
Securities Issued for Third Party Services	-	-	1,500	2	128,807	-	128,809
Stock Options Awarded to Employees	-	-	5,204	5	893,426	-	893,431
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Net Loss	-	-	-	-	-	(4,987,185)	(4,987,185)
Balances, September 30, 2021	465	$1	10,498,802	$10,499	$53,086,908	$(38,181,540)	$14,915,868

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net Loss	$(6,746,873)	$(4,987,185)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and Amortization	88,302	76,502
Gain on Derivative Liability	-	(1,092,441)
Stock-Based Compensation - Employees	613,833	893,431
Stock-Based Compensation - Third Party Services	24,463	128,809
Stock-Based Compensation - Directors	70,594	404,580
Change in Assets and Liabilities:
Accounts Receivable	44,422	(335,178)
Inventory	(257,352)	(196,896)
Prepaid Assets	(63,446)	(13,940)
Accounts Payable	197,105	94,220
Deferred Revenue	(19,166)	7,523
Accrued Expenses	(338,297)	233,985
NET CASH USED IN OPERATING ACTIVITIES	(6,386,415)	(4,786,590)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(83,848)	(116,631)
Purchase of Intangible Assets	(176,104)	(138,141)
NET CASH USED IN INVESTING ACTIVITIES	(259,952)	(254,772)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	-	14,869,899
Less Offering Costs	-	(1,600,967)
Proceeds from Exercise of Warrants	-	1,136,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,404,942

NET CHANGE IN CASH FOR PERIOD	(6,646,367)	9,363,580

CASH AT BEGINNING OF PERIOD	11,447,047	3,700,814

CASH AT END OF PERIOD	$4,800,680	$13,064,394

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of Common Shares for Preferred Dividends	$-	$89,347
Other Noncash Operating Activities Disclosure:
Issuance of Securities for services	$95,057	$533,387
Disclosure of Cash Paid for:
Interest	$5,367	$5,434
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA ADDITIVE SOLUTIONS, INC. (FORMERLY SIGMA LABS, INC.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business -Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.), a Nevada corporation (“Company,” “Sigma,” “we,” “us” and “our”), was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its customers to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries, including aerospace, defense, oil and gas, bio-medical, and power generation.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2022 and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2021 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Pursuant to ASC 815.40.25.10, such warrants were accounted for as a derivative liability because the Company did not have sufficient authorized and unissued shares of common stock available to settle the warrants at the issue date. On May 24, 2021, upon receiving stockholder approval to increase its authorized common shares, the Company reclassified the warrant liability to equity pursuant to ASC 815.40.35.8.

For the nine months ended September 30, 2021, the Company recorded a gain of $1,092,441 due to the change in the fair value of the derivative liability as measured on a recurring basis.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2022 and 2021, the Company had the following common shares underlying these instruments:

	September 30,
	2022	2021
Warrants	3,825,781	3,987,931
Stock Options	1,784,942	1,400,407
Preferred Stock	148,918	124,483
Total Underlying Common Shares	5,759,641	5,512,821

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods ended September 30, 2022 and 2021:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Net Loss per Common Share - Basic and Diluted	$(0.22)	$(0.24)	$(0.65)	$(0.53)
Loss Applicable to Common Stockholders (numerator)	$(2,306,528)	$(2,505,198)	$(6,789,533)	$(5,076,532)

Weighted Average Number of Common Shares Outstanding Used in Loss Per Share During the Period (denominator)	10,498,802	10,494,560	10,498,802	9,602,666

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

Revenue Recognition – The Company’s revenue is derived primarily from sales of our software and related hardware suite under perpetual licenses and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it leases its PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit from and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

The leases may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term. For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months with 30-days written notice. Some, but not all, of the leases permit lessees to purchase the equipment at any time at an amount that approximates fair value and are not reasonably certain to be exercised at the inception of the lease. There are no anticipated variable lease payments at the inception of the lease.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training. The Company has elected the single component practical expedient to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training component does not have the same pattern of transfer; therefore, this component is not eligible for the single component practical expedient. The consideration has been allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased equipment based on its useful life, and the ability to refurbish and sell the equipment, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

Revenue from these operating leases for the three and nine months ended September 30, 2022 was $2,834 and $17,006, respectively.

Minimum Lease Payments Receivable

Minimum lease payments receivable for each of the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2022 (remaining)	$8,503
2023	$8,503
2024	-
2025 and thereafter	-
Total	$17,006

Equipment Underlying Operating Leases:

Equipment under operating leases as of September 30, 2022 were comprised of the following:

September 30, 2022
PrintRite 3D Hardware	$38,949
Accumulated Depreciation	4,173
Net Book Value	$34,776

The Company is depreciating the underlying equipment over its useful life of 7 years, but certain subassemblies and components may have a longer economic life.

NOTE 2 – Inventory

At September 30, 2022 and December 31, 2021, the Company’s inventory was comprised of the following:

	September 30, 2022	December 31, 2021
Raw Materials	$264,558	$202,015
Work in Process	420,420	224,079
Finished Goods	282,454	283,986
Total Inventory	$967,432	$710,080

NOTE 3 – Intangible Assets

The Company’s intangible assets consist of patents and patent applications.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2022, $126,231 of costs related to patents issued to us during 2022 were reclassified from provisional patent application to patents and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022	December 31, 2021
Provisional Patent Applications	$725,164	$675,291
Patents	426,601	300,370
Less: Accumulated Amortization	(67,560)	(50,550)

Net Intangible Assets	$1,084,205	$925,111

Amortization expense on intangible assets was $17,010 and $22,998 for the nine months ended September 30, 2022 and 2021, respectively.

The estimated aggregate amortization expense for each of the following years ending December 31 is as follows:

2022 (Remaining)	$6,153
2023	24,610
2024	24,610
2025	24,610
Thereafter	279,058

$359,041

NOTE 4 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company has elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period.” The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At September 30, 2022, the total remaining amount of the deferral was $37,728. Per the terms of the deferral program, such amount is due by December 31, 2022, without interest.

NOTE 5 - Stockholders’ Equity

Common Stock

On May 24, 2021, at a Special Stockholders Meeting, our stockholders approved an increase in the authorized shares of common stock from 12,000,000 to 24,000,000.

In January 2021, the Company closed a public offering of its securities in which it issued 1,711,783 shares of common stock at a price of $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting underwriting commissions and other offering expenses payable by the Company. Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter and its designees warrants to purchase 136,943 shares of common stock. Such warrants have a term of five years and an exercise price of $3.75 per share.

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

In March 2021, the Company closed a public offering in which it issued 2,190,000 shares of common stock at a price of $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. Pursuant to the Purchase Agreement, the purchasers severally agreed to vote the shares of common stock purchased under the Purchase Agreement in favor of any resolution presented to the stockholders of the Company for the purpose of obtaining approval of an increase in the authorized shares of the Company’s Common Stock from 12,000,000 to 24,000,000 shares (“Stockholder Approval”). In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants (“Warrants”) to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable commencing May 24, 2021, the date the Company obtained Stockholder Approval, and will expire two years after the initial exercise date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the public offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8% of the number of shares of our Common Stock issued upon such exercise.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm previously engaged by the Company as partial compensation for services rendered.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which 465 shares were issued and outstanding at September 30, 2022 and December 31, 2021.

In January 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Institutional Private Placement”), pursuant to which the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and are payable monthly in kind by the increase of the stated value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $2.50 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection in the event the Company issues or sells, or is deemed to have issued or sold, shares of Common Stock for a consideration per share less than a price equal to the conversion price then in effect). Alternatively, a holder may at any time convert all, or any part, of its Series D Preferred Shares at an alternative conversion price equal to the lower of the applicable conversion price then in effect, and the greater of (x) $1.80 and (y) 85% of the average volume weighted average price (“VWAP”) of the Common Stock for a five-trading day period prior to such conversion. Upon the occurrence of certain triggering events, described in the Certificate of Designations, including, but not limited to payment defaults, breaches of transaction documents, failure to maintain listing on the Nasdaq Capital Market, and other defaults set forth therein, the Series D Preferred Shares would become subject to redemption, at the option of a holder, at a 125% premium to the underlying value of the Series D Preferred Stock being redeemed.

At September 30, 2022, there were 132 shares of Series D Preferred Stock outstanding, which if converted as of September 30, 2022, including the make-whole dividends, would result in the issuance of 87,267 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to certain of its directors and the Company’s then largest stockholder 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a dividend rate of 9% per annum and are payable monthly in kind by the increase of the stated value of the Series E Preferred Stock by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of common stock (subject to adjustment for stock splits, dividends, recapitalizations and similar events).

At September 30, 2022, 333 shares of Series E Preferred Stock were outstanding, which if converted as of September 30, 2022, including the make-whole dividends, would result in the issuance of 61,651 shares of common stock.

Stock Options

As of September 30, 2022, an aggregate of 450,617 shares of common stock were reserved for future issuance under the Company’s 2013 Equity Incentive Plan.

In March 2022, the Company granted options to its non-employee directors to purchase up to an aggregate of 56,000 shares of common stock at a strike price of $2.50. As of September 30, 2022, 75% of such grants were fully vested and exercisable, and the remaining 25% will vest on December 31, 2022 subject to the directors remaining in our service through such date.

During the nine months ended September 30, 2022, the Company granted twelve employees options to purchase up to an aggregate of 228,973 shares of common stock in connection with their employment. The options have a strike price of $2.50 with vesting periods ranging from immediately upon issuance to three years beginning July 1, 2022, provided that the employees remain employed by the Company on such dates. In addition, the Company granted its President and CEO options to purchase up to 135,000 shares of common stock in connection with his employment. The options have a strike price of $2.50 and will vest in equal monthly installments over 36 months beginning March 2022, provided that the President and CEO remains employed by the Company on such dates.

Also, during the nine months ended September 30, 2022, the Company granted two consultants options to purchase up to an aggregate of 14,000 shares of common stock for services to be rendered. The options have a strike price of $2.50 and are fully vested.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock on the grant date, The exercise prices will not be less than 100% of the fair market value of a share on the date of grant of the option.  Stock options are typically granted throughout the year and generally vest over a period from one to three years of service and expire five years from the grant date, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total stock-based compensation expense included in the statements of operations for the nine months ended September 30, 2022 and 2021 was $613,833 and $893,431 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the nine months ended September 30, 2022 and 2021:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.95 -3.23%	0.19 - 0.70%
Expected volatility	106.40 -109.97%	116.8-123.8%
Expected life (in years)	5	5

Option activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	698,831	3.29	4.39	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(10,755)	3.49	-	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	433,973	2.50	4.64	-
Exercised	-	-	-	-
Forfeited or cancelled	(44,913)	4.21	-	-
Options outstanding September 30, 2022	1,784,942	3.82	3.50	-
Options expected to vest in the future as of September 30, 2022	534,242	2.91	4.08	-
Options exercisable at September 30, 2022	1,250,700	4.21	3.25	-
Options vested, exercisable, and options expected to vest at September 30, 2022	1,784,942	3.82	3.50	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At September 30, 2022, no option had an exercise price below the $0.815 closing price of our common stock as reported on The Nasdaq Capital Market.

At September 30, 2022, there was $908,588 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 2.0 years.

Stock Appreciation Rights

On June 23, 2020, the board of directors (the “Board”) of the Company adopted the 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the stockholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards only in the form of stock appreciation rights payable in cash (“SARs”) and no shares of common stock are reserved or will be issued pursuant to the Plan.

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

During the nine months ended September 30, 2022, the Company granted a total of 404,975 SARs to fifteen employees at exercise prices ranging from $1.30 to $2.50 with vesting periods ranging from immediately upon issuance to three years, beginning January 3, 2022, provided that the employees remain employed by the Company on such dates. The SARs expire on the fifth anniversary of the grant date.

Also, during the nine months ended September 30, 2022, the Company granted 406,887 SARs to our President and Chief Executive Officer at exercise prices ranging from $1.30 to $2.50. Of the SARs, 30,000 will vest equally over 36 months beginning March 2022, 194,940 will vest over 36 months beginning July 1, 2022, and 181,947will vest on March 15, 2025, in each case provided that the President and Chief Executive Officer remains an employee of the Company on such dates. The SARs will expire on the fifth anniversary of each of the grant dates.

On March 31, 2022, the Company granted 3,000 SARs to a consultant as partial compensation for services pursuant to a consulting agreement at an exercise price of $2.50. The SARs expire on the fifth anniversary of the grant date and are fully vested and exercisable.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.82-2.79%	0.39-0.40%
Expected volatility	108.38-119.02%	123.0%
Expected life (in years)	5	5

SARs activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)
			-
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	814,862	1.81	4.73	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding September 30, 2022	1,185,486	2.23	4.34	-
SARs expected to vest in the future as of September 30, 2022	897,970	2.05	4.50	-
SARs exercisable at September 30, 2022	287,516	2.80	3.84	-
SARs vested, exercisable, and SARs expected to vest at September 30, 2022	1,185,486	2.23	4.34	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At September 30, 2022, no SAR had an exercise price below the $0.815 closing price of our common stock as reported on The Nasdaq Capital Market.

At September 30, 2022, there was $1,128,615 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.38 years.

Warrants

Warrant activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.63
Exercised	(495,641)	2.59	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(162,150)	40.00	-
Warrants outstanding at September 30, 2022	3,825,781	4.66	2.10

NOTE 6 - Subsequent Events

On October 14, 2022, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) that the closing bid price for our common stock had been below $1.00 per share for 30 consecutive business days, and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notice indicates that the Company has 180 calendar days, or until April 12, 2023, to regain compliance with this requirement. The Company may also be eligible for an additional 180 calendar days to regain compliance.

The Company believes that it will regain compliance with the $1.00 minimum bid price requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and elsewhere in this Quarterly Report.

Corporation Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name to Sigma Labs, Inc. We commenced our current business operations in 2010. On May 17, 2022, we began doing business as Sigma Additive Solutions, and on August 9, 2022 changed our name to Sigma Additive Solutions, Inc.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our telephone number is (505) 438-2576. Our website address is www.sigmaadditive.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), and other information related to the Company, are available, free of charge, on our website. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 of the Notes to Financial Statements included in this Quarterly Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements

Revenue Recognition – The Company’s revenue is derived primarily from sales of our software and related hardware suite under perpetual licenses and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it leases its PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

The leases may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term. For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months with 30-days written notice. Some, but not all, of the leases permit lessees to purchase the asset at any time at an amount that approximates fair value and are not reasonably certain to be exercised at the inception of the lease. There are no anticipated variable lease payments at the inception of the lease.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training. The Company has elected the single component practical expedient to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training component does not have the same pattern of transfer; therefore, this component is not eligible for the single component practical expedient. The lease consideration is allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased equipment based on its useful life, and the ability to refurbish and sell the equipment, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

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

Stock-Based Compensation – We measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which recipients are required to provide services. Stock-based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, and stock appreciation rights. Compensation cost is measured on the date of grant at its fair value.

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

The fair value of common stock grants is based upon the closing price of our common stock as reported on The Nasdaq Capital Market on the date of the grant. The grant date fair value of stock options and SARs is calculated using the Black Scholes valuation model, and requires estimates of several inputs to the model, including risk-free interest rates, dividends, and expected volatility of our stock price.

Business Overview

Historically, we have generated revenues through sales, and more recently, subscription-based licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. However, 2022 has been a year of significant change for our business, from our symbolic name change to the execution of a new approach to the market. We have a mission to accelerate the adoption of additive manufacturing by setting the industry standard for quality, and we have charted our path to deliver the first holistic digital quality experience for the additive industry with the following objectives:

●	Simplifying the quality experience from up to twelve disparate software licenses and multiple manual spreadsheets, to a single user experience that is holistic and integrated with production workflow.
●	Building strategic partnerships, expanding our partner ecosystem, and best ensuring success of existing customers as they move into production.
●	Offering products that are easier to use and less expensive, both for initial purchases and as expansion opportunities.
●	Attracting a strategic corporate investment partner with clear product, customer, and financial synergies.

A holistic digital quality experience connects in-process data upstream to CAD/CAM through the downstream inspection and material data.  This digital quality journey begins by creating a new qualification framework for in-process data. The path to qualified parts and continued production relies on more than just melt pool monitoring; it also covers machine health, process health, and part health. Our customers require specific data for qualification and certification of parts and need a holistic approach to production quality, and further, require a way to simplify quality from 8-12 disparate software licenses and several manual spreadsheets, to one user experience that is integrated into their production workflow.

In order to expand the number of OEMs distributing our technology, we launched a three-tiered OEM program directed to: (1) new OEMs without their own quality assurance or monitoring solution; (2) established OEMs with a quality monitoring offering, but who have customers with multiple printers from multiple OEMs and want a single third party quality and analytics solution with consistent quality metrics across printers, processes and materials; and (3) OEMs building open application programming interfaces, or APIs, to integrate components of Sigma’s proprietary technology with their current offerings. We are now working with OEMs on their next generation printers to offer a software-only solution that will utilize the printer’s computing infrastructure and dramatically reduce the overall cost of its technology, enabling the opportunity to move towards a software only embedded solution on every printer sold by partner OEMs. To further augment this initiative, we have also begun integrating with industry wide hardware providers, such as our recently announced relationship with a laser scanner provider.

We began offering our current PrintRite3D integrated hardware and software solution on a subscription basis in 2022. Among other things, at present the change reduced the initial upfront cost to a new user from over $100,000 to approximately $3,000-$5,000 per month. The combination of subscription pricing and the new software-only products that can be embedded into OEM and software partner offerings are intended to make our technology more affordable to acquire and easier to bundle, distribute and support in an effort to become the industry standard.

The shift in our business model has adversely affected our revenues and near-term revenue growth as we increased our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our traditional PrintRite3D® technology, along with our new software-only offerings that start to link industry quality together. Additionally, it will depend on whether key prospective customers continue to move from additive manufacturing prototyping to production, which our products are intended to accelerate. However, we believe these changes to our business model will contribute to faster adoption of our product by end users and will result in more predictable and profitable revenues over the longer term.

In connection with this shift, we reduced our headcount in the third quarter by a net of five employees. With a further reduction of two employees in October, our full-time headcount now stands at twenty-five, a net reduction of ten employees from our peak of thirty-five in April of this year. Though we plan to hire one or two new employees to fill open positions in the near-term, we expect our headcount will be stable for the next twelve to eighteen months.

As part of our vision to build the future of connected digital quality, we have undertaken an initiative to attract a strategic corporate investment partner with clear product, customer, and financial synergies to Sigma. This work is focused on identified companies that connect to our long-term quality vision. This strategic investment initiative is focused on synergies and potential product integration to accelerate market visibility and customer adoption.

Over the past ten years, Sigma has invested its resources to solve the problem of in-process AM quality: melt pool analytics for the “part”. This remained a retrofit lab solution until the last eight months. Our prior product offering met the needs of materials scientists, but overlooked the production needs of shop floor technicians, process engineers, and operations teams. The addition of our “machine” and “process” software products for additive manufacturing will provide a holistic in-process quality base for us to connect to the broader digital quality ecosystem.

We believe the industry is evolving. Application Programming Interfaces, or APIs, are opening up, as some of our relationships with OEMs have become public. There is also a trend toward consolidation in additive manufacturing as companies align for profitability. Sigma has made demonstrable progress in 2022 connecting to other products in the AM digital quality stream, and a connection to a strategic partner paired with near term execution can augment our ability to scale, support the market, and create value. Further, alignment with a strategic partner allows for common growth, vision, and funding of the Company to achieve its mission, but also provides an opportunity for other strategic relationships, including potential acquisitions that can further accelerate the execution of our digital quality vision.

Results of Operations

Three Months Ended September 30, 2022 and September 30, 2021

During the three months ended September 30, 2022, we recognized revenue of $188,245, as compared to $700,237 in the same period in 2021, a decrease of $511,992, or 72.7%. The decrease was primarily due to lower PrintRite3D® unit sales of $511,870, the shift to subscription-based sales, and a decrease in contract additive manufacturing revenue of $11,190, partially offset by an increase in annual maintenance contract renewals in the third quarter of 2022 of $11,068, as compared to the third quarter of 2021.

Our cost of revenue for the three months ended September 30, 2022 was $79,713, as compared to $164,766 for the same period in 2021, a decrease of $85,053, or 51.6%. The decrease was primarily attributable to lower unit sales in the quarter.

Our total operating expenses for the three months ended September 30, 2022 were $2,392,596, as compared to $3,026,888 for the same period in 2021, an decrease of $633,932, or 20.9%. The decrease was primarily attributable to a decrease in stock-based compensation expense of $384,093, a decrease in investor, public relations and marketing expense of $72,790, and a decrease in organization costs of $201,590 primarily attributable to a timing difference in stock option grants as further explained below.

Salary and benefits costs were $1,227,805 for the three months ended September 30, 2022, as compared to $1,222,760 for the same period in 2021, an increase of $5,045, or 0.4%. The increase was comprised of: (a) $100,125 of salary increases for existing employees and two new hires; (b) an increase in severance costs of $88,379; and (d) increased taxes and benefits of $18,737. Offsetting these increases was a decrease in SAR expense of $196,766 resulting from the September 30, 2022 revaluation due to the decrease in our stock price, and a decrease in employee commissions and bonuses of $5,429.

Stock-based compensation was $275,418 for the three months ended September 30, 2022, as compared to $659,512 for the same period in 2021, a decrease of $384,094, or 58.2%. This decrease was primarily a result of the expense related to options awarded to new employees and annual option grants awarded to other employees in the third quarter of 2021.

We incurred operations and research and development costs of $152,245 during the three months ended September 30, 2022, as compared to $131,772 in the same period of 2021, an increase of $20,473, or 15.5%. The increase was primarily due to an increase in research and development expenses of $27,430, partially offset by a decrease in operations costs of $6,614. The increase in research and development expenses was attributable to an increase in consulting expenses of $14,930 in connection with ongoing PrintRite3D software development and research on the laser application of PrintRite3D for a new OEM of $20,000, partially offset by costs of $7,500 incurred in the third quarter of 2021 related to a simulation project. The decrease in operations costs related to charges in the third quarter of 2021 for inventory obsolescence and purchases of parts and materials.

We incurred investor, public relations, and marketing costs of $46,832 during the three months ended September 30, 2022, as compared to $119,622 during the same period in 2021. The decrease of $72,790, or 60.9%, was primarily due to a decrease in tradeshow expenses of $38,136 as a result of a timing difference of a rescheduled trade show from the second to the third quarter in 2021 due to COVID. , and a decrease in investor relations consulting costs of $33,207 due to decreased consulting fees and revaluation of outstanding SARs held by consultants.

We incurred organization costs of $140,522 during the three months ended September 30, 2022, as compared to $342,112 during the same period in 2021. The decrease of $201,590, or 58.9% was primarily attributable to a decrease in non-employee director compensation of $234,154 as compared to stock options grants in the same period in 2021, partially offset by an increase in directors cash compensation. Offsetting this decrease was an increase due to a timing difference of $33,909 resulting from expense recognized in the second quarter of 2021 as our annual stockholders meeting was held earlier in 2021 than in 2022.

Legal and professional fees incurred in the three months ended September 30, 2022 were $252,886, as compared to $261,075 incurred during the same period in 2021, a decrease of $8,189, or 3.1%. This decrease was a result of a decrease in accounting expenses of $18,118, and a decrease in consulting expenses of $46,147 primarily due to stock option grant and the reclassification of a consulting expense to research and development in 2021. Partially offsetting these decreases was an increase in recruiting expenses of $17,444 for new hires, an increase in legal expenses of $39,487 as a result of a timing difference in the move of our annual stockholders meeting from the second quarter in 2021 to the third quarter in 2022.

Office expenses for the three months ended September 30, 2022 were $183,608 as compared to $172,238 for the same period in 2021, an increase of $11,370, or 6.6%. The increase resulted primarily from: (a) an increase in travel and entertainment expenses of $17,825 as compared to the same period in 2021 as a result of COVID-19 related travel restrictions; (b) an increase in payroll service fees of $4,486 related to annual price increases; and (c) dues & subscriptions of $6,514 for new customer relationship management, product lifecycle management, and project management software. Partially offsetting these increases was: (a) a decrease in postage and shipping of $8,093; (b) a decrease in office supplies of $2,645; and (c) and a decrease in training and education expense of $5,368.

Depreciation and amortization expense for the three months ended September 30, 2022 totaled $26,857, as compared to $27,689 for the same period in 2021, an increase of $832, or 7.2%. The increase was primarily the result of depreciation expense associated with PrintRite3D units sold under our subscription-based pricing program.

Other operating expenses were $86,783 for the three months ended September 30, 2022, as compared to $90,108 for the same period in 2021. The $3,326 decrease was primarily due to credit card transaction fees in September 2021, as compared to none in the third quarter of 2022, partially offset by an increase in insurance premiums.

In the three months ended September 30, 2022, we realized net other expenses of $7,884, as compared to net other income of $439 in 2021. The increase in net other expenses of $8,323, was primarily due to a foreign currency exchange loss in 2022 due to the strengthening of the US dollar against the Euro.

Our net loss applicable to common stockholders for the three months ended September 30, 2022 was $2,306,528, as compared to $2,505,198 for the same period of 2021, a decrease of $198,670, or 7.9%. The decrease was primarily due to the decrease in the loss from operations of $206,993, partially offset by an increase in net other expense of $8,323.

Nine Months Ended September 30, 2022 and September 30, 2021

During the nine months ended September 30, 2022, we recognized revenue of $476,749, as compared to $1,302,525 in the same period in 2021, a decrease of $825,776, or 63.4%. The decrease was primarily due to a decrease in sales of our PrintRite3D® units of $919,355, decreased revenues from our legacy Rapid Test and Evaluation (“RTE”) program of $4,100, and decreased contract additive manufacturing revenue of $11,189 in 2022. Partially offsetting these decreases was an increase in revenues of $17,006 from our subscription-based pricing program, on-site installation and support revenue of $49,068, an increase in consulting service revenue of $4,500, and an increase in annual maintenance contract revenue of $38,295.

Our cost of revenue for the nine months ended September 30, 2022 was $312,879, as compared to $409,493 for the same period in 2021, a decrease of $96,614, or 23.6%. The decrease was primarily attributable to fewer unit sales in 2022 partially offset by increased travel costs incurred related to installations from 2021 sales.

Our operating expenses for the nine months ended September 30, 2022 were $6,968,079, as compared to $6,976,944 for the same period in 2021, an decrease of $8,865. The decrease was primarily attributable to a decrease in stock-based compensation for employees, executives, and board members, a decrease in operating and R&D costs, partially offset by increases in salary and benefits, office expenses due to a company-wide global conference held in May of 2022, and increased travel in 2022 as described below.

Salary and benefits costs were $3,704,633 for the nine months ended September 30, 2022, as compared to $3,055,279 for the same period in 2021, an increase of $649,354, or 21.3%. The increase was comprised of: (a) $617,977 in employee salary increases and average full-time employee headcount increasing by five; (b) a $115,768 increase in severance due to the termination of employment of six employees; and (c) increased taxes and benefits of $206,257. Partially offsetting these increases was a decrease in commissions of $38,682 due to fewer unit sales and a decrease in SARs of $251,965 due to revaluations resulting from a decrease in our stock price.

Stock-based compensation was $613,833 for the nine months ended September 30, 2022, as compared to $893,431 for the same period in 2021, a decrease of $279,597 or 31.3%. This decrease was primarily due to the expense related to options granted to new employees and annual option grants awarded to other employees in the third quarter of 2021.

We incurred operations and research and development costs of $442,548 during the nine months ended September 30, 2022, as compared to $608,812 in the same period of 2021, a decrease of $166,266, or 27.3%. The decrease was primarily due to a decrease in operations costs of $133,827 and a decrease in research and development costs of $32,439. The decrease in operations expense was due to: (a) charges we incurred in 2021 of $41,964 for inventory obsolescence, including $14,471 for metal powder write-offs; (b) equipment upgrades in 2021 in both our manufacturing facility and our 3D metal printer totaling $12,277; (c) a decrease in parts and material purchases of $77,374 in the first nine months of 2022; and (d) a decrease in purchase of lab supplies of $2,212. The decrease in research and development costs was due to expenses associated with a simulation project in 2021 of $95,461, partially offset by an increase in consulting costs of $43,022 in connection with ongoing PrintRite3D software development and $20,000 for research on laser application of PrintRite3D for a new OEM.

We incurred investor, public relations, and marketing expenses of $293,458 during the nine months ended September 30, 2022, as compared to $342,725 during the same period in 2021. The decrease of $49,267, or 14.4%, was primarily due to a decrease in investor relations consulting costs of $62,741 resulting from a revaluation of SARs at June 30 and September 30, 2022, and lower advertising expenses of $9,524. Partially offsetting this decrease was an increase in tradeshow expenses of $22,998 as compared to 2021, when COVID-19 travel restrictions precluded attendance at such events.

We incurred organization costs of $260,088 during the nine months ended September 30, 2022, as compared to $578,256 during the same period in 2021. The decrease of $318,268, or 55%, was primarily attributable to decreases in: (a) non-employee director fees of $274,865, mostly as a result of a decrease in stock options issued; and (b) stockholder services of $43,304, primarily due to expenses incurred in 2021 in connection with a special stockholders meeting.

Legal and professional fees incurred in the nine months ended September 30, 2022 were $608,830, as compared to $681,941 during the same period in 2021, a decrease of $73,111, or 10.7%. This decrease was primarily a result of a decrease in legal expenses of $21,403 due to one less stockholder meeting and fewer regulatory filings, a decrease in recruiting expenses of $73,223 related to new hires in 2021, and a decrease in accounting fees of $9,817 due to fulltime hire of temporary accounting support. These decreases were partially offset by an increase in consulting expenses of $30,530 attributable to the engagement of technical consulting support in connection with our subscription-based pricing model, external human resources consulting, and hire of an inventory management consultant.

Office expenses for the nine months ended September 30, 2022 were $692,640, as compared to $472,335 for the same period in 2021, an increase of $220,305, or 46.6%. The increase resulted primarily from: (a) travel and entertainment of $113,616 related to increased travel as compared to 2021 as a result of COVID-19 related travel restrictions; (b) expenses of $109,435 related to a Company-wide, global conference held in May of 2022; (c) an increase in payroll service fees of $12,867 related to new hires; (d) dues & subscriptions of $21,715 for new customer relationship management, product lifecycle management, and project management software; and (e) an increase in utilities expenses of $1,755. Partially offsetting these increases was a decrease in postage and shipping of $28,783 and a decrease in office supply expense of $9,262.

Depreciation and amortization expense for the nine months ended September 30, 2022 totaled $88,302 as compared to $76,502 for the same period in 2021, an increase of $11,800, or 15.4%. The increase was primarily due to depreciation expense on PrintRite3D units leased under our subscription-based program.

Other operating expenses were $263,747 for the nine months ended September 30, 2022, as compared to $267,663 for the same period in 2021, a decrease of $3,916. The decrease was due to: (a) a decrease in SEC filing fees of $6,102; (b) a decrease in licensing fees of $2,166; and (c) a decrease in bank fees, primarily credit card transaction fees of $7,413. These decreases were partially offset by an increase in insurance policy premiums for 2022 of $11,765.

In the nine months ended September 30, 2022, we realized net other income of $57,336, as compared to net other income of $1,096,727 in 2021. The decrease of $1,039,391, or 94.8%, was primarily due to a gain of $1,092,441 from the 2021 revaluation of the derivative liability related to our private placement of warrants in the second quarter of 2021, a foreign currency exchange loss of $16,950 in 2022 due to the strengthening of the US dollar against the Euro, and a decrease in interest income of $7,028. Partially offsetting these decreases was an increase of $76,628 in New Mexico state incentives in the first quarter of 2022.

Our net loss applicable to common stockholders for the nine months ended September 30, 2022 was $6,789,533, as compared to $5,076,532 for the same period of 2021, a $1,713,001 increase. The increase was due to an increased loss from operations of $720,297 and a decrease in other income of $1,039,391, partially offset by a decrease in preferred dividends of $46,687.

Liquidity and Capital Resources

As of September 30, 2022, we had $4,800,680 in cash and working capital of $5,492,725, as compared with $11,447,047 in cash and working capital of $11,702,358 as of December 31, 2021.

Our major sources of funding have been proceeds from public and private offerings of our equity securities and from warrant exercises.

On March 26, 2021, the Company closed a public offering of 2,190,000 shares of common stock at a price of $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,487 after deducting placement agent commissions and other offering costs payable by the Company. In a concurrent private placement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of common stock at an exercise price of $4.32 per share. Each warrant became exercisable on May 24, 2021, and will expire two years after the initial exercise date.

On January 12, 2021, the Company closed a public offering of 1,711,783 shares of common stock at a price of $3.00 per share, resulting in net proceeds of approximately $4,532,445 after deducting commissions and other offering expenses payable by the Company.

During the first quarter of 2021, the Company received cash proceeds of $1,136,010 from warrant exercises.

We believe that our existing cash on hand, together with expected revenue, will be sufficient to fund our anticipated operating costs and capital expenditure requirements through at least the first quarter of 2023. The Company is currently engaged in identifying sources of financing either in the form of equity or debt or a combination thereof. No assurance can be given as to the availability of such financing, or, if available, that such financing would be on terms acceptable to the Company.

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

During the remainder of 2022, we expect to sustain our operations and our commercialization and marketing efforts with our cash reserves and revenues generated from sales of our PrintRite3D® technology. To support the commercialization of our PrintRite3D® technology, we plan to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies).

The ongoing impact of the COVID-19 epidemic, in particular the shortage of certain components of our PrintRite3D systems, is highly uncertain and no assurance can be given that our business and results of operations will not be materially and adversely affected. It is also uncertain as to whether any further disruption of the financial markets, which may reduce our ability to access capital on favorable terms or at all. However, due to the need to have more flexibility in supply chains with the ability to respond quickly to shortages in parts or products, we believe that the crisis will eventually accelerate the adoption of 3D printing, which may benefit the Company.

The effects of a US or global recession, while difficult to predict, could result in some customers delaying orders or not proceeding with planned orders for our PrintRite3D systems.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $6,386,415 as compared to $4,786,590 during the same period in 2021, an increase of $1,599,825, or 33%. Contributing to this increase was an increase in net loss, adjusted for non-cash expenses, of $1,373,377, and a decrease in accounts payable and accrued expenses of $469,397, an increase in inventory purchases of $60,456, an increase in prepaid expenses of $49,506, and an increase in deferred revenue of $26,689. Partially offsetting these increases was a decrease in accounts receivable of $379,600.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $259,952, which compares to $254,772 of cash used in investing activities during the same period of 2021, an increase of $5,180, or 2%. The increase resulted from an increase in patent costs of $37,963, partially offset by a decrease in purchases of property, plant and equipment of $32,783 during the first nine months of 2022.

Net Cash Provided by Financing Activities

The Company did not raise any capital nor were there any warrant exercises during the nine months ended September 30, 2022. Cash provided by financing activities during the nine months ended September 30, 2021 totaled $14,404,942 due to the receipt of the net proceeds of $13,268,932 from our January and March 2021 public and private offerings and the exercise of outstanding warrants which provided an additional $1,136,010 in cash proceeds.

Our ability to continue to fund our working capital needs will be dependent upon the success of our efforts to generate revenues from existing and future PrintRite3D contracts, follow-on contracts resulting from successful engagements, possible strategic partnerships, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect a global recession or geopolitical events, including the on-going conflict in Ukraine, may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), defines the term “disclosure controls and procedures” as those controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Principal Financial and Accounting Officer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).

10.1	Sigma Additive Solutions, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement, filed on October 19, 2022, and incorporated herein by reference).*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGMA ADDITIVE SOLUTIONS, INC.

November 14, 2022	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer (Principal Executive Officer)

November 14, 2022	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

