Form 10-K
period 2022-12-31
SIGMA ADDITIVE SOLUTIONS, INC.
filed 2023-03-30
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

SIGMA ADDITIVE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒. No ☐

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13,340,270. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes. The number of outstanding shares of the registrant’s common stock as of March 29, 2023 was 10,772,713.

Documents incorporated by reference: None

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-K — FISCAL YEAR ENDED DECEMBER 31, 2022

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including any documents which may be incorporated by reference into this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including, but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Certain factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Report.

PART I

ITEM 1. BUSINESS.

The Company:

Sigma Additive Solutions, Inc. (the “Company,” “Sigma,” “Sigma Additive,” “we,” “us” and “our”) is a software company that was founded by scientist-engineers composed of physicists and metallurgists then working at Los Alamos National Labs for the purpose of developing sophisticated metallurgical products. Since 2016, the Company’s focus has been on solving the complex and challenging problem of how to best assure the high quality of metal parts manufactured in laser powder bed additive manufacturing, or 3D, printing, machines. Sigma and many others believe that until this problem was solved, 3D manufacturing of metal parts would not be scalable enough to grow past prototyping and mature into a major industry enjoying high quality yields and cost-efficient production runs. The solution that Sigma developed to solve this problem is In-Process-Quality-Assurance (“IPQA®”) software known as PrintRite3D®.

In 2018, the Sigma team enhanced and added user features to its PrintRite3D® technology. In 2019, the Company began to productize and test PrintRite3D® on various 3D metal printers at customers’ sites through the Company’s Rapid Test and Evaluation (“RTE”) program. Upon receiving favorable responses from the various RTEs, in 2020 the Company began to market PrintRite3D®. Although the worldwide COVID-19 pandemic adversely affected capital spending within the Company’s targeted industries, the Company moved forward with its plan to market PrintRite3D® to the following industry segments: (1) global manufacturing companies with Additive Manufacturing (“AM”) initiatives; (2) 3D printer Original Equipment Manufacturers (“OEMs”) for purchases of licenses and generating fees and royalties thereafter; (3) additive manufacturing software venders for alliances and licenses for co-sales; and (4) research foundations, standards organizations and universities, all in service of Sigma’s potential for setting the industry standard of measurement by providing data and analytics as a metrics-based quality standard of metal quality for all 3D laser powder bed manufactured parts, notwithstanding the design, metal, or brand of equipment upon which parts are manufactured. In 2022, we shifted our business model from selling perpetual licenses of our combined hardware and software solution to subscription-based licenses and began the development of a suite of software-only product offerings, which we believe will transform our business by providing a scalable, cost-effective solution to our customers that can be more broadly connected to OEM’s, hardware, and software partners. With the change to our business model, and the desire to connect more fully to the full digital quality landscape, the business began to explore potential strategic investments and mergers and acquisitions. This is a major focus in 2023, as management seeks capital for operations, and to provide runway to future options, and to take Sigma to the next phase of our business.

Additive Metal Manufacturing and the role and need for Sigma’s technology:

The use of 3D printing technology dates to the 1980s for polymer applications, but the ability to print functional parts from metal alloys has spurred significant interest and investment in AM in recent years. AM is now reshaping the product design process, entire supply chains, and the vast landscape of manufacturing. Engineers are embracing new design freedoms to realize valuable product performance improvements and cost efficiencies with lighter weight, better thermal management capability, better fluid mixing, customization, and the ability to make different structures and textures that yield better part integration.

We believe that there are several significant hurdles to be overcome for broader adoption of additive technologies for the production of industrial metal and polymer parts. Among these are lack of quality, consistency, and industry standards along with cost. The Company believes PrintRite3D® has the potential to contribute to widespread industrialization of 3D metal and polymer printing. Additionally, the disruption in complex and rigid supply chains caused by COVID-19 exposed the country’s vulnerability to shortages in times of crisis. In response, manufacturers are devising strategies to be able to be more agile, increase their ability to manufacture mission critical parts on demand, with more customization, and closer to where the end part will be needed, and we believe quality systems to ensure consistency will play a critical role. Additionally, we believe that in-process data will play an important role in connecting the full digital quality landscape from raw materials to final part.

PrintRite3D® Technology and Product Family

The current version of PrintRite3D® is an integrated hardware and software edge computing platform, or in-process quality assurance system, that combines inspection, feedback, data collection and critical analysis. It is a 3D printer platform-independent solution that can be installed as a retrofit to an existing 3D printer or requested as a factory option from select 3D printer OEMs. PrintRite3D® provides a high-fidelity, accurate system that can confidently scale to multi-laser 3D metal and polymer printers. The PrintRite3D® system detects potential anomalies in real-time and incorporates machine learning in conjunction with developed metrics to map those metrics to live post-process data. This provides the ability to reduce manufacturing costs by identifying problems before post-production testing, while creating a certification framework that serves the needs of end-users, printer manufacturers, and standards organizations.

PrintRite3D was initially developed to work with industrial 3D metal printers using the Powder Bed Fusion (“PBF”) process, which is the most widely used process for industrial metal applications. In 2020, we announced PrintRite3D for Direct Energy Deposition, or DED, for metal parts. PrintRite3D DED opened another segment of the industrial metal market for Sigma to sell and distribute our technology. In 2021, the Company introduced PrintRite3D Selective Laser Sintering, or SLS, for polymer materials. The polymer market is larger and more advanced than the metal market. There is an increasing need for quality and standards within the polymer market to support mission critical parts such as those being used in aerospace, space exploration, and defense. The Company’s entry into this market was customer driven by a supplier of critical equipment to the space exploration market. The Company believes that PrintRite3D’s ability to work across a different 3D printers, processes and materials gives it a competitive advantage and will help accelerate the adoption of 3D printing for industrial applications.

In 2022, we began the development of a new suite of software-only products, which we believe will allow us to scale into production across enterprises with large installations of production printers. These machine-health, process health, and part-health modules will be built into the PrintRite3D suite. These products will combine streaming health data from major OEM’s and off-axis camera data, and thermal on-access melt pool technology to provide a centralized home for in-process quality solutions and reporting that can be connected to the broader digital quality ecosystem. We believe the connected and open data we are creating will allow users to simplify their quality operations, identify gross defects, utilize machine-learning and artificial intelligence platforms, and significantly improve production quality while lowering the cost of development.

Distribution Methods

Sigma employs a multi-channel distribution model for its IPQA products, including a direct sales force, value added resellers (“VARs”) software and hardware partners, and 3D printer OEMs. In 2022, the majority of the Company’s revenue was generated by direct sales in North America and Europe and through OEM relationships. VARs are currently used in Japan and India. The Company plans to extend its VAR channel outside of North America and Europe. Since 2020, the Company has moved to establish and extend relationships with 3D printer OEMs, software partners, and integrated hardware partners to expand our footprint and ability to scale our business.

The Company markets its products through webinars, email and social media campaigns, and participation, both in person and virtually, in industry events and tradeshows. In addition, the Company collaborates with international standards organizations in the establishment of standards for AM.

Sources and Availability of Parts and Materials

We have important relationships with several suppliers for critical components of our PrintRite3D® systems, in particular optics and data acquisition components, and development of our user interface. To-date, we have not experienced shortages of components; however, in some cases COVID-19 has resulted in increased lead times and cost for certain parts. We manage the risk of component shortages by sourcing backup suppliers, and in the case of our user interface, hiring engineers in-house and contractors to support the ongoing development and maintenance.

Dependence on a Few Major Customers and Partners

The Company has established agreements with several international 3D printer OEMs, software, and integrated hardware companies. The Company supports the OEM, software, and hardware relationships with joint marketing programs, field sales and technical support personnel to assist in the sale of its technology. It is the Company’s intent and focus to expand our OEM and software channels through distribution relationships with existing and additional 3D printer OEMs, hardware, and software relationships in the future.

Competition

PrintRite3D® is a third-party, agnostic In-Process Quality Assurance system designed to provide a consistent, standards-based measurement and prediction of quality across a heterogeneous collection of 3D printers. Competition historically has been viewed as printer OEMs with their own monitoring system, usually as a separately priced option to its printers. However, with the move to software-only solutions and API connection options to machines, Sigma believes it can provide machine agnostic analytics and reporting software tools that help standardize digital quality in the industry. Additionally, we plan to work with OEMs to reduce costs of hardware, grow and expand their quality monitoring as a standard machine option, and provide a standard language for quality. We believe that the future of AM will consist of factories with various generations of printers from various manufacturers. The primary reasons that global manufacturers will have machines from various vendors is that certain machines and technologies are better suited for different applications than others. Additionally, as the industry progresses, innovation will accelerate, and new leaders will emerge. Finally, many believe that there will be a consolidation of 3D metal manufacturers and the number of vendors will decrease over the next decade from approximately 50 at present. Although standards for monitoring are slowly being set by various international standards organizations, it is highly unlikely that printer OEMs will modify their monitoring systems to work with other OEMs machines. Therefore, we believe that the best way to produce parts with a consistent level of quality is with a third-party, agnostic, standards based IPQA system, such as PrintRite3D®. Over the past year or so, new competitors have entered the market with monitoring technology that follows Sigma’s lead as a third-party agnostic system capable of working across 3D printer machine types. However, most of these solutions are point solutions addressing one specific item of quality. These have value, but do not provide the end user the full quality picture for regulators or customer needs. Sigma has expanded its quality footprint to be a home for holistic in-process quality data. We see a path to integrate with other point solutions if customers find interest in them, while still ensuring holistic quality for our end customers. Point solutions are useful; however, they fall short of determining root cause, and unlike PrintRite3D, are not capable of instructing the printer, through closed-loop control, to vary certain machine variables such as laser power to avoid creating the defects in the first place.

Intellectual Property

We regard our patents, trademarks, domain names, trade secrets, know-how, and other intellectual property as critical to our success. We rely on a combination of patent, trademark, trade secret, other intellectual property law, confidentiality procedures, and contractual provisions with employees, partners, and others to protect the technology and other proprietary rights, information and know-how that comprise the core of our business. The tables below summarize our issued patents. We are currently prosecuting foreign and U.S. patent applications related to our IPQA® technology and rapid qualification of additive manufacturing for metal parts. There is no guarantee, however, that the patent applications will result in issued patents or that if issued, any patents will offer adequate protection under applicable law.

Sigma Additive Solutions, Inc. Patent Portfolio as of December 31, 2022
Jurisdiction	Granted	In Process	Total
US	20	17	37
PCT	-	2	2
EP	-	4	4
Germany	3	9	12
China	4	4	8
Japan	1	4	5
Korea	1	-	1
Total	29	40	69

The Company believes that its patented PrintRite3D® technology is a significant barrier to entry to competitors attempting to replicate the Company’s strategy.

Title	Type	Patent No. or Application No.	Expiration Date
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,317,294	5/2/2035
Optical Manufacturing Process Sensing and Status Indication System	US Utility	10,520,372	3/25/2035
Optical Manufacturing Process Sensing and Status Indication System	US Utility	11,073,431	3/25/2035
Method And System for Monitoring Additive Manufacturing Processes	US Utility	9,999,924	5/11/2036
Method And System for Monitoring Additive Manufacturing Processes	US Utility	11,135,654	8/21/2035
Multi-Sensor Quality Inference and Control For Additive Manufacturing Processes	US Utility	10,786,948	4/24/2037
Multi-Sensor Quality Inference and Control For Additive Manufacturing Processes	US Utility	11,478,854	11/18/2035
Material Qualification System and Methodology	US Utility	10,226,817	4/26/2037
Material Qualification System and Methodology	China Utility	ZL201680010333.X	1/13/2036
Material Qualification System and Methodology	US Utility	11,267,047	1/13/2036
Systems And Methods for Additive Manufacturing Operations	US Utility	10,207,489	6/20/2037
Systems And Methods for Additive Manufacturing Operations	US Utility	10,717,264	12/28/2038
Layer-Based Defect Detection Using Normalized Sensor Data	US Utility	11,072,043	1/26/2040
System And Method for Additive Manufacturing	China Utility	ZL201980027059.0	2/21/2039
Photodetector Array for Additive Manufacturing Operations	German Utility	112,019,000,521	2/21/2039
Photodetector Array for Additive Manufacturing Operations	US Utility	10,786,850	2/21/2039
Photodetector Array for Additive Manufacturing Operations	US Utility	11,260,456	2/21/2039
Correction of Non-Imaging Thermal Measurement Devices	US Utility	11,260,454	3/11/2040
Systems And Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	China Utility	ZL201880064101.1	8/1/2038
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	German Utility	112,018,001,597	8/1/2038
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	Japan Utility	7,024,981	8/1/2038
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	Korea Utility	10-2340573	8/1/2038
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,479,020	8/1/2038
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	11,390,035	8/1/2028
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	China Utility	ZL201980027181.8	2/21/2039
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	German Utility	112,019,000,498	2/21/2039
Systems and Methods for Measuring Radiated Thermal Energy During an Additive Manufacturing Operation	US Utility	10,639,745	2/21/2039
Methods and Systems for Quality Inference and Control for Additive Manufacturing Processes	US Utility	11,517,984	4/30/2041
Defect Identification Using Machine Learning in an Additive Manufacturing System	US Utility	11,536,671	7/30/2041

Government Regulations

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

Additionally, our sales to U. S. government agencies are driven by pricing based on costs incurred to produce products or perform services. U.S. government contracts generally are subject to Federal Acquisition Regulations (“FAR”), agency-specific regulations that implement or supplement FAR, such as the se Defense Federal Acquisition Regulations and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. Our failure to comply with these regulations and requirements could result in reductions of the value of contracts, contract modifications or termination, and the assessment of penalties and fines and could lead to temporary or permanent suspension or debarment from government contracting or subcontracting. In addition, government contractors are subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”). These agencies review a contractor’s performance, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and information systems.

As of March 29, 2023, we have several active contracts with government agencies, and, funding permitting, we plan to seek to increase government contracting in the future.

Human Capital

As of December 31, 2022, we had 25 full-time employees. We continue to balance a search for additional, qualified personnel to support our targeted growth in the area of IPQA® for AM, while ensuring that our operations are aligned towards our software focus and corresponding cost structure. We believe that our future success will depend, in part, upon our ability to attract and retain highly skilled employees and management and technical personnel. Employee engagement is important to us, and we strive to continuously enhance our corporate culture and further the growth and development of our employees.

All employees are responsible for upholding the Sigma Code of Ethics and Business Conduct, which is important in delivering on our strategy. We maintain a compliance hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, suppliers, or customers.

Compensation and Benefits

We strive to provide competitive compensation and benefits to our employees. Our benefit programs include bonuses, stock-based compensation awards, a 401(k) plan with employer matching, healthcare and insurance benefits, flexible paid time off and other employee assistance programs.

COVID-19 Pandemic

The health and wellness of our employees is important to our success. We continue to follow guidance from health officials, and while COVID-19 restrictions have been relaxed in the U.S. and Europe, we have maintained a number of health-related measures including, but not limited to, a flexible work-from-home policy.

There continue to be isolated COVID-19 outbreaks in certain regions of the world, but these outbreaks have not had a significant impact on our operations. The extent to which the COVID-19 epidemic may impact our business, operations, financial condition, liquidity and results of operations in 2023 and beyond remains uncertain and unpredictable.

Russia - Ukraine Conflict

In February 2022, Russian forces invaded Ukraine. In response, the U.S., the European Union (“EU”), and several other countries imposed economic and trade sanctions and other restrictions (collectively, “global sanctions”) targeting Russia and Belarus. Russia then imposed retaliatory economic measures against the U.S., the EU, and several other countries. We have no sales to Russia or Ukraine, nor do we have any assets, employees or third-party contractors in Russia or Ukraine. The duration of the conflict and further sanctions could have further impact on the global economy, financial markets and inflation. Due to the uncertainty around the duration or outcome of the conflict, we cannot predict its effect on our business.

Corporate Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985 and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name to Sigma Labs, Inc., and on August 9, 2022, we changed our name to Sigma Additive Solutions, Inc.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (505) 438-2576. Our website address is www.sigmaadditive.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Report.

Recent Developments

On March 20, 2023, we announced the expansion of our collaboration with Materialise, a global leader in 3D printing software and service solutions, to provide additive manufacturing (AM) users automated quality control by integrating the PrintRite3D® quality assurance solution into the new software solution Materialise Process Control. Combining multiple complementary data sources and analytic methods allows businesses to make faster, data-driven decisions, improving operational efficiency and driving revenue growth. Materialise Process Control allows manufacturers to analyze and correlate layer data from the 3D printing process. Sigma and Materialise collaborated to integrate PrintRite3D® into Process Control and to make it available in CO-AM, Materialise’s end-to-end software platform for 3D printing. Sigma’s PrintRite3D® suite provides in-process data, including thermal data from the melt pool, yielding layer data that can enable users to find the root cause of defects faster.

On March 6, 2023, we announced that we will partner with DyeMansion, the global leader in connected and integrated post-processing solutions for industrial polymer 3D-printing, to add an integrated hardware/software solution option that offers extra quality assurance for DyeMansion’s post-processing solutions: DM60, Powershot Performance and Powerfuse S. DyeMansion’s comprehensive solution, the Print-to-Product workflow and all components are applicable for Industry 4.0 and can be integrated seamlessly into various production processes. The real-time monitoring and data analytics from Sigma’s Machine Health module will complement DyeMansion’s systems by offering reduced cost per part, unmatched quality, and high sustainability.

On March 1, 2023, we announced that we had retained Lake Street Capital Markets as the Company’s financial advisor in connection with our consideration of a range of strategic alternatives designed to enhance shareholder value, including a possible strategic investment, acquisition, merger, business combination, or similar transaction.

ITEM 1A. RISK FACTORS.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in statements made by us or on our behalf in filings with the SEC, press releases or communications with investors and others. Any or all of our statements in this Report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. The factors mentioned in the discussion below will be important in determining future results. Consequently, actual future results may vary materially from those anticipated in this Report or our other public statements. The occurrence of any of the events or developments described below could harm our financial condition, results of operations, business and prospects. In such an event, the market price of our securities could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may have similar adverse effects on us.

Risks Related to Our Business

We will require additional financing to continue our operations, and there is substantial doubt regarding our ability to continue as a going concern.

As of December 31, 2022, we had cash of $2,845,931. Our existing cash on hand and anticipated revenues are sufficient to fund our remaining anticipated operating costs and capital expenditure requirements only through May 2023. We will need to raise additional financings to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our NASDAQ listing.

In light of the foregoing, there is substantial doubt our ability to continue as a going concern, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended December 31, 2022 contains a going concern qualification.

We are not profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended December 31, 2022 and 2021 was $8,749,304 and $7,488,172, respectively. As of December 31, 2022, our accumulated deficit was $49,342,484. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended December 31, 2022 and December 31, 2021 were $630,428 and $1,651,765, respectively, and our operating expenses for those periods were $9,029,502 and $9,571,185, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

Our operating history makes evaluation of our business difficult.

We are continuing to develop our technologies and to implement our business plan. Our ability to implement a successful business plan remains unproven, and there is no assurance that we will ever generate sufficient revenues to sustain our business. Our operating history, together with the other risks discussed in this “Risk Factors” section, may make it difficult for prospective investors and others to evaluate our business.

We face the risks normally associated with a new business.

We face all of the risks inherent in a business based upon emerging technologies, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting new operations and efforts to develop and commercialize technologies. These uncertainties include developing our technologies and our brand name, raising capital to meet our working capital requirements, and expanding our customer base, among others. If we are not effective in addressing these risks, we will not be able to achieve profitability in the future, and we may not have adequate working capital to meet our obligations as they become due.

Our business may be adversely affected by a global economic downturn.

Any economic downturn generally could cause a drop in government spending and business investment, which could have a material adverse effect on our business. Further, as a result of the current global economic and geopolitical situation, there may be a disruption or delay in performance by our third-party contractors and suppliers. If such third parties are unable to adequately satisfy their contractual commitments to us in a timely manner, our business could be adversely affected.

We could incur significant damages if we are unable to adequately discharge our contractual obligations.

Our failure to comply with contract requirements or to meet our clients’ performance expectations on a contract could materially and adversely affect our financial performance and our reputation. This, in turn, would impact our ability to compete for new clients and contracts. Our failure to meet contractual obligations could also result in substantial actual and consequential damages under the terms of such contracts. In addition, some of our contracts require us to indemnify clients for our failure to meet performance standards and/or contain liquidated damages provisions and financial penalties related to performance failures. Although we maintain liability insurance, the policy limits may not be adequate to provide protection against all such potential liabilities.

Some of our clients may terminate our contracts prior to completion, which could result in revenue shortfalls and reduce profitability or cause losses on contracts.

Some of our contracts with clients contain initial or base periods of one or more years, as well as option periods typically covering more than one-half of the contract’s initial duration. However, such clients are under no obligation to exercise the option to extend the contract term. The profitability of some of our contracts could be adversely impacted if such options are not exercised and the contract term is not extended accordingly. Additionally, our contracts contain provisions permitting a client to terminate the contract on short notice, with or without cause. The unexpected termination of significant contracts could result in significant revenue shortfalls. If revenue shortfalls occur and are not offset by corresponding reductions in expenses, our business could be adversely affected. We cannot anticipate if, when or to what extent a client might terminate its contracts with us.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

We have operated our current line of business for approximately eleven years, and we expect to grow in the future as our business develops and becomes further established. If our business grows as we anticipate, it will be necessary for us to manage our expansion in an orderly fashion. Any significant growth in our activities or in the market for our services will require extension of our managerial, operational, marketing and other resources. Future growth will also impose significant additional responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Our failure to manage growth effectively may lead to operational inefficiencies that will have a negative effect on our profitability. Additionally, if our growth comes at the expense of providing quality service and generating reasonable profits, our ability to successfully bid for contracts and our profitability will be adversely affected. We cannot assure investors that we will be able to effectively manage any future growth we may experience.

Failure to obtain adequate insurance coverage could put us at risk for uninsured losses.

Some or all of our customers may require insurance as a requirement to conduct business with us. Although we currently have product liability insurance, we may be unable to obtain or maintain adequate liability insurance on acceptable terms, if at all, and there is a risk that our insurance will not provide adequate coverage against our potential losses. Additionally, there are certain types of losses that may not be insurable at a cost that we can afford, and insurance may not be available at any cost with respect to certain losses. Claims or losses in excess of any insurance coverage we may obtain, or the lack of insurance coverage, could put us at risk of uninsured loss, which would have a material adverse effect on our business and financial condition.

We are dependent on key personnel, and the loss of any of these individuals could harm our business.

We depend on key scientific and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

We may be dependent on cash flow and payments from customers in order to meet our expense obligations.

A number of factors may cause our revenues, cash flow and operating results to vary from quarter to quarter, including the following:

●	the progression of contracts;

●	the rate of customer adoption of our new subscription pricing program;

●	the commencement, completion or termination of contracts during any particular quarter;

●	the schedules of government agencies and large multinational corporations for awarding contracts;

●	the failure of our customers to fulfill their obligations under contracts with us; and

●	the term of awarded contracts and potential acquisitions.

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

We may choose to grow our business by acquiring other entities. We may be unable to manage businesses that we acquire or to integrate them successfully without incurring substantial expenses, delays or other problems that could negatively impact our results of operations. Moreover, business combinations involve additional risks, including:

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

Our bylaws contain provisions for indemnifying our officers and directors.

Our bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses actually and reasonably incurred by an officer or director paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he or she is made a party by reason of being or having been one of our directors or officers. To the extent that our directors’ and officers’ insurance policy does not provide reimbursement for such costs, charges, expenses and other amounts, we may incur substantial expenses in satisfying our indemnification obligations.

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

Businesses have become increasingly dependent on digital technologies to conduct day-to-day operations. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. A cyber-attack could include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption or result in denial of service on websites. We depend on digital technology, including information systems and related infrastructure, to process and record financial and operating data, and communicate with our employees and business partners. Our technologies, systems, networks, and those of our business partners may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. The consequences of such loss, possible misuse of our proprietary and confidential information, or operational disruptions could include, among other things, unfavorable publicity, damage to our reputation, difficulty marketing our products, customer allegations of breach-of-contract, claims and litigation by affected parties, investigations by and other proceedings involving governmental authorities and possible financial liabilities for damages, any of which could materially adversely affect our business, financial condition, reputation and relationships with customers and partners. We also rely on a number of third-party service providers to host, store or otherwise process information for us, or to provide other facilities or infrastructure that we make use of, including “cloud-based” providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some financial functions, and we are therefore dependent on the security systems of these providers. Any security breaches or incidents or other unauthorized access to, or disruptions of, our service-providers’ systems or viruses, loggers, ransomware or other malfeasant code in their data or software, or unauthorized access to or acquisition of any data they process or otherwise maintain for us could expose us to information loss, corruption and unavailability, operational disruptions, and misappropriation of confidential information, and could have similar consequences to us as any incidents affecting our own systems or the data we process or maintain. We and our third parties face these threats from a variety of sources, including attacks from hackers, phishing and other forms of social engineering, and human error or employee or contractor malfeasance. Because the techniques used to obtain unauthorized access to or sabotage security systems change frequently and are often not recognized until after an attack, we and our third-party service providers may be unable to anticipate the techniques or implement adequate preventative measures, thereby exposing us to material adverse effects on our business, financial condition, results of operations and growth prospects. A security breach or other security incident impacting us or our third-party service providers could require a substantial level of financial resources to rectify and otherwise respond to, may be difficult to identify or address in a timely manner, and could result in claims, investigations, and inquires by private parties or governmental entities that may divert management’s attention and require the expenditure of significant time and resources, and which may cause us to incur substantial fines, penalties, or other liability and related legal and other costs. Any actual or perceived security breach or other security incident may also harm our reputation and market position. Any of the foregoing matters could harm our operating results and financial condition. Although to-date we have not experienced any losses relating to cyber-attacks, there is no assurance that we will not suffer such losses in the future. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

Our results of operations may be negatively impacted by the COVID-19 epidemic.

The potential reemergence of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put in place by businesses and governments, may have a material economic effect on our business. Additionally, the coronavirus may result in disruption of financial markets, which may reduce our ability to access capital on favorable terms or at all.

Risks Related to Our Securities

The price of our securities is subject to volatility related or unrelated to our operations, which could result in substantial losses for our stockholders.

Between January 1, 2022 and December 31, 2022, the trading price of our common stock has ranged from a low of $0.40 to a high of $2.42 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

On October 14, 2022, Nasdaq notified us that the closing bid price for our common stock had been below $1.00 per share for 30 consecutive business days, and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notice indicates that the Company has 180 calendar days, or until April 12, 2023, to regain compliance with this requirement. The Company can regain compliance with the $1.00 minimum bid price requirement if the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days during the 180-day compliance period. If the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and will need to provide written notice to Nasdaq of the Company’s intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company meets these requirements, we expect that Nasdaq will grant the Company the additional 180 calendar days to regain compliance with the minimum bid price requirement.

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

In order to raise additional capital, we may sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be lower than the price per share that you paid for our common stock.

We have broad discretion in the use of the net proceeds of our securities offerings and may not use them effectively.

We intend to use our cash for the development of our products and services, and to pursue a possible strategic investment or other transaction. Our management has broad discretion in the use of cash and will have the right to use our cash in ways that differ substantially from our current plans. Management may spend our cash in ways that do not improve our results of operations or enhance the value of our securities. The failure by management to apply funds effectively could result in financial losses that could have a material and adverse effect on our business and cause the market price of our securities to decline.

Our outstanding warrants may result in further dilution to our stockholders.

Certain of our outstanding warrants to purchase a total of up to approximately 898,806 shares of our common stock contain so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. Of these warrants, warrants with an aggregate exercise price of $956,015 also provide for a ratable increase in the number of shares purchasable upon exercise of the warrants in the event the exercise price per share of the warrants is reduced. These anti-dilution adjustments resulted in a reduction in the exercise price of such warrants to $0.58 per share and an increase of 1,265,896 shares in the number of underlying warrant shares due to the grant of stock options to our directors and officers in January 2023. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances of shares of our common stock at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

As of December 31, 2022, we had 10,498,802 outstanding shares of common stock. Future sales of a large number of our shares or shares issuable upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

We will incur significant costs to ensure compliance with U.S. and Nasdaq reporting and corporate governance requirements.

We incur significant costs associated with compliance with our SEC public company reporting requirements and with applicable U.S. and Nasdaq corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

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

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of December 31, 2022, 465 shares of our preferred stock are outstanding, consisting of 132 shares of Series D Preferred Stock and 333 shares of Series E Preferred Stock. In addition to the possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities, the Certificate of Designations for the Series D Preferred Stock provides that upon occurrence of certain triggering events described in the Certificate, including but not limited to, payment defaults, breaches of the transaction documents pertaining to the Series D Preferred Stock and failure to maintain listing on The Nasdaq Capital Market, the Series D Preferred Shares would become subject to redemption, at the option of the holder, at a 125% premium to the underlying value of the Series D Shares being redeemed.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease approximately 3,300 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, including 1,376 square feet of office space and 1,928 square feet of warehouse and production space, for a monthly rent expense of approximately $5,315. The leases expire on July 31, 2023, and are cancelable at any time upon 45 days written notice. We believe that our facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, we may become subject to legal proceedings and claims that arise in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “SASI.”

Shareholders

As of March 27, 2023, there were approximately 566 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, restrictive covenants under outstanding preferred stock, our anticipated capital requirements, and other factors that our Board of Directors deem relevant. We have paid dividends on our preferred stock pursuant to an agreement with investors and may do so in the future pursuant to future financing agreements, if any. The Certificate of Designations of our Series D Preferred Stock prohibits us from declaring or paying any cash dividend or distribution on any of our capital stock, other than as required by the Certificate of Designations.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Sigma is a leading provider of in-process quality assurance (IPQA®) software to the additive manufacturing industry. Sigma specializes in the development and commercialization of real-time monitoring solutions known as PrintRite3D® for 3D metal and polymer advanced manufacturing technologies. PrintRite3D detects and classifies defects and anomalies real-time during the manufacturing process, enabling significant cost-savings and production efficiencies. We work closely with international standards organizations, renowned universities, research organizations, advanced manufacturers, OEMs, and leading software companies. PrintRite3D is printer agnostic and works with most of the leading 3D metal printers, as well as a growing base of polymer printers.

Strategic Direction

2022 was a year of significant change for our Company, from our symbolic name change to the execution of a new approach to the market. We have a mission to accelerate the adoption of additive manufacturing by setting the industry standard for quality, and we have charted our path to deliver the first holistic digital quality experience for the additive industry with the following objectives:

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

A holistic digital quality experience connects in-process data upstream to CAD/CAM through the downstream inspection and material data. This digital quality journey begins by creating a new qualification framework for in-process data. The path to qualified parts and continued production relies on more than just melt pool monitoring; it also covers machine health, process health, and part health. Our customers require specific data for qualification and certification of parts and need a holistic approach to production quality, and further, require a way to simplify quality from 8-12 disparate software licenses and several manual spreadsheets to one user experience that is integrated into their production workflow.

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

We began offering our current PrintRite3D integrated hardware and software solution on a subscription basis in 2022. Among other things, the change reduced the initial upfront cost to a new user from over $100,000 to approximately $3,000-$5,000 per month. The combination of subscription pricing and the new software-only products that can be embedded into OEM and software partner offerings are intended to make our technology more affordable to acquire and easier to bundle, distribute and support in an effort to become the industry standard.

The shift in our business model adversely affected our revenues and near-term revenue growth as we increased our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production. In 2022, we relied primarily on retrofit work while the software only products were still under development. We expect that the percentage of the Company’s revenue coming from OEMs will increase in 2023 and beyond, especially with the availability of a software-only product as we work to integrate into existing hardware, such as laser scanner technology and OEM’s upstream designs for next generation systems. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our traditional PrintRite3D® technology, along with our new software-only offerings that start to link industry quality together. Additionally, it will depend on whether key prospective customers continue to move from additive manufacturing prototyping to production, which our products are intended to accelerate. However, we believe these changes to our business model will contribute to faster adoption of our product by end users and will result in more predictable and profitable revenues over the longer term.

Over the past twelve years, Sigma has invested its resources to solve the problem of in-process AM quality: melt pool analytics for the “part”, which originated as a retrofit lab solution. Our prior product offering met the needs of materials scientists, but overlooked the production needs of shop floor technicians, process engineers, and operations teams. The addition of our “machine” and “process” software products for additive manufacturing will provide a holistic in-process quality base for us to connect to the broader digital quality ecosystem.

As part of our vision to build the future of connected digital quality and enhance shareholder value, we have undertaken an initiative to evaluate a range of strategic alternatives, including possible strategic investment, acquisition, merger, business combination, or similar transaction with clear product, customer, and financial synergies to Sigma. This work is focused on identified companies that connect to our long-term quality vision. This strategic initiative is focused on synergies and potential product integration to accelerate market visibility and customer adoption. To execute Sigma’s vision and realize our potential, we will need to raise additional capital, or execute a strategic transaction, which may include, a possible strategic investment, acquisition, merger, business combination, or similar transaction.

We believe the industry is evolving. Application Programming Interfaces, or APIs, are opening up as some of our relationships with OEMs have become public. There is also a trend toward consolidation in additive manufacturing as companies align for profitability. Sigma has made demonstrable progress in 2022 connecting to other products in the AM digital quality stream, and a connection to a strategic partner paired with near term execution can augment our ability to scale, support the market, and create value. Further, alignment with a strategic investor or acquirer allows for common growth, vision, and funding of the Company to achieve its mission, but also provides an opportunity for other strategic relationships, including potential acquisitions that can further accelerate the execution of our digital quality vision.

To facilitate our ability to execute our strategic initiatives on the product, pricing, and partner fronts, we have taken several steps to conserve our cash by reducing our operating expenses. Compensation and benefits are our single largest expense, comprising approximately 53% of our total operating expenses for 2022. We reduced our total full-time headcount by a net of eight employees in 2022 and experienced a further reduction of six employees in 2023 as a result of furloughs and departures from the Company. As of March 29, 2023, our full-time employee headcount was 19. In addition to headcount reductions, we have reduced our spend on advertising, marketing and investor relations, consultants, and employee travel. We continue to evaluate our expenses and will consider further reductions as appropriate. Lastly, Sigma has developed a deep patent portfolio which we believe is widely applicable to the 3D printing industry. We have recently begun exploring an intellectual property licensing program, which we believe may facilitate a strategic transaction.

Covid-19 Business Update

The worldwide COVID-19 pandemic caused a reduction, and in some cases a freeze, in capital spending within the Company’s targeted industries, which negatively affected our revenue in 2021. Additionally, this slowed the development of our technology based on prolonged budget reductions and delays at development partner sites. With slowed customer interaction, Sigma experienced some slowing of planned integrations and qualification into 2022. With the relaxing of COVID-19 restrictions in the U.S. and Europe in 2022, business activity began to return to near pre-pandemic levels, and we have resumed qualification and integration of our technology with partners and customers who experienced such prior delays. Regarding our supply chain, however, the Company continues to experience increased lead times for certain hardware components of PrintRite3D. The future impact of the outbreak, including variations of the virus, is highly uncertain so that no assurance can be given that the outbreak will not have a material adverse impact on the future results of the Company. It is also uncertain as to any further disruption of the financial markets, which may reduce our ability to access capital, either at all, or on favorable terms.

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

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements.

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

In January 2022, the Company began offering a subscription option to its customers pursuant to which we lease our PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

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

Inflation - While we do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022, we experienced increases in wages and other compensation costs, and costs for certain components of our PrintRite3D product. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could materially adversely affect our business, financial condition and results of operations.

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

Leases - The Company primarily leases office space from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include an option to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. The Company only has short-term leases, with remaining lease terms of less than one year. The leases are cancelable at any time upon 45 days written notice. Therefore, the Company has elected the short-term lease recognition exemption for all leases, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term.

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

Stock-Based Compensation – We measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Stock-based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, share appreciation rights and employee share purchase plans. Stock-based compensation is measured on the date of grant at its fair value.

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

The grant date fair value of stock-based compensation and other equity instruments is calculated using the Black Scholes valuation model, and requires estimates of several inputs to the model, including risk-free interest rates, dividends, and expected volatility of our stock price.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

We generate revenues through hardware and software licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. Additionally, we generate revenues from development work utilizing our metal AM equipment and engineering team. Our ability to generate revenues in the future will depend on our ability to further commercialize and increase market presence of our PrintRite3D® technologies, and it will depend on whether key prospective customers continue to move from AM metal prototyping to production.

Employees and Headcount

At December 31, 2022, our full time employee headcount was 25, as compared to 33 at December 31, 2021. The decrease of 8 employees was primarily related to the shift in our business model as we move away from selling expensive perpetual licenses for PrintRite3D, in which most of the cost comes from physical hardware, to setting up for our future software-only subscription model.

The labor market is extremely competitive, and our highly trained, skilled, and talented employees are heavily recruited by others. To that end, we have made additional investments in our employees designed to ensure we remain competitive in the marketplace. This also aligns well with, and reinforces, our “employee first” culture. In addition to salaries, we improved our benefits by offering a premium health care plan option and increasing the Company’s contribution to premiums. We have also added a Company paid short-term disability insurance plan and optional long-term disability insurance plan. And finally, we have increased equity related compensation to everyone in our Company, from non-employee directors to executive management to employees and consultants. We believe that this is an important component of aligning shareholder, company, and employee interests and vests everyone in the growth and success of Sigma.

Infrastructure

In addition to the investments made to improve our manufacturing processes and engineering designs, in fiscal 2021 we added new software applications to assist us in achieving the leverage we need in our operations, both now and for the future. In particular, we added software subscriptions for a customer relationship management system (CRM”), a product lifecycle management system (“PLM”), and a project tracking and management system, all of which we believe will help us improve controls, efficiency and communication throughout the Company.

Revenue and Cost of Revenue

During the fiscal year ended December 31, 2022 (“fiscal 2022”), we generated $630,428 in revenues, as compared to $1,651,765 in the fiscal year ended December 31, 2021 (“fiscal 2021”). The decrease was due to a decrease in perpetual license sales of our PrintRite3D® units of $1,141,323 and decreased contract additive manufacturing revenue of $11,189. Partially offsetting these decreases were an increase in revenues of $31,177 from our subscription-based pricing program, increased revenues from our legacy Rapid Test and Evaluation (“RTE”) program of $33,000, increased on-site installation and support revenue of $35,035, an increase in consulting service revenue of $4,500, and an increase in annual maintenance contract revenue of $27,463. Our cost of revenue for fiscal 2022 was $349,930, as compared to $559,965 for fiscal 2021, a decrease of $210,035, or 37.5%. The decrease was primarily attributable to fewer unit sales in 2022, partially offset by increased travel costs incurred related to installations from 2021 sales.

Gross Margin

In fiscal year 2022, our gross margin decreased to 44% from 66% in 2021 due primarily to an increase in the price of certain PrintRite3D system components as a result of configuration changes, discounted sales to universities and research institutions as members of our AcGovDustrial Network, and the aforementioned increase in travel costs incurred related to system installations.

Operating Expenses

Sigma’s operating expenses for fiscal 2022 were $9,029,502 as compared to $9,571,185 for fiscal 2021, a decrease of $541,683, or 5.7%. The decrease was primarily attributable to a decrease in stock-based compensation, a decrease in operating and research and development costs, partially offset by increases in salary and benefits, office expenses due to a company-wide global conference held in May of 2022, and increased business travel in 2022 as further described below.

Salary and benefits costs were $4,740,437 for fiscal 2022, as compared to $4,286,368 for fiscal 2021, an increase of $454,069, or 10.5%. The increase was comprised of: (a) $534,963 in employee salary increases and average full-time employee headcount increasing by two; (b) a $79,289 increase in severance due to the termination of employment of six employees; and (c) increased taxes and benefits of $174,616. Partially offsetting these increases were: (1) a decrease in commissions of $24,815; (2) a decrease in incentive bonuses of 215,490; and (3) a decrease in stock appreciation rights expense of $94,494 due to the revaluation of the compensation liability as a result of the decrease in our stock price in fiscal 2022.

Stock-based compensation was $793,251 for fiscal 2022, as compared to $1,066,455 for fiscal 2021, a decrease of $273,204, or 25.6%. This decrease was primarily due to fewer stock options granted in fiscal 2022.

We incurred operations and research and development costs of $653,194 during fiscal 2022, as compared to $890,553 in fiscal 2021, a decrease of $237,359, or 26.7%. The decrease was primarily due to a decrease in operations costs of $224,335 and a decrease in research and development costs of $13,024. The decrease in operations expense was due to: (a) a decrease in charges for inventory obsolescence of $81,544; (b) equipment upgrades in 2021 in both our manufacturing facility and our 3D metal printer totaling $14,777; (c) a decrease in parts and material purchases of $107,936; and (d) a decrease in purchase of lab supplies of $20,078. The decrease in research and development costs was due to expenses associated with a simulation project in 2021 of $97,188, partially offset by an increase in consulting costs of $64,164 in connection with ongoing PrintRite3D software development and $20,000 for research on laser application of PrintRite3D for a new OEM.

We incurred investor, public relations, and marketing expenses of $422,645 during fiscal 2022, as compared to $503,823 during the same period in 2021. The decrease of $81,178, or 16.1%, was due to a decrease in investor relations consulting costs of $84,832 resulting from a revaluation of SARs at December 31, 2022 and lower advertising expenses of $11,301. Partially offsetting these decreases was an increase in tradeshow expenses of $14,955 as compared to 2021, when COVID-19 travel restrictions precluded attendance at such events.

Organizational costs for fiscal 2022 were $311,606, compared to $726,147 for fiscal 2021. The decrease of $414,541, or 57%, was primarily attributable to: (a) a decrease in non-employee director fees of $369,830, mostly as a result of a decrease in stock options issued; and (b) a decrease in stockholder services of $43,832, primarily due to expenses incurred in 2021 in connection with a special stockholders meeting.

Legal and professional fees in fiscal 2022 were $725,285, as compared to $915,530 during fiscal 2021, a decrease of $190,245, or 20.8%. This decrease was a result of a decrease in legal expenses of $25,757 due to one less stockholder meeting and fewer regulatory filings in fiscal 2022, a decrease in recruiting expenses of $109,061 related to new hires in 2021, a decrease in consulting expenses of $38,915 and a decrease in accounting fees of $16,089 due to the fulltime hire of former outside accounting personnel.

Office expenses for fiscal 2022 were $914,802, as compared to $734,386 for fiscal 2021, an increase of $180,416, or 24.6%. The increase resulted from: (a) an increase in travel and entertainment of $82,241 related to increased travel as compared to fiscal 2021 as a result of the easing of COVID-19 related travel restrictions; (b) an increase in expenses of $109,435 related to a Company-wide, global conference held in May of 2022; (c) an increase in payroll service fees of $10,735 related to new hires; (d) an increase in dues and subscriptions of $38,847 for new customer relationship management, product lifecycle management, and project management software; and (e) an increase in utilities expenses of $2,459. Partially offsetting these increases were decreases in postage and shipping of $47,580, and decreases in office supplies of $11,998 and education expenses of $3,723.

Other operating expenses were $352,115 for fiscal 2022, as compared to $353,818 for fiscal 2021, a decrease of $1,703. The decrease was due to: (a) a decrease in SEC filing fees of $6,102; (b) a decrease in licensing fees of $2,166; and (c) a decrease in bank fees, primarily credit card transaction fees of $9,325. These decreases were partially offset by an increase in insurance policy premiums for fiscal 2022 of $15,890.

In fiscal 2022, we realized net other income of $56,580, as compared to $1,094,780 in fiscal 2021. The decrease of $1,038,200, or 94.8%, was due to a gain in fiscal 2021 of $1,092,441 from the revaluation of the derivative liability related to our private placement of warrants, a foreign currency exchange loss of $15,927 in fiscal 2022 due to the strengthening of the US dollar against the Euro, and a decrease in interest income of $6,460. Partially offsetting these decreases was an increase of $76,628 in New Mexico state incentives in fiscal 2022.

Sigma’s net loss before preferred dividends for fiscal 2022 increased by $1,307,819 and totaled $8,692,424, as compared to a net loss before preferred dividends of $7,384,605 for fiscal 2021. Net loss applicable to common stockholders for fiscal 2022 was $8,749,304, as compared to $7,488,172 for fiscal 2021. The fiscal 2022 net operating loss component of the overall loss was $269,619 higher than in fiscal 2021 and the other income component was $1,038,200 lower. Preferred stock dividends were $56,880 in fiscal 2022 and $103,567 in fiscal 2021.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Annual Report, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended December 31, 2022 included in Item 15 of this Annual Report contains a going concern qualification.

As of December 31, 2022, we had $2,845,931 in cash and working capital of $3,644,522, as compared to $11,447,047 in cash and working capital of $ 11,702,358 as of December 31, 2021.

We currently have no arrangement to obtain any additional financing. We have taken several steps to conserve our cash, including furloughing non-essential employees, reducing or eliminating certain marketing and advertising programs, limiting employee travel, and reducing investor relations expenses and certain consulting expenses. Our existing cash on hand and anticipated revenues are sufficient to fund our remaining anticipated operating costs and capital expenditure requirements only through May 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect, or extend such resources longer than we expect.

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

Our major sources of funding have been proceeds from public and private offerings of our equity securities (both common stock and preferred stock), and from warrant exercises. In 2022, we did not raise any funds. In January 2021, the Company closed a public offering of 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,444 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2021, the Company closed a public offering of 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. Concurrent with the public offering, the Company issued warrants to investors to purchase an aggregate of 2,190,000 shares of common stock to holders in a private placement. The warrants entitle the holders to purchase one share of our common stock at an exercise price equal to $4.32 per share commencing on May 24, 2021 and will expire two years from such date.

We will need to raise additional amounts to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business and operations. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business and operations and lose our NASDAQ listing.

While we expect that continued enhancements of our IPQA®-enabled PrintRite3D® technology, together with transitioning to a subscription-based, software-only product offering will enable us to further commercialize this technology into the AM metal market in 2023, we will be unable to do so without additional funding. Should we be able to secure such funding, we plan to seek to continue funding our development activities and operating expenses by licensing our PrintRite3D® systems and supporting field services, as applicable, and providing PrintRite3D®-enabled engineering consulting services concerning our areas of expertise (materials and manufacturing quality assurance and process control technologies) and through the use of proceeds from sales of our securities and potential exercises of our outstanding warrants.

Net Cash Used in Operating Activities

During fiscal 2022, net cash used in operating activities was $8,212,154, which was the result of a net loss of $8,692,424 before preferred dividends and the use of cash for working capital of $543,280, partially offset by non-cash expenses of $1,023,550 related to depreciation and amortization of $116,167, and stock-based compensation of $907,383. Changes in working capital were driven by an increase in inventory of $240,863, a decrease in deferred revenue of $28,782, and a decrease in accounts payable and accrued expenses of $323,259, partially offset by a decrease in accounts receivable of $40,572. The increase in inventory was primarily due to stocking of certain components of our PrintRite3D systems with long order lead times, and an increase in contract assets resulting from PrintRite3D systems on our lease program. The decrease in accounts payable and accrued expenses was primarily due to a decrease in accrued bonuses in 2022.

During fiscal 2021, net cash used in operating activities was $6,298,959, driven by a net loss of $7,384,605 before preferred dividends, partially offset by non-cash expenses of $769,787 and cash generated from working capital of $315,859. Non-cash expenses were comprised of: (1) depreciation and amortization of $94,105; and (2) stock-based compensation of $1,768,123; partially offset by a gain on derivative liability of $1,092,441. Cash generated from working capital was driven by an increase in accounts payable and accrued expenses of $373,563 primarily as a result of increased accrued bonuses in 2021, and an increase in deferred revenue of $70,898, partially offset by increases in accounts receivable of $80,630 and inventory of $50,429. The increase in accounts receivable was due to increased sales, and the increase in inventory was primarily due to stocking of certain components of our PrintRite3D systems with long order lead times.

Net Cash Used by Investing Activities

Net cash used by investing activities in fiscal 2022 was $388,962, as compared to $359,750 in fiscal 2021. The increase was due to increased patent costs of $47,112, partially offset by a decrease in purchases of property, plant and equipment of $17,900.

Net Cash Provided by Financing Activities

No cash was provided by financing activities in fiscal 2022. In fiscal 2021, cash provided by financing activities was $14,404,942, consisting of net proceeds of $13,268,932 from financings and $1,136,010 in proceeds from the exercise of warrants.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements included in Item 15 are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer, and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

We continuously seek to improve and strengthen our control processes to ensure that our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any failure to improve our internal controls to address the weakness we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

This Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting, which is not required for smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of March 29, 2023:

Name	Age	Position
Jacob Brunsberg	36	President and Chief Executive Officer
Frank Orzechowski	63	Chief Financial Officer, Treasurer and Corporate Secretary
Ronald Fisher	53	Vice President of Business Development
Stephan Kuehr	41	General Manager, European Operations

Jacob Brunsberg was appointed Senior Vice-President of Product Management and Strategic Relationships on September 20, 2021. On February 16, 2022, he was named President and Chief Operating Officer, and on April 1, 2022 he was named President and Chief Executive Officer. Prior to joining the Company, Mr. Brunsberg was a P&L leader for General Electric’s Binder Jet Technology unit, with management responsibility for strategy, development, commercialization, and overall business performance. From 2017 to 2019 he served as Sr. Managing Director of the Central Region, tasked with helping establish the US sales infrastructure for post-acquisition integration of several additive manufacturing technology companies including Concept Laser, Arcam and GEonX into the newly formed GE Additive business entity. Prior to GE, Mr. Brunsberg worked for the American Roller Company in sales leadership and product marketing positions, responsible for the development and oversight of growth strategies, focused on advanced welding, cladding, thermal spray, and powder metallurgy technologies across a number of industrial markets. Mr. Brunsberg holds a Bachelor of Science degree in Material Science and Engineering from the University of Wisconsin-Madison

Frank Orzechowski has served as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer, and Corporate Secretary since July 1, 2019. Prior to joining the Company, Mr. Orzechowski served as the Chief Financial Officer of StormHarbour Partners LP, an independent global markets and financial advisory firm since September 2013. From May 2013 to August 2013, Mr. Orzechowski served as a contract CFO for Etouches Inc., a cloud-based event management software company, to assist with financial matters in connection with that company’s planned equity financing. Prior to that, he served as President and Owner/Operator of Four-O Technologies Inc. from August 2009 to December 2012, where he successfully launched and guided operations for two Cartridge World franchise units in Connecticut. From February 2006 to July 2009, Mr. Orzechowski served as President and Chief Financial Officer of Nikko Americas Holding Company Inc., where he was responsible for managing all of the support and infrastructure for that company’s U.S. business, as well as investment manager selection and due diligence functions for its World Series Platform. Mr. Orzechowski began his career at Coopers & Lybrand in 1982, received his CPA certification in 1984 and received his Bachelor of Science in Business Administration with a major in Accounting from Georgetown University in 1982.

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

Stephan Kuehr was appointed as General Manager of Sigma’s European Operations in September 2022. In this role, Stephan leads the European region with responsibility for all direct and channel revenue activities, including management of the worldwide OEM and independent software vendor (ISV) network programs. Prior to joining Sigma Additive Solutions, Stephan spent the past 10 years in additive manufacturing as CEO and co-founder of 3YOURMIND, a leading manufacturing execution system (MES) software provider based in Berlin, Germany. In this position, he set up an international sales organization and led the company’s funding, budget, structure and development efforts. Before 3YOURMIND, Stephan held leading positions in sales and operations with Vestas Wind Systems. Stephan Kuehr holds a Master’s Degree in Physics and Business from Ulm University, Germany and Lund University, Sweden.

Board of Directors and Corporate Governance

The following table sets forth the names, ages as of March 29, 2023, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
Mark K. Ruport	I	70	Chairman of the Board and Director	2019	2024
Jacob Brunsberg	II	36	Chief Executive Officer and Director	2022	2025
Salvatore Battinelli(1)	II	81	Director	2017	2025
Dennis Duitch(1)	III	78	Director	2017	2023
Kent Summers(1)	III	64	Director	2018	2023

(1) Member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Directors

Mark K. Ruport was appointed as Executive Chairman and as a director on December 3, 2019. Effective April 30, 2020, Mr. Ruport became our President and Chief Executive Officer. On February 16, 2022, Mr. Ruport resigned as President, and effective April 1, 2022 he resigned as Chief Executive Officer. Mr. Ruport remains a director on the Board of Directors and was appointed Chairman effective April 1, 2022. Mr. Ruport has more than 30 years of public and private company experience in the software sector. Prior to joining Sigma Additive Solutions, Mr. Ruport served since 2010 as the President of Step Function Consulting, LLC, a consulting firm that provides strategic consulting services to early and mid-stage portfolio software companies. Mr. Ruport also served from 2014 to 2017 as the Executive Chairman of the Board of Directors of Content Analyst Company, a leading developer of advanced analytics software for searching and analyzing unstructured text, and before that served as its Vice Chairman from 2012 to 2013. From 2005 to 2009, Mr. Ruport served as the President and Chief Executive Officer of Configuresoft, Inc., a venture-backed Enterprise Systems Management company, where he orchestrated an OEM agreement which later led to its acquisition by EMC Corp. Prior to Configuresoft, Mr. Ruport served from 2004 to 2005 as the Executive Vice President of Worldwide Operations at Stellent, Inc., which was subsequently acquired by Oracle, Inc., and from 1995 to 2005 as the President, Chief Executive Officer and Chairman of the Board of Directors of Optika, Inc., a venture-backed Enterprise Content Management Company that he led through its initial public offering and merger with Stellent, Inc. From 1990 to 1994, Mr. Ruport served as the President and Chief Executive Officer of Interleaf, Inc., a public software company. He also held various senior executive positions from 1985 to 1989 at Informix, Inc., a relational database management system company later acquired by IBM, and from 1985 to 1989 at Cullinet, Inc., a mainframe database management system and enterprise resource planning company later acquired by Computer Associates, Inc. Mr. Ruport received his Bachelor of Science degree and MBA from Bowling Green State University.Mr. Ruport received a Bachelor of Science in Business and an MBA from Bowling Green State University.

Our Board of Directors believes that Mr. Ruport is qualified to serve as a member of the board because of his extensive experience in management and leadership in the technology industry.

Jacob Brunsberg was appointed to our Board of Directors on April 1, 2022. He was appointed Senior Vice-President of Product Management and Strategic Relationships on September 20, 2021, on February 16, 2022, he was named President and Chief Operating Officer, and on April 1, 2022, he was named President and Chief Executive Officer. Prior to joining the Company, Mr. Brunsberg was a P&L leader for General Electric’s Binder Jet Technology unit, with management responsibility for strategy, development, commercialization, and overall business performance. From 2017 to 2019 he served as Sr. Managing Director of the Central Region, tasked with helping establish the US sales infrastructure for post-acquisition integration of several additive manufacturing technology companies including Concept Laser, Arcam and GEonX into the newly formed GE Additive business entity. Prior to GE, Mr. Brunsberg worked for the American Roller Company in sales leadership and product marketing positions, responsible for the development and oversight of growth strategies, focused on advanced welding, cladding, thermal spray, and powder metallurgy technologies across a number of industrial markets. Mr. Brunsberg holds a Bachelor of Science degree in Material Science and Engineering from the University of Wisconsin-Madison.

Our Board of Directors believes that Mr. Brunsberg is qualified to serve as a member of the board because of his extensive experience in the additive manufacturing industry.

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

Mr. Summers currently divides his time among a number of independent activities which focus on early-stage technology company formation and development strategies, and sales planning and execution needs for emerging- and mid-market technology companies located primarily in the Boston metropolitan area, including: management consultant to private and family-owned businesses; volunteer Mentor and Instructor with the Massachusetts Institute of Technology Venture Mentoring Services program; regular lectures on enterprise, business-to-business sales to company founders and students enrolled at the Massachusetts Institute of Technology Sloan School of Management, the Harvard MBA Program, the Wharton School at the University of Pennsylvania, and a number of domestic and international entrepreneurship support organizations; and consultant to Fellows enrolled in the Harvard Advanced Leadership Initiative. Mr. Summers has served in those roles at various times from 2003 to the present. From 2009 to the present, Mr. Summers has served as the non-executive Chairman of CADNexus, Inc., and from 2017 to the present, as a director and Chairman of the Compensation Committee with iQ3 Connect, Inc. Mr. Summers also currently serves as Chairman, Board of Managers, Massachusetts Materials Technologies LLC.

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

Director Independence

Our Board of Directors currently consists of five members. As a result of his previous role as Chief Executive Officer, Mr. Ruport is not considered an independent director. As a result of his April 1, 2022 appointment as Chief Executive Officer, Mr. Brunsberg is also not considered an independent director. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq marketplace rules. Pursuant to Nasdaq rules, our board must consist of a majority of independent directors.

The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to Messrs. Battinelli, Duitch and Summers, our independent directors, that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I director is Mark Ruport, with a term expiring at our 2024 annual meeting of stockholders;

●	the Class II directors are Salvatore Battinelli and Jacob Brunsberg, with terms expiring at our 2025 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2023 annual meeting of stockholders.

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

Leadership Structure of the Board

Any director or our Board of Directors as a whole may be removed with or without cause at any meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our amended and restated bylaws provide our Board of Directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. Our Board of Directors believes it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. Our Board of Directors believes that the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals, as determined by our Board of Directors based on circumstances then in existence.

On April 1, 2022, our Board of Directors appointed Mr. Ruport as Chairman of the Board. The Chairman of the Board presides at all meetings of our Board of Directors and exercises and performs such other powers and duties as may be assigned to him from time to time by the Board or prescribed by our amended and restated bylaws. The Chairman of the Board is appointed by our Board of Directors on an annual basis.

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

Board Meetings and Committees

During our fiscal year ended December 31, 2022, the Board of Directors held fourteen meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period he was a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2022 Annual Meeting of Stockholders.

Our Board of Directors has established three standing committees-audit, compensation, and nominating and corporate governance, each of which operates under a written charter that has been approved by our Board of Directors. Each committee charter has been posted on the Investors section of our website at www.sigmaadditive.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under the applicable Nasdaq rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee met four times during 2022.

Compensation Committee

The Compensation Committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives applicable to CEO compensation;

●	determining our CEO’s compensation;

●	reviewing and approving, or making recommendations to our Board of Directors with respect to the compensation of our other executive officers;

●	overseeing an evaluation of our senior executives;

●	overseeing and administering our equity incentive plans;

●	reviewing and making recommendations to our Board of Directors with respect to director compensation; and

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis” when it is required by SEC rules to be included in our Proxy Statements.

The members of our Compensation Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Battinelli serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is independent under the applicable Nasdaq rules and regulations and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Code of Ethics and Business Conduct

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors. The code is available on our website at www.sigmaadditive.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Form 8-K, in each case to the extent such disclosure is required by rules of the SEC or Nasdaq. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that during the fiscal year ended December 31, 2022, its executive officers, directors and greater than 10% stockholders timely filed all reports under Section 16(a).

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on December 31, 2022 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)		Stock Awards ($)	Option Awards ($) (3)		All Other Compensation ($)	Total ($)
Jacob Brunsberg – Chief Executive Officer and Director	2022	250,000	-		-	597,722	(4)	-	847,722
	2021	56,818	19,876	(2)	-	264,352	(5)	-	341,046

Mark Ruport – Former Chief Executive Officer and Current Chairman	2022	122,917	-		-	46,771	(6)	-	169,687
	2021	250,000	208,333	(2)	-	368,660	(7)	-	826,993

Darren Beckett - Chief Technology Officer	2022	200,000	-		-	178,896	(8)	-	378,896
	2021	185,000	25,800	(2)	-	361,812	(9)	-	572,612

Frank Orzechowski - Chief Financial Officer	2022	200,000	-		-	228,097	(10)	-	428,097
	2021	185,000	26,500	(2)	-	276,424	(11)	-	487,924

(1)	Actual amounts paid or accrued.

(2)	On January 24, 2022, the Compensation Committee granted Messrs. Brunsberg, Ruport, Beckett, and Orzechowski performance bonuses of $19,876, $208,333, $25,800, and $26,500 respectively, for the fiscal year ended December 31, 2021 in accordance with the provisions of their incentive compensation plans.

(3)	Includes option awards and stock appreciation rights awards. Stock appreciation rights awards are only payable in cash. As such, no shares of common stock were reserved in connection with the awards since no shares will be issued pursuant to exercise. The Fair Value of option and SARs awards are calculated in accordance with FASB ASC Topic 718. The amount recognized for all awards is calculated using the Black Scholes pricing model.

(4)	On February 16, 2022, we granted Mr. Brunsberg an option to purchase up to 70,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests in equal monthly installments over three years. As of December 31, 2022, 19,443 shares were vested and exercisable. The option had a grant date fair value of $117,719. Also on February 16, 2022, we granted Mr. Brunsberg 30,000 SARs under our 2020 Stock Appreciation Rights Plan. The SARs have an exercise price of $2.50 and vests in equal monthly installments over three years. As of December 31, 2022, 8,330 SARs were fully vested and exercisable. The SARs had a grant date fair value of $50,451. On July 1, 2022, we granted Mr. Brunsberg an option to purchase up to 49,800 shares of common stock. The option has an exercise price of $2.50, and vests as follows: 25%, on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 17,635 shares were vested and exercisable. The option had a grant date fair value of $46,367. Also on July 1, 2022, we granted Mr. Brunsberg an option to purchase up to 15,200 shares of common stock. The option has an exercise price of $2.50, and vests as follows: 25%, on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 5,372 shares were vested and exercisable. The option had a grant date fair value of $14,152. Additionally, on July 1, 2022 we granted Mr. Brunsberg 194,940 SARs. The SARS have an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 69,040 SARs were vested and exercisable. The SARs had a grant date fair value of $181,503. Last, on July 1, 2022, we granted Mr. Brunsberg 181,947 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Brunsberg remains an employee of the Company on that date. The SARs had a grant date fair value of $187,530.

(5)	On September 20, 2021, we granted Mr. Brunsberg an option to purchase up to 100,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.18 and is fully vested and exercisable. The option had a grant date fair value of $264,352.

(6)	On July 1, 2022, the Company granted Mr. Ruport an option to purchase up to 19,242 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25%, on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 6,815 shares were vested and exercisable. The option had a grant date fair value of $17,916. Also on July 1, 2022, the Company granted Mr. Ruport an option to purchase up to 5,874 shares of our common stock. The option has an exercise price of $2.50 and vests as follows: 25%, on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 2,078 shares were fully vested and exercisable. The option had a grant date fair value of $5,469. Last, on July 1, 2022 the Company granted Mr. Ruport 25,117 SARs. The SARs have an exercise price of $2.50 and vest as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 8,914 SARs were fully vested and exercisable. The SARs had a grant date fair value of $23,386.

(7)	On August 11, 2021, we granted Mr. Ruport an option to purchase 51,832 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,958 shares vested and became exercisable on August 11, 2021, and the remaining 38,874 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 30,238 shares were vested and exercisable. The option had a grant date fair value of $147,464. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 77,748 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 25,916 SARs were fully vested and exercisable. The SAR’s had an aggregate grant date fair value of $221,196.

(8)	On July 1, 2022, we granted Mr. Beckett an option to purchase up to 15,849 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 5,603 shares were vested and exercisable. The option had a grant date fair value of $14,757. Also on July 1, 2022, we granted Mr. Beckett an option to purchase up to 51,927 shares of our common stock with an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 18,392 shares were fully vested and exercisable. The option had a grant date fair value of $48,348. Additionally, on July 1, 2022 we granted Mr. Beckett 16,944 SARs with an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 6,001 SARs were fully vested and exercisable. The SARs had a grant date fair value of $15,776. Last, on July 1, 2022, we granted Mr. Beckett 97,038 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Beckett remains an employee of the Company on that date. The SARs had a grant date fair value of $100,015.

(9)	On August 11, 2021, we granted Mr. Beckett an option to purchase 50,869 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,718 shares vested and became exercisable on August 11, 2021, and the remaining 38,151 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 29,677 shares were vested and exercisable. The option had a grant date fair value of $144,724. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 76,304 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 25,435 SARs were vested and exercisable. The SAR’s had an aggregate grant date fair value of $217,088.

(10)	On July 1, 2022, we granted Mr. Orzechowski an option to purchase up to 15,924 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 5,627 shares were vested and exercisable. The option had a grant date fair value of $14,826. Also on July 1, 2022, we granted Mr. Orzechowski an option to purchase up to 52,170 shares of our common stock with an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 18,477 shares were fully vested and exercisable. The option had a grant date fair value of $48,574. Additionally, on July 1, 2022 we granted Mr. Orzechowski 69,470 SARs with an exercise price of $2.50 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of December 31, 2022, 24,603 SARs were fully vested and exercisable. The SARs had a grant date fair value of $64,682. Last, on July 1, 2022, we granted Mr. Orzechowski 97,038 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Orzechowski remains an employee of the Company on that date. The SARs had a grant date fair value of $100,015.

(11)	On August 11, 2021, we granted Mr. Orzechowski an option to purchase 48,580 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and vests as follows: 25%, or 12,145 shares vested and became exercisable on August 11, 2021, and the remaining 36,435 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 28,337 shares were vested and exercisable. The option had a grant date fair value of $138,212. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 48,580 Stock Appreciation Rights (“SAR’s). The SAR’s have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 16,193 SARs were vested and exercisable. The SAR’s had an aggregate grant date fair value of $138,212.

Named Executive Officer Employment Agreements

Jacob Brunsberg

On September 7, 2021, we entered into an “at-will’ employment letter agreement with Jacob Brunsberg, effective as of September 20, 2021 (the “effective date”), pursuant to which Mr. Brunsberg agreed to serve as Senior Vice-President, Product Management and Strategic Relationships on an “at-will” basis. As of February 16, 2022, Mr. Brunsberg was appointed President and Chief Operating Officer, and as of April 1, 2022, Mr. Brunsberg was appointed President, Chief Executive Officer, and Principal Executive Officer of the Company. Additionally, Mr. Brunsberg was appointed to serve as a member of our Board of Directors, effective as of April 1, 2022, with a term expiring at the 2025 annual meeting of stockholders.

Under the employment letter agreement. Mr. Brunsberg is entitled to (i) an annual base salary of $200,000, which was increased to $250,000 effective February 16, 2022, and (ii) all benefits that we elect in our sole discretion to provide from time to time to our other executive officers,, and received a grant of a five-year stock option to purchase up to 100,000 shares of common stock of the Company, which has an exercise price equal to the closing price of the Company’s common stock on the effective date, and vested and became exercisable in full on the effective date. The option is on such other terms and provisions as are contained in the Company’s standard form nonqualified stock option agreement.

Additionally, during the term of his employment, Mr. Brunsberg is eligible to receive one or more bonuses relating to each fiscal year in recognition of his achievement of individual and Company goals established by the Board of Directors from time to time. However, the decision to provide any such bonuses and the amount and terms of any such bonuses is in the sole discretion of the Board of Directors. On January 24, 2022, Mr. Brunsberg was awarded a performance bonus of $19,876 for 2021.

Mark K. Ruport

On December 3, 2019, we entered into an “at-will’ employment letter agreement with Mark Ruport, effective as of December 3, 2019 (the “effective date”), pursuant to which Mr. Ruport agreed to serve as our Executive Chairman on an “at-will” basis. Additionally, Mr. Ruport was appointed to serve as a member of our Board of Directors, effective as of December 3, 2019, with a term expiring at the 2021 annual meeting of stockholders. As of April 30, 2020, Mr. Ruport was appointed as President, Chief Executive Officer, and principal executive officer of the Company, and no longer serves as Executive Chairman. On February 16, 2022, Mr. Ruport resigned as President, and effective April 1, 2022, Mr. Ruport resigned as Chief Executive Officer. Mr. Ruport remained an employee of the Company until September 30, 2022. Mr. Ruport remains a member of our Board of Directors and was appointed Chairman of our Board effective April 1, 2022.

Darren P. Beckett

Mr. Beckett served as an employee of the Company from September 25, 2017, until March 1, 2023 pursuant to an “at will” employment agreement with the Company, under which he was engaged to serve as our Engineering Manager. On October 18, 2018, his title was changed from Vice President of Engineering to Chief Technology Officer of the Company. On October 18, 2018, the Company also increased the annual base salary of Mr. Beckett from $135,000 to $180,000, effective retroactive to September 16, 2018, and granted Mr. Beckett an option to purchase 2,000 shares of common stock under the 2013 Plan at an exercise price of $12.10 per share. The option has a term of five years and vests in equal annual installments over four years from the date of grant subject, in each case, to Mr. Beckett being in the continuous employ of the Company on the applicable vesting date. Under the agreement, Mr. Beckett is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan. On October 13, 2017, in connection with his employment, Mr. Beckett was granted an option to purchase up to 1,500 shares of our common stock with an exercise price equal to $19.20 per share. Such option is fully vested and exercisable at December 31, 2022.

Frank D. Orzechowski

On July 1, 2019, we entered into an “at will” employment agreement, with Frank Orzechowski under which he was engaged to serve as our Chief Financial Officer, Treasurer, Principal Accounting Officer and Corporate Secretary of the Company. Under Mr. Orzechowski’s employment agreement, he was entitled to receive an annual base salary of $135,000, which was increased to $155,000 effective March 1, 2020, which was increased to $180,000 on January 1, 2021, and which was increased to $200,000 on October 1, 2021. Pursuant to the employment agreement, Mr. Orzechowski was granted (1) a stock option to purchase up to 250 shares of common stock of the Company, at an exercise price equal to $14.00 per share, which was the closing market price of the Company’s common stock on July 1, 2019 (i.e., the Effective Date), and (2) to purchase up to 6,000 shares of common stock of the Company, with an exercise price of $14.00, and will vest and become exercisable as follows: 387 shares vested and became exercisable on the one-year anniversary of the Effective Date, 900 shares vested and became exercisable on the second-year anniversary of the Effective Date, 1,413 shares will vest and become exercisable on the third-year anniversary of the Effective Date, and 3,300 shares will vest and become exercisable on the fourth-year anniversary of the Effective Date, provided, in each case, that Mr. Orzechowski remains an employee of the Company through such vesting dates. Further, Mr. Orzechowski is eligible to participate in the Company’s 2013 Equity Incentive Plan, and is eligible to receive medical and dental benefits, life insurance, short and long-term disability coverage, and to participate in the Company’s Section 125 cafeteria plan, vision plan and 401K plan.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth outstanding stock options granted under or outside of our 2013 Equity Incentive Plan and SARs under our 2020 Stock Appreciation Rights Plan that are held by our named executive officers as of December 31, 2022:

	Option Awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jacob Brunsberg(2)	100,000	-	$3.18	9/20/2026
	19,443	50,557	$2.50	2/16/2027
	8,330	21,670	$2.50	2/16/2027
	5,372	9,828	$2.50	7/1/2027
	17,635	32,165	$2.50	7/1/2027
	69,040	125,900	$1.30	7/1/2027
	-	181,947	$2.50	7/1/2027

Mark K. Ruport(3)	10,000	-	$11.20	12/3/2024
	40,000	-	$11.20	12/3/2024
	102,064	14,590	$2.50	6/14/2025
	40,062	20,032	$2.63	6/22/2025
	79,800	35,115	$2.55	11/24/2025
	30,238	21,594	$3.42	8/11/2026
	25,916	51,832	$3.42	8/11/2026
	2,078	3,796	$2.50	7/1/2027
	6,815	12,427	$2.50	7/1/2027
	8,894	16,223	$2.50	7/1/2027

Darren Beckett(4)	2,000	-	$12.10	10/18/2023
	282	93	$15.00	1/1/2024
	375	125	$12.40	7/18/2024
	5,000	-	$6.70	10/11/2024
	40,825	5,836	$2.50	6/14/2025
	16,026	8,012	$2.63	6/22/2025
	29,677	21,192	$3.42	8/11/2026
	25,435	50,869	$3.42	8/11/2026
	5,603	10,246	$2.50	7/1/2027
	6,001	10,943	$2.50	7/1/2027
	18,392	33,535	$2.50	7/1/2027
	-	97,038	$1.30	7/1/2027
	1,500	-	$15.60	2/26/2028

Frank Orzechowski(5)	250	-	$14.00	7/1/2024
	2,700	3,300	$14.00	7/1/2024
	30,619	4,377	$2.50	6/14/2025
	12,018.	6,010	$2.63	6/22/2025
	16,193	32,387	$3.42	8/11/2026
	28,337	20,243	$3.42	8/11/2026
	5,627	10,297	$2.50	7/1/2027
	18,477	33,693	$2.50	7/1/2027
	24,603	44,867	$2.50	7/1/2027
	-	97,038	$1.30	7/1/2027

(1) On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan provides for incentive awards in the form of stock appreciation rights (“SARs”) payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. Awards issued under the Plan are included in the table.

(2) On September 20, 2021, in conjunction with the hiring of Jacob Brunsberg, the Company’s current President and Chief Executive Officer, the Company granted to Mr. Brunsberg an option to purchase 100,000 shares of our common stock with an exercise price of $3.18, which was fully vested and exercisable on the date of the grant. On February 16, 2022, the Company granted an option to Mr. Brunsberg to purchase up to 70,000 shares of common stock with an exercise price of $2.50, which will vest in equal monthly installments over three years. As of December 31, 2022, 19,443 shares were fully vested and exercisable. Also on February 16, 2022, the Company granted 30,000 SARs to Mr. Brunsberg, with an exercise price of $2.50, which will vest in equal monthly installments over three years. As of December 31, 2022, 8,330 SARs were fully vested and exercisable. On July 1, 2022, we granted Mr. Brunsberg an option to purchase up to 15,200 shares of our common stock with an exercise price of $2.50. 4,104 shares were fully vested and exercisable on the date of the grant, and the remaining 11,096 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 5,372 shares were fully vested and exercisable. Also on July 1, 2022, we granted Mr. Brunsberg an option to purchase up to 49,800 shares of our common stock with an exercise price of $2.50. 12,450 shares were fully vested and exercisable on the date of the grant, and the remaining 37,350 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 17,635 shares were fully vested and exercisable. Additionally, on July 1, 2022 we granted Mr. Brunsberg 194,940 SARs with an exercise price of $2.50. 48,735 SARs were fully vested and exercisable on the date of the grant, and the remaining 146,205 SARs will vest in equal monthly installments over the next three years. As of December 31, 2022, 69,040 SARs were fully vested and exercisable. Last, on July 1, 2022, we granted Mr. Brunsberg 181,947 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Brunsberg remains an employee of the Company on that date.

(3) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s former President and Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3, 2020; and (ii) an option to purchase up to 40,000 shares of our common stock, with an exercise price of $11.20, which became fully vested and exercisable as of December 31, 2022. On May 28, 2020, we granted Mr. Ruport an option to purchase 116,654 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50 and as of December 31, 2022 102,064 shares were fully vested and exercisable, and the remaining 14,590 shares will vest in equal monthly installments over the next six months. On November 24, 2020, we granted Mr. Ruport an option to purchase up to 114,915 shares of our common stock. The option has an exercise price of $2.55 and vests over three years in equal monthly installments beginning one month from the grant date. As of December 31, 2022, 79,800 shares were vested and exercisable. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 60,094 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 40,062 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Ruport an option to purchase 51,832 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and as of December 31, 2022, 30,238 shares were fully vested and exercisable, and the remaining 21,594 shares will vest in equal monthly installments over the next twenty months. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Ruport 77,748 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 25,916 SARs were fully vested and exercisable. On July 1, 2022, the Company granted Mr. Ruport an option to purchase up to 5,874 shares of our common stock with an exercise price of $2.50. 1,586 shares were fully vested and exercisable on the date of the grant, and the remaining 4288 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 2,078 shares were fully vested and exercisable. Also on July 1, 2022, the Company granted Mr. Ruport an option to purchase up to 19,242 shares of our common stock with an exercise price of $2.50. 4,810 shares were fully vested and exercisable on the date of the grant, and the remaining 14,432 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 6,815 shares were fully vested and exercisable. Additionally, on July 1, 2022 the Company granted Mr. Ruport 25,117 SARs. The SARs have an exercise price of $2.50. 6,279 SARs were fully vested and exercisable on the date of the grant, and the remaining 18,838 SARs will vest in equal monthly installments over the next three years. As of December 31, 2022, 8,894 SARs were fully vested and exercisable.

(4) On February 26, 2018 we granted Mr. Beckett an option to purchase up to 1,500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.60 and is fully vested and exercisable. On October 18, 2018, we granted Mr. Beckett an option to purchase up to 2,000 shares of our common stock. The option has an exercise price per share equal to $12.10 and is fully vested and exercisable. On January 1, 2019, we granted Mr. Beckett an option to purchase up to 375 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $15.00, and vests in equal installments on the first through the fourth anniversaries of the grant. As of December 31, 2022, 282 shares are vested and exercisable. On July 18, 2019, we granted Mr. Beckett an option to purchase up to 500 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $12.40. The option vests and will become exercisable in equal installments on the first through the fourth anniversaries of the date of grant. As of December 31, 2022, the option was vested as to 375 shares. On October 11, 2019, we granted Mr. Beckett an option to purchase up to 5,000 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price per share equal to $6.70 and is fully vested and exercisable. On May 28, 2020, we granted Mr. Beckett an option to purchase 46,661 shares of our common stock. The option has an exercise price per share equal to $2.50 and as of December 31, 2022, 40,825 shares were fully vested and exercisable. The remaining 5,836 shares will vest in equal monthly installments over the next six months. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 24,038 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 16,026 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Beckett an option to purchase 50,869 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and as of December 31, 2022, 29,677 shares were fully vested and exercisable, and the remaining 21,192 shares will vest in equal monthly installments over the next twenty months. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Beckett 76,304 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 25,435 shares were fully vested and exercisable. On July 1, 2022, we granted Mr. Beckett an option to purchase up to 15,849 shares of our common stock with an exercise price of $2.50. 4,279 shares were fully vested and exercisable on the date of the grant, and the remaining 10,246 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 5,603 shares were fully vested and exercisable. Also on July 1, 2022, we granted Mr. Beckett an option to purchase up to 51,927 shares of our common stock with an exercise price of $2.50. 12,982 shares were fully vested and exercisable on the date of the grant, and the remaining 38,945 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 18,392 shares were fully vested and exercisable. Additionally, on July 1, 2022 we granted Mr. Beckett 16,944 SARs with an exercise price of $2.50. 4,236 SARs were fully vested and exercisable on the date of the grant, and the remaining 12,708 SARs will vest in equal monthly installments over the next three years. As of December 31, 2022, 6,001 SARs were fully vested and exercisable. Last, on July 1, 2022, we granted Mr. Beckett 97,038 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Beckett remains an employee of the Company on that date.

(5) On July 1, 2019, in conjunction with the hiring of Frank Orzechowski, the Financial Officer, the Company granted to Mr. Orzechowski (i) an option to purchase 250 shares of our common stock with an exercise price of $14.00, which fully vested and became exercisable on July 1, 2019; and (ii) an option to purchase up to 6,000 shares of our common stock, with an exercise price of $14.00. As of December 31, 2022, 2,700 shares were fully vested and exercisable, and the remaining 3,300 shares will vest and become exercisable on July 1, 2023. .. On May 28, 2020, we granted Mr. Orzechowski an option to purchase 34,996 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $2.50. As of December 31, 2022, 30,619 shares were fully vested and exercisable, and the remaining 4,377 shares will vest in equal monthly installments over the next six months. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 18,028 SARs. The SARs have an exercise price of $2.63 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 12,018 SARs were vested and exercisable. On August 11, 2021, we granted Mr. Orzechowski an option to purchase 48,580 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $3.42 and as of December 31, 2022, 28,337 shares were fully vested and exercisable, and the remaining 20,243 shares will vest in equal monthly installments over the next twenty months. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 48,580 SARs. The SARs have an exercise price of $3.42 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, 16,193 SARs were fully vested and exercisable. . On July 1, 2022, we granted Mr. Orzechowski an option to purchase up to 15,924 shares of our common stock with an exercise price of $2.50. 4,299 shares were fully vested and exercisable on the date of the grant, and the remaining 11,625 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 5,627 shares were fully vested and exercisable. Also on July 1, 2022, we granted Mr. Orzechowski an option to purchase up to 52,170 shares of our common stock with an exercise price of $2.50. 13,042 shares were fully vested and exercisable on the date of the grant, and the remaining 39,128 shares will vest in equal monthly installments over the next three years. As of December 31, 2022, 18,477 shares were fully vested and exercisable. Additionally, on July 1, 2022 we granted Mr. Orzechowski 69,470 SARs with an exercise price of $2.50. 17,368 SARs were fully vested and exercisable on the date of the grant, and the remaining 52,102 SARs will vest in equal monthly installments over the next three years. As of December 31, 2022, 24,603 SARs were fully vested and exercisable. Last, on July 1, 2022, we granted Mr. Orzechowski 97,038 SARs in connection with his employment retention agreement. The SARs have an exercise price of $1.30 and will vest and become exercisable on March 15, 2025 if Mr. Orzechowski remains an employee of the Company on that date.

Potential Payments Upon Termination or Change-in-Control

On July 1, 2022, our Board of Directors, upon the recommendation of the Compensation Committee, adopted retention bonus and change in control plans for certain of our named executive officers as described below.

Retention Bonus Plan

The retention bonus plan consists of the award of retention bonuses to Mr. Brunsberg, and Mr. Orzechowski as an incentive to remain in our employ through the end of the retention period. The retention bonus amount for Mr. Brunsberg is $375,000, which is equal to 150% of his base salary in effect on July 1, 2022, and the retention bonus amount for Mr. Orzechowski is $200,000, which is equal to 100% of his base salary in effect on July 1, 2022. The retention bonuses are payable 50% in cash and 50% in SARs for each executive.

The SARs will have an exercise price of $1.30 (i.e., the closing price of our common stock on the grant date) and will vest, in full, on March 15, 2025, subject to the executive remaining in our continuous employ through such date.

The cash component of the retention bonuses will be paid upon the end of the retention period coinciding with the filing of the Company’s 2024 Annual Report on Form 10-K, subject to the executive’s continuous employment by the Company through the filing date. In the event of a “change in control” of the Company prior to such filing, the executives would be entitled to payment in cash of a pro rata portion of their total respective bonuses. The balance of the retention bonuses would terminate. Assuming a change in control had occurred on December 31, 2022, the amount of retention bonuses payable to Mr. Brunsberg and Mr. Orzechowski would have been $67,164 and $35,821, respectively.

Change in Control Plan

The change in control plan adopted on July 1, 2022, as modified by our Board of Directors on January 24, 2023, provides that following a “Change in Control” of the Company, Messrs. Brunsberg and Orzechowski each would be entitled to a cash payment equal to two times his base annual salary in effect on July 1, 2022 (i.e., $500,000 for Mr. Brunsberg and $400,000 for Mr. Orzechowski), less any base salary payments received between the date of the “change in control” and the termination date, if his employment is terminated by the Company without “cause” or the executive resigns for “Good Reason” within two years following the “Change in Control”. For purposes of the plan, “Change in Control” means: (i) a liquidation or dissolution of the Company; (ii) a merger or consolidation of the Company with or into another corporation or entity (other than a merger with a wholly owned subsidiary); (iii) a sale of all or substantially all of the assets of the Company; or (iv) a purchase or other acquisition of more than 50% of the outstanding stock of the Company by one person or by more than one person acting in concert. “Good Reason” means: (i) a reduction in the executive’s annual base salary as in effect on the date immediately prior to the Change in Control or a failure to make any scheduled base salary payment within fifteen days after its due date, unless the Company’s Board of Directors determines in good faith that such base salary reduction is more than offset by the aggregate value of any new compensation plans or other employment-related benefits that are provided to the Executive after the Change in Control; (ii) the Company’s requirement that the executive perform his employment duties at an office that is more than 25 miles from the Company’s office at which the executive was principally employed on the date immediately prior to the Change in Control; (iii) a change or diminution in executive’s employment duties that is materially inconsistent with the duties usually associated with their position at a corporation; or (iv) a failure by the Company to continue for the benefit of the executive any material compensation plan in which the executive participated on the date immediately prior to the Change in Control, unless the discontinuation of such plan was outside the Company’s reasonable control or unless the Company discontinues such plan for all of its executive officers.

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

2013 Equity Incentive Plan

Plan Purpose

Our Board of Directors adopted the 2013 Plan, which terminated on March 15, 2023, to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, officers, directors and consultants were eligible to participate in the 2013 Plan.

Administration

The 2013 Plan is administered by the Board or by a committee to which administration of the Plan, or of part of thereof, is delegated by the Board. The 2013 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards. Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2013 Plan or of any award under the 2013 Plan.

The 2013 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code.

Stock Subject to the 2013 Plan

As of March 29, 2023, there were 2,014,659 shares previously issued or subject to outstanding awards under the 2013 Plan. The plan expired on March 15, 2023 and therefore there are no shares available for future issuance under the 2013 Plan.

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

Expiration Date

Each Option or Stock Appreciation Right must be exercised by a date specified in the award agreement, which may not be more than ten years after the grant date. Except as otherwise provided in the relevant agreement, an Option or Stock Appreciation Right ceases to be exercisable ninety days after the termination of the holder’s service with us.

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

Termination of the Plan

The 2013 Plan terminated automatically on March 15, 2023, which was the tenth anniversary of the date of the 2013 Plan’s adoption by our Board of Directors.

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

Change in Control

Unless otherwise provided in a SAR Agreement, notwithstanding any contrary provision in the Plan, in the event of a Change in Control (as defined in the Plan), all outstanding SARs will become 100% vested and immediately exercisable.

Amendment

The Board at any time, and from time to time, may amend or terminate the Plan. The Committee at any time, and from time to time, may amend the terms of any one or more SAR agreements, except that the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any SAR unless the participant consents in writing.

As of March 29, 2023, there were 991,631 SARs outstanding under the 2020 Plan.

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

Under our director compensation program for 2022, each non-employee director received annual compensation of $30,000, and an option to purchase 14,000 shares of our common stock, which is fully vested. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in 2022 for their services as directors of the Company. The compensation of Mr. Brunsberg, who serves as a director and our President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)	Total ($)
Mark K. Ruport(1)	7,500	1,871	9,371
John Rice (2)	22,500	21,721	44,221
Salvatore Battinelli(3)	30,000	21,721	51,721
Dennis Duitch(4)	30,000	21,721	51,721
Kent Summers(5)	30,000	21,721	51,721

(1)	The fees shown were paid to Mr. Ruport for services as a non-employee director from October 1, 2022 through December 31, 2022. On October 1, 2022, the Company granted Mr. Ruport an option to purchase up to 3,500 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.50 per share, is fully vested, and had a grant date fair value of $1,871. The compensation of Mr. Ruport for the period January 1, 2022 through September 30, 2022, during which time he served as President and Chief Executive Officer from January 1, 2022 through March 31, 2022, in addition to his service as a director, is described in the Summary Compensation Table of Executive Officers

(2)	The fees shown were paid to Mr. Rice for services as a director. On March 31, 2022, the Company granted Mr. Rice an option to purchase up to 14,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.50 per share, is fully vested, and had a grant date fair value of $21,721. Mr. Rice resigned from the Board of Directors on September 16, 2022.
(3)	The fees shown were paid to Mr. Battinelli for services as a director. On March 31, 2022, the Company granted Mr. Battinelli an option to purchase up to 14,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.50 per share, is fully vested, and had a grant date fair value of $21,721.
(4)	The fees shown were paid to Mr. Duitch for services as a director. On March 31, 2022, the Company granted Mr. Duitch an option to purchase up to 14,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.50 per share, is fully vested, and had a grant date fair value of $21,721.
(5)	The fees shown were paid to Mr. Summers for services as a director. On March 31, 2022, the Company granted Mr. Summers an option to purchase up to 14,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $2.50 per share, is fully vested, and had a grant date fair value of $21,721.
(6)	These columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 29, 2023 (a) by each person known by us to own beneficially 5% or more of any class of our common stock, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Percentage ownership is based on 10,772,713 shares of our common stock outstanding on March 29, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of March 29, 2023 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Named Executive Officers and Directors:
Jacob Brunsberg(2)	222,522	2.02%
Frank Orzechowski(3)	144,721	1.33%
Mark Ruport(4)	378,189	3.41%
Salvatore Battinelli(5)	111,106	1.02%
Dennis Duitch(6)	105,523	*
Kent J. Summers(7)	104,774	*
All executive officers and directors as a group (8 persons)(8)	1,189,859	10.03%
5% Beneficial Holders:
AWM Investment Company, Inc.(9)	1,118,194	9.99%

*Less than 1%.

(1)	Based on 10,772,713 shares outstanding at March 29, 2023.
(2)	Includes 220,622 shares issuable upon the exercise of stock options.
(3)	Includes 143,752 shares issuable upon the exercise of stock options.

(4)	Includes (a) 313,899 shares issuable upon the exercise of stock options; (b) 6,166 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock; and (c) 4,855 shares issuable upon exercise of Class A Warrants.
(5)	Includes (a) 92,274 shares issuable upon the exercise of stock options, (b) 3,082 shares issuable upon the conversion of shares of the Company’s Series E Preferred Stock, and (c) 2,428 shares issuable upon exercise of Class A Warrants.
(6)	Includes 92,274 shares issuable upon the exercise of stock options.
(7)	Includes 92,274 shares issuable upon the exercise of stock options.
(8)	Includes (a) 1,076,794 shares issuable upon the exercise of stock options, (b) 9,248 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock, and (c) 7,283 shares issuable upon exercise of Class A Warrants.
(9)	AWM Investment Company, Inc. is the investment advisor to Special Situations Technology Fund. L.P. (“Tech”) and Special Situations Technology Fund II (“Tech II”) and holds sole voting and investment power over 105,089 shares and 90,029 warrants to purchase shares held by Tech, and 592,696 shares and 507,756 warrants to purchase shares held by Tech II. Such warrants may only be exercised to the extent that the total number of shares then beneficially owned does not exceed 9.99% of the outstanding shares. AWM Investment Company, Inc.’s address is c/o Special Situations Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of December 31, 2022.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2013 Equity Incentive Plan(1)	1,749,053	$3.55	436,506
Equity compensation plans not approved by security holders(2)	-	$2.21	-
Chief Executive Officer Inducement Options(3)	50,000	$11.20	-

(1) On March 15, 2013, the Company’s Board of Directors approved the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by our stockholders on October 10, 2013. On August 9, 2022, an amendment to our 2013 Equity Incentive Plan was approved by our stockholders to increase the number of shares of our common stock subject to the 2013 Equity Incentive Plan to 2,265,000. The Plan automatically expired on March 15, 2023, which was the tenth anniversary of the adoption of the Plan by the Company’s Board of Directors.

(2) On June 23, 2020, our Board of Directors adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock are reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. As of December 31, 2022, the Company had awarded 1,157,787 SARs pursuant to the Plan.

(3) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s former President and Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 10,000 shares of our common stock with an exercise price of $11.20, which fully vested and became exercisable on January 3, 2020; and (ii) an option to purchase up to 40,000 shares of our common stock, with an exercise price of $11.20, which fully vested and became exercisable on December 3, 2022. In accordance with Nasdaq Listing Rule 5635(c)(4), such options were granted to Mr. Ruport as an inducement award outside of the 2013 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below in this section, since the beginning of our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation” and “Director Compensation” above:

●	in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and
●	in which any director, executive officer, or other stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Directors and Officers

We have entered into an “at-will” employment agreement, effective as of September 15, 2022, with Stephan Kuehr under which he serves as General Manager of European Operations. Mr. Kuehr is entitled to an annual base salary of €200,000, and an annual incentive bonus of up to €75,000 depending on individual and Company performance against certain specified goals. Pursuant to the employment agreement, Mr. Kuehr was granted an option to purchase up to 50,000 shares of common stock of the Company, with an exercise price of $2.50, and vested as to 25,000 shares on January 1, 2023, and will vest as to 25,000 shares on January 1, 2024, provided that Mr. Kuehr remains an employee of the Company through such vesting date. In addition, in connection with his employment, on January 26, 2023 Mr. Kuehr was granted an option to purchase up to 74.206 shares of common stock of the Company, with an exercise price of $0.58 which vested as to 37,103 shares on January 26, 2023, and will vest as to the remaining 37,103 shares in equal monthly installments beginning February 28, 2023 through December 31, 2024, provided, in each case, that Mr. Kuehr remains an employee of the Company through such vesting dates.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by Haynie & Company for professional services rendered with respect to the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$89,000	$76,500
Audit Related Fees	5,000	14,800
Tax Fees	2,200	4,000
	$96,200	$95,300

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that we paid for professional services for the audit of our financial statements included in our Form 10-K and review of the interim financial statements included in quarterly reports, and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

The Audit Committee’s pre-approval policies and procedures and other protocols are discussed in its written charter which can be found at www.sigmaadditive.com under the tab “Investors.” Before our independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the Audit Committee must pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services are not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered public accounting firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the independent registered public accounting firm. Audit Committee pre-approval of non-audit services (other than review and attestation services) also will not be required if such services fall within available exceptions established by the SEC. The Audit Committee may not engage the independent registered public accounting firm to perform non-audit services prohibited by law or regulation. On an annual basis, our management reports to the Audit Committee all audit services performed during the previous 12 months and all fees billed by our independent registered public accounting firm for such services.

Auditor Independence

In our fiscal year ended December 31, 2022, Haynie & Company provided no professional services other than those described above that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K.

Exhibit Number	Description
3.1

Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated By-Laws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.14	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock issued January 26, 2023.**
4.16

Description of Common Stock (set forth under the heading “Description of Our Securities” in the prospectus contained in the Company’s Registration Statement on Form S-1 (Registration No. 333-212735) filed on July 28, 2016, as amended, and incorporated by reference).

10.1	Form of Nonqualified Stock Option Agreement (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference)*
10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.3	Form of Restricted Stock Agreement (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.4	Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.12 to the Company’s Form 10-K, filed on March 16, 2016, for the fiscal year ended December 31, 2015, and incorporated herein by reference).*
10.5	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.6	Amendment No. 1, dated September 18, 2017, to Employment Offer Letter Agreement, effective August 10, 2015, between Sigma Labs, Inc. and Ronald Fisher (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017 and incorporated herein by reference).*
10.7	Amendment No. 2, dated February 21, 2018, to Employment Offer Letter Agreement between the Company and Ronald Fisher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018 and incorporated herein by reference).*
10.8	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.9	Employment Agreement, effective as of September 25, 2017, between Darren Beckett and Sigma Labs, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q, filed on November 14, 2018, for the period ended September 30, 2018, and incorporated herein by reference).*
10.10	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
10.11	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *
10.12	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.13	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.14	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.15	Private Placement Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.16	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
10.17	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.18	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*

10.19	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.20	Form of Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
10.21	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
10.22

2021 and 2022 Corporate Goals – Cash and Equity Incentive Plan, dated June 10, 2021 (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2021, and incorporated herein by reference).*

10.23	2022 Corporate Goals – Cash and Equity Incentive Plan, dated July 1, 2023 (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2022, and incorporated herein by reference).*
10.24

Sigma Additive Solutions, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement, filed on October 19, 2022 and incorporated herein by reference).*

10.25	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*
10.26

Employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed October 21, 2021, and incorporated herein by reference).*

10.27

Amendment, dated February 16, 2022, to employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg (filed by the Company as Exhibit 10.28 to the Company’s Form 10-K, filed on March 24, 2022 and incorporated herein by reference).*

10.28	Amendment, dated February 16, 2022, to Amended and Restated Employment Agreement, dated June 10, 2021, between Sigma Labs, Inc. and Mark K. Ruport (filed by the Company as Exhibit 10.29 to the Company’s Form 10-K, filed on March 24, 2022, and incorporated herein by reference).*
10.29	Amendment, effective as of April 1, 2022, to employment letter agreement, effective as of September 20, 2021, between Sigma Labs, Inc. and Jacob Brunsberg (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2022, and incorporated herein by reference).*
10.30	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Jacob Brunsberg.* **
10.31	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Frank Orzechowski.* **
23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGMA ADDITIVE SOLUTIONS, INC.

March 30, 2023	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer (Principal Executive Officer)

March 30, 2023	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jacob Brunsberg	President and Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2023
Jacob Brunsberg

/s/ Frank Orzechowski	Chief Financial Officer	March 30, 2023
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ Mark K. Ruport	Chairman, Director	March 30, 2023
Mark K. Ruport

/s/ Salvatore Battinelli	Director	March 30, 2023
Salvatore Battinelli

/s/ Dennis Duitch	Director	March 30, 2023
Dennis Duitch

/s/ Kent Summers	Director	March 30, 2023
Kent Summers

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sigma Additive Solutions, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has sustained recurring losses and negative cash flows from operations since inception. The Company will require additional funding in the public or private markets to continue operations for the next year. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Multiple Deliverables in Revenue Contracts

Description of the Matter:

As discussed in Note 1 to the financial statements, Sigma Additive Solutions, Inc.’s revenue is derived primarily from the sale of software, the related hardware suite, and engineering services. The Company’s contracts with customers typically include the promise to transfer multiple goods and/or services to the customer. Management must assess whether each promised good or service is distinct for the purpose of identifying the performance obligations within the contract and must then determine and allocate the transaction price to the performance obligations. This assessment can be subjective and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable and distinct from the other aspects of the contractual relationship.

Auditing management’s assessment and recognition of revenue can be complex, involves judgment, and is based on a thorough understanding of the Company’s offerings.

How we Addressed the Matter in Our Audit:

We obtained a thorough understanding of the controls the Company has in place to perform this assessment including walk-throughs of the key controls and analysis of the design and operating effectiveness of these controls. To evaluate Sigma Additive Solutions, Inc.’s assessment of performance obligations and allocation of price, our audit procedures included, among others, reading and evaluating management’s assumptions used to determine the distinct performance obligations and price allocations. We compared the stand-alone price for each performance obligation to the allocated prices to ensure the allocation was reasonable. We also obtained confirmations from customers verifying the terms of the contracts.

/s/ Haynie & Company
Salt Lake City, Utah
March 30, 2023

We have served as the Company’s auditor since 2018.

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$2,845,931	$11,447,047
Accounts Receivable, net	371,620	412,192
Inventory	950,943	710,080
Prepaid Assets	105,226	114,278
Total Current Assets	4,273,720	12,683,597

Other Assets:
Property and Equipment, net	304,903	232,282
Intangible Assets, net	1,125,285	925,111
Total Other Assets	1,430,188	1,157,393

TOTAL ASSETS	$5,703,908	$13,840,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$277,492	$206,442
Deferred Revenue	120,073	148,855
Accrued Expenses	231,633	625,942
Total Current Liabilities	629,198	981,239

TOTAL LIABILITIES	629,198	981,239

Commitments & Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 465 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 24,000,000 shares authorized; 10,498,802 shares issued and outstanding	10,499	10,499
Additional Paid-In Capital	54,406,694	53,442,431
Accumulated Deficit	(49,342,484)	(40,593,180)
Total Stockholders’ Equity	5,074,710	12,859,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,703,908	$13,840,990

See accompanying notes to financial statements

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Statements of Operations

	Year Ended
	December 31, 2022	December 31, 2021
REVENUES	$630,428	$1,651,765

COST OF REVENUE	349,930	559,965

GROSS PROFIT	280,498	1,091,800

EXPENSES:
Salaries & Benefits	4,740,437	4,286,368
Stock-Based Compensation	793,251	1,066,455
Operations and R&D Costs	653,194	890,553
Investor, Public Relations and Marketing	422,645	503,823
Organizational Costs	311,606	726,147
Legal & Professional Service Fees	725,285	915,530
Office Expenses	914,802	734,386
Depreciation & Amortization	116,167	94,105
Other Operating Expenses	352,115	353,818
Total Operating Expenses	9,029,502	9,571,185

LOSS FROM OPERATIONS	(8,749,004)	(8,479,385)

OTHER INCOME (EXPENSE)
Interest Income	3,487	13,866
State Incentives	76,628	-
Exchange Rate Loss	(16,190)	(263)
Other Income	-	1,092,441
Interest Expense	(7,345)	(11,264)
Total Other Income (Expense)	56,580	1,094,780

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,692,424)	(7,384,605)

Provision for Income Taxes	-	-

Net Loss	$(8,692,424)	$(7,384,605)

Preferred Dividends	56,880	103,567

Net Loss applicable to Common Stockholders	$(8,749,304)	$(7,488,172)

Net Loss per Common Share - Basic and Diluted	$(0.83)	$(0.76)

Weighted Average Number of Shares Outstanding - Basic and Diluted	10,498,802	9,828,541

See accompanying notes to financial statements

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Statement of Stockholders’ Equity

For The Years Ended December 31, 2022 and 2021

	Preferred Shares Outstanding	Preferred Stock	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2020	715	$1	5,995,320	$5,995	$38,262,744	$(33,105,008)	$5,163,732

Common Shares Sold in Public Offerings	-	-	3,901,783	3,902	14,865,997	-	14,869,899
Gain on Derivative Liability	-	-	-	-	(1,092,441)	-	(1,092,441)
Preferred Stock Dividends	-	-	19,000	19	103,548	(103,567)	-
Common Shares Issued for Conversion of Preferred Shares	(250)	-	100,000	100	(100)	-	-
Common Shares Issued for Exercise of Common Warrants	-	-	475,995	476	1,135,534	-	1,136,010
Securities Issued to Directors for Services	-	-	-	-	538,585	-	538,585
Securities Issued for Third Party Services	-	-	1,500	2	163,081	-	163,083
Securities Awarded to Employees	-	-	5,204	5	1,066,450	-	1,066,455
Offering Costs	-	-	-	-	(1,600,967)	-	(1,600,967)
Net Loss	-	-	-	-	-	(7,384,605)	(7,384,605)

Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751

Preferred Stock Dividends	-	-	-	-	56,880	(56,880)	-
Securities Issued to Directors for Services	-	-	-	-	88,756	-	88,756
Securities Issued for Third Party Services	-	-	-	-	25,376	-	25,376
Securities Awarded to Employees	-	-	-	-	793,251	-	793,251
Net Loss	-	-	-	-	-	(8,692,424)	(8,692,424)

Balances, December 31, 2022	465	$1	10,498,802	$10,499	$54,406,694	$(49,342,484)	$5,074,710

See accompanying notes to financial statements

Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.)

Statements of Cash Flows

	Year Ended
	December 31, 2022	December 31, 2021
OPERATING ACTIVITIES
Net Loss	$(8,692,424)	$(7,384,605)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	116,167	94,105
Gain on Derivative Liability	-	(1,092,441)
Stock Based Compensation - Employees	793,251	1,066,455
Stock Based Compensation - Third Party Services	25,376	163,083
Stock Based Compensation - Directors	88,756	538,585
Change in assets and liabilities:
Accounts Receivable	40,572	(80,630)
Inventory	(240,863)	(50,429)
Prepaid Assets	9,052	2,457
Accounts Payable	71,050	77,505
Deferred Revenue	(28,782)	70,898
Accrued Expenses	(394,309)	382,127
Long-Term portion of Stock Appreciation Rights	-	(48,341)
Long-Term portion of Deferred Payroll Taxes under the CARES Act	-	(37,728)
NET CASH USED IN OPERATING ACTIVITIES	(8,212,154)	(6,298,959)

INVESTING ACTIVITIES
Purchase of Property and Equipment	(164,622)	(182,522)
Purchase of Intangible Assets	(224,340)	(177,228)
NET CASH USED IN INVESTING ACTIVITIES	(388,962)	(359,750)

FINANCING ACTIVITIES
Gross Proceeds from Public and Private Issuances of Securities	-	14,869,899
Less Offering Costs	-	(1,600,967)
Proceeds from Exercise of Warrants	-	1,136,010
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	14,404,942

NET CHANGE IN CASH FOR PERIOD	(8,601,116)	7,746,233

CASH AT BEGINNING OF PERIOD	11,447,047	3,700,814

CASH AT END OF PERIOD	$2,845,931	$11,447,047

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Issuance of Common Shares for Preferred Dividends	$-	$103,567
Other noncash operating activities disclosure:
Issuance of Securities for Services	$114,132	$701,668
Disclosure of cash paid for:
Interest	$7,345	$11,264
Income Taxes	$-	$-

See accompanying notes to financial statements

SIGMA ADDITIVE SOLUTIONS, INC. (FORMERLY SIGMA LABS, INC.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1 – Summary of Significant Accounting Policies

Nature of Business – Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.), a Nevada corporation, (“Company,” “Sigma,” “we,” “us” and “our”), was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its clientele to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries including aerospace, defense, oil and gas, bio-medical, and power generation.

Basis of Presentation – The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2022 and 2021 and for the periods then ended have been made.

Going Concern – The Company has sustained losses and had negative cash flows from operating activities since its inception. Commencing in 2017, the company committed itself to a focused initiative to transition its product and culture from research and development into an enterprise with a commercial industrial product and a business-oriented operation culture.

The Company did not raise any capital in 2022. In 2021, the Company relied on both public and private offerings to finance its operations. In January 2021, the Company closed a public offering of our common stock in which it issued 1,711,783 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $4,532,444 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. During the first quarter of 2021, the Company issued 454,404 shares of common stock pursuant to the exercise of warrants, resulting in net proceeds to the Company of $1,136,010.

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

The Company currently has sufficient cash and working capital to fund operations through May 2023 and will require additional funding in the public or private markets in the near-term to be able to continue operations. The Company currently has no understanding or agreement to obtain such funding, and there is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we will be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations. As a result, there is substantial doubt about our ability to continue as a going concern.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At December 31, 2022 and 2021, the Company had the following common shares underlying these instruments:

	Year Ended December 31,
	2022	2021
Warrants	3,823,279	3,987,931
Stock Options	1,799,053	1,395,882
Preferred Stock	148,918	148,918
Total Underlying Common Shares	5,771,250	5,532,731

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

Income Taxes – The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

The Company has no tax positions at December 31, 2022 and 2021 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2022 and 2021, the Company recognized no interest and penalties. All tax years starting with 2018 are open for examination.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. There was no allowance for doubtful accounts at December 31, 2022 or 2021.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No patents were written off in 2022, and three patents totaling $10,510 were written off in 2021. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, accounts payable, and accrued liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

For the twelve months ended December 31, 2021, the Company recorded a gain of $1,092,441 due to the change in the fair value of the derivative liability as measured on a recurring basis.

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

Equity instruments issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC Topic No. 718. In general, the measurement date is either (a) when a performance commitment, as defined, is reached or (b) the earlier of the date that (i) the non-employee performance requirement is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

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

Leases - The Company leases office space from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include an option to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. The Company only has short-term leases, cancelable upon 45 days’ notice, and with remaining lease terms of less than one year. Therefore, the Company has elected the short-term lease recognition exemption for all leases, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term.

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

Revenue from these operating leases for the twelve months ended December 31, 2022 was $31,177.

Minimum Lease Payments Receivable

Minimum lease payments receivable for each of the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2023	$45,348
2024	$8,503
2025	-
2026 and thereafter	-
Total	$53,851

Equipment Underlying Operating Leases:

Equipment under operating leases as of December 31, 2022 was comprised of the following:

December 31, 2022
PrintRite 3D Hardware	$77,208
Accumulated Depreciation	(6,931)
Net Book Value	$70,277

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

Research and Development – Research and development costs are expensed as they are incurred. Research and development costs for the years ended December 31, 2022 and 2021 were $404,720 and $417,744, respectively.

NOTE 2 - Inventory

At December 31, 2022 and December 31, 2021, the Company’s inventory was comprised of:

	December 31 2022	December 31, 2021
Raw Materials	$294,194	$202,015
Work in Process	140,723	224,079
Finished Goods	516,026	283,986
Total Inventory	$950,943	$710,080

NOTE 3 – Property and Equipment

The following is a summary of property and equipment, less accumulated depreciation, as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Property and Equipment	$1,543,594	$1,378,972
Less: Accumulated Depreciation	(1,238,691)	(1,146,690)
Net Property and Equipment	$304,903	$232,282

Depreciation expense on property and equipment was $92,001 and $88,866 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – Intangible Assets

The Company’s intangible assets consist of patents and patent pending applications.

The Company capitalizes costs incurred in connection with acquiring its patents. These costs include registration, documentation, and legal fees associated with the application. Costs incurred with patents that have been granted are expensed as incurred.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During 2022, $206,110 of costs related to patents issued during 2022 were reclassified from provisional patent application to patent status and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of December 31, 2022 and 2021, respectively:

	Year Ended December 31,
	2022	2021
Provisional Patent Applications	$675,251	$675,291
Patents	524,750	300,370
Less: Accumulated Amortization	(74,716)	(50,550)

Net Intangible Assets	$1,125,285	$925,111

Amortization expense on intangible assets was $24,166 and $5,239 for the years ended December 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense for each of the succeeding years ending December 31 is as follows:

2023	$29,570
2024	29,570
2025	29,570
2026	29,570
Thereafter	331,752

$450,032

NOTE 5 – Deferral of Social Security Tax Payments

Pursuant to sections 2302(a)(1) and (a)(2) of the CARES Act, the Company elected to defer payments of its share of Social Security tax due during the “payroll tax deferral period”. The payroll tax deferral period began on March 27, 2020 and ended on December 31, 2020. At December 31, 2022 the total remaining amount of the deferral of $37,728 was repaid.

NOTE 6 – Stockholders’ Equity

Common Stock

During 2022, the Company did not issue any common stock.

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

In March 2021, the Company closed a public offering of its securities in which it issued 2,190,000 shares of common stock at $4.445 per share, resulting in net proceeds to the Company of approximately $8,736,488 after deducting placement agent commissions and other offering costs payable by the Company. In a concurrent private placement under the Purchase Agreement, the Company issued to the purchasers warrants to purchase an aggregate of 2,190,000 shares of Common Stock at an exercise price of $4.32 per share. Each Warrant became exercisable on May 24, 2021, the date the Company obtained stockholder approval of an increase in the authorized shares of the Company’s Common Stock and will expire two years from such date. The Company also issued to designees of the Placement Agent warrants to purchase up to 175,200 shares of Common Stock (the “Placement Agent Warrants”) constituting 8% of the aggregate number of shares of Common Stock sold in the Registered Offering. The Placement Agent Warrants have substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the offering price per share (or $5.55625 per share). Upon any exercise of the Warrants for cash, we have also agreed to pay the Placement Agent warrants to purchase 8.0% of the number of shares of our Common Stock issued upon the cash exercise of the Warrants.

In March 2021, Company issued 1,500 shares of common stock valued at $4.99 per share to an investor relations firm as partial compensation for services previously rendered.

In September 2021, the Company granted 5,204 shares of common stock to non-executive employees pursuant to the 2013 Equity Incentive Plan.

Deferred Compensation

During 2022, the Company did not issue any shares of common stock to employees.

In 2021, the Company issued to various employees shares of the Company’s common stock, subject to restrictions, pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”). Such shares were valued at the fair value at the date of issue. The fair value was expensed as compensation over the vesting period and recorded as a reduction of stockholders’ equity. The shares were fully vested as of December 31, 2021, and $19,255 of compensation cost related to these issues was recognized.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 465 shares of preferred stock were issued and outstanding at December 31, 2022 and 2021, respectively.

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

At December 31, 2022, there were 132 shares of Series D Convertible Preferred stock outstanding, which if converted as of December 31, 2022, including the make-whole dividends, would have resulted in the issuance of 87,267 shares of common stock.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain of its directors and the Company’s formerly largest shareholder (the “Other Private Placement”). Pursuant to the SPA, the Company issued and sold 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”). Dividends accrue at a dividend rate of 9% per annum and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Shares by said amount. The Series E Preferred Stock is initially convertible into 48,544 shares of Common Stock.

At December 31, 2022, all of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of December 31, 2022, including the make-whole dividends, would have resulted in the issuance of 61,651 shares of common stock.

Stock Options

On August 9, 2022, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock reserved for issuance under the 2013 Plan by 500,000 shares of our common stock to a total of 2,265,000 shares. As of December 31, 2022, there were 436,506 shares available for issuance under the 2013 Plan.

During 2022, the Company granted a total of 487,473 options to 14 employees, 5 directors, and 2 consultants with vesting periods ranging from immediately upon issue to three years beginning March 16, 2022. In 2022, 406,879 options vested and $907,373 of compensation cost was recognized during the year. As of December 31, 2022, there were options to purchase 1,799,053, shares issued and outstanding, 1,749,053 of which have been issued under the 2013 Plan. At December 31, 2022, there are vested options exercisable for 1,294,021 shares of common stock. No options to purchase shares of common stock were exercised during the year ended December 31, 2022.

During 2021, the Company granted a total of 698,831 options to 35 employees, 4 directors, and 4 consultants with vesting periods ranging from immediately upon issue to three years beginning January 4, 2021. In 2021, 598,789 options vested and $1,741,366 of compensation cost was recognized during the year. As of December 31, 2021, there were options to purchase 1,395,882, shares issued and outstanding, 1,345,882 of which have been issued under the 2013 Plan. At December 31, 2021, there are vested options exercisable for 941,934 shares of common stock. Options to purchase 5,204 shares of common stock were exercised during the year ended December 31, 2021.

The Company generally grants stock options to employees, consultants and directors at exercise prices equal to the fair market value of the Company’s stock on the dates of grant. Stock options are typically granted throughout the year and generally vest over three years of service and expire five years from the date of the award, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the requisite service period for each stock option award.

Total employee share-based compensation expense for the year ended December 31, 2022, was $793,251 all of which is related to stock options. Total employee share-based compensation for 2021 totaled $1,066,455, of which $1,047,200 is related to stock options. There was no capitalized share-based compensation cost as of December 31, 2022 or 2021, and there were no recognized tax benefits during the years ended December 31, 2022 and 2021.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2022 and 2021:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.95-3.88%	0.19-0.67%
Expected volatility	106.0 – 110.0%	117.0 – 124.0%
Expected life (in years)	5	5

Option activity for the year ended December 31, 2022 and 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at December 31, 2020	713,010	5.15	4.40	477,802
Granted	698,831	3.29	4.39	46,800
Exercised	(5,204)	2.50	-	-
Forfeited or cancelled	(10,755)	3.49	-	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Options expected to vest in the future as of December 31, 2021	453,948	3.64	4.07	-
Options exercisable at December 31, 2021	941,934	4.53	3.81	-
Options vested, exercisable, and options expected to vest at December 31, 2021	1,395,882	4.24	3.89	-
Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	487,473	2.50	4.43	-
Exercised	-	-	-	-
Forfeited or cancelled	(84,302)	4.39	-	-
Options outstanding at December 31, 2022	1,799,053	3.76	3.30	-
Options expected to vest in the future as of December 31, 2022	505,032	2.83	3.98	-
Options exercisable at December 31, 2022	1,294,021	4.13	3.03	-
Options vested, exercisable, and options expected to vest at December 31, 2022	1,799,053	3.76	3.30	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $0.40 closing price of our Common Stock on December 31, 2022. All of the 2022 option grants have an exercise price above $0.40.

At December 31, 2022, there was $741,728 of unrecognized share-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.81 years.

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

On January 3, 2022, the Company granted, pursuant to the Plan, 12,033 SARs to 11 employees. The exercise price of each SAR is $1.87, which was the closing price of the Company’s common stock on the date of grant. Such SARs were fully vested and exercisable on the date of the grant, expire on the fifth anniversary of the grant date and may be settled only in cash.

On February 16, 2022, the company issued, pursuant to the Plan, 30,000 SARs to its Chief Executive Officer. The exercise price of each SAR is $2.50, expire on the fifth anniversary of the grant date and may be settled only in cash. The SARs will vest and become exercisable in equal monthly installments over three years, subject to the Chief Executive Officer being in the continuous employ of the Company on the applicable vesting date, and may be settled only in cash.

On July 1, 2022, the Company granted, pursuant to the Plan, (i) 194,940 SARs to its Chief Executive Officer, (ii) 25,117 SARs to its former Chief Executive Officer, (iii) 16,944 SARs to its Chief Technology Officer, and (iv) 69,470 SARs to its Chief Financial Officer. The exercise price of each such SAR is $2.50, expire on the fifth anniversary of the grant date and may be settled only in cash. The SARs will vest and become exercisable in equal monthly installments over three years, subject, in each case, to the applicable SAR holder being in the continuous employ of the Company on the applicable vesting date, and may be only settled in cash.

Also on July 1, 2022, the Company granted, pursuant to the Plan, and employee retention agreements (i) 181,947 SARs to its President and Chief Executive Officer, (ii) 87,335 SARs to its Vice President of Business Development, (iii) 97,038 SARs to its Chief Technology Officer, and (iv) 97,038 SARs to its Chief Financial Officer. The exercise price of each such SAR is $1.30, which was the closing price of the Company’s common stock on the date of grant. The SARs expire on the fifth anniversary of the grant date and may be settled only in cash. The SARs will vest and become exercisable on March 15, 2025, subject, in each case, to the applicable SAR holder being in the continuous employ of the Company on the vesting date.

On March 31, 2022, we granted 3,000 SARs to a consultant as partial compensation for services pursuant to his consulting agreement. As of December 31, 2022, all such SARs had expired.

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

In the event of a Change in Control (as defined in the Plan), all SARs will become immediately vested and exercisable as long as the holder is in the Company’s employ immediately prior to the Change in Control, and will otherwise be on such terms set forth in our standard form Stock Appreciation Rights Agreement.

On July 29, 2021, we granted 10,000 SARs to a consultant as partial compensation for services pursuant to his consulting agreement, and on November 19, 2020, we granted 13,500 SARs to such consultant as partial compensation for services pursuant to his consulting agreement. As of December 31, 2022, all such SARs had expired.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the twelve months ended December 31, 2022:

Assumptions:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.82-2.79%	0.39-0.40%
Expected volatility	108.0-119.0%	123.0%
Expected life (in years)	5	5

SARs activity for the years ended December 31, 2022 and 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)
SARs outstanding at December 31, 2020	127,679	2.61	4.52	97,919
Granted	242,945	3.43	4.61	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding December 31, 2021	370,624	3.15	4.24	-
SARs expected to vest in the future as of December 31, 2021	309,065	3.23	4.33	-
SARs exercisable at December 31, 2021	61,559	2.78	3.75	-
SARs vested, exercisable, and options expected to vest at December 31, 2021	370,624	3.15	4.24	-
SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	814,862	1.81	4.48	-
Exercised	-	-	-	-
Forfeited or cancelled	(27,699)	2.91	-	-
SARs outstanding December 31, 2022	1,157,787	2.21	4.11	-
SARs expected to vest in the future as of December 31, 2022	876,319	2.03	4.25	-
SARs exercisable at December 31, 2022	281,468	2.76	3.68	-
SARs vested, exercisable, and options expected to vest at December 31, 2022	1,157,787	2.21	4.11	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $0.40 closing price of our common stock on December 31, 2022. All the SARs have an exercise price above $0.40.

At December 31, 2022, there was $982,519 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 2.14 years.

Warrants

At December 31, 2022, the Company had outstanding warrants to purchase a total of 3,823,279 shares of common stock. The warrants have exercise prices that range from $2.50 to $17.50, which if not exercised, will expire between May 24, 2023 and January 8, 2026.

Warrant activity for the years ended December 31, 2022 and 2021 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at December 31, 2020	1,881,429	7.57	4.16
Granted	2,602,143	4.36	1.63
Exercised	(495,641)	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(164,652)	-	-
Warrants outstanding at December 31, 2022	3,823,279	4.66	1.19

NOTE 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2019 through 2021.

The Company had available at December 31, 2022 unused operating loss carryforwards of approximately $41,128,000 which may be applied against future taxable income. Losses incurred between 2010 and 2017, which total $9,820,000 expire in various years through 2038, and the remainder of the losses, which total $31,308,000 can be carried forward indefinitely. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $8,575,900 and $6,771,000 at December 31, 2022 and 2021, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2022	2021
Deferred tax assets:
NOL carryover	$8,636,900	$6,729,300
Depreciation	(61,000)	41,700
Valuation allowance	(8,575,900)	(6,771,000)
Net deferred tax asset	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Book Loss	$(1,837,400)	$(1,572,500)
Depreciation	(20,700)	(25,700)
Meals & Entertainment	-	500
Stock Compensation	(48,548)	340,521
Change in valuation allowance	1,906,648	1,257,179
Provision for Income Taxes	$-	$-

NOTE 8 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended December 31, 2022 and 2021:

	Year Ended December 31
	2022	2021
Loss from continuing Operations available to common stockholders (numerator)	$(8,749,304)	$(7,488,172)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	10,498,802	9,828,541

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At December 31, 2022, the Company had outstanding warrants to purchase 3,823,279 shares of common stock, and stock options exercisable for 1,799,053 shares of common stock, 132 shares of Series D Preferred Stock, convertible into 87,267 shares of common stock, and 333 shares of Series E Preferred Stock, which could be converted into 61,651 shares of common stock, resulting in a potential total additional 5,771,250 shares of common stock outstanding in the future. At December 31, 2021, the Company had outstanding common warrants which could be converted to 3,987,931 shares of common stock, and stock options exercisable for 1,395,882 shares of common stock, 132 shares of Series D Preferred Stock, convertible into 87,267 shares of common stock, and 333 shares of Series E Preferred Stock, convertible into 61,651 shares of common stock, resulting in a potential total additional 5,532,731 shares of common stock outstanding in the future.

NOTE 9 – Commitments and Contingencies

Operating Leases – The Company leases office and laboratory space under short term, cancelable operating leases. Expense relating to these operating leases was $108,099 and $101,004 for the years ended December 31, 2022 and 2021, respectively. The future minimum lease payments required under operating leases at December 31, 2022 were $7,233.

NOTE 10 – Concentrations

Revenues – During the years ended December 31, 2022 and 2021, the Company had the following significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented. The change in the composition of customers between the two years resulted primarily from the change of focus from sales to R&D customers to customers preparing to initiate commercial production.

Customer	2022	2021
A	12.85%	-
B	12.2%	-
C	-	27.81%
D	-	17.23%

Accounts Receivable – The Company had the following significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at December 31, 2022 and 2021, respectively.

Customer	2022	2021
A	31.11%	51.25%
B	24.49%
C	22.58%	-
D	-	46.34%

NOTE 11 - Defined Contribution Plan

The Company has adopted a qualified 401(K) plan (“the Plan”), in which all employees over the age of 21 may participate. The Company makes a Safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed. The matching contributions were $99,341 in 2022 and $86,554 in 2021.

NOTE 12 – Related Party Transactions

As of December 31, 2022, there are no related party transactions.

NOTE 13 – Subsequent Events

On January 26, 2023, the Company agreed to issue to a holder of 132 shares of the Company’s outstanding Series D Preferred Stock (the “Preferred Shares”) a five-year warrant to purchase up to 225,000 shares of common stock of the Company at an initial exercise price of $0.58 per share, the closing price of the common stock as reported on the Nasdaq Capital Market on such date, which exercise price is subject to adjustment in the event of a stock split, reverse stock split and similar events. The warrant was issued in consideration of the holder’s agreement to convert, in full, the Series D Shares in accordance with their terms into 270,828 shares of common stock, which equates to a conversion price of $0.58 per share. In addition, the Company’s outstanding January 2020 warrants to purchase up to 516,400 shares of common stock and April 2020 warrants to purchase up to 383,306 shares of common stock, respectively, at an exercise price of $2.50 per share contain full-ratchet anti-dilution provisions that are triggered by the sale or issuance of common stock or common stock derivatives at an effective price per share below the exercise price of the warrants. As a result, the exercise price of each of the warrants was reduced to $0.58 per share and the number of shares purchasable upon exercise of the April 2020 warrants was increased to 1,648,302.

On January 18, 2023, pursuant to a conversion notice, we issued 3,083 shares of common stock to a holder of 16.67 shares of our Series E Preferred Stock, which includes the make-whole dividend and equates to a conversion price of $10.30 per share.

