Form 10-Q
period 2023-03-31
SIGMA ADDITIVE SOLUTIONS, INC.
filed 2023-05-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2023, the issuer had 10,772,713 shares of common stock outstanding.

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Additive Solutions, Inc.

Condensed Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$1,488,704	$2,845,931
Accounts Receivable, net	210,449	371,620
Inventory	944,402	950,943
Prepaid Assets	235,003	105,226
Total Current Assets	2,878,558	4,273,720

Other Assets:
Property and Equipment, net	284,193	304,903
Intangible Assets, net	1,165,558	1,125,285
Total Other Assets	1,449,751	1,430,188

TOTAL ASSETS	$4,328,309	$5,703,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$400,640	$277,492
Deferred Revenue	153,443	120,073
Accrued Expenses	219,126	231,633
Total Current Liabilities	773,209	629,198

TOTAL LIABILITIES	773,209	629,198

Commitments & Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 316 and 465 shares issued and outstanding, respectively	1	1
Common Stock, $0.001 par value; 24,000,000 shares authorized; 10,772,713 and 10,498,802 shares issued and outstanding, respectively	10,773	10,499
Additional Paid-In Capital	54,749,821	54,406,694
Accumulated Deficit	(51,205,495)	(49,342,484)
Total Stockholders’ Equity	3,555,100	5,074,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,328,309	$5,703,908

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022

REVENUES	$130,159	$51,844

COST OF REVENUE	63,664	40,091

GROSS PROFIT	66,495	11,753

OPERATING EXPENSES:
Salaries & Benefits	931,583	1,292,010
Stock-Based Compensation	224,850	170,976
Operations and R&D Costs	126,712	143,418
Investor, Public Relations and Marketing	54,944	94,326
Organization Costs	51,198	58,749
Legal & Professional Service Fees	184,251	211,416
Office Expenses	154,499	205,432
Depreciation & Amortization	28,127	31,584
Other Operating Expenses	91,980	87,787
Total Operating Expenses	1,848,144	2,295,698

LOSS FROM OPERATIONS	(1,781,649)	(2,283,945)

OTHER INCOME (EXPENSE)
Interest Income	8	1,571
State Incentives	-	76,628
Exchange Rate Loss	(2,503)	(330)
Interest Expense	(3,235)	(1,319)
Other Income	35,680	-
Total Other Income	29,950	76,550

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,751,699)	(2,207,395)

Provision for income Taxes	-	-

Net Loss	$(1,751,699)	$(2,207,395)

Preferred Dividends	(11,748)	(14,220)

Net Loss Applicable to Common Stockholders	$(1,763,447)	$(2,221,615)

Net Loss per Common Share – Basic and Diluted	$(0.17)	$(0.21)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,690,677	10,498,802

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Statement of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2023, and March 31, 2022

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2022	465	$1	10,498,802	$10,499	$54,406,694	$(49,342,484)	$5,074,710
Net Loss	-	-	-	-	-	(1,751,699)	(1,751,699)
Preferred Stock Dividends	-	-	43,896	44	11,704	(11,748)	-
Common Shares Issued for Conversion of Preferred Stock	(149)	-	230,015	230	(230)	-	-
Common Warrant Issued for Conversion of Preferred Stock	-	-	-	-	99,564	(99,564)
Stock Options Issued to Directors for Services	-	-	-	-	7,728	-	7,728
Stock Options Issued for Third Party Services	-	-	-	-	(489)	-	(489)
Stock Options Issued to Employees	-	-	-	-	224,850	-	224,850

Balances, March 31, 2023	316	1	10,772,713	10,773	54,749,821	(51,205,495)	3,555,100

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(2,207,395)	(2,207,395)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Stock Options Issued to Directors for Services	-	-	-	-	21,721	-	21,721
Stock Options Issued for Third Party Services	-	-	-	-	11,713	-	11,713
Stock Options Issued to Employees	-	-	-	-	170,976	-	170,976

Balances, March 31, 2022	465	1	10,498,802	10,499	53,661,061	(42,814,795)	10,856,766

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net Loss	$(1,751,699)	$(2,207,395)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and Amortization	28,127	31,584
Stock-Based Compensation - Employees	224,850	170,976
Stock-Based Compensation - Third Party Services	(489)	11,713
Stock-Based Compensation - Directors	7,728	21,721
Change in Assets and Liabilities:
Accounts Receivable	161,171	151,170
Inventory	6,541	(72,019)
Prepaid Assets	(129,777)	(50,996)
Accounts Payable	123,148	114,105
Deferred Revenue	33,370	11,421
Accrued Expenses	(12,507)	(209,299)
NET CASH USED IN OPERATING ACTIVITIES	(1,309,537)	(2,027,019)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(83,248)
Purchase of Intangible Assets	(47,690)	(58,851)
NET CASH USED IN INVESTING ACTIVITIES	(47,690)	(142,099)

FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH FOR PERIOD	(1,357,227)	(2,169,118)

CASH AT BEGINNING OF PERIOD	2,845,931	11,447,047

CASH AT END OF PERIOD	$1,488,704	$9,277,929

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Preferred Stock Dividends	$11,748	$14,220
Conversion of Preferred Shares to Common Shares	188,830	-
Other Noncash Operating Activities Disclosure:
Issuance of Securities for services	$7,239	$33,434
Disclosure of Cash Paid for:
Interest	$3,235	$1,319
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA ADDITIVE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business - Sigma Additive Solutions, Inc., a Nevada corporation (“Company,” “Sigma,” “we,” “us” and “our”), was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. Sigma believes that some of these technologies will fundamentally redefine conventional quality assurance and process control practices by embedding them into the manufacturing processes in real time, enabling process intervention and ultimately leading to closed loop process control. The Company anticipates that its core technologies will allow its customers to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries, including aerospace, defense, oil and gas, bio-medical, and power generation.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2023 and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2022 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

Going Concern – The Company has sustained losses and had negative cash flows from operating activities since its inception. Commencing in 2017, the company committed itself to a focused initiative to transition its product and culture from research and development into an enterprise with a commercial industrial product and a business-oriented operation culture.

The Company currently has sufficient cash and working capital to fund operations through June 2023 and will require additional funding in the public or private markets in the near-term to be able to continue operations. The Company currently has no understanding or agreement to obtain such funding, and there is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we will be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations. As a result, there is substantial doubt about our ability to continue as a going concern.

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

The Company does not use derivative instruments for hedging market risk or for trading or speculative purposes.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At March 31, 2023 and 2022, the Company had the following common shares underlying these instruments:

	March 31,
	2023	2022
Warrants	5,314,175	3,825,781
Stock Options	2,062,659	1,547,797
Preferred Stock	58,568	148,918
Total Underlying Common Shares	7,435,402	5,522,496

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022

Net Loss per Common Share - Basic and Diluted	$(0.17)	$(0.21)
Loss Applicable to Common Stockholders (numerator)	$(1,763,447)	$(2,221,615)

Weighted Average Number of Common Shares Outstanding Used in Loss Per Share During the Period (denominator)	10,690,677	10,498,802

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

Leases - The Company leases office space from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include an option to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. The Company has short-term leases only, cancelable upon 45 days’ notice, and with remaining lease terms of less than one year. Therefore, the Company has elected the short-term lease recognition exemption for all leases, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No patents were written off in the first quarter of 2023 or in fiscal 2022. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

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

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it leases its PrintRite3D platform for terms of between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit and exclusive right to use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

The leases may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term. For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months upon at least 30 days written notice. Some, but not all, of the leases permit lessees to purchase the equipment at any time at an amount that approximates fair value and are not reasonably certain to be exercised at the inception of the lease. There are no anticipated variable lease payments at the inception of the lease.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training, respectively. The Company has elected single component practical expedient accounting to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training component does not have the same pattern of transfer; therefore, this component is not eligible for single component practical expedient accounting. The consideration has been allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased equipment based on its useful life, and the ability to refurbish and sell the equipment, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

Revenue from these operating leases for the three months ended March 31, 2023 was $17,006.

Minimum Lease Payments Receivable

Minimum lease payments receivable for the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2023 (remaining)	$28,343
2024	8,503
2025	-
2026	-
Thereafter	-
Total	$36,846

Equipment Underlying Operating Leases:

Equipment under operating leases as of March 31, 2023 was comprised of the following:

March 31, 2023
PrintRite 3D Hardware	$77,208
Accumulated Depreciation	(9,688)
Net Book Value	$67,520

The Company is depreciating the underlying equipment over its useful life of 7 years, but certain subassemblies and components may have a longer economic life.

NOTE 2 – Inventory

At March 31, 2023 and December 31, 2022, the Company’s inventory was comprised of the following:

	March 31, 2023	December 31, 2022
Raw Materials	$303,219	$294,194
Work in Process	212,649	140,723
Finished Goods	428,534	516,026
Total Inventory	$944,402	$950,943

NOTE 3 – Intangible Assets

The Company’s intangible assets consist of patents and patent applications.

The Company capitalizes costs incurred in connection with acquiring its patents. These costs include registration, documentation, and legal fees associated with the application. Costs incurred with patents that have been previously granted are expensed as incurred.

Provisional patent applications are not amortized until a patent has been granted. Once a patent is granted, the Company will amortize the related costs over the estimated useful life of the patent. If a patent application is denied, then the costs will be expensed at that time.

During the three months ended March 31, 2023, $5,130 of costs related to patents issued to us during 2023 were reclassified from provisional patent application to patents and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023	December 31, 2022
Provisional Patent Applications	$717,812	$675,251
Patents	529,880	524,750
Less: Accumulated Amortization	(82,134)	(74,716)

Net Intangible Assets	$1,165,558	$1,125,285

Amortization expense on intangible assets was $7,418 and $4,978 for the three months ended March 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense for years ending December 31 is as follows:

2023 (Remaining)	$22,404
2024	29,872
2025	29,872
2026	29,872
Thereafter	335,726

$447,746

NOTE 4 - Stockholders’ Equity

Common Stock

In the first quarter of 2023, the Company issued 227,587 shares of common stock in exchange for the conversion of 132 shares of Series D Convertible Preferred Stock, and 43,241 shares of common stock as in-kind payment of dividends thereon.

Also in the first quarter of 2023, the Company issued 2,428 shares of common stock in exchange for the conversion of 17 shares of Series E Convertible Preferred Stock, and 655 shares of common stock as in-kind payment of dividends thereon.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 316 and 465 shares were issued and outstanding at March 31, 2023 and December 31, 2022.

In January 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Institutional Private Placement”), pursuant to which the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and are payable monthly in kind by the increase of the stated value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which is $0.58 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection in the event the Company issues or sells, or is deemed to have issued or sold, shares of Common Stock for a consideration per share less than a price equal to the conversion price then in effect).

On January 27, 2023, the holder of the remaining 132 outstanding shares of Series D Preferred Stock elected to convert such shares in their entirety, which resulted in the issuance of 270,828 shares of common stock.

At March 31, 2023, there were no shares of Series D Preferred Stock outstanding.

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

On January 23, 2023, the holder of 17 shares of Series E Preferred Stock elected to convert such shares in their entirety, which resulted in the issuance of 3,083 shares of common stock.

At March 31, 2023, 316 shares of Series E Preferred Stock were outstanding, which if converted as of March 31, 2023, including the make-whole dividends, would result in the issuance of 58,568 shares of common stock.

Stock Options

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of March 31, 2023.

On January 26, 2023, the Company granted options to its non-employee directors to purchase up to an aggregate of 52,380 shares of common stock at an exercise price of $0.58. As of March 31, 2023, 25% of such grants were fully vested and exercisable, and the remaining 75% will vest in equal quarterly installments over the remaining three quarters of 2023, subject to the directors remaining in our service through such dates.

On January 26, 2023, the Company granted 19 employees options to purchase up to an aggregate of 381,285 shares of common stock in connection with their employment. The options have an exercise price of $0.58 and vested as to 50% on the date of the grant, and will vest as to the remaining 50% in equal monthly installments over the subsequent 23 months, provided that the employees remain employed by the Company through such dates.

The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s common stock on the grant date, but not less than 100% of the fair market value. Stock options are typically granted throughout the year and generally vest over a period from one to three years of service and expire five years from the grant date, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the vesting period for each stock option award.

Total stock-based compensation expense included in the statements of operations for the three months ended March 31, 2023 and 2022 was $224,850 and $170,976 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended March 31, 2023 and 2022:

	2023	2022
Dividend yield	0.0%	0.00%
Risk-free interest rate	4.05%	0.95-1.65%
Expected volatility	100.2%	106.4-110.0%
Expected life (in years)	5	5

Option activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	487,473	2.50	4.43	-
Exercised	-	-	-	-
Forfeited or cancelled	(84,302)	4.39	-	-
Options outstanding at December 31, 2022	1,799,053	3.76	3.30	-
Granted	433,665	0.58	4.83	-
Exercised	-	-	-	-
Forfeited or cancelled	(170,059)	3.04	-	-
Options outstanding March 31, 2023	2,062,659	3.15	3.41	-
Options expected to vest in the future as of March 31, 2023	555,378	1.99	4.16	-
Options exercisable at March 31, 2023	1,507,281	3.58	3.14	-
Options vested, exercisable, and options expected to vest at March 31, 2023	2,062,659	3.15	3.41	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At March 31, 2023, no option had an exercise price below the $0.44 closing price of our common stock as reported on The Nasdaq Capital Market.

At March 31, 2023, there was $581,865 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.59 years.

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

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (“Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a share of common stock on the date of grant of the SAR. The administrator of the Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

The Company did not grant any SAR’s during the three months ended March 31, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended March 31, 2023 and March 31, 2022:

	2023	2022
Dividend yield	-	0.00%
Risk-free interest rate	-	0.82-1.65%
Expected volatility	-	108.4-119.0%
Expected life (in years)	-	5

SARs activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	814,862	1.81	4.48	-
Exercised	-	-	-	-
Forfeited or cancelled	(27,699)	2.91	-	-
SARs outstanding at December 31, 2022	1,157,787	2.21	4.11	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(166,156)	20.9	-	-
SARs outstanding March 31, 2023	991,631	2.23	3.86	-
SARs expected to vest in the future as of March 31, 2023	688,864	2.01	4.02	-
SARs exercisable at March 31, 2023	302,767	2.75	3.49	-
SARs vested, exercisable, and SARs expected to vest at March 31, 2023	991,631	2.23	3.86	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At March 31, 2023, no SAR had an exercise price below the $0.44 closing price of our common stock as reported on The Nasdaq Capital Market.

At March 31, 2023, there was $665,799 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 1.95 years.

Warrants

Warrant activity for the three months ended March 31, 2023 and the year ended December 31, 2022 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(164,652)	-	-
Warrants outstanding at December 31, 2022	3,823,279	4.66	1.19
Granted	1,490,896	0.58	2.87
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at March 31, 2023	5,314,175	3.19	1.48

NOTE 5 - Subsequent Events

On April 13, 2023, The Nasdaq Stock Market (“Nasdaq”) notified us that although the Company’s common stock had not regained compliance with the minimum $1.00 bid price per share requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), the Nasdaq Staff has granted us an additional 180 calendar days, or until October 9, 2023, to regain compliance based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the bid price requirement, and our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. According to Nasdaq’s notice, if at any time during this additional time period the closing bid price of our common stock is at least $1 per share for a minimum of 10 consecutive business days, the Staff will provide written confirmation of compliance and this matter will be closed. If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to October 9, 2023 to regain compliance. If it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will notify us that our common stock will be subject to delisting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report.

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

The leases may be renewed for successive one-year terms unless notice is given by either party of its intent not to renew at least 30 days before the end of the lease term. For leases with 36-month terms, the lessee may terminate the agreement after the first 18 months upon at least 30 days written notice. Some, but not all, of the leases permit lessees to purchase the asset at any time at an amount that approximates fair value and are not reasonably certain to be exercised at the inception of the lease. There are no anticipated variable lease payments at the inception of the lease.

There are two non-lease components in the arrangement that consist of technical support and maintenance, and installation and training. The Company has elected single component practical expedient accounting to combine the technical support and maintenance with the lease as they have the same pattern of transfer. The installation and training component does not have the same pattern of transfer; therefore, this component is not eligible for single component practical expedient accounting. The lease consideration is allocated on a relative fair value basis of the underlying lease and non-lease components. The Company has estimated the residual value of the leased equipment based on its useful life, and the ability to refurbish and sell the equipment, as well as the Company’s ability to componentize the hardware and utilize subassemblies in other products.

The Company is depreciating assets over their useful life of 7 years, but certain subassemblies and components may have a longer economic life.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received.

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

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal or external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

Stock-Based Compensation – We measure the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the vesting period of the stock-based compensation. Stock-based compensation arrangements may include stock options, grants of shares of common stock with and without restrictions, performance-based awards, and stock appreciation rights, or SARs. Compensation cost is measured on the date of grant at its fair value.

Equity instruments issued to non-employees are recorded on the basis of the grant date fair value of the instruments. In general, the measurement date is either (a) when a performance commitment, as defined, is reached or (b) the earlier of the date that (i) the non-employee performance requirement is complete or (ii) the instruments vest. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant.

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

Business Overview

Historically, we have generated revenues through sales, and more recently, subscription-based licensing of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. However, 2022 began a period of significant change for our business, from our symbolic name change to the execution of a new approach to the market. We have a mission to accelerate the adoption of additive manufacturing by setting the industry standard for quality, and we have charted our path to deliver the first holistic digital quality experience for the additive industry with the following objectives:

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

In order to expand the number of OEMs distributing our technology, we launched a three-tiered OEM program directed to: (1) new OEMs without their own quality assurance or monitoring solution; (2) established OEMs with a quality monitoring offering, but who have customers with multiple printers from multiple OEMs and want a single third party quality and analytics solution with consistent quality metrics across printers, processes and materials; and (3) OEMs building open application programming interfaces, or APIs, to integrate components of Sigma’s proprietary technology with their current offerings. We are now working with OEMs on their next generation printers to offer a software-only solution that will utilize the printer’s computing infrastructure and dramatically reduce the overall cost of its technology, enabling the opportunity to move towards a software only embedded solution on every printer sold by partner OEMs. To further augment this initiative, we have also begun integrating with industry-wide hardware providers, such as our relationships with laser scanner providers.

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

The shift in our business model has adversely affected our revenues and near-term revenue growth as we increased our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production. In 2022, we relied primarily on retrofit work while the software only products were still under development. Our cash and working capital permitting, we expect that the percentage of the Company’s revenue coming from OEMs will increase in 2023, especially with the availability of a software-only product as we work to integrate into existing hardware, such as laser scanner technology and OEM’s upstream designs for next generation systems. Our ability to generate revenues in the future will depend on our ability to raise capital needed and further commercialize and increase market presence of our traditional PrintRite3D® technology, along with our new software-only offerings that start to link industry quality together. Additionally, it will depend on whether key prospective customers continue to move from additive manufacturing prototyping to production, which our products are intended to accelerate.

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

As part of our vision to build the future of connected digital quality and enhance shareholder value, we have undertaken an initiative to evaluate a range of strategic alternatives, including possible strategic investment, acquisition, merger, business combination, or similar transaction with clear product, customer, and financial synergies to Sigma. This work is focused on identified companies that connect to our long-term quality vision. This strategic initiative is focused on synergies and potential product integration to accelerate market visibility and customer adoption. To execute Sigma’s vision and realize our potential, we will need to raise additional capital, or execute a strategic transaction, which may include a possible strategic investment, acquisition, merger, business combination, or similar transaction. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

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

To facilitate our ability to execute our strategic initiatives on the product, pricing, and partner fronts, we have taken several steps to conserve our cash by reducing our operating expenses. Compensation and benefits are our single largest expense, comprising approximately 50% of our total operating expenses for the three months ended March 31, 2023. We reduced our total full-time headcount by a net of eight employees in 2022 and experienced a further reduction of six employees in the first quarter of 2023 as a result of furloughs and departures from the Company. As of March 31, 2023, our full-time employee headcount was 19. In addition to headcount reductions, we have reduced our spend on advertising, marketing and investor relations, consultants, and employee travel. We continue to evaluate our expenses and will consider further reductions as appropriate. Lastly, Sigma has developed a deep patent portfolio which we believe is widely applicable to the 3D printing industry. We have recently begun exploring an intellectual property licensing program, which we believe may facilitate a strategic transaction.

Results of Operations

Three Months Ended March 31, 2023 and March 31, 2022

During the three months ended March 31, 2023, we recognized revenue of $130,159, as compared to $51,844 in the same period in 2022, an increase of $78,315, or 151%. The increase was primarily due to increased PrintRite3D sales of $61,499, increased subscription-based revenue of $26,906, and increased annual maintenance contract revenue of $1,910, as compared to the first quarter of 2022. Partially offsetting the increases was a decrease in on-site development and support revenue of $12,000.

Our cost of revenue for the three months ended March 31, 2023 was $63,664, as compared to $40,091 for the same period in 2022, an increase of $$23,573, or 59%. The increase was primarily attributable to higher unit sales in the first quarter of 2023 as compared to the first quarter of 2022.

Our total operating expenses for the three months ended March 31, 2023 were $1,848,144, as compared to $2,295,698 for the same period in 2022, a decrease of $447,554, or 20%. The decrease was primarily attributable to a decrease in salaries and benefits of $360,427, a decrease in investor, public relations, and marketing expense of $39,382, and a decrease in office expense of $50,933 primarily attributable to reduced headcount and travel as further described below.

Salary and benefits costs were $931,583 for the three months ended March 31, 2023, as compared to $1,292,010 for the same period in 2022, a decrease of $360,427, or 28%. The decrease was comprised of: (a) decreased salaries of $312,687 due to four furloughed employees and two terminated employees; (b) a decrease in stock appreciation rights of $62,703 due to the revaluation as of March 31, 2023; and (c) decreased taxes and benefits of $50,488. Offsetting these decreases were increases in commission and bonus expense of $17,706 and severance costs of $47,745.

Stock-based compensation was $244,850 for the three months ended March 31, 2023, as compared to $170,976 for the same period in 2022, an increase of $53,874, or 32%. This increase was primarily a result of option grants in the first quarter of 2023.

We incurred operations and research and development costs of $126,712 during the three months ended March 31, 2023, as compared to $143,418 in the same period in 2022, a decrease of $16,706, or 12%. The decrease was primarily due to a decrease in operations costs of $42,085, partially offset by an increase in research and development costs of $25,379. The decrease in operations costs related to fewer parts and material purchases in the first quarter of 2023. The increase in research and development costs was primarily due to an increase in consulting costs for our work with a third-party software vendor in connection with the development of our software-only product suite.

We incurred investor, public relations, and marketing costs of $54,944 during the three months ended March 31, 2023, as compared to $94,326 during the same period in 2022. The decrease of $39,382, or 42%, was primarily due to a decrease in investor relations consulting costs of $35,000, a decrease in attendance at tradeshows and conferences of $2,885 due to fewer employees, and a decrease in marketing costs of $1,497.

We incurred organization costs of $51,198 during the three months ended March 31, 2023, as compared to $58,749 during the same period in 2022. The decrease of $7,551, or 13% was primarily attributable to a decrease in non-employee director compensation of $14,388 primarily due to fewer stock options granted in 2023. Offsetting this decrease was an increase in shareholder services of $6,837 due to transfer agent fees for conversion of preferred stock to common stock in January of 2023, and an increase in costs related to the filing of our annual Form 10-K.

Legal and professional fees incurred in the three months ended March 31, 2023 were $184,251, as compared to $211,416 incurred during the same period in 2022, a decrease of $27,165, or 13%. This decrease was a result of a decrease in consulting expenses from 2022 of $125,504 which were related to a manufacturing consultant, technical accounting support, HR consultant, and advisor to the Board of Directors, as well as a decrease in IT service fees of $2,729 related to new employee setup fees in 2022. Partially offsetting these decreases was an increase in legal fees of $91,464 due to employment related matters, a potential financing and warrant restructuring, and executive compensation agreements, and an increase in accounting expenses of $9,604 due to increased rates for our annual audit.

Office expenses for the three months ended March 31, 2023, were $154,499 as compared to $205,432 for the same period in 2022, a decrease of $50,933, or 25%. The decrease resulted primarily from: (a) decreased travel and entertainment expenses of $24,612; (b) decreased office supply expenses of $15,654; (c) decreased dues & subscriptions of $3,690; (d) decreased postage and shipping of $2,868; (e) decreased rent and utilities of $2,073; and (f) decreased training and education expense of $5,006, all due to a reduction in the number of employees. Partially offsetting these decreases was an increase in payroll services expense of $3,120 due to the early termination of the contract with our UK payroll company.

Depreciation and amortization expense for the three months ended March 31, 2023 was $28,127, as compared to $31,584 for the same period in 2022, a decrease of $3,457, or 11%. The decrease was primarily the result of the increased life expectancy of our leased and consigned PrintRite3D systems.

Other operating expenses were $91,980 for the three months ended March 31, 2023, as compared to $ 87,787 for the same period in 2022. The $4,193 increase was primarily due to a FINRA filing fee in 2023.

In the three months ended March 31, 2023, we realized net other income of $29,950, as compared to net other income of $ 76,550 in the same period in 2022. The decrease in net other income of $46,600, was primarily due to the New Mexico High Wage Tax credit of $76,628 received in 2022, partially offset by a write-off of accounts payable due to an unclaimed customer deposit in the first quarter of 2023.

Preferred dividends for the three months ended March 31, 2023 were 11,748, as compared to $14,220 for the same period in 2022. The decrease was due to the conversion of 149 shares preferred stock to common stock in the first quarter of 2023.

Our net loss applicable to common stockholders for the three months ended March 31, 2023, was $1,763,447, as compared to $ 2,221,615 for the same period in 2022, a decrease of $458,168, or 21%. The decrease was primarily due to the decrease in the loss from operations of $502,296 and a decrease in preferred dividends of $2,472, partially offset by a decrease in total other income of $46,600.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of March 31, 2023, we had $1,488,704 in cash and working capital of $2,105,349, as compared with $2,845,931 in cash and working capital of $3,644,522 as of December 31, 2022.

Our major sources of funding have been proceeds from public and private offerings of our equity securities and from warrant exercises. We will need to raise additional amounts to fund our operations, maintain compliance with the Nasdaq listing requirements and implement our business plan. We currently have no arrangement to obtain any additional financing, and there is no assurance as to the amount and availability of any required future financing or the terms thereof. Any such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business and operations. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business and operations and lose our Nasdaq listing.

We have taken several steps to conserve our cash, including furloughing non-essential employees, reducing or eliminating certain marketing and advertising programs, limiting employee travel, and reducing investor relations expenses and certain consulting expenses. Our existing cash on hand and anticipated revenues are sufficient to fund our remaining anticipated operating costs only through June 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect, or extend such resources longer than we expect.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $1,309,537 as compared to $ 2,027,019 during the same period in 2022, a decrease of $717,482, or 35.4%.

During the three months ended March 31, 2023, the net cash used in operating activities was the result of a net loss of $1,751,699 before preferred dividends, partially offset by changes in working capital of $181,946, and non-cash expenses of $260,216 related to depreciation and amortization of $28,127 and stock-based compensation of $232,089. Changes in working capital were driven by a decrease in accounts receivable of $161,171, a decrease in inventory of $6,541, an increase in accounts payable and accrued expenses of $110,641, and an increase in deferred revenue of $33,370, partially offset by an increase in prepaid expenses of $129,777. The decrease in accounts receivable was a result of cash collections from 2022 sales, and the increase in prepaid expenses was due to deposits paid for a third-party software developer, legal and accounting advisors, and a tradeshow.

During the three months ended March 31, 2022, the net cash used in operating activities was the result of a net loss of $2,207,395 before preferred dividends and the use of cash for working capital of $55,618, partially offset non-cash expenses of $235,994 related to depreciation and amortization of $31,584 and stock-based compensation of $204,410. Changes in working capital were driven by a decrease in accounts payable and accrued expenses of $95,194, and increases in inventory and prepaid expenses of $72,019 and $50,996 respectively, partially offset by a decrease in accounts receivable of $151,170 and an increase in deferred revenue of $11,421. The decrease in accounts payable and accrued expenses was largely driven by the payment of incentive bonuses, and the increases in inventory and prepaid expenses resulted from the stocking of long lead-time parts for planned production and payment of our annual Nasdaq listing fee, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was $47,690, which compares to $142,099 of cash used in investing activities during the same period of 2022, a decrease of $94,409, or 66.4%. The decrease resulted from a decrease in patent costs of $11,161 and a decrease in purchases of property, plant and equipment of $83,248 during the first three months of 2023.

Net Cash Provided by Financing Activities

The Company did not raise any capital nor were there any warrant exercises during the three months ended March 31, 2023 or March 31, 2022.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. No change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, as well as the following updated Risk Factor:

As of March 31, 2023, we had $1,488,704 in cash and working capital of $2,105,349. Our existing cash on hand and anticipated revenues are sufficient to fund our remaining anticipated operating costs only through June 2023. We will need to raise additional financing to fund our operations, maintain compliance with the NASDAQ listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

10.1	Retention Bonus and Change in Control Agreement, dated as of January 23, 2023, between Sigma Additive Solutions, Inc. and Jacob Brunsberg (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 30, 2023.)*

10.2	Retention Bonus and Change in Control Agreement, dated as of January 23, 2023, between Sigma Additive Solutions, Inc. and Frank Orzechowski (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 30, 2023.)*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGMA ADDITIVE SOLUTIONS, INC.

May 15, 2023	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2023	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

