Form 10-Q
period 2023-06-30
SIGMA ADDITIVE SOLUTIONS, INC.
filed 2023-08-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2023, the issuer had 10,772,713 shares of common stock outstanding.

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Additive Solutions, Inc.

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$368,443	$2,845,931
Accounts Receivable, net	45,454	371,620
Inventory	940,034	950,943
Prepaid Assets	137,105	105,226
Total Current Assets	1,491,036	4,273,720

Other Assets:
Property and Equipment, net	227,787	304,903
Intangible Assets, net	1,215,411	1,125,285
Total Other Assets	1,443,198	1,430,188

TOTAL ASSETS	$2,934,234	$5,703,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$300,562	$277,492
Deferred Revenue	127,188	120,073
Accrued Expenses	115,195	231,633
Total Current Liabilities	542,945	629,198

TOTAL LIABILITIES	542,945	629,198

Commitments & Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 316 and 465 shares issued and outstanding, respectively	1	1
Common Stock, $ 0.001 par value; 24,000,000 shares authorized; 10,772,713 and 10,498,802 shares issued and outstanding, respectively	10,773	10,499
Additional Paid-In Capital	54,904,792	54,406,694
Accumulated Deficit	(52,524,277)	(49,342,484)
Total Stockholders’ Equity	2,391,289	5,074,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,934,234	$5,703,908

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUES	$97,043	$236,660	$227,202	$288,504

COST OF REVENUE	36,491	193,075	100,155	233,166

GROSS PROFIT	60,552	43,585	127,047	55,338

OPERATING EXPENSES:
Salaries & Benefits	554,182	1,184,818	1,485,764	2,476,828
Stock-Based Compensation	138,489	167,439	363,339	338,415
Operations and R&D Costs	105,259	146,885	231,971	290,303
Investor, Public Relations and Marketing	57,824	152,300	112,768	246,626
Organization Costs	38,240	60,817	89,438	119,566
Legal & Professional Service Fees	152,025	144,528	336,276	355,944
Office Expenses	94,190	303,600	248,689	509,032
Depreciation & Amortization	21,470	29,861	49,597	61,445
Other Operating Expenses	202,892	89,177	294,873	176,964
Total Operating Expenses	1,364,571	2,279,425	3,212,715	4,575,123

LOSS FROM OPERATIONS	(1,304,019)	(2,235,840)	(3,085,668)	(4,519,785)

OTHER INCOME (EXPENSE)
Interest Income	9	1,176	17	2,747
State Incentives	-	-	-	76,628
Exchange Rate Gain (Loss)	(849)	(10,436)	(3,352)	(10,766)
Interest Expense	(3,235)	(2,070)	(6,471)	(3,389)
Other Income	-	-	35,680	-
Total Other Income (Expense)	(4,075)	(11,330)	25,874	65,220

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,308,094)	(2,247,170)	(3,059,794)	(4,454,565)

Provision for income Taxes	-	-	-	-

Net Loss	$(1,308,094)	$(2,247,170)	$(3,059,794)	$(4,454,565)

Preferred Dividends	(10,688)	(14,220)	(22,435)	(28,440)

Net Loss Applicable to Common Stockholders	$(1,318,782)	$(2,261,390)	$(3,082,229)	$(4,483,005)

Net Loss per Common Share – Basic and Diluted	$(0.12)	$(0.22)	$(0.29)	$(0.43)

Weighted Average Number of Shares Outstanding – Basic and Diluted	10,772,713	10,498,802	10,731,922	10,498,802

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Statement of Stockholders’ Equity

For the Three Months and Six Months Ended June 30, 2023 and June 30, 2022

(Unaudited)

For the Three Months Ended June 30, 2023 and June 30, 2022

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2023	316	1	10,772,713	10,773	54,749,821	(51,205,495)	3,555,100
Net Loss	-	-	-	-	-	(1,308,094)	(1,308,094)
Preferred Stock Dividends	-	-	-	-	10,688	(10,688)	-
Stock Options Issued to Directors for Services	-	-	-	-	5,794	-	5,794
Stock Options Issued to Employees	-	-	-	-	138,489	-	138,489

Balances, June 30, 2023	316	1	10,772,713	10,773	54,904,792	(52,524,277)	2,391,289

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, March 31, 2022	465	$1	10,498,802	$10,499	$53,661,061	$(42,814,795)	$10,856,766
Net Loss	-	-	-	-	-	(2,247,170)	(2,247,170)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Stock Options Issued for Third Party Services	-	-	-	-	11,777	-	11,777
Stock Options Awarded to Directors for Services	-	-	-	-	21,721	-	21,721
Stock Options Awarded to Employees	-	-	-	-	167,439	-	167,439

Balances, June 30, 2022	465	$1	10,498,802	$10,499	$53,876,218	$(45,076,185)	$8,810,533

For the Six Months Ended June 30, 2023 and June 30, 2022

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2022	465	$1	10,498,802	$10,499	$54,406,694	$(49,342,484)	$5,074,710
Net Loss	-	-	-	-	-	(3,059,794)	(3,059,794)
Preferred Stock Dividends	-	-	43,896	44	22,391	(22,435)	-
Common Shares Issued for Conversion of Preferred Stock	(149)	-	230,015	230	(230)	-	-
Common Warrant Issued for Conversion of Preferred Stock	-	-	-	-	99,564	(99,564)	-
Stock Options Issued to Directors for Services	-	-	-	-	13,523	-	13,523
Stock Options Issued for Third Party Services	-	-	-	-	(489)	-	(489)
Stock Options Issued to Employees	-	-	-	-	363,339	-	363,339

Balances, June 30, 2023	316	1	10,772,713	10,773	54,904,792	(52,524,277)	2,391,289

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	10,498,802	$10,499	$53,442,431	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(4,454,565)	(4,454,565)
Preferred Stock Dividends	-	-	-	-	28,440	(28,440)	-
Stock Options Issued for Third Party Services	-	-	-	-	23,490	-	23,490
Stock Options Awarded to Directors for Services	-	-	-	-	43,442	-	43,442
Stock Options Awarded to Employees	-	-	-	-	338,415	-	338,415

Balances, June 30, 2022	465	$1	10,498,802	$10,499	$53,876,218	$(45,076,185)	$8,810,533

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net Loss	$(3,059,794)	$(4,454,565)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	49,597	61,445
Stock Based Compensation - Employees	363,339	338,415
Stock Based Compensation - Third Party Services	(489)	23,490
Stock Based Compensation - Directors	13,523	43,442
Change in assets and liabilities:
Accounts Receivable	326,166	120,434
Inventory	10,909	(73,586)
Prepaid Assets	(31,879)	(17,197)
Accounts Payable	23,070	33,958
Deferred Revenue	7,115	(18,151)
Accrued Expenses	(116,438)	(372,188)
NET CASH USED IN OPERATING ACTIVITIES	(2,414,881)	(4,314,503)

INVESTING ACTIVITIES
Purchase of Property and Equipment	42,516	(83,848)
Purchase of Intangible Assets	(105,123)	(115,197)
NET CASH USED IN INVESTING ACTIVITIES	(62,607)	(199,045)

FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH FOR PERIOD	(2,477,488)	(4,513,548)

CASH AT BEGINNING OF PERIOD	2,845,931	11,447,047

CASH AT END OF PERIOD	$368,443	$6,933,499

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Preferred Stock Dividends	$22,435	$28,440
Conversion of Preferred Shares to Common Shares	$188,830	$-
Other noncash operating activities disclosure:
Issuance of Securities for Services	$13,034	$66,932
Disclosure of cash paid for:
Interest	$6,471	$3,389
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA ADDITIVE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023

NOTE 1 - Summary of Significant Accounting Policies

Nature of Business - Sigma Additive Solutions, Inc., a Nevada corporation (“Company,” “Sigma,” “we,” “us” and “our”), was founded by a group of scientists, engineers and businessmen to develop and commercialize novel and unique manufacturing and materials technologies. The Company’s core technologies are designed to allow its customers to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries, including aerospace, defense, oil and gas, bio-medical, and power generation.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2023 and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the December 31, 2022 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended June 30, 2023 and 2022 are not necessarily indicative of the operating results for the full year.

Going Concern – The Company has sustained losses and had negative cash flows from operating activities since its inception.

As reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2023, the Company estimates that it has sufficient cash and working capital to fund its scaled-back operations as described below through August 2023 only. Since June 30, 2023, the Company has reduced its employee headcount to five, discontinued all product development activities and ceased to pursue new customers while continuing to consider a possible reverse merger, sale of the company or all or a portion of its assets, and other alternatives. Except for possible sales of shares of our common stock under the At-The-Market Issuance Sales Agreement described in Note 5- Subsequent Events, we have no agreement or arrangement to obtain any financing. There is no assurance that we will be able to enter into a definitive agreement with respect to a possible transaction or sell the Company or any of its assets or, if so, when or on what terms. If we fail to complete the sale of the Company or its assets or shares of common stock or obtain additional financing, we will be forced to resort to the dissolution and liquidation or bankruptcy of the Company. For these reasons, there is substantial doubt about our ability to continue as a going concern.

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At June 30, 2023 and 2022, the Company had the following common shares underlying these instruments:

	June 30,
	2023	2022
Warrants	2,902,089	3,825,781
Stock Options	1,897,659	1,528,637
Preferred Stock	60,332	148,918
Total Underlying Common Shares	4,860,080	5,503,336

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of potentially dilutive shares for the periods shown:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Net Loss per Common Share - Basic and Diluted	$(0.12)	$(0.22)	$(0.29)	$(0.43)
Loss Applicable to Common Stockholders (numerator)	$(1,318,782)	$(2,261,390)	$(3,082,229)	$(4,483,005)

Weighted Average Number of Common Shares Outstanding Used in Loss Per Share During the Period (denominator)	10,772,713	10,498,802	10,731,922	10,498,802

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

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No patents were written off in the second quarter of 2023 or in fiscal 2022. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

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

In January 2022, the Company began offering a subscription option to its customers pursuant to which it leases its PrintRite3D platform for terms of between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit and exclusive use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

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

Revenue from these operating leases for the three and six months ended June 30, 2023 was $11,337 and $28,343.

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. As of June 30, 2023 and June 30, 2022, the Company has established an allowance for doubtful accounts of $115,600 and $0, respectively.

Minimum Lease Payments Receivable

Minimum lease payments receivable for the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2023 (remaining)	$17,006
2024	8,503
2025	-
2026	-
Thereafter	-
Total	$25,509

Equipment Underlying Operating Leases:

Equipment under operating leases as of June 30, 2023 was comprised of the following:

June 30, 2023
PrintRite3D Hardware	$77,208
Accumulated Depreciation	(12,445)
Net Book Value	$64,763

The Company is depreciating the underlying equipment over its useful life of 7 years, but certain subassemblies and components may have a longer economic life.

NOTE 2 – Inventory

At June 30, 2023 and December 31, 2022, the Company’s inventory was comprised of the following:

	June 30, 2023	December 31, 2022
Raw Materials	$257,714	$294,194
Work in Process	165,777	140,723
Finished Goods	516,543	516,026
Total Inventory	$940,034	$950,943

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

During the six months ended June 30, 2023, $27,571 of costs related to patents issued during the quarter were reclassified from provisional patent application to patents and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023	December 31, 2022
Provisional Patent Applications	$752,802	$675,251
Patents	552,321	524,750
Less: Accumulated Amortization	(89,712)	(74,716)

Net Intangible Assets	$1,215,411	$1,125,285

Amortization expense on intangible assets was $14,996 and $10,993 for the six months ended June 30, 2023 and 2022, respectively.

The estimated aggregate amortization expense for years ending December 31 is as follows:

2023 (Remaining)	$15,596
2024	31,192
2025	31,192
2026	31,192
Thereafter	353,437

$462,609

NOTE 4 - Stockholders’ Equity

Common Stock

In the second quarter of 2023, the Company did not issue any shares of common stock.

In the first quarter of 2023, the Company issued 227,587 shares of common stock in exchange for the conversion of 132 shares of Series D Convertible Preferred Stock and 43,241 shares of common stock as in-kind payment of dividends thereon.

Also in the first quarter of 2023, the Company issued 2,428 shares of common stock in exchange for the conversion of 17 shares of Series E Convertible Preferred Stock and 655 shares of common stock as in-kind payment of dividends thereon.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 316 and 465 shares were issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

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

On January 27, 2023, the holder of the remaining 132 outstanding shares of Series D Preferred Stock elected to convert such shares, which resulted in the issuance of 270,828 shares of common stock.

At June 30, 2023, there were no shares of Series D Preferred Stock outstanding.

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

On January 23, 2023, the holder of 17 shares of Series E Preferred Stock elected to convert such shares, which resulted in the issuance of 3,083 shares of common stock.

At June 30, 2023, 316 shares of Series E Preferred Stock were outstanding, which were convertible into 60,332 shares of common stock, including in-kind dividends thereon.

Stock Options

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of June 30, 2023.

On January 26, 2023, the Company granted options to its non-employee directors to purchase up to an aggregate of 52,380 shares of common stock at an exercise price of $0.58. As of June 30, 2023, 50% of such grants were fully vested and exercisable, and the remaining 50% will vest in equal quarterly installments over the remaining two quarters of 2023, subject to the directors remaining in our service through such dates.

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

Total stock-based compensation expense included in the statements of operations for the six months ended June 30, 2023 and 2022 was $363,339 and $338,415 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the six months ended June 30, 2023, and 2022:

	2023	2022
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.05%	0.95-1.65%
Expected volatility	100.23-100.25%	106.4-110.0%
Expected life (in years)	5	5

Option activity for the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2021	1,395,882	4.24	3.89	-
Granted	487,473	2.50	4.43	-
Exercised	-	-	-	-
Forfeited or cancelled	(84,302)	4.39	-	-
Options outstanding at December 31, 2022	1,799,053	3.76	3.30	-
Granted	433,665	0.58	4.58	-
Exercised	-	-	-	-
Forfeited or cancelled	(335,059)	3.60	-	-
Options outstanding at June 30, 2023	1,897,659	3.07	3.21	-
Options expected to vest in the future as of June 30, 2023	409,974	1.93	4.03	-
Options exercisable at June 30, 2023	1,487,685	3.38	2.98	-
Options vested, exercisable, and options expected to vest at June 30, 2023	1,897,659	3.07	3.21	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At June 30, 2023, no option had an exercise price below the $0.35 closing price of our common stock as reported on The Nasdaq Capital Market.

At June 30, 2023, there was $387,351 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.42 years.

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

A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (“Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a share of common stock on the date of grant of the SAR. The administrator of the Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including the exercise price and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

The Company did not grant any SAR’s during the six months ended June 30, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted average assumptions for the six months ended June 30, 2023 and the year ended December 31, 2022:

	2023	2022
Dividend yield	-	0.00%
Risk-free interest rate	-	0.82-2.79%
Expected volatility	-	108.0-119.0%
Expected life (in years)	-	5

SARs activity for the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at December 31, 2021	370,624	3.15	4.24	-
Granted	814,862	1.81	4.48	-
Exercised	-	-	-	-
Forfeited or cancelled	(27,699)	2.91	-	-
SARs outstanding at December 31, 2022	1,157,787	2.21	4.11	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(328,822)	2.10	-	-
SARs outstanding June 30, 2023	828,965	2.26	3.63	-
SARs expected to vest in the future as of June 30, 2023	530,678	2.02	3.85	-
SARs exercisable at June 30, 2023	298,287	2.68	3.24	-
SARs vested, and exercisable, and SARs expected to vest at June 30, 2023	828,965	2.26	3.63	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At June 30, 2023, no SAR had an exercise price below the $0.35 closing price of our common stock as reported on The Nasdaq Capital Market.

At June 30, 2023, there was $474,228 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 1.75 years.

Warrants

Warrant activity for the six months ended June 30, 2023 and the year ended December 31, 2022 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2021	3,987,931	6.10	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(164,652)	-	-
Warrants outstanding at December 31, 2022	3,823,279	4.66	1.19
Granted	1,490,896	0.58	2.62
Exercised	-	-	-
Forfeited or cancelled	(2,412,086)	4.54	-
Warrants outstanding at June 30, 2023	2,902,089	2.08	2.34

NOTE 5 - Subsequent Events

In July 2023, the Company realized gross proceeds of approximately $135,000 from the sale of equipment.

On July 14, 2023, the employment of Stephan Kuehr, General Manager of European Operations, terminated.

On August 14, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC, or Lake Street, pursuant to which the Company may issue and sell from time to time through Lake Street, as sales agent, shares of our common stock having an aggregate offering price of up to $1,500,000 (the “Offering”). The Offering is being made pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with the Offering under its Registration Statement on Form S-3 (File No. 333-257054), which became effective on June 29, 2021, and the base prospectus contained therein.

Upon delivery of a placement notice, and subject to the terms and conditions of the Sales Agreement, Lake Street as sales agent may sell shares of common stock by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The sales agent is not required to purchase any shares of common stock from the Company or sell any specific number or dollar amount of common stock but will use its commercially reasonable efforts consistent with its normal trading and sales practices as our agent to sell shares of common stock in the Offering as instructed by us.

The Company or Lake Street may suspend or terminate the Offering upon notice to the other and subject to other conditions.

The Company has agreed to pay Lake Street a commission of 3.0% of gross proceeds from the Offering and to reimburse Lake Street for certain expenses. The Company has also agreed to afford Lake Street customary indemnification and contribution rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding a possible strategic transaction, dissolution and liquidation or bankruptcy of the Company. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report.

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

In January 2022, the Company began offering a subscription option to its customers, pursuant to which it leases its PrintRite3D platform for terms between 12 and 36 months and provide technical support and maintenance for the term of the arrangement, as well as installation and training. The Company has determined these are leases because they relate to discrete pieces of equipment to which customers have the right to substantially all the economic benefit and exclusive use during the term of the arrangement. These leases are classified as operating leases and the Company retains title to the underlying equipment.

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

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. As of June 30, 2023 and June 30, 2022, the Company has established an allowance for doubtful accounts of $115,600 and $0, respectively.

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

Business Overview

Sigma Additive Solutions, Inc. (“Sigma,” “we,” “us,” “our” and the “Company”) was founded by a group of scientists, engineers and businesspeople to develop and commercialize novel and unique manufacturing and materials technologies. The Company anticipated that its core technologies would allow its customers to combine advanced manufacturing quality assurance and process control protocols with novel materials to achieve breakthrough product potential in many industries, including aerospace, defense, oil and gas, bio-medical, and power generation.

Historically, we generated revenues through sales of our PrintRite3D® technology to customers that seek to improve their manufacturing production processes, and through ongoing annual software upgrades and maintenance fees. In 2022, we began offering our current PrintRite3D integrated hardware and software solution on a subscription basis, which reduced the initial upfront cost to a new user from over $100,000 to approximately $3,000-$5,000 per month. The combination of subscription pricing and the new software-only products that can be embedded into OEM and software partner offerings was intended to make our technology more affordable to acquire and easier to bundle, distribute and support in an effort to become the industry standard. The shift in our business model adversely affected our revenues and near-term revenue growth as we increased our focus on building strategic partnerships, expanding our partner ecosystem, and ensuring the success of our existing customers as they move into production.

On March 1, 2023, we announced that we had retained Lake Street Capital Markets as our financial advisor in connection with our consideration of a range of strategic alternatives, including a possible strategic investment, acquisition, merger, business combination, or similar transaction.

In our Current Report on Form 8-K filed with the SEC on July 20, 2023, we reported that we had received four written, non-binding proposals to purchase assets or acquire the company in a merger or reverse merger and were in talks regarding the respective proposals, as well as possible alternative transactions with other parties that expressed interest in a possible transaction as we worked to formally close our strategic transaction process. We also reported that we had reduced our employee headcount via furloughs and layoffs to five employees, including our President and Chief Executive Officer and Chief Financial Officer and two key employees considered important to a possible sale of the company or all or a portion of its assets and support of current customers, and had discontinued our product development activities and ceased to pursue new customers. See “Liquidity and Capital Resources,” below.

Since the filing of the Current Report, we have received additional written, non-binding proposals as well as revised previous proposals to purchase certain assets of the Company or acquire the Company in a merger or reverse merger. Although we have not yet entered into any definitive agreements, we are continuing to work towards such definitive agreements with interested parties. See “Risk Factors,” below for a discussion of certain risks and uncertainties regarding a possible transaction.

Results of Operations

Three Months Ended June 30, 2023 and June 30, 2022

During the three months ended June 30, 2023, we recognized revenue of $97,043, as compared to $ 236,660 in the same period in 2022, a decrease of $139,617, or 59%. The decrease was due to decreased PrintRite3D sales of $111,200, decreased annual maintenance contract revenue of $7,739, decreased RTE revenue of $5,300 and decreased on-site development and support of 44,044 as compared to the second quarter of 2022. Partially offsetting the decreases were increases in PrintRite3D lease revenue of $3,166 and in PrintRite3D consulting services of $25,500.

Our cost of revenue for the three months ended June 30, 2023 was $36,491, as compared to $193,075 for the same period in 2022, a decrease of $156,584, or 81%. The decrease e was primarily attributable to fewer unit sales and installations in the second quarter of 2023 as compared to the second quarter of 2022.

Our total operating expenses for the three months ended June 30, 2023 were $1,364,571, as compared to $2,279,425 for the same period in 2022, a decrease of $914,854, or 40%. The decrease was primarily attributable to a decrease in salaries and benefits of $630,636, a decrease in investor, public relations, and marketing expense of $94,475, and a decrease in office expense of $209,410 primarily attributable to reduced headcount and travel as further described below.

Salary and benefits costs were $554,182 for the three months ended June 30, 2023, as compared to $ 1,184,818 for the same period in 2022, a decrease of $630,636, or 53%. The decrease was comprised of: (a) decreased salaries of $499,473 attributable to furloughed and terminated employees; (b) a decrease commission and bonus expense of $93,664 due to the reversal of 2022 year-end bonuses; (c) decreased taxes and benefits of $75,835; and (d) decreased severance expense of $2,035. Offsetting these decreases was an increase in stock appreciation rights of $40,371.

Stock-based compensation was $138,489 for the three months ended June 30, 2023, as compared to $167,439 for the same period in 2022, a decrease of $28,950, or 17%. This decrease was primarily a result of forfeiture of options from former employees.

We incurred operations and research and development costs of $105,259 during the three months ended June 30, 2023, as compared to $146,885 in the same period in 2022, a decrease of $41,626, or 28%. The decrease was due to a decrease in operations costs of $14,755, and a decrease in research and development costs of $26,871. The decrease in operations costs related to fewer parts and material purchases in the second quarter of 2023. The decrease in research and development costs was primarily due to suspending consulting work with a third-party software vendor in connection with the development of our software-only product suite.

We incurred investor, public relations, and marketing costs of $57,824 during the three months ended June 30, 2023, as compared to $152,300 during the same period in 2022. The decrease of $94,476, or 62%, was due to a decrease in investor relations consulting costs of $35,212, a decrease in attendance at tradeshows and conferences of $48,094 due to fewer employees, and a decrease in marketing costs of $11,170.

We incurred organization costs of $38,240 during the three months ended June 30, 2023, as compared to $60,817 during the same period in 2022. The decrease of $22,577, or 37%, was primarily attributable to a decrease in non-employee director compensation of $15,926 primarily due to fewer stock options granted in 2023 and a decrease in shareholder services of $5,966.

Legal and professional fees incurred in the three months ended June 30, 2023 were $152,025, as compared to $144,528 incurred during the same period in 2022, an increase of $7,497, or 5%. This increase was a result of legal fees of $64,410 due to employment related matters, and legal and financial advisors engaged to assist in Sigma’s evaluation of a corporate transaction. Partially offsetting the increase was a decrease in consulting expenses from 2022 of $48,929 which were related to a manufacturing consultant, technical accounting support, HR consultant, and advisor to the Board of Directors, a decrease in accounting expenses of $3,555 and a decrease in IT service fees of $4,429 related to new employee setup fees in 2022.

Office expenses for the three months ended June 30, 2023, were $94,190 as compared to $303,600 for the same period in 2022, a decrease of $209,410, or 69%. The decrease resulted from: (a) decreased travel and entertainment expenses of $151,630; (b) decreased office supply expenses of $4,503; (c) decreased dues & subscriptions of $8,990; (d) decreased payroll services expense of $7,223; (e) decreased rent and utilities of $11,534; and (f) decreased training and education expense of $27,705. These decreases were the result of a reduction in the number of employees and no company-wide conference being held in 2023. Partially offsetting these decreases was an increase in postage and shipping expenses of $2,175 due to shipment of a PrintRite3D system to one of our partners in Europe.

Depreciation and amortization expense for the three months ended June 30, 2023 was $21,470, as compared to $29,861 for the same period in 2022, a decrease of $8,391, or 28%. The decrease was primarily the result of the increased life expectancy of our leased and consigned PrintRite3D systems.

Other operating expenses were $202,892 for the three months ended June 30, 2023, as compared to $89,177 for the same period in 2022. The $113,715 increase was primarily due to bad debt expense of $115,600 related to a customer receivable for which collectability is in doubt.

In the three months ended June 30, 2023, we realized net other expense of $4,075, as compared to net other expense of $11,330 in the same period in 2022. The decrease in net other expense of $7,255, was primarily due to lower foreign exchange rate losses in 2023.

Preferred dividends for the three months ended June 30, 2023 were $10,668, as compared to $14,220 for the same period in 2022. The decrease was due to fewer outstanding shares of preferred stock as a result of conversions to common shares.

Our net loss applicable to common stockholders for the three months ended June 30, 2023, was $1,318,782 as compared to $2,261,390 for the same period in 2022, a decrease of $942,608, or 42%. The decrease was primarily due to the decrease in the loss from operations of $931,821, a decrease in preferred dividends of $3,533, and a decrease in total other expenses of $7,255.

Six Months Ended June 30, 2023 and June 30, 2022

During the six months ended June 30, 2023, we recognized revenue of $227,202, as compared to $ 288,504 in the same period in 2022, a decrease of $61,302, or 21%. The decrease was due to decreased PrintRite3D sales of $49,701, decreased annual maintenance contract revenue of $5,829, and decreased on-site development and support of $56,043 as compared to the second quarter of 2022. Partially offsetting the decreases were an increase in PrintRite3D lease revenue of $14,171, an increase in PrintRite3D consulting services of $25,500, and an increase in RTE revenue of $10,600.

Our cost of revenue for the six months ended June 30, 2023 was $100,155, as compared to $ 233,166 for the same period in 2022, a decrease of $133,011, or 57%. The decrease was primarily attributable to fewer unit sales and installations in the second quarter of 2023 as compared to the second quarter of 2022.

Our total operating expenses for the six months ended June 30, 2023 were $3,212,715, as compared to $4,575,123 for the same period in 2022, a decrease of $1,362,408, or 30%. The decrease was primarily attributable to a decrease in salaries and benefits of $991,064, a decrease in investor, public relations, and marketing expense of $133,857, and a decrease in office expense of $260,343 primarily attributable to reduced headcount and travel as further described below.

Salary and benefits costs were $1,485,764 for the six months ended June 30, 2023, as compared to $ 2,476,828 for the same period in 2022, a decrease of $991,064, or 40%. The decrease was comprised of: (a) decreased salaries of $812,160 attributable to furloughed and terminated employees; (b) a decrease commission and bonus expense of $75,958 due to the reversal of 2022 year-end bonuses; (c) decreased taxes and benefits of $126,325; (d) decreased stock appreciation rights expense of $22,331 due to quarterly revaluation at March and June 2023. Partially offsetting these decreases was an increase in severance expense of $45,710.

Stock-based compensation was $363,339 for the six months ended June 30, 2023, as compared to $338,415 for the same period in 2022, a decrease of $24,924, or 7%. This decrease was primarily a result of forfeiture of options from former employees.

We incurred operations and research and development costs of $231,971 during the six months ended June 30, 2023, as compared to $290,303 in the same period in 2022, a decrease of $58,332, or 20%. The decrease was due to a decrease in operations costs of $56,840, and a decrease in research and development costs of $1,492. The decrease in operations costs related to fewer parts and material purchases in the second quarter of 2023. The decrease in research and development costs was primarily due to suspending consulting work with a third-party software vendor in connection with the development of our software-only product suite.

We incurred investor, public relations, and marketing costs of $112,768 during the six months ended June 30, 2023, as compared to $246,626 during the same period in 2022. The decrease of $133,856, or 54%, was primarily due to a decrease in investor relations consulting costs of $70,212, a decrease in attendance at tradeshows and conferences of $50,978 due to fewer employees, and a decrease in marketing costs of $12,666.

We incurred organization costs of $89,438 during the six months ended June 30, 2023, as compared to $119,566 during the same period in 2022. The decrease of $30,128, or 25% was attributable to a decrease in non-employee director compensation of $29,920 primarily due to fewer stock options granted in 2023 and a decrease in shareholder services of $872.

Legal and professional fees incurred in the six months ended June 30, 2023 were $336,276, as compared to $355,944 incurred during the same period in 2022, a decrease of $19,668, or 6%. This decrease was a result of a decrease in consulting expenses from 2022 of $174,434 which were related to a manufacturing consultant, technical accounting support, HR consultant, and an advisor to the Board of Directors, and a decrease in IT service fees of $7,158 related to new employee setup fees in 2022. Partially offsetting these decreases were an increase in legal fees of $155,875 due to employment related matters and legal and financial advisors engaged to assist in Sigma’s evaluation of strategic corporate transactions, and an increase in accounting fees of $6,049.

Office expenses for the six months ended June 30, 2023, were $248,689 as compared to $509,032 for the same period in 2022, a decrease of $260,343, or 51%. The decrease resulted primarily from:(a) decreased travel and entertainment expenses of $176,243; (b) decreased office supply expenses of $20,156; (c) decreased dues & subscriptions of $12,680; (d) decreased payroll services expense of $4,102; (e) decreased rent and utilities of $13,607; and (f) decreased training and education expense of $32,570. These decreases were all the result of a reduction in the number of employees and no company-wide conference being held in 2023.

Depreciation and amortization expense for the six months ended June 30, 2023 was $49,597, as compared to $61,445 for the same period in 2022, a decrease of $11,848, or 19%. The decrease was primarily the result of the increased life expectancy of our leased and consigned PrintRite3D systems.

Other operating expenses were $294,873 for the six months ended June 30, 2023, as compared to $176,964 for the same period in 2022. The $117,909 increase was primarily due to bad debt expense of $115,600 related to a customer receivable for which collectability is in doubt.

In the six months ended June 30, 2023, we realized net other income of $25,874, as compared to net other income of $65,220 in the same period in 2022. The decrease in net other income of $39,346, was primarily due to the New Mexico High Wage Tax credit of $76,628 received in 2022, partially offset by a write-off of accounts payable due to an unclaimed customer deposit in the first quarter of 2023.

Preferred dividends for the six months ended June 30, 2023 were $22,435, as compared to $28,440 for the same period in 2022. The decrease was due to fewer outstanding shares of preferred stock as a result of conversions to common shares.

Our net loss applicable to common stockholders for the six months ended June 30, 2023, was $3,082,229 as compared to $4,483,005 for the same period in 2022, a decrease of $1,400,776, or 31%. The decrease was primarily due to the decrease in the loss from operations of $1,434,117, and a decrease in preferred dividends of $6,005, partially offset by a decrease in total other income of $39,346.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of June 30, 2023, we had $368,443 in cash and working capital of $948,091, as compared with $2,845,931 in cash and working capital of $3,644,522 as of December 31, 2022.

As we reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2023, the Company estimates that it has sufficient cash and working capital to fund its scaled-back operations as described below through August 2023 only. Since June 30, 2023, the Company has reduced its employee headcount to five, discontinued all product development activities and ceased to pursue new customers. We continue to explore a possible reverse merger, sale of the Company or all or a portion of its assets, and other alternatives. There is no assurance, however, that we will be able to enter into a definitive agreement with respect to a possible transaction or sell the company or any of its assets or, if so, when or on what terms. If we fail to complete the sale of the Company or its assets or other strategic transaction in the immediate future, we will be forced to resort to the dissolution and liquidation or bankruptcy of the Company. For these reasons, there is substantial doubt about our ability to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $2,414,881 as compared to $4,314,503 during the same period in 2022, a decrease of $1,899,622, or 44.0%.

During the six months ended June 30, 2023, the net cash used in operating activities was the result of a net loss of $3,059,794 before preferred dividends, partially offset by changes in working capital of $218,943, and non-cash expenses of $425,970 related to depreciation and amortization of $49,597 and stock-based compensation of $376,373. Changes in working capital were driven by a decrease in accounts receivable of $326,166, a decrease in inventory of $10,909, an increase in accounts payable of $23,070, and an increase in deferred revenue of $7,115, partially offset by an increase in prepaid expenses of $31,879 and a decrease in accrued expenses of 116,438, primarily as a result of the reversal of bonus expense accrued in 2022. The decrease in accounts receivable was a result of cash collections from 2022 sales and the establishment of an allowance for doubtful accounts of $115,600, and the increase in prepaid expenses was due to deposits paid for a third-party software developer, legal and accounting advisors, and a tradeshow.

During the six months ended June 30, 2022, the net cash used in operating activities was the result of a net loss of $4,454,565 before preferred dividends and the use of cash for working capital of $327,730, partially offset non-cash expenses of $466,792 related to depreciation and amortization of $61,445 and stock-based compensation of $405,347. Changes in working capital were driven by an increase in inventory of $73,586, an increase in prepaid expenses of $17,197, a decrease in deferred revenue of $18,151, and a decrease in accrued expenses of $372,188 partially offset by a decrease in accounts receivable of $120,434 and an increase in accounts payable of $33,958. The decrease in accrued expenses was largely driven by the payment of incentive bonuses, and the decrease in accounts receivable was a result of cash collections from 2021 sales. Increases in inventory and prepaid expenses resulted from the stocking of long lead-time parts for planned production and payment of our annual Nasdaq listing fee, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $62,607, which compares to $199,045 of cash used in investing activities during the same period of 2022, a decrease of $136,438, or 68.6%. The decrease resulted from a decrease in patent costs of $10,074 and a decrease in purchases of property, plant and equipment of $126,364 during the first six months of 2023.

Net Cash Provided by Financing Activities

The Company did not raise any capital nor were there any warrant exercises during the six months ended June 30, 2023 or June 30, 2022.

Our ability to continue to fund our working capital needs will be dependent upon obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. On August 14, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Lake Street Capital Markets, LLC, or Lake Street, pursuant to which the Company may issue and sell from time to time through Lake Street, as sales agent, shares of our common stock having an aggregate offering price of up to $1,500,000 (the “Offering”). There is no assurance that we will be successful in obtaining additional funding from this Sales Agreement.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. No change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, as well as the following updated Risk Factor:

We have ceased all but essential business and operations while we pursue a possible strategic transaction.

We recently reduced our employee headcount via furloughs and layoffs to five employees, including our President and Chief Executive Officer and Chief Financial Officer and two key employees considered important to a possible sale of the company or all or a portion of its assets and support of current customers. We also have discontinued all product development activities and ceased to pursue new customers. As of July 31, 2023, we had cash on hand of approximately $365,489 including $135,000 of proceeds from the recent sale of equipment, which we believe will be sufficient to support our current customers and pay employee costs and other anticipated expenses through August 31, 2023. In the meantime, we continue to explore a possible reverse merger, sale of the company or all or a portion of its assets, and other alternatives.

There is no assurance that we will be able to enter into a definitive agreement with respect to a possible transaction or sell the company or any of its assets or, if so, on what terms, or avoid our dissolution and liquidation or bankruptcy.

We have received several written, non-binding proposals to purchase selected assets of the company or acquire the company in a merger or reverse merger and are in talks regarding the respective proposals. As of this date, we have not entered into a definitive agreement regarding a possible transaction and there is no assurance, that we will be able to enter into a definitive agreement with respect to a possible transaction or sell the company or any of its assets or, if so, when, or on what terms, or avoid our dissolution and liquidation or bankruptcy.

If we are unable to sell the company or its assets through one or more transactions, we will require additional financing to continue our operations, and there is substantial doubt regarding our ability to continue as a going concern.

We believe our cash on hand of approximately $365,489, including $135,000 of proceeds from the recent sale of equipment, and anticipated revenues, each as of July 31, 2023, are sufficient to fund our remaining anticipated operating costs and capital expenditure requirements only through August 31, 2023. If we are unable to sell the company or its assets through one or more transactions, we will need to raise additional financing to fund our operations, maintain compliance with NASDAQ listing requirements and continue our business operations. Except for the sales agreement with the sales agent in connection with our At-the Market offering, we have no current understanding or arrangement to obtain any additional financing. In light of the foregoing, there is substantial doubt our ability to continue as a going concern and the report of our registered independent public accounting firm on our financial statements as of and for the year ended December 31, 2022 contains a going concern qualification.

We may be unable to protect our intellectual property rights.

Our success depends in part on the ability to protect our intellectual property and proprietary technology, and the enforcement of intellectual property rights is subject to considerable uncertainty and can be expensive and time-consuming. For example, we recently notified two companies that we believe their respective products use our patented technology and offered to discuss their licensing of our technology. We have received no constructive response to our offer, however, and no decision has been made with respect to any further action to address these matters.

There is no assurance that we will satisfy NASDAQ’s continued listing requirements, and our common stock could be delisted.

On October 14, 2022, NASDAQ notified us that the closing bid price for our common stock had been below $1.00 per share for 30 consecutive business days, and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notice indicated that the Company has 180 calendar days, or until April 12, 2023, to regain compliance with this requirement.

Although our common stock had not regained compliance with the minimum $1.00 bid price per share requirement, on April 13, 2023, NASDAQ notified us that it had granted us an additional 180 days, or until October 9, 2023, to regain compliance with Nasdaq Listing Rule 550(a)(2), based on our meeting the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. According to NASDAQ’s notice, if at any time during this additional time period the closing bid price of shares of our common stock is at least $1.00 for a minimum of 10 consecutive business days, NASDAQ will provide written confirmation of compliance with its listing requirements, and this matter will be closed.

If we choose to implement a reverse stock split, it must be completed no later than ten business days prior to October 9, 2023 to timely regain compliance with NASDAQ’s listing requirements. If it appears to NASDAQ that we will not be able to cure our non-compliance with its listing standards, or if we are otherwise not eligible for listing on NASDAQ, NASDAQ will notify us that our common stock will be subject to delisting.

Our stockholders’ equity as of June 30, 2023 was below NASDAQ’s $2.5 million minimum stockholders’ equity continued listing standard, and we anticipate receiving notice from NASDAQ to the effect that we will have 45 days to submit a plan for regaining compliance with this continued listing standard. If we are able to submit a plan acceptable to NASDAQ, we expect to be granted additional time to regain compliance with the minimum stockholders’ equity requirement for continued listing.

If we fail to satisfy NASDAQ requirements for continued listing, NASDAQ could provide notice that shares of our common stock will become subject to delisting. In such an event, NASDAQ rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a NASDAQ Hearings Panel. If our securities are de-listed from NASDAQ, our stockholders could incur material, adverse consequences such as difficulty selling their shares of our common stock and reduced market prices for their shares. De-listing is also likely to have a material, adverse effect on our ability to sell and issue shares of our common stock in order to fund our operations, if any.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

10.1	Form of Indemnification Agreement with directors and officers of Sigma Additive Solutions, Inc. (formerly Sigma Labs, Inc.) (incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-1 (File. No. 333-212735) filed on July 28, 2016.*

31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA ADDITIVE SOLUTIONS, INC.

August 14, 2023	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

