Form 10-Q
period 2023-09-30
SIGMA ADDITIVE SOLUTIONS, INC.
filed 2023-11-13
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 10, 2023, the issuer had 780,423 shares of common stock outstanding.

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Sigma Additive Solutions, Inc.

Condensed Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current Assets:
Cash	$556,087	$2,845,931
Accounts Receivable, net	59,000	371,620
Inventory	775,066	950,943
Prepaid Assets	37,833	105,226
Total Current Assets	1,427,986	4,273,720

Other Assets:
Property and Equipment, net	161,971	304,903
Intangible Assets, net	1,247,697	1,125,285
Total Other Assets	1,409,668	1,430,188

TOTAL ASSETS	$2,837,654	$5,703,908

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$607,212	$277,492
Deferred Revenue	111,082	120,073
Accrued Expenses	145,306	231,633
Total Current Liabilities	863,600	629,198

TOTAL LIABILITIES	863,600	629,198

Commitments & Contingencies	-	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 316 and 465 shares issued and outstanding, respectively	1	1
Common Stock, $ 0.001 par value; 1,200,000 shares authorized; 651,536 and 524,940 shares issued and outstanding, respectively	652	525
Additional Paid-In Capital	55,380,026	54,416,668
Accumulated Deficit	(53,406,625)	(49,342,484)
Total Stockholders’ Equity	1,974,054	5,074,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,837,654	$5,703,908

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES	$141,988	$188,245	$369,188	$476,749

COST OF REVENUE	176,116	79,713	276,270	312,879

GROSS PROFIT	(34,128)	108,532	92,918	163,870

OPERATING EXPENSES:
Salaries & Benefits	288,894	1,227,805	1,774,658	3,704,633
Stock-Based Compensation	84,078	275,418	447,417	613,833
Operations and R&D Costs	245	152,245	232,216	442,548
Investor, Public Relations and Marketing	15,797	46,832	128,565	293,458
Organization Costs	47,580	140,522	137,017	260,088
Legal & Professional Service Fees	251,265	252,886	587,541	608,830
Office Expenses	61,077	183,608	309,765	692,640
Depreciation & Amortization	24,554	26,857	74,151	88,302
Other Operating Expenses	92,709	86,783	387,582	263,747
Total Operating Expenses	866,199	2,392,956	4,078,912	6,968,079

LOSS FROM OPERATIONS	(900,327)	(2,284,424)	(3,985,994)	(6,804,209)

OTHER INCOME (EXPENSE)
Interest Income	-	278	17	3,025
State Incentives	-	-	-	76,628
Exchange Rate Gain (Loss)	(4)	(6,184)	(3,356)	(16,950)
Interest Expense	(3,235)	(1,978)	(9,706)	(5,367)
Other Income	31,905	-	67,584	-
Total Other Income (Expense)	28,666	(7,884)	54,539	57,336

LOSS BEFORE PROVISION FOR INCOME TAXES	(871,661)	(2,292,308)	(3,931,455)	(6,746,873)

Provision for income Taxes	-	-	-	-

Net Loss	$(871,661)	$(2,292,308)	$(3,931,455)	$(6,746,873)

Preferred Dividends	(10,687)	(14,220)	(33,122)	(42,660)

Net Loss Applicable to Common Stockholders	$(882,348)	$(2,306,528)	$(3,964,577)	$(6,789,533)

Net Loss per Common Share – Basic and Diluted	$(1.57)	$(4.39)	$(7.28)	$(12.93)

Weighted Average Number of Shares Outstanding – Basic and Diluted	560,310	524,940	544,587	524,940

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Statement of Stockholders’ Equity

For the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022

(Unaudited)

For the Three Months Ended September 30, 2023 and September 30, 2022

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30 , 2023	316	1	538,636	539	54,915,026	(52,524,277)	2,391,289
Net Loss	-	-	-	-	-	(871,661)	(871,661)
Common Shares Sold in Public Offering	-	-	72,721	73	453,562	-	453,635
Offering Costs	-	-	-	-	(89,080)	-	(89,080)
Round-Up Shares Issued in Connection with Reverse Split			40,179	40	(40)	-	-
Preferred Stock Dividends	-	-	-	-	10,687	(10,687)	-
Stock Options Issued to Directors for Services	-	-	-	-	5,793	-	5,793
Stock Options Issued to Employees	-	-	-	-	84,078	-	84,078

Balances, September 30, 2023	316	1	651,536	652	55,380,026	(53,406,625)	1,974,054

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, June 30, 2022	465	$1	524,940	$525	$53,886,192	$(45,076,185)	$8,810,533
Net Loss	-	-	-	-	-	(2,292,308)	(2,292,308)
Preferred Stock Dividends	-	-	-	-	14,220	(14,220)	-
Stock Options Issued for Third Party Services	-	-	-	-	973	-	973
Stock Options Awarded to Directors for Services	-	-	-	-	27,152	-	27,152
Stock Options Awarded to Employees	-	-	-	-	275,418	-	275,418

Balances September 30, 2022	465	$1	524,940	$525	$54,203,955	$(47,382,713)	$6,821,768

For the Nine Months Ended September 30, 2023 and September 30, 2022

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2022	465	$1	524,940	$525	$54,416,668	$(49,342,484)	$5,074,710
Net Loss	-	-	-	-	-	(3,931,455)	(3,931,455)
Common Shares Sold in Public Offering	-	-	72,721	73	453,562	-	453,635
Offering Costs	-	-	-	-	(89,080)	-	(89,080)
Round-Up Shares Issued in Connection with Reverse Split	-	-	40,179	40	(40)	-	-
Preferred Stock Dividends	-	-	2,195	2	33,120	(33,122)	-
Common Shares Issued for Conversion of Preferred Stock	(149)	-	11,501	12	(12)	-	-
Common Warrant Issued for Conversion of Preferred Stock	-	-	-	-	99,564	(99,564)	-
Stock Options Issued to Directors for Services	-	-	-	-	19,316	-	19,316
Stock Options Issued for Third Party Services	-	-	-	-	(489)	-	(489)
Stock Options Issued to Employees	-	-	-	-	447,417	-	447,417

Balances, September 30, 2023	316	1	651,536	652	55,380,026	(53,406,625)	1,974,054

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, December 31, 2021	465	$1	524,940	$525	$53,452,405	$(40,593,180)	$12,859,751
Net Loss	-	-	-	-	-	(6,746,873)	(6,746,873)
Preferred Stock Dividends	-	-	-	-	42,660	(42,660)	-
Stock Options Issued to Directors for Services	-	-	-	-	70,594	-	70,594
Stock Options Issued for Third Party Services	-	-	-	-	24,463	-	24,463
Stock Options Issued to Employees	-	-	-	-	613,833	-	613,833

Balances, September 30, 2022	465	$1	524,940	$525	$54,203,955	$(47,382,713)	$6,821,768

See accompanying notes to condensed financial statements.

Sigma Additive Solutions, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net Loss	$(3,931,455)	$(6,746,873)
Adjustments to reconcile Net Loss to Net Cash used in operating activities:
Noncash Expenses:
Depreciation and Amortization	74,151	88,302
Stock Based Compensation - Employees	447,417	613,833
Stock Based Compensation - Third Party Services	(489)	24,463
Stock Based Compensation - Directors	19,316	70,594
Gain on Sale of Property and Equipment	(28,632)	-
Change in assets and liabilities:
Accounts Receivable	312,620	44,422
Inventory	175,877	(257,352)
Prepaid Assets	67,393	(63,446)
Accounts Payable	372,236	197,105
Deferred Revenue	(8,991)	(19,166)
Accrued Expenses	(86,327)	(338,297)
NET CASH USED IN OPERATING ACTIVITIES	(2,586,884)	(6,386,415)

INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(83,848)
Proceeds from Sale of Property and Equipment	78,000	-
Purchase of Intangible Assets	(145,515)	(176,104)
NET CASH USED IN INVESTING ACTIVITIES	(67,515)	(259,952)

FINANCING ACTIVITIES
Gross Proceeds from Public Issuance of Comon Stock	453,635	-
Offering Costs	(89,080)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	364,555	-

NET CHANGE IN CASH FOR PERIOD	(2,289,844)	(6,646,367)

CASH AT BEGINNING OF PERIOD	2,845,931	11,447,047

CASH AT END OF PERIOD	$556,087	$4,800,680

Supplemental Disclosures:
Noncash investing and financing activities disclosure:
Preferred Stock Dividends	$33,122	$42,660
Conversion of Preferred Shares to Common Shares	$188,830	$-
Other noncash operating activities disclosure:
Issuance of Securities for Services	$18,827	$95,057
Disclosure of cash paid for:
Interest	$9,706	$5,367
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

SIGMA ADDITIVE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2023

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

Reverse Stock Split - Effective September 22, 2023, we effected a 1-for-20 reverse stock split of the outstanding shares of our common stock and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. The effects of the reverse stock split have been retroactively reflected in all periods presented.

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2023 and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the December 31, 2022 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

Going Concern – The Company has sustained losses and had negative cash flows from operating activities since its inception.

On September 7, 2023, we raised $364,555 in net proceeds pursuant to our At-The-Market Issuance Sales Agreement, or ATM Agreement, and on October 13, 2023, we raised an additional $772,468 in net proceeds. With these additional proceeds, the Company estimates that it has sufficient cash and working capital to fund its scaled-back operations as described below pending the completion of our acquisition of NextTrip Holdings, Inc. and sale of assets to Divergent Technologies, Inc., or through March 2024. The Company reduced its employee headcount, and discontinued product development activities for the time being to ensure lowered expenses. The Company is continuing to operate and support its existing customers who have maintenance agreements and leases in place, supporting new installations in the field, and actively seeking potential sales of the PrintRite3D systems and software to customers who have lease agreements in place, systems on consignment, or otherwise express interest in Sigma’s products available for sale. The Company completed two such sales in the quarter ended September 30, 2023, and believes additional sales are achievable going forward as we progress towards closing the pending transactions. There is no assurance, however, that we will be able to close either transaction. If we fail to complete the acquisition of NextTrip Holdings, Inc., we intend to proceed with the sale of assets to Divergent Technologies, Inc. and may seek to undertake another strategic transaction, if possible, or the dissolution and liquidation or the bankruptcy of the Company. For these reasons, there is substantial doubt about our ability to continue as a going concern.

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At September 30, 2023 and 2022, the Company had the following common shares underlying these instruments:

	September 30,
	2023	2022
Warrants	222,043	191,164
Stock Options	90,727	89,247
Preferred Stock	3,069	7,446
Total Underlying Common Shares	315,839	287,857

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of potentially dilutive shares for the periods shown:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Net Loss Per Common Share – Basic and Diluted	$(1.57)	$(4.39)	$(7.28)	$(12.93)

Loss Applicable to Common Stockholders (numerator)	$(882,348)	$(2,306,528)	$(3,964,577)	$(6,789,533)

Weighted Average Number of Common. Shares Outstanding Used in Loss Per Share During the Period (denominator)	560,310	524,940	544,587	524,940

Accounting Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. Significant accounting estimates that may materially change in the near future are impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts and inventory obsolescence.

Leases – The Company leases office space from third parties. The Company determines if a contract is a lease at inception. A contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term begins on the commencement date, which is the date the Company takes possession of the asset and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Leases are classified as operating or finance leases based on factors such as the lease term, lease payments, and the economic life, fair value and estimated residual value of the asset. Where leases include an option to purchase the leased asset at the end of the lease term, this is assessed as a part of the Company’s lease classification determination. The Company has month-to-month leases only, cancellable upon 45 days’ notice. Therefore, the Company has elected the short-term lease recognition exemption for all leases, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term.

Long-Lived and Intangible Assets – Long-lived assets and certain identifiable definite life intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of its long-lived assets based on estimated future cash flows and the estimated liquidation value of such long-lived assets and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived assets. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. No patents were written off in the third quarter of 2023 or in fiscal 2022. Utility patents are amortized over a 17-year period. Patents which are pending are not amortized.

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

Revenue from these operating leases for the three and nine months ended September 30, 2023 was $8,503 and $36,846, respectively.

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. As of September 30, 2023 and September 30, 2022, the Company had established an allowance for doubtful accounts of $115,600 and $0, respectively.

Minimum Lease Payments Receivable

Minimum lease payments receivable for the succeeding years ending December 31 are as follows:

Year ending December 31,	Amount
2023 (remaining)	$8,503
2024	8,503
2025	-
2026	-
Thereafter	-
Total	$17,006

Equipment Underlying Operating Leases:

Equipment under operating leases as of September 30, 2023 was comprised of the following:

September 30, 2023
PrintRite3D Hardware	$77,208
Accumulated Depreciation	(15,203)
Net Book Value	$62,005

The Company is depreciating the underlying equipment over its useful life of 7 years, but certain subassemblies and components may have a longer economic life.

NOTE 2 – Inventory

At September 30, 2023 and December 31, 2022, the Company’s inventory comprised the following:

	September 30, 2023	December 31, 2022
Raw Materials	$283,401	$294,194
Work in Process	108,776	140,723
Finished Goods	382,889	516,026
Total Inventory	$775,066	$950,943

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

During the nine months ended September 30, 2023, $43,530 of costs related to patents issued during the quarter were reclassified from provisional patent application to patents and began to be amortized as of the date of issue.

The following is a summary of definite-life intangible assets less accumulated amortization as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023	December 31, 2022
Provisional Patent Applications	$777,235	$675,251
Patents	568,280	524,750
Less: Accumulated Amortization	(97,818)	(74,716)

Net Intangible Assets	$1,247,697	$1,125,285

Amortization expense on intangible assets was $23,102 and $17,010 for the nine months ended September 30, 2023 and 2022, respectively.

The estimated aggregate amortization expense for years ending December 31 is as follows:

2023 (Remaining)	$8,033
2024	32,131
2025	32,131
2026	32,131
Thereafter	366,036

$470,462

NOTE 4 – Stockholders’ Equity

Common Stock

Effective September 22, 2023, we effected a 1-for-20 reverse stock split of the outstanding shares of our common stock and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. In connection with the reverse split, we issued 40,197 common shares to round-up fractional shares to the nearest whole share.

The effects of the reverse stock split have been retroactively reflected in all periods presented.

In the third quarter of 2023, the Company sold 72,721 shares of common stock through our ATM Agreement, resulting in net proceeds of $364,555.

In the first quarter of 2023, the Company issued 11,380 shares of common stock in exchange for the conversion of 132 shares of Series D Convertible Preferred Stock and 2,161 shares of common stock as in-kind payment of dividends thereon.

Also in the first quarter of 2023, the Company issued 122 shares of common stock in exchange for the conversion of 17 shares of Series E Convertible Preferred Stock and 33 shares of common stock as in-kind payment of dividends thereon.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 316 and 465 shares were issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

In January 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Institutional Private Placement”), pursuant to which the Company issued and sold 1,640 shares of the Company’s newly created Series D Convertible Preferred Stock (the “Series D Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a rate of 9% per annum (subject to increase upon the occurrence (and during the continuance) of certain triggering events described therein) and are payable monthly in kind by the increase of the stated value of the Series D Preferred Shares by said amount. The holders of the Series D Preferred Shares have the right at any time to convert all or a portion of the Series D Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at the conversion price then in effect, which was $6.00 as of September 30, 2023 (subject to adjustment for stock splits, dividends, recapitalizations and similar events and full ratchet price protection in the event the Company issues or sells, or is deemed to have issued or sold, shares of Common Stock for a consideration per share less than a price equal to the conversion price then in effect).

On January 27, 2023, the holder of the remaining 132 outstanding shares of Series D Preferred Stock elected to convert such shares, which resulted in the issuance of 13,541 shares of common stock.

At September 30, 2023, there were no shares of Series D Preferred Stock outstanding.

Concurrent with the Institutional Private Placement, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold to certain of its directors and the Company’s then largest stockholder 333 shares of the Company’s newly created Series E Convertible Preferred Stock (the “Series E Preferred Stock”) at an initial stated value of $1,000 per share. Dividends accrue at a dividend rate of 9% per annum and are payable monthly in kind by the increase of the stated value of the Series E Preferred Stock by said amount. The Series E Preferred Stock is initially convertible into 2,428 shares of common stock (subject to adjustment for stock splits, dividends, recapitalizations and similar events).

On January 23, 2023, the holder of 17 shares of Series E Preferred Stock elected to convert such shares, which resulted in the issuance of 155 shares of common stock.

At September 30, 2023, 316 shares of Series E Preferred Stock were outstanding, which were convertible into 3,069 shares of common stock, including in-kind dividends thereon.

Stock Options

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of September 30, 2023.

On January 26, 2023, the Company granted options to its non-employee directors to purchase up to an aggregate of 2,620 shares of common stock at an exercise price of $11.60. As of September 30, 2023, 75% of such grants were fully vested and exercisable, and the remaining 25% will vest on December 31, 2023, subject to the directors remaining in our service through such date.

On January 26, 2023, the Company granted 19 employees options to purchase up to an aggregate of 19,065 shares of common stock in connection with their employment. The options have an exercise price of $11.60, vested as to 50% on the date of the grant, and will vest as to the remaining 50% in equal monthly installments over the subsequent 23 months, provided that the employees remain employed by the Company through such dates.

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

Total stock-based compensation expense included in the statements of operations for the nine months ended September 30, 2023 and 2022 was $447,417 and $613,833 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the nine months ended September 30, 2023, and 2022:

	2023	2022
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.05%	0.95 -3.23%
Expected volatility	100.23-100.25%	106.40 -109.97%
Expected life (in years)	5	5

Option activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at December 31, 2021	69,795	84.80	3.89	-
Granted	24,374	50.00	4.43	-
Exercised	-	-	-	-
Forfeited or cancelled	(4,216)	87.80	-	-
Options outstanding at December 31, 2022	89,953	75.20	3.30	-
Granted	21,704	11.60	4.32	-
Exercised	-	-	-	-
Forfeited or cancelled	(20,930)	68.59	-	-
Options outstanding at September 30, 2023	90,727	61.58	2.96	-
Options unvested at September 30, 2023	15,876	37.11	3.83	-
Options vested at September 30, 2023	74,851	66.76	2.78	-
Options outstanding at September 30, 2023	90,727	61.58	2.96	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At September 30, 2023, no option had an exercise price below the $3.06 closing price of our common stock as reported on The Nasdaq Capital Market.

At September 30, 2023, there was $278,132 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 1.26 years.

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

The Company did not grant any SAR’s during the nine months ended September 30, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

The fair value of SAR awards was estimated using the Black-Scholes model with the following weighted average assumptions for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	2023	2022
Dividend yield	-	0.00%
Risk-free interest rate	-	0.82-2.79%
Expected volatility	-	108.0-119.0%
Expected life (in years)	-	5

SARs activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at December 31, 2021	18,532	63.00	4.24	-
Granted	40,743	36.20	4.48	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,386)	58.20	-	-
SARs outstanding at December 31, 2022	57,889	44.20	4.11	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(17,432)	43.03-	-	-
SARs outstanding September 30, 2023	40,457	44.75	3.40	-
SARs unvested at September 30, 2023	17,051	54.92	3.04	-
SARs vested at September 30, 2023	23,406	37.35	3.66	-
SARs outstanding at September 30, 2023	40,457	44.75	3.40	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At September 30, 2023, no SAR had an exercise price below the $3.06 closing price of our common stock as reported on The Nasdaq Capital Market.

At September 30, 2023, there was $396,579 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 1.51 years.

Warrants

Warrant activity for the nine months ended September 30, 2023 and the year ended December 31, 2022 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at December 31, 2021	199,397	122.00	2.10
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(8,233)	-	-
Warrants outstanding at December 31, 2022	191,164	93.24	1.19
Granted	151,483	6.42	2.19
Exercised	-	-	-
Forfeited or cancelled	(120,604)	90.72	-
Warrants outstanding at September 30, 2023	222,043	26.48	2.07

NOTE 5 - Subsequent Events

On October 13, 2023, the Company raised $772,468 in net proceeds by selling 128,887 common shares pursuant to its ATM Agreement.

On October 6, 2023, the Company entered into a definitive asset purchase agreement (“APA”) with Divergent Technologies, Inc., or Divergent, pursuant to which have agreed to sell to Divergent, and Divergent has agreed to purchase from us, certain assets consisting primarily of patents, software code and other intellectual property for a purchase price of $1,626,242, including a $37,000 earnest-money deposit previously paid to us by Divergent.

The parties’ respective obligations to close are subject to the accuracy of the parties’ respective representations and warranties and performance of their respective covenants and satisfaction or waiver of other customary conditions specified in the Asset Purchase Agreement.

The Asset Purchase Agreement contains customary representations and warranties which will survive for one year following the closing. The Asset Purchase Agreement also contains restrictive covenants regarding the conduct of our business pending the closing.

In the interim, between the signing date and closing date or termination of the Asset Purchase Agreement, we have granted Divergent a non-exclusive, non-transferable, non-sublicensable (except to Divergent customers and affiliates), limited, irrevocable (except in connection with the termination of the Asset Purchase Agreement in certain circumstances), worldwide, royalty-free license to the “Licensed IP” (as defined) for testing, evaluation, and commercialization purposes.

On October 12, 2023, the Company entered into a definitive Share Exchange Agreement for the acquisition of NextTrip Holdings, Inc., a travel technology company based in Sunrise, Florida (“NextTrip”). Pursuant to the terms and conditions of the Agreement, Sigma will acquire 100% of the capital stock of NextTrip in exchange for shares of Sigma common stock constituting 19.99% of its outstanding common stock plus additional contingent shares of Sigma common stock upon the achievement of post-closing milestones tied to the business performance of NextTrip. Assuming all business milestones are achieved, the equity owners of NextTrip will receive a total of 6 million shares of our common stock, resulting in existing Sigma holders retaining, on a pro forma basis, approximately 9.8% of the total outstanding shares immediately following the issuance of such shares.

The parties’ respective obligations to close the Acquisition are subject to the satisfaction or waiver of various conditions specified in the Share Exchange Agreement. The conditions include approval by Sigma shareholders of the issuance of the Exchange Shares as required by applicable listing standards of The Nasdaq Capital Market, or Nasdaq, amendments to our amended and restated articles of incorporation to change our name and to increase our authorized common stock, and the continued listing or our common stock on Nasdaq, as well as customary other closing conditions.

The Share Exchange Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature which will not survive the closing of the Acquisition. The Share Exchange Agreement also contains customary covenants regarding the conduct of the respective businesses of Sigma and NextTrip pending the closing of the Acquisition. The Share Exchange Agreement permits us to sell our quality assurance software assets at or after the closing of the Acquisition as contemplated by our Asset Purchase Agreement with Divergent Technologies, Inc.

Both transactions are expected to be completed in the fourth quarter of 2023, subject to shareholder approvals and other customary closing conditions.

On October 6, 2023, Nasdaq Listing Qualifications (“Nasdaq”) notified the Company that it had regained compliance with the minimum bid price Listing Rule 5550(a)(2) as the Company’s closing bid price of its common stock had been at or greater than $1.00 per share for ten consecutive business days following the effective date of the Company’s reverse stock split. Nasdaq further notified the Company that the matter is closed.

On August 17, 2023, the Company received notice from Nasdaq that because our stockholders’ equity as of June 30, 2023 was $2,391,289, we no longer comply with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain minimum stockholders’ equity of $2,500,000, and do not meet the alternatives of market value of listed securities or net income from continuing operations. The notice stated that under Nasdaq Rules, we have 45 calendar days to submit a plan to regain compliance and that if our plan is accepted, Nasdaq can grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance.

On October 2, 2023, the Company submitted its plan to regain compliance to Nasdaq and requested an extension to February 13, 2024 to evidence compliance with the Rule and all other applicable criteria for continued listing on Nasdaq.

On October 23, 2023, Nasdaq informed the Company that based on the submission, it had granted the requested extension until February 13, 2024 to demonstrate compliance with the Rule. Nasdaq further informed the Company that if the Company fails to evidence compliance upon filing its periodic report for the quarter ended March 31, 2024 with the SEC and Nasdaq, the Company may be subject to delisting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding the pending strategic transactions or the possible dissolution and liquidation or bankruptcy of the Company. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report.

Corporation Information

We were incorporated as Messidor Limited in Nevada on December 23, 1985, and changed our name to Framewaves Inc. in 2001. On September 27, 2010, we changed our name to Sigma Labs, Inc. We commenced our current business operations in 2010. On May 17, 2022, we began doing business as Sigma Additive Solutions, and on August 9, 2022, changed our name to Sigma Additive Solutions, Inc.

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

Accounts Receivable and Allowance for Doubtful Accounts - Trade accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. We determine the allowance for doubtful accounts by identifying potential troubled accounts and by using historical experience and future expectations applied to an aging of accounts. Trade accounts receivable are written off when deemed uncollectible. Recoveries of trade accounts receivable previously written off are recorded as income when received. As of September 30, 2023 and September 30, 2022, the Company has established an allowance for doubtful accounts of $115,000 and $0, respectively.

Inventory Valuation - Inventories consist of raw materials used in the production of customized parts, work-in-process and finished goods components which will be sold to customers. Inventories are valued at the lower of cost or net realizable value, using the first-in, first-out method. Charges for obsolete inventory are based on identification of specific items resulting from regular, on ongoing reviews of our inventory.

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

In our Current Report filed with the SEC on October 13, 2023, we reported that we had entered into an Asset Purchase Agreement with Divergent Technologies, Inc., or Divergent, pursuant to which have agreed to sell to Divergent, and Divergent has agreed to purchase from us, certain assets consisting primarily of patents, software code and other intellectual property for a purchase price of $1,626,242, including a $37,000 earnest-money deposit previously paid to us by Divergent. The closing under the Asset Purchase Agreement is expected to occur subsequent to the closing or termination of our acquisition of NextTrip Holdings, Inc.

The parties’ respective obligations to close are subject to the accuracy of the parties’ respective representations and warranties and performance of their respective covenants and satisfaction or waiver of other customary conditions specified in the Asset Purchase Agreement.

In our additional Current Report filed with the SEC on October 13, 2023, On October 12, 2023, we reported that we had entered into a Share Exchange Agreement with NextTrip Holdings, Inc., pursuant to which we will acquire NextTrip (the “Acquisition”) in exchange for shares of our common stock, which we refer to as the Exchange Shares, subject to approval of our shareholders and other conditions described below. As a result, NextTrip will become a wholly owned subsidiary of Sigma, which is expected to change its corporate name to “NextTrip, Inc.” following the Acquisition.

Upon the closing of the Acquisition, the shareholders of NextTrip will be issued a number of Exchange Shares equal to 19.99% of our issued and outstanding shares of common stock immediately prior to the closing. Under the Share Exchange Agreement, the NextTrip shareholders will be entitled to receive additional shares of our common stock, referred to as the Contingent Shares, subject to NextTrip’s achievement of future business milestones specified in the Share Exchange Agreement.

Alternatively, independent of the aforementioned milestones, for each month during the fifteen (15) month period following the closing date that in which $1,000,000 or more in gross travel bookings are generated by the combined company, to the extent not previously issued, the Contingent Shares will be issuable up to the maximum Contingent Shares issuable under the Share Exchange Agreement.

The Contingent Shares, together with the shares of our common stock issued at the closing, will not exceed 6,000,000 shares of our common stock, or approximately 90.2% of our issued and outstanding shares of common stock immediately following the issuance of such shares. Assuming all the business milestones are achieved and no other change in our outstanding shares, Sigma shareholders will retain approximately 9.8% of the Company’s outstanding shares immediately following the issuance of such shares.

The parties’ respective obligations to close the Acquisition are subject to the satisfaction or waiver of various conditions specified in the Share Exchange Agreement. The conditions include approval by Sigma shareholders of the issuance of the Exchange Shares as required by applicable listing standards of Nasdaq, amendments to our amended and restated articles of incorporation to change our name as described above and to increase our authorized common stock, the continued listing or our common stock on Nasdaq, as well as customary other closing conditions.

The Agreement contains representations and warranties and covenants of the parties customary for a transaction of this nature which will not survive the closing of the Acquisition. The Share Exchange Agreement also contains customary covenants regarding the conduct of the respective businesses of Sigma and NextTrip pending the closing of the Acquisition. The Share Exchange Agreement permits us to sell our quality assurance software assets at or after the closing of the Acquisition as contemplated by our Asset Purchase Agreement with Divergent Technologies, Inc.

The Share Exchange Agreement may be terminated by the parties by mutual agreement or by a party in the event of a breach of the other party’s representations, warranties or covenants, subject to certain exceptions, or if the Acquisition is not completed by December 31, 2023.

Results of Operations

Three Months Ended September 30, 2023 and September 30, 2022

During the three months ended September 30, 2023, we recognized revenue of $141,988, as compared to $ 188,245 in the same period in 2022, a decrease of $46,257, or 25%. The decrease was due to decreased PrintRite3D sales of $41,595, and decreased annual maintenance contract revenue of $13,560, as compared to the third quarter of 2022. Partially offsetting the decreases were increases in PrintRite3D lease revenue of $5,669, and on-site development and support revenue of $3,229.

Our cost of revenue for the three months ended September 30, 2023 was $176,116, as compared to $79,713 for the same period in 2022, an increase of $96,403, or 121%. The increase was primarily attributable to the cost of a new quad laser intended for a lease that was sold at a discounted price in the third quarter of 2023 as compared to the third quarter of 2022.

Our total operating expenses for the three months ended September 30, 2023 were $866,199, as compared to $2,392,956 for the same period in 2022, a decrease of $1,526,757, or 64%. The decrease was primarily attributable to a decrease in salaries and benefits of $938,911, a decrease in stock-based compensation of $191,340, a decrease in operations and R&D costs of $152,000, a decrease in organization costs of $92,942, and a decrease in office expense of $119,531 primarily attributable to reduced headcount and travel as further described below.

Salary and benefits costs were $288,894 for the three months ended September 30, 2023, as compared to $1,227,805 for the same period in 2022, a decrease of $938,911, or 77%. The decrease was attributable to: (a) decreased salaries of $705,631 attributable to furloughed and terminated employees; (b) a decrease in commission and bonus expense of $37,405; (c) decreased taxes and benefits of $117,025; (d) decreased severance expense of $30,301; and (e) a decrease in stock appreciation rights of $48,549.

Stock-based compensation was $84,078 for the three months ended September 30, 2023, as compared to $275,418 for the same period in 2022, a decrease of $191,340, or 70%. This decrease was primarily a result of forfeitures of unvested options by former employees.

We incurred operations and research and development costs of $245 during the three months ended September 30, 2023, as compared to $152,245 in the same period in 2022, a decrease of $152,000. The decrease was due to decreasing operations and R&D work as we have shifted our focus to closing our two corporate transactions and supporting existing customers.

We incurred investor, public relations, and marketing costs of $15,797 during the three months ended September 30, 2023, as compared to $46,832 during the same period in 2022. The decrease of $31,035, or 66%, was due to a decrease in investor relations consulting costs of $22,609 as a result of renegotiated lower monthly fees and a decrease in marketing costs of $8,426.

We incurred organization costs of $47,580 during the three months ended September 30, 2023, as compared to $140,522 during the same period in 2022. The decrease of $92,942, or 66%, was primarily attributable to a decrease in non-employee director compensation of $21,359 primarily due to fewer stock options granted in 2023 and a decrease in shareholder services costs of $72,785 due to a change in timing of our annual shareholders’ meeting from the third quarter of 2022 to the fourth quarter of 2023. Partially offsetting these decreases was an increase in regulatory compliance fees of $1,202.

Legal and professional fees incurred in the three months ended September 30, 2023 were $251,265, as compared to $252,886 during the same period in 2022, a decrease of $1,621. This decrease was primarily a result of decreased recruiting fees of $74,250, and a decrease in consulting expenses of $47,754 for an advisor to the board of directors and a marketing consultant. Partially offsetting these decreases was an increase in legal expenses fees of $116,426 due to employment related matters and legal and financial advisors engaged to assist in Sigma’s evaluation of corporate transactions, and an increase in accounting expenses of $3,337.

Office expenses for the three months ended September 30, 2023, were $61,077 as compared to $183,608 for the same period in 2022, a decrease of $122,531, or 67%. The decrease resulted from: (a) decreased travel and entertainment expenses of $71,746; (b) decreased office supply expenses of $4,374; (c) decreased dues & subscriptions of $23,816; (d) decreased payroll services expense of $10,538; (e) decreased rent and utilities of $10,588; and (f) decreased training and education expense of $848. These decreases were the result of a reduction in the number of employees.

Depreciation and amortization expense for the three months ended September 30, 2023 was $24,554, as compared to $26,857 for the same period in 2022, a decrease of $2,303, or 9%. The decrease was primarily the result of returned and sold property and equipment.

Other operating expenses were $92,709 for the three months ended September 30, 2023, as compared to $86,783 for the same period in 2022. The $5,926 increase was primarily related to a FINRA filing fee.

In the three months ended September 30, 2023, we realized net other income of $28,666, as compared to net other expense of $7,884 in the same period in 2022. The increase in other income of $36,550 was primarily due to the net gain on the sale of our 3DPrinter.

Preferred dividends for the three months ended September 30, 2023 were $10,687, as compared to $14,220 for the same period in 2022. The decrease was due to fewer outstanding shares of preferred stock as a result of conversions to common shares.

Our net loss applicable to common stockholders for the three months ended September 30, 2023 was $882,348 as compared to $2,306,528 for the same period in 2022, a decrease of $1,424,180, or 62%. The decrease was due to the decrease in the loss from operations of $1,384,097, a decrease in preferred dividends of $3,533, and an increase in other income of $36,550.

Nine Months Ended September 30, 2023 and September 30, 2022

During the nine months ended September 30, 2023, we recognized revenue of $369,188, as compared to $476,749 in the same period in 2022, a decrease of $107,561, or 23%. The decrease primarily resulted from fewer PrintRite3D sales of $91,297, decreased annual maintenance and support of $19,389, and decreased on-site development and support of $52,815 as compared to the third quarter of 2022. Partially offsetting the decreases were an increase in PrintRite3D lease revenue of $19,840, an increase in PrintRite3D consulting services of $25,500, and an increase in Rapid Test and Evaluation, or RTE revenue of $10,600.

Our cost of revenue for the nine months ended September 30, 2023 was $276,270, as compared to $312,879 for the same period in 2022, a decrease of $36,609, or 12%. The decrease was primarily attributable to fewer unit sales and installations in the third quarter of 2023 as compared to the third quarter of 2022.

Our total operating expenses for the nine months ended September 30, 2023 were $4,078,912, as compared to $6,968,079 for the same period in 2022, a decrease of $2,889,167, or 42%. The decrease was primarily attributable to a decrease in salaries and benefits of $1,929,975, a decrease in stock-based compensation of 166,416, a decrease in operations and R&D of 210,332, a decrease in investor, public relations, and marketing expense of $164,893, a decrease in organization costs of 123,071 and a decrease in office expense of $382,875 primarily attributable to reduced headcount and travel as further described below.

Salary and benefits costs were $1,774,658 for the nine months ended September 30, 2023, as compared to $3,704,633 for the same period in 2022, a decrease of $1,929,975, or 52%. The decrease was comprised of: (a) decreased salaries of $1,517,791 attributable to furloughed and terminated employees; (b) a decrease in commission and bonus expense of $113,363 due to the reversal of 2022 year-end bonuses and fewer commissions on sales; (c) decreased taxes and benefits of $243,350; and (d) decreased stock appreciation rights expense of $70,800 due to the quarterly revaluation at September 30, 2023. Partially offsetting these decreases was an increase in severance expense of $15,408.

Stock-based compensation was $447,417 for the nine months ended September 30, 2023, as compared to $613,833 for the same period in 2022, a decrease of $166,416, or 27%. This decrease was primarily a result of the forfeiture of unvested options by former employees.

We incurred operations and research and development costs of $232,216 during the nine months ended September 30, 2023, as compared to $442,548 in the same period in 2022, a decrease of $210,332, or 48%. The decrease was due to a decrease in operations costs of $141,346 and a decrease in R&D costs of $68,986. The decrease in operations costs related to fewer parts and material purchases in the third quarter of 2023. The decrease in R&D costs was primarily due to suspending consulting work with a third-party software vendor in connection with the development of our software-only product suite.

We incurred investor, public relations, and marketing costs of $128,565 during the nine months ended September 30, 2023, as compared to $293,458 during the same period in 2022. The decrease of $164,893, or 56%, was primarily due to a decrease in investor relations consulting costs of $92,822 related to renegotiated lower fees, a decrease in attendance at tradeshows and conferences of $46,535 due to fewer employees, and a decrease in marketing costs of $25,536.

We incurred organization costs of $137,017 during the nine months ended September 30, 2023, as compared to $260,088 during the same period in 2022. The decrease of $123,071, or 47% was attributable to a decrease in non-employee director compensation of $51,278 primarily due to fewer stock options granted in 2023 and a decrease in shareholder services of $71,914 as a result of a change in the timing of our annual shareholders meeting from the third quarter of 2022 to the fourth quarter of 2023.

Legal and professional fees incurred in the nine months ended September 30, 2023 were $587,541, as compared to $608,830 incurred during the same period in 2022, a decrease of $21,289, or 3.5%. This decrease was a result of a decrease in consulting expenses from 2022 of $222,187 which were related to a manufacturing consultant, technical accounting support, HR consultant, and an advisor to the Board of Directors, a decrease in recruiting fees of $74,250, and a decrease in IT service fees of $6,539 related to new employee setup fees in 2022. Partially offsetting these decreases were an increase in legal fees of $272,302 due to employment related matters and legal and financial advisors engaged to assist in Sigma’s evaluation of strategic corporate transactions, and an increase in accounting fees of $9,385.

Office expenses for the nine months ended September 30, 2023, were $309,765 as compared to $692,640 for the same period in 2022, a decrease of $382,875, or 55%. The decrease resulted primarily from:(a) decreased travel and entertainment expenses of $247,989; (b) decreased office supply expenses of $24,531; (c) decreased dues & subscriptions of $36,496; (d) decreased payroll services expense of $14,640; (e) decreased rent and utilities of $24,196; and (f) decreased training and education expense of $33,559. These decreases were all the result of a reduction in the number of employees and no company-wide conference being held in 2023.

Depreciation and amortization expense for the nine months ended September 30, 2023 was $74,151, as compared to $88,302 for the same period in 2022, a decrease of $14,151, or 16%. The decrease was primarily the result of the increased life expectancy of our leased and consigned PrintRite3D systems, as well as returned and sold property and equipment.

Other operating expenses were $387,582 for the nine months ended September 30, 2023, as compared to $263,747 for the same period in 2022. The $123,835 increase was primarily due to an allowance for doubtful account of $115,600 related to a customer receivable for which collectability is uncertain.

In the nine months ended September 30, 2023, we realized net other income of $54,539, as compared to $57,336 in the same period in 2022. The decrease of $2,797 was primarily due to the New Mexico High Wage Tax credit of $76,628 received in 2022, partially offset by a net gain on the sale of our 3DPrinter and a write-off of accounts payable due to an unclaimed customer deposit in the third quarter of 2023.

Preferred dividends for the nine months ended September 30, 2023 were $33,122, as compared to $42,660 for the same period in 2022. The decrease was due to fewer outstanding shares of preferred stock as a result of conversions to common shares.

Our net loss applicable to common stockholders for the nine months ended September 30, 2023, was $3,964,577 as compared to $6,789,533 for the same period in 2022, a decrease of $2,824,956, or 41.6%. The decrease was primarily due to the decrease in the loss from operations of $2,818,215 and a decrease in preferred dividends of $9,538, partially offset by a decrease in total other income of $2,797.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of September 30, 2023, we had $556,087 in cash and working capital of $564,386I, as compared with $2,845,931 in cash and working capital of $3,644,522 as of December 31, 2022.

On October 13, 2023, we raised $772,468 in net proceeds by selling 128,887 common shares pursuant to our ATM Agreement. With these additional proceeds, the Company estimates that it has sufficient cash and working capital to fund its scaled-back operations as described below through the earlier of the closing of our asset sale to Divergent and acquisition of NextTrip, or March 2024. The Company reduced its employee headcount, and discontinued product development activities for the time being to ensure lowered expenses. The Company is continuing to operate and support its existing customers who have maintenance agreements and leases in place, supporting new installations in the field, and actively seeking potential sales of the PrintRite3D systems and software to customers who have lease agreements in place, systems on consignment, or otherwise express interest in Sigma’s products available for sale. The Company completed two such sales in the quarter ended September 30, 2023, and believes additional sales are achievable going forward as we progress towards closing the pending transactions. There is no assurance, however, that we will be able to close either transaction. If we fail to complete the acquisition of NextTrip Holdings, Inc., we intend to proceed with the sale of assets to Divergent Technologies, Inc. and may seek to undertake another strategic transaction, if possible, or the dissolution and liquidation or the bankruptcy of the Company. For these reasons, there is substantial doubt about our ability to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $2,586,884 as compared to $6,386,415 during the same period in 2022, a decrease of $3,799,531, or 59.5%.

During the nine months ended September 30, 2023, the net cash used in operating activities was the result of a net loss of $3,931,455 before preferred dividends, partially offset by changes in working capital of $832,808 and non-cash expenses of $511,763 related to depreciation and amortization of $74,151 and stock-based compensation of $466,244, partially offset by a gain on the sale of property and equipment of $28,632. Changes in working capital were driven by a decrease in accounts receivable of $312,620, a decrease in inventory of $175,877, a decrease in prepaid expenses of $67,393 an increase in accounts payable and accrued expenses of $285,909, partially offset by a decrease in deferred revenue of $8,991. The decrease in accounts receivable was a result of cash collections from 2022 sales and the establishment of an allowance for doubtful accounts of $115,000, and the decrease in inventory was due to the cessation of manufacturing activity. The increase in accounts payable and accrued expenses was due to extending payment times to vendors to conserve cash in advance of obtaining additional financing.

During the nine months ended September 30, 2022, the net cash used in operating activities was the result of a net loss of $6,746,873 before preferred dividends and the use of cash for working capital of $436,734, partially offset non-cash expenses of $797,192 related to depreciation and amortization of $88,302 and stock-based compensation of $708,890. Changes in working capital were driven by an increase in inventory of $257,352, an increase in prepaid expenses of $63,446, a decrease in deferred revenue of $19,166, and a decrease in accounts payable and accrued expenses of $141,192 partially offset by a decrease in accounts receivable of $44.422. The decrease in accrued expenses was largely driven by the payment of incentive bonuses, and the decrease in accounts receivable was a result of cash collections from 2021 sales. Increases in inventory and prepaid expenses resulted from the stocking of long lead-time parts for planned production and payment of our annual Nasdaq listing fee, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $67,515, which compares to $259,952 of cash used in investing activities during the same period of 2022, a decrease of $192,437, or 74.0%. The decrease resulted from a decrease in patent costs of $30,589, proceeds from the sale of our 3D printer of $78,000, and no purchases of property, plant and equipment during the first nine months of 2023.

Net Cash Provided by Financing Activities

The Company raised $364,555 in net proceeds through our ATM Agreement during the third quarter of 2023, and an additional $772,468 in net proceeds in October, 2023. There were no warrant exercises during the nine months ended September 30, 2023 or September 30, 2022.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, as of the end of the period covered by this quarterly report, our management concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the required time periods. No change in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, as well as the following updated Risk Factor:

We have curtailed certain business activities pending the completion of the Divergent and NextTrip transactions.

As of September 30, 2023, we had cash on hand of $556,087, and on October 13, 2023, we raised an additional $772,468 in net proceeds from the sale of common stock pursuant to our ATM Agreement. With these additional proceeds, the Company estimates that it has sufficient cash and working capital to fund its scaled-back operations as described below pending the completion our asset sale with Divergent Technologies, Inc. and our acquisition of NextTrip Holdings, Inc., or through March 2024. The Company reduced its employee headcount, and discontinued product development activities for the time being to ensure lowered expenses. The Company is continuing to operate and support its existing customers who have maintenance agreements and leases in place, supporting new installations in the field, and actively seeking potential sales of the PrintRite3D systems and software to customers who have lease agreements in place, systems on consignment, or otherwise express interest in Sigma’s products available for sale. The Company completed two such sales in the quarter ended September 30, 2023, and believes additional sales are achievable going forward as we progress towards closing both transactions. There is no assurance, however, that we will be able to close either transaction. If we fail to complete the acquisition of NextTrip Holdings, Inc., we intend to proceed with the sale of assets to Divergent Technologies, Inc. and may seek to undertake another strategic transaction, if possible, or the dissolution and liquidation or the bankruptcy of the Company. For these reasons, there is substantial doubt about our ability to continue as a going concern.

There is no assurance that we will satisfy NASDAQ’s continued listing requirements, and our common stock could be delisted.

On August 17, 2022, The Company received notice from Nasdaq that because our stockholders’ equity as of June 30, 2023 was $2,391,289, we no longer comply with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain minimum stockholders’ equity of $2,500,000, and do not meet the alternatives of market value of listed securities or net income from continuing operations. The notice stated that under Nasdaq Rules, we have 45 calendar days to submit a plan to regain compliance and that if our plan is accepted, Nasdaq can grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance.

On October 2, 2023, the Company submitted its plan to regain compliance to Nasdaq and requested an extension to February 13, 2023 to evidence compliance with the Rule and all other applicable criteria for continued listing on Nasdaq.

On October 23, 2023, Nasdaq informed the Company that based on the submission, it had granted the requested extension until February 13, 2024 to demonstrate compliance with the Rule. Nasdaq further informed the Company that if the Company fails to evidence compliance upon filing its periodic report for the quarter ended March 31, 2024 with the SEC and Nasdaq, the Company may be subject to delisting. In such an event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Completion of the Acquisition is part of our plan submitted to Nasdaq to regain compliance with Nasdaq’s minimum stockholders’ equity requirement. If the Acquisition is not completed, it is likely that our common stock would be delisted from Nasdaq If our securities are delisted from Nasdaq, our stockholders could incur material, adverse consequences such as difficulty selling their shares of our common stock and reduced market prices for their shares. Delisting is also likely to have a material, adverse effect on our ability to sell and issue shares of our common stock in order to fund our operations, if any.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

1.1

At-The-Market Sales Issuance Agreement dated August 14, 2023 between Sigma Additive Solutions, Inc. and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed on August 14, 2023).

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

* Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA ADDITIVE SOLUTIONS, INC.

November 13, 2023	By:	/s/ Jacob Brunsberg
Jacob Brunsberg
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

