Form 10-K
period 2024-02-29
NextTrip, Inc.
filed 2024-09-04
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

NEXTTRIP, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3900 Paseo del Sol

Santa Fe, New Mexico 87507

(Address of principal executive offices)

(954) 526-9688

(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NTRP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒.

Based on the closing price of the registrant’s common stock as reported on The NASDAQ Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,725,594. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes.

The number of outstanding shares of the registrant’s common stock as of August 31, 2024 was 1,388,641.

Documents incorporated by reference: None

NEXTTRIP, INC.

FORM 10-K — FISCAL YEAR ENDED FEBRUARY 29, 2024

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

PART I

ITEM 1. BUSINESS.

The Company:

NextTrip, Inc. (the “Company,” “NextTrip,” “we,” “us” and “our”) is an innovative technology company that is building next generation solutions to power the travel industry. NextTrip, through its subsidiaries, provides travel technology solutions with sales originating in the United States, leisure travel, business travel, groups travel, media and tech. We connect people to new places and discoveries by utilizing digital media engagement, seasoned planning expertise, and unique inventory to curate custom vacations and business travel across the globe. Our proprietary booking engine, branded as NXT2.0, provides travel distributors and consumers access to a sizeable inventory.

Our vision is to drive the evolution of the travel industry by merging advanced digital solutions with personalized travel services. Our core technology – a fully integrated travel booking platform – focuses on untapped and underserved sectors of the travel industry, intending to capture new markets. We expect that our future growth will be accelerated by interactive technology, immersive media and unparalleled travel industry expertise.

We believe NextTrip will revolutionize the travel industry by combining advanced digital technologies with personalized travel services. Our mission is to become the premier travel, media, and lifestyle brand, inspiring and empowering individuals to explore the world. Through our brands, including NextTrip Vacations, Travel Magazine, and Compass.TV, we aim to create a unique ecosystem that reduces dependency on traditional marketing methods, where major travel companies spend billions to attract customers.

Our strategy focuses on both the Media and Travel divisions working together to draw users into our ecosystem by offering the following benefits:

●	Access to a wealth of highly relevant travel videos and articles for research.
●	The ability to plan and save future travel destinations and activities on personalized profiles.
●	Options to share travel ideas and communicate with others.
●	Assistance from our concierge help desk and AI-powered solutions.
●	The convenience of booking travel online or through a call center.
●	Access to customer support before, during, and after travel.
●	The opportunity to earn rewards that encourage repeat bookings.

Our ecosystem is built on four key pillars:

1.	NextTrip: A comprehensive travel booking platform that offers curated, personalized, and seamless travel experiences for every budget and interest. Powered by the NXT2.0 booking platform, NextTrip serves as our direct-to-consumer hub, providing users with detailed scheduling, pricing, and availability information for airlines, hotels, rental cars, and other travel products. We also offer dynamically assembled travel packages and provide valuable content, including destination information, maps, and travel details, all supported by our customer call center .

2.	Travel Magazine: A trusted source of captivating travel inspiration, offering authentic stories, practical advice, and diverse perspectives to fuel wanderlust and create lasting vacation memories. Travel Magazine will soon launch MyBucketList, a platform designed for travelers to build and share their travel bucket lists with personalized suggestions, booking support, and local insights.

3.	Compass.TV: Our Free Ad-supported Streaming TV (FAST) channel, slated for launch in fall 2024. Compass.TV will offer over 1,000 hours of travel shows and long-form travel content at launch. To draw users into the NextTrip ecosystem, the launch will be supported by travel influencers, promoted to our 6 million-strong email list, and marketed to major streaming platforms like Roku and YouTube. Compass.TV plans to use artificial intelligence to personalize content, convert blogs and articles to video, and enable users to create custom videos. This platform will allow users to create fully customized FAST channels featuring vacation opportunities that can be explored and booked directly through the NextTrip booking engine.

4.	PrometheanTV: A unique influencer-led platform that drives advertising revenue and content-to-commerce. We recently secured a perpetual license with Promethean TV, Inc., the developer of the Ignite TV interactive video platform. This technology will power Compass.TV and video content on Travel Magazine/MyBucketList, allowing for targeted advertising via video overlays, enabling viewers to purchase travel directly from their screens. This integration is designed to enhance customer engagement, drive ad-supported revenue, and increase travel transactions.

By integrating the NextTrip booking platform across all our media platforms, we will enable users to research and book travel seamlessly from any of our offerings. Our ecosystem will encompass leisure travel, wellness travel, business travel, alternative lodging, and innovative technology and media solutions. We will engage with consumers throughout the entire travel planning journey, from initial research to post-travel, offering robust product options and preferred rates in top global destinations. We believe that NextTrip stands apart from other travel companies, providing users with the tools to create personalized vacation packages and travel solutions, resulting in a more rewarding experience than traditional pre-packaged offerings. This ensures a thriving and growing ecosystem that drives both travel transactions and targeted advertising revenue while supporting consumers on their travel journeys—truly a next-generation travel company.

Organizational History

Historical Monaker Group Business

NextTrip’s travel business was the principal business of NextPlay NextPlay Technologies, Inc. (“NextPlay”) (then, Monaker Group, Inc. (“Monaker”)) until June 30, 2020, when Monaker entered into a share exchange transaction with HotPlay Enterprise Limited (“HotPlay”), resulting in HotPlay becoming a wholly owned subsidiary of Monaker and HotPlay’s business becoming the principal business of Monaker. Prior to this share exchange, the primary focus of Monaker had been its travel business, which included the sale of vacation rentals, and in particular, ALRs, to consumers through its proprietary booking engine. To support its travel offerings, Monaker introduced travelmagazine.com, featuring travel and lifestyle content to appeal to travelers researching destinations and planning future vacations. In January 2023, NextPlay spun the NextTrip business out to its founders to separate it from NextPlay’s primary business.

COVID-era Transition and Technology Development

The spread of the COVID-19 virus globally beginning in January 2020 severely impacted our business. Beginning in March 2020, many U.S. states and foreign countries began issuing “stay-at-home” orders and closed their borders to interstate and international travel. Such restrictions on travel, together with other measures implemented by governments around the world, severely restricted the level of economic activity around the world and had an unprecedented effect on the global travel industry. The public’s ability to travel was severely curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and additional voluntary or mandated closures of travel-related businesses from December 2019 through the beginning of 2022 (and beyond in some jurisdictions). Measures implemented during the COVID-19 pandemic led to unprecedented levels of temporary and permanent business closures, cancellations and limited new travel bookings, having a severe negative impact on our business, financial condition and results of operations.

Due to the significant decrease in demand for the travel related services provided by us during the peak of the COVID-19 pandemic, we shifted our focus to developing and enhancing our program offerings. For example, we began to develop our online media platform -TravelMagazine.com allowing consumers to research future travel options as well as enhancing the functionality of our booking engines, including developing a booking engine platform that allows customers to book packaged vacations and wellness programs along with the development of a platform to arrange and manage business travel.

Acquisition of Bookit.com Asset

Following NextTrip’s separation from NextPlay, our team focused on the continued technological development of its booking platform. As part of this development, we acquired a travel platform in June 2022 to help power our proprietary NXT2.0 booking technology. Previously, this technology powered the Bookit.com business, a well-established online leisure tour operator generating over $400 million in annual sales as recently as 2019 (pre-pandemic). As part of the acquisition of the assets of Bookit.com, we were not only able to acquire a proven technology platform that could be integrated with our core travel sectors, but we were also able to secure the database with millions of past travelers and opt-in consumers.

Since 2022, and the acquisition of the Bookit.com business, we have been focused on the holistic development and integration of the NXT2.0 technology platform, which serves as a base for current and future technology projects as well as proprietary system enhancements. This integration includes re-engaging with and re-negotiating more than 250 contracts with hotel, airline, and cruise suppliers, and securing unique product inventory of more than 3 million lodging, air and tour product suppliers at exceptional rates to over 2,100 destinations in 200+ countries worldwide.

Through this strategic offering, we will focus on key areas of opportunity in the travel sector and drive enhanced booking conversion rates. Our proprietary technology, when combined with media, product offerings and customer service, provides a unique lane to serve mid-to luxury travelers.

Recent Developments

Acquisition by Sigma Additive Solutions, Inc.; Name Change

In December 2023, Sigma Additive Solutions, Inc. (“Sigma”) acquired 100% of the outstanding equity interests in NextTrip, which resulted in NextTrip becoming a wholly-owned subsidiary of a public company and the principal business of the Company moving forward. To align the new business with NextTrip’s travel-focused business model, the Company recently changed its name to “NextTrip, Inc.”

Acquisition of Promethean FAST TV Exclusive License

We recently entered into a perpetual license agreement with Promethean TV, Inc. (“Promethean”), the owner and developer of the Ignite TV interactive video platform used for driving engagement and commerce. This license will form the basis for our Free Ad-supported streaming TV (FAST) channel – Compasss.TV allowing for targeted advertising via video overlays, allowing the viewer to purchase travel from their screen. This integrated technology is intended to boost engagement with customers driving ad-supported revenue and travel transactions.

Our Fully Integrated Travel Booking Platform

We have established a direct-to-consumer presence though a number of websites, powered by the NXT2.0 booking platform. Today, the primary leisure platform is hosted on nexttrip.com and the media platform is hosted on travelmagazine.com.

NextTrip sells travel services to leisure and corporate customers across these websites. Our primary focus is our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, as well as other travel products such as transfers, sightseeing tours, shows and event tickets. NextTrip sells these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, we provide content that presents travelers with information about travel destinations, maps and other travel details.

Our online travel publication, travelmagazine.com, provides travelers around the world with inspiration for future vacation destinations and trips. The publication offers written articles, videos, and podcasts. The website is expected to be supported by advertising and allow for research and booking of vacation products.

Travel Products and Services

We are building an ecosystem with technology and product offerings that will include leisure travel, wellness travel, business travel, alternative lodging, technology and media solutions. We engage with consumers and distributors throughout the travel planning journey from initial research through post-travel. Through direct relationships, we have established robust product offerings and preferred rates across the top destinations world-wide. Our primary product offerings are as follows:

●	NextTrip Travel brings travel solutions and a proprietary booking engine that allows customers to book customized travel, including vacation packages, airline tickets, hotel reservations, tours and activities, curated journeys, wellness, business and group travel. Additionally, we are developing a travel agent portal to drive bookings and travel agent brand loyalty across the leisure space.

●	NextTrip Solutions offers technology solutions for product and inventory management as well as white label offerings including NextTrip products under their brand, and technology solutions.

●	NextTrip Media includes Travel Magazine and the Compass.TV experience, which is currently in development. These digital solutions engage consumers at the initial phases of travel planning, offering relevant content, destination information and immersive online experiences as well as solutions for travel suppliers. This ecosystem, once fully developed, is expected to allow users to create their own fully customized FAST channel featuring vacation journey opportunities that customers can explore prior to booking the actual vacation.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace nexttrip.com provides travelers with the tools to search for and filter several travel products including air, accommodations, activities, and transportation based on various criteria, such as destination, travel dates, type of property, number of travelers, amenities, price, or keywords.

Traveler Login. Travelers are able to create accounts on our website(s) that give them access to their booking activity through the website. Members will also have access to special rates and discounts on the NextTrip product.

Travel Blog. Travel guides, videos and pictures as well as travel articles can be accessed through travelmagazine.com.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers. NextTrip is Payment Card Industry compliant to ensure the safety and security of its customer credit card data.

Communication. Travelers who create an account on our websites will receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter will be available to any traveler who agrees to receive it and offers introductions to new destinations and properties, as well as tips and useful information when traveling.

Since the COVID-19 pandemic arose, we have primarily focused on developing our booking engine and establishing relationships with suppliers to increase the size of our instantly bookable inventory. The booking engine has produced little revenue to date because of, among other reasons, the efforts that have been taken to integrate the NextTrip travel platforms with the Bookit.com technology since its acquisition in the summer of 2022. The new platform was launched in beta in May 2023 with a limited number of hotel properties in Mexico and the Caribbean. We have expanded our distribution since launch to include over one million hotel properties worldwide and have completed a full launch of the leisure travel website in May 2024.

Key Revenue Drivers

NextTrip’s fully integrated travel booking platform serves as the foundation of our revenue-generating business. The platform contains a robust booking engine with merchandising capabilities that drive increased conversions and higher per revenue transactions. We plan to leverage the bookit.com foundational travel database consisting of 6 million customers to further drive revenues. Those revenues consist primarily of commissions and bookings but are expanding to include affiliate commerce, advertising and sponsored content (via Compass.TV and Travel Magazine).

In addition, as the booking platform expands, it establishes an opportunity for product expansion and revenue from technology licensing, including white-labeling key technology. A monthly software-as-a-service (SaaS) model is being established around key technology developments and innovative platforms, including turn-key booking solutions, product management and targeted audience offerings.

Advancing Travel: Future Research & Development Driving Growth

As we expand the reach of our booking platforms, including to different underserved areas of the travel industry, we plan to focus on future technologies to drive growth by investing in research and development.

Compass.TV

As Free Ad-Supported Streaming TV (FAST) gains momentum globally, we are in the process of developing Compass.TV, with a targeted launch in the fall of 2024. Our innovative travel channel is being developed in conjunction with our perpetual license with Promethean discussed above. With over 200 hours of relevant travel content secured, Compass.TV intends to utilize artificial intelligence (AI) to personalize content, convert blogs and articles to video, and empower users to create custom travel channels. Integration with the NextTrip Concierge desk will enable seamless booking and assistance.

NextTrip recognizes the pivotal role of video in promoting travel sales and engagement, hence our focus on incorporating video across platforms. To maximize effectiveness, NextTrip has entered into the license with Promethean enabling targeted advertising and transactional capabilities without interrupting content. The Company has also established strategic partnerships for content, distribution and technology with key players in the FAST space. This will enhance and accelerate the growth of our user base and enhance the opportunity for revenue generation from the platform.

Travel Magazine

We are transforming our Travel Magazine website into a social media platform catering to all things travel. The site was re-launched mid-2024, and features enhanced media capabilities and targeted advertising using the Promethean solution. A private consumer section called “MyBucketList,” is targeted for release in the fall of 2024 and will feature connectivity to booking engines, AI travel planner assist and AI-driven content creation.

My Bucket List

With My Bucket List, NextTrip is building a technology solution catered to travelers to build and share their own travel bucket list with personalized suggestions, booking support and local insights.

Technology and Infrastructure

Our websites are hosted using cloud services distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic through additional computing power without making software changes. Our cloud services provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of travel suppliers and customers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall and encryption technology. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

Competition

The U.S. travel market is highly competitive and rapidly evolving. The markets are dominated by a few key distributors, which has caused suppliers to look for viable alternatives that would diversify their business mix.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. These companies include Expedia, Booking.com, TripAdvisor, Sabre Corp., and TravelZoo. In some cases, competitors are offering more favorable terms and improved interfaces to suppliers and travelers, which make competition increasingly difficult. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.

Seasonality

We experience seasonal fluctuations in the demand for our travel products and services. For example, traditional leisure travel bookings are generally the highest in the first three quarters as travelers plan and book their spring, summer and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks to several months. As a result, although travel bookings through NextTrip’s platforms tend to be highest from the period from January to June, moderate from July through September and low from October through December, the majority of revenue is recognized in the summer months (June, July, and August), and during the winter holidays (November and December).

Intellectual Property

Our intellectual property includes the content of our websites, registered domain names, registered and unregistered trademarks, business plan, business strategies and trade secrets, proprietary and acquired software platforms and related assets, licensed software platforms, and customer and third-party supplier lists. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the online market and arrangements with attractions and tour operators. We rely on a combination of trademark, copyright and trade secret laws in the United States, as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests.

Regulation

Our ability to provide our services and any future services is affected by legal regulations of governments and regulatory authorities around the world, many of which are evolving and subject to revised interpretations. Violations of any laws or regulations could result in fines, penalties, and criminal sanctions against us, our officers or employees, and prohibitions on how or where we conduct our business, which could damage our reputation, brands, global expansion efforts, ability to attract and retain employees and business partners, business, and operating results. Even if we comply with these laws and regulations, doing business in certain jurisdictions or violations of these laws and regulations by the parties with which we conduct business runs the risk of harming our reputation and our brands. Regulations that impact our business or our industry include:

● Data Protection and Privacy: We have policies and a global governance framework to comply with privacy laws that apply to our business, meet evolving stakeholder expectations, and support business innovation and growth. In the European Union, the General Data Protection Regulation (the “GDPR”) imposes significant compliance obligations and costs. In the United States, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (“CPRA”) impose privacy requirements and rights for consumers in California that will result in additional compliance complexity, risks, and costs. Other U.S. states and jurisdictions globally have adopted or may adopt similar data protection regulations. Some data protection and privacy laws afford consumers a private right of action against companies like ours for certain statutory violations.

● Regulation of the Travel Industry: Our business is impacted by travel-related regulations such as local regulation of the use of alternative accommodations. Local jurisdictions around the world have instituted a variety of measures to address the issues of “overtourism” and the impact of tourism on the climate. As our business evolves, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the US Department of Transportation (DOT), and as our offerings continue to diversify and expand, we may become subject to additional requirements of regulatory agencies across the world.

● Payments: As we expand our payments services to consumers and business partners, we are subject to additional regulations, such as financial services regulations and license requirements, which has resulted in increased compliance costs and complexities, including those associated with the implementation of new or advanced internal controls. We are also subject to payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry Data Security Standard, compliance with which is complex and costly.

Facilities

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507. The lease has a 6-month term which ends on December 31, 2024. The landlord can terminate the lease upon 30 days written notice and NextTrip can terminate the lease upon 45 days written notice.

Human Capital Resources

As of August 31, 2024, we had 14 full-time employees and 13 independent contractors, We use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union, and we consider our employee relations to be very good. Competition for qualified personnel in its industry has historically been intense, particularly for software engineers, developers, and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We strive to provide competitive compensation and benefits to our employees. Our benefit programs include bonuses, stock-based compensation awards, a 401(k) plan with employer matching, healthcare and insurance benefits, flexible paid time off and other employee assistance programs.

The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

All employees are responsible for upholding the NextTrip Code of Ethics and Business Conduct, which is important in delivering on our strategy. We maintain a compliance hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, suppliers, or customers.

Global Conflicts

Current conflicts throughout the world, including the Russia-Ukraine war and the Israel-Hamas war, could further impact the global economy, financial markets, and inflation. Due to the uncertainty around the duration or outcome of the conflicts, we cannot predict the effect on our business.

We have no sales to Russia, Ukraine, or Israel, nor do we have any assets, employees or third-party contractors in those countries.

Corporate Information

Sigma was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc. On March 13, 2024, we changed our name to NextTrip, Inc.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (954) 526-9688. Our website address is www.nexttrip.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Report.

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

Risks Related to Our Business

Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect our operating results.

Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control, but which could impact our clients’ willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:

● widespread health concerns, epidemics or pandemics, such as the COVID-19 pandemic, the Zika virus, H1N1 influenza, the Ebola virus, avian flu, SARS or any other serious contagious diseases;

● global security concerns caused by terrorist attacks, the threat of terrorist attacks, or the precautions taken in anticipation of such attacks, including elevated threat warnings or selective cancellation or redirection of travel;

● cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as Russia’s invasion of Ukraine and the military conflict in Israel, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;

● natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;

● climate change-related impact to travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;

● the occurrence of travel-related accidents or the grounding of aircraft due to safety concerns;

● the impact of macroeconomic conditions (including inflation) and labor shortages on the cost and availability of airline travel; and

● adverse changes in visa and immigration policies or the imposition of travel restrictions or more restrictive security procedures.

Any decrease in demand for consumer or business travel could materially and adversely affect our business, financial condition and results of operations.

We need additional capital, which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of February 29, 2024, we had $5,088,842 in total assets, $1,960,813 in total liabilities, negative working capital of $245,005 and a total accumulated deficit of $24,151,139. We had a net loss of $7,339,276 for the fiscal year ended February 29, 2024 and $5,033,496 for the fiscal year ended February 28, 2023.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which it competes, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. Additional development expenses may delay or negatively impact our ability to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

The Company believes that, in the aggregate, it could require several millions of dollars to support and expand the marketing and development of its products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until its planned revenue streams from all products are fully implemented and begin to offset its operating costs. We estimate that we will need to raise a minimum of $5.5 million in net proceeds to continue operations for the next twelve months.

In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection

In light of the foregoing, there is substantial doubt our ability to continue as a going concern, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended February 29, 2024 contains a going concern qualification.

We are not profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended February 29, 2024 and February 28, 2023 was $7,339,276 and $5,033,496, respectively. As of February 29, 2024, our accumulated deficit was $24,151,139. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended February 29, 2024 and February 28, 2023 were $458,752 and $382,832, respectively, and our operating expenses for those periods were $5,740,577 and $4,979,766, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

We have outstanding indebtedness, which could adversely affect our business and financial condition.

Risks relating to its indebtedness include:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt; and

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable.

If distributors are unable to drive customers to our websites and/or we are unable to drive visitors to our websites, from search engines or otherwise, this could negatively impact transactions on the websites of our distributors as well as our own websites and consequently cause our travel revenue to decrease.

Many visitors find the distributors and NextTrip’s websites by searching for vacation information through Internet search engines. A critical factor in attracting visitors to NextTrip’s websites, and those of our distributors, is how prominently our distributors and NextTrip are displayed in response to search queries. Accordingly, we utilize search engine marketing, or SEM, as a means to provide a significant portion of our visitor acquisition. SEM includes both paid visitor acquisition (on a cost-per-click basis) and unpaid visitor acquisition, which is often referred to as organic search.

We plan to employ search engine optimization, or SEO, to acquire visitors. SEO involves developing NextTrip’s websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

The various search engine providers, such as Google and Bing, employ proprietary algorithms and other methods for determining which websites are displayed for a given search query and how highly websites rank. Search engine providers may change these methods in a way that may negatively affect the number of visitors to our distributors’ websites as well as our own websites and may do so without public announcement or detailed explanation. Therefore, the success of our SEO and SEM strategy depends, in part, on our ability to anticipate and respond to such changes in a timely and effective manner.

In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we or our distributors fail to follow such guidelines and policies properly, the search engine may cause our content to rank lower in search results or could remove the content altogether. If we or our distributors fail to understand and comply with these guidelines and policies and ensure their websites’ compliance, our SEO and SEM strategy may not be successful.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving product offerings, Internet and e-commerce industries could harm our travel division operating results.

We have contracted for products in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our travel division operations or regulate the activity of travel suppliers.

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome because each region has different regulations with respect to licensing and other requirements. Our online marketplaces are accessible by travelers in many states and foreign jurisdictions. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs and increased liabilities for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used, in ways not originally intended, that could burden travel suppliers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, suppliers from partnering with NextTrip, which could harm its business and operating results.

Furthermore, as we expand or change the products and services that we offer or the methods by which we offer them, we may become subject to additional legal regulations, tax requirements or other risks. Regulators may seek to impose regulations and requirements on us even if we utilize third parties to offer the products or services. These regulations and requirements may apply to payment processing, insurance products or the various other products and services we may now or in the future offer or facilitate through our marketplace. Whether we comply with or challenge these additional regulations, our costs may increase, and our business may otherwise be harmed.

If we are not able to maintain and enhance our NextTrip brand and the brands associated with each of our websites, our reputation and business may suffer.

It is important for NextTrip to maintain and enhance its brand identity in order to attract and retain travel suppliers and customers. The successful promotion of our brands will depend largely on our marketing and public relations efforts. We expect that the promotion of our brands will require us to make substantial investments, and, as its market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. In addition, we may not be able to successfully build our NextTrip brand identity without losing value associated with, or decreasing the effectiveness of, our other brand identities. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause suppliers to discontinue their distribution with us. In addition, our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

Our long-term success depends, in part, on our ability to expand traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including potentially acquiring international businesses and conducting business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time-consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects the Company to risks that include:

●	the cost and resources required to localize its services, which requires the translation of our websites and their adaptation for local practices and legal and regulatory requirements;

●	adjusting the products and services we provide in foreign jurisdictions, as needed, to better address the needs of local owners, managers, distributors and travelers, and the threats of local competitors;

●

being subject to foreign laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which may be less developed, less predictable, more restrictive, and less familiar, and which may adversely affect financial results in certain regions;

●	competition with companies that understand the local market better than we do or who have pre-existing relationships with suppliers, distributors and travelers in those markets;

●	legal uncertainty regarding our liability for the transactions and content on our websites, including online bookings, property listings and other content provided by suppliers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

●	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

●	challenges associated with joint venture relationships and minority investments;

●	adapting to variations in foreign payment forms;

●	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies;

●	difficulties in establishing and maintaining adequate internal controls and security over our data and systems;

●	currency exchange restrictions and fluctuations in currency exchange rates;

●	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	political, social and economic instability abroad, war, terrorist attacks and security concerns in general;

●	the potential failure of financial institutions internationally;

●	reduced or varied protection for intellectual property rights in some countries; and

●	higher telecommunications and Internet service provider costs.

Operating in international markets also requires significant management attention and financial resources. We cannot guarantee that our international expansion efforts in any or multiple territories will be successful. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the travel industry is very competitive and dominated by key players, such as Expedia and Booking.com. In addition, the barriers to entry are low and new competitors may enter. All of the services that we plan to provide to travelers are provided separately or in combination by current or potential competitors. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors.

In addition, most of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or distribution or traveler requirements. For all of these reasons, the Company may not be able to compete successfully against its current and future competitors.

If we are unable to introduce new or upgraded products, services or features that distributors, travelers or agents recognize as valuable, we may fail to: (i) drive additional travelers to our websites, (ii) retain existing distributors, and/or (iii) attract new distributors. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to attract travelers to our distributors, as well as our own online marketplace while retaining, and attracting new suppliers, we will need to continue to invest in the development of new products, services and features that both add value for travelers and suppliers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, or suppliers do not recognize the value of our new services or features, they may choose not to utilize our products or make their inventory available through our channels.

Attempting to develop and deliver these new or upgraded products, services or features involves inherent hazards and difficulties, and is costly. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. We may not succeed in developing new or upgraded products, services or features or new or upgraded products, services or features may not work as intended or provide value. In addition, some new or upgraded products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our suppliers will respond favorably.

In addition to developing our own improvements, we may choose to license or otherwise integrate applications, content and data from third parties. The introduction of these improvements imposes costs on the Company and creates a risk that it may be unable to continue to access these technologies and content on commercially reasonable terms, or at all. In the event we fail to develop new or upgraded products, services or features, the demand for our services and ultimately our results of operations may be adversely affected.

We are exposed to fluctuations in currency exchange rates.

Because we plan to conduct a significant portion of our business outside the United States, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. We may enter into hedging arrangements in order to manage foreign currency exposure, but such activity may not completely eliminate fluctuations in our operating results, and there are costs associated with such hedging activities.

If we fail to protect confidential information against security breaches, or if distributors or travelers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

We collect and use personally identifiable information of distributors and travelers in the operation of our business. Our systems may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause an interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches of our systems, or the systems of third parties we rely upon, such as credit card processors, could damage our reputation and expose us to litigation and possible liability under various laws and regulations. Concern among distributors and travelers regarding our use of personal information collected on our websites could keep them from using, or continuing to use, our online marketplace.

There are risks of security breaches both on our systems and on third party systems which store our information as we increase the types of technology that we use to operate our marketplace, such as mobile applications. New and evolving technology systems and platforms may involve security risks that are difficult to predict and adequately guard against. In addition, third parties that process credit card transactions between NextTrip and travelers maintain personal information collected from them. Such information could be stolen or misappropriated, and we could be subject to liability as a result. Our distributors and travelers may be harmed by such breaches, and we may in turn be subject to costly litigation or regulatory compliance costs, and harm to our reputation and brand. Moreover, some distributors and travelers may cease using our marketplace altogether.

The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. Our practice is to encrypt all sensitive information, but we do not know whether our current practice will be challenged under these laws. In addition, under certain of these laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal data has been stolen, we are required to inform any user whose data was stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to contractual claims, investigation and penalties by regulatory authorities, and claims by persons whose information was disclosed.

Compounding these legal risks, many states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with these numerous and contradictory requirements is particularly difficult for us because we collect personal information from users in multiple jurisdictions. While we intend to comply fully with these laws, failure to comply could result in legal liability, cause the Company to suffer adverse publicity and lose business, traffic and revenue. If we were required to pay any significant amount of money in satisfaction of claims under these or similar laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully, our business, operating results and financial condition could be adversely affected.

Cyber-attacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

We may experience targeted and organized malware, phishing, and account takeover attacks and other forms of attack such as ransomware, SQL injection (where a third-party attempts to insert malicious code into its software through data entry fields in its websites in order to gain control of the system) and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures may not be successful in preventing attacks on our systems. Our existing IT business continuity and disaster recovery practices are less effective against certain types of attacks such as ransomware, which could result in our services being unavailable for an extended period of time, nullify our data, expose our payment card and personal data, or expose the Company to an extortion attempt.

Reductions in the availability and response time of our online services could cause loss of substantial business volumes during the occurrence of a cyber-attack on our systems and measures we may take to divert suspect traffic in the event of such an attack could result in the diversion of bona fide customers. These issues are more difficult to manage during any expansion of the number of places where we operate and the variety of services we offer, and as the tools and techniques used in such attacks become more advanced. We use sophisticated technology to identify cybersecurity threats; however, a cyberattack may go undetected for a period of time resulting in harm to our computer systems and the loss of data. This could result in financial penalties being imposed by the regulators and reputational harm. Our insurance policies have coverage limits and may not be adequate to reimburse us for all losses caused by security breaches. Successful attacks could result in significant interruptions in our operations, severe damage to our information technology infrastructure, negative publicity, damage our reputation, and prevent consumers from using our services during the attack, any of which could cause consumers to use the services of our competitors, which would have a negative effect on the value of our brands, market share, business, and results of operations.

If our systems cannot cope with the level of demand required to service our consumers and accommodations, we could experience unanticipated disruptions in service, slower response times, decreased customer service and customer satisfaction, and delays in the introduction of new services.

As an online business, we are dependent on the Internet and maintaining connectivity between itself and consumers, sources of Internet traffic, such as Google, and our travel service providers and restaurants. As consumers increasingly turn to mobile and other smart devices, we also depend on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in internet access, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur. We have computer hardware for operating our services located in hosting facilities around the world. We do not have a comprehensive disaster recovery plan in every geographic region in which we conduct business, and these systems and operations are vulnerable to damage or interruption from human error, misconduct, or catastrophic events. In the event of any disruption of service at such facilities or the failure by such facilities to provide our required data communications capacity, we may not be able to switch to back-up systems immediately and it could result in lengthy interruptions or delays in our services. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

Loss or material modification of our credit card acceptance privileges could have a material adverse effect on our business and operating results.

The loss of our credit card acceptance privileges could significantly limit the availability and desirability of our products and services. Moreover, if we fail to fully perform our contractual obligations, we could be obligated to reimburse credit card companies for refunded payments that have been contested by the cardholders. In addition, even when we are in compliance with these obligations, we bear other expenses including those related to the acceptance of fraudulent credit cards. As a result of all of these risks, credit card companies may require us to set aside additional cash reserves, may increase the transaction fees they charge us, or may even refuse to renew our acceptance privileges.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and makes necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards. However, we cannot guarantee that compliance with these rules will prevent illegal or improper use of our payment systems or the theft, loss or misuse of the credit card data.

The loss of, or the significant modification of, the terms under which we obtain credit card acceptance privileges could have a material adverse effect on our business, revenue and operating results.

We currently rely on a small number of third-party service providers to host and deliver a significant portion of our services, and any interruptions or delays in services from these third parties could impair the delivery of our services and harm our business.

We rely on third-party service providers for numerous products and services, including payment processing services, data center services, web hosting services, insurance products for customers and travelers and some customer service functions. We rely on these companies to provide uninterrupted services and to provide their services in accordance with all applicable laws, rules and regulations.

We use a combination of third-party data centers to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place nor do our systems provide complete redundancy of data storage or processing. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our services and harm to our reputation and brand.

If our third-party service providers experience difficulties and are not able to provide services in a reliable and secure manner, if they do not operate in compliance with applicable laws, rules and regulations and, with respect to payment and card processing companies, if they are unable to effectively combat the use of fraudulent payments on our websites, our results of operations and financial positions could be materially and adversely affected. In addition, if such third-party service providers were to cease operations or face other business disruption either temporarily or permanently, or otherwise face serious performance problems, we could suffer increased costs and delays until we find or develop an equivalent replacement, any of which could have an adverse impact on our business and financial performance.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, registered domain names, as well as registered and unregistered trademarks. we believe that our intellectual property is an essential asset of our business and that our domain names and our technology infrastructure currently give us a competitive advantage in the online market for travel. If we do not adequately protect our intellectual property, our brand, reputation and perceived content value could be harmed, resulting in an impaired ability to compete effectively.

To protect our intellectual property, we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming, expensive, distracting and result in unfavorable outcomes. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

Effective trademark, copyright and trade secret protection may not be available in every country in which our offerings are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in the Company having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

If the businesses and/or assets that we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

Our future mergers and acquisitions, if any, will involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

●	legal or regulatory challenges or post-acquisition litigation, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

●	failure of the acquired company or assets to achieve anticipated revenue, earnings or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain key distributors and business relationships, and the reputations of acquired businesses;

●	uncertainty resulting from entering markets in which we have limited or no prior experience or in which competitors have stronger market positions;

●	our dependence on unfamiliar affiliates and partners of acquired businesses;

●	unanticipated costs associated with pursuing acquisitions;

●	liabilities of acquired businesses, which may not be disclosed to us or which may exceed our estimates, including liabilities relating to non-compliance with applicable laws and regulations, such as data protection and privacy controls;

●	difficulties in assigning or transferring to us or our subsidiaries intellectual property licensed to companies we acquired;

●	potential loss of key employees of the acquired companies;

●	difficulties in complying with antitrust and other government regulations;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles; and

●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies and assets, including as they relate to creation, ownership and rights in intellectual property, existence of open-source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

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

We depend on key industry and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. In addition, our delivery of services will be labor-intensive: when we are awarded a contract, we may need to quickly hire project leaders and project management personnel. The additional staff may also create a concurrent demand for increased administrative personnel. The success of our business will require that we attract, develop, motivate and retain:

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

Between March 1, 2023 and February 29, 2024, the trading price of our common stock has ranged from a low of $2.42 to a high of $12.40 and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

On August 17, 2023, the Company received a letter from Nasdaq notifying the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market to maintain minimum stockholders’ equity of $2,500,000 (the “Minimum Stockholder Equity Requirement”), and did not meet the alternatives of market value of listed securities or net income from continuing operations. On October 2, 2023, the Company submitted its plan to regain compliance to Nasdaq and requested an extension to February 13, 2024 to regain compliance with the Minimum Stockholder Equity Requirement. On October 23, 2023, Nasdaq granted the requested extension and provided the Company until February 13, 2024 to demonstrate compliance.

Nasdaq further informed the Company that if the Company fails to show compliance upon filing its next periodic report with the SEC and Nasdaq, the Company may be subject to delisting.

Since submitting its plan to Nasdaq, the Company has completed the following transactions, which the Company believes has resulted in the Company regaining compliance with the Minimum Stockholder Equity Requirement:

●	On December 29, 2023, the Company acquired 100% of the outstanding equity interests of NextTrip pursuant to a share exchange agreement by and among the Company, NextTrip and certain other parties (the “Acquisition”). As consideration for the Acquisition, at closing the Company issued 156,007 restricted shares of its common stock, constituting 19.99% of its issued and outstanding shares of common stock immediately prior to execution of the share exchange agreement, and agreed to issue up to an aggregate of 5,843,993 shares as further consideration upon NextTrip’s achievement of certain milestones set forth in the exchange agreement.

●	On January 16, 2024, the Company completed the sale of certain assets, consisting primarily of patents, software code and other intellectual property, to Divergent Technologies, Inc. for a purchase price of $1,626,242, resulting in net proceeds to the Company of $1,533,563.

●	In October 2023, the Company sold an aggregate of 128,887 shares of its common stock under its existing at-the-market agreement, resulting in net proceeds to the Company of approximately $772,468.

An unaudited condensed combined pro-forma balance sheet of the Company as of September 30, 2023, which presents the combination of the financial information of the Company and NextTrip adjusted to give effect to completion of the Acquisition and the Asset Sale, is filed as Exhibit 99.3 of a Current Report on Form 8-K filed by the Company with the SEC on January 10, 2024, and reflects total stockholders’ equity of approximately $5.4 million.

On February 12, 2024, the Company filed a Current Report on Form 8-K with the SEC disclosing that the Company believes it had regained compliance with the Minimum Stockholder Equity Requirement based upon the specific transactions and events referenced above. Nasdaq will continue to monitor the Company’s ongoing compliance with Minimum Stockholder Equity Requirement and, if at the time of its next periodic report the Company does not show compliance, the Company may be subject to delisting.

On June 17, 2024, the Company received a notification letter (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (the “Form 10-K”).

On July 17, 2024, the Company received an additional notification letter (the “Additional Notice,” and together with the Initial Notice, the “Notices”) from Nasdaq stating that, because the Company has not filed its Quarterly Report on Form 10-Q for the quarter ended May 31, 2024 (the “Form 10-Q”), and because the Company remains delinquent in filing the Form 10-K, the Company remains noncompliant with the Rule.

Neither of the Notices have an immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

The Notices require the Company to either file the delinquent Form 10-K and Form 10-Q with the Commission or submit a plan to regain compliance with the Rule by August 16, 2024. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the Form 10-K’s due date, or until December 10, 2024, to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel under Nasdaq Listing Rule 5815.

On August 16, 2024, the Company submitted a plan to Nasdaq regain compliance with the Rule, including the steps the Company will take to promptly file the Form 10-Q and regain compliance. The Company has requested an extension until September 30, 2024. There can be no assurance that the Company will regain compliance with the Rule, secure an exception until September 30, 2024 to regain compliance, or maintain compliance with other Nasdaq listing requirements.

If we fail to satisfy a Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. If our securities are de-listed from The Nasdaq Capital Market, our stockholders could incur material adverse consequences such as reduced liquidity for their securities and reduced market prices for their securities. Following such de-listing, we could encounter increased difficulty in issuing additional securities at an attractive price, or at all, in order to fund our operations. See also “Nasdaq Compliance” on page 6.

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

Certain of our outstanding warrants to purchase a total of up to approximately 486,165 shares of our common stock contain so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. Of these warrants, warrants with an aggregate exercise price of $956,015 also provide for a ratable increase in the number of shares purchasable upon exercise of the warrants in the event the exercise price per share of the warrants is reduced. The anti-dilution adjustments of our outstanding warrants would be triggered by future issuances of shares of our common stock at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

As of February 29, 2024, we had 936,430 outstanding shares of common stock. Future sales of a large number of our shares or shares issuable upon exercise of our outstanding warrants and stock options, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of August 31, 2024, 63,494 shares of our preferred stock are outstanding, consisting of 316 shares of Series E Preferred Stock, 33,000 shares of Series H Preferred Stock and 30,178 shares of Series I Preferred Stock. As a result, there is a possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk management and strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third party service providers in the near term to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report.

Governance

Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described in “Risk Management and Strategy” above. Our Board of Directors does not have a standing risk management committee, but rather administers this oversight function directly through the Board of Directors as a whole, as well as through standing committees of the Board of Directors that will address risks inherent in their respective areas of oversight.

ITEM 2. PROPERTIES.

We lease approximately 350 square feet of space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, for a monthly rent expense of approximately $550. The lease expires on December 31, 2024, and is cancelable at any time upon 45 days written notice. We believe that our facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, we may become subject to legal proceedings and claims that arise in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on The NASDAQ Capital Market under the symbol “NTRP.”

Shareholders

As of August 31, 2024, there were approximately 599 holders of record of our common stock based on information provided by our transfer agent. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

NextTrip is an innovative technology company that is building next generation solutions to power the travel industry. NextTrip through its subsidiaries, provides travel technology solutions with sales originating in the United States, with a primary emphasis on accommodations, hotels, flights, wellness, and all-inclusive travel packages. Its proprietary booking engine, branded as NXT2.0, provides travel distributors access to a sizeable inventory. NextTrip’s NXT2.0 booking technology was built upon a platform acquired in June 2022, which previously powered the Bookit.com business, a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic).

Since 2022, NextTrip has been focused on the holistic integration of the NXT2.0 technology platform, which will serve as a base for current and future technology projects as well as proprietary system enhancements. Through this strategic offering, NextTrip will focus on key areas of opportunity in the travel sector and drive enhanced booking conversion rates. NextTrip’s proprietary technology, when combined with media, product offerings and customer service, provides a unique lane to serve mid- to luxury travelers.

The spread of the COVID-19 virus globally beginning in January 2020, severely impacted NextTrip’s business. Beginning in March 2020, many U.S. states and foreign countries began issuing “stay-at-home” orders and closed their borders to interstate and international travel. Such restrictions on travel, together with other measures implemented by governments around the world, severely restricted the level of economic activity around the world and had an unprecedented effect on the global travel industry. The public’s ability to travel was severely curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and additional voluntary or mandated closures of travel-related businesses from December 2019 through the beginning of 2022 (and beyond in some jurisdictions). Measures implemented during the COVID-19 pandemic led to unprecedented levels of temporary and permanent business closures, cancellations and limited new travel bookings, having a severe negatively impacted on NextTrip’s business, financial condition and results of operations.

Due to the significant decrease in demand for the travel related services provided by NextTrip during the peak of the COVID-19 pandemic, NextTrip shifted its focus to developing and enhancing its program offerings. For example, it enhanced the functionality of its booking engines, including developing a booking engine platform that allows customers to book packaged vacations and cruises along with a platform to arrange and manage business travel.

Prior to the reverse acquisition of Sigma, NextTrip Holdings, Inc. (“NextTrip”) was a wholly owned subsidiary of NextTrip Group, LLC (“Group”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of Group were conducted through its subsidiaries. On January 25, 2023, NextPlay and Group entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”), together the Agreements (“Agreements”), whereby NextPlay transferred their interest in the travel business to Group. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of Group for 400,000 Preferred Units of Group, with a value of $10 per unit. Prior to the exchange for Preferred Units, Group had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of Group, while NextPlay had obligations to provide ongoing support to NextTrip. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and as such NextTrip recorded the payable as contributed capital.

NextTrip completed the reverse acquisition of Sigma on December 29, 2023. Sigma traded on Nasdaq as SASI which has had a name change to NextTrip, Inc. and now trades as NTRP on Nasdaq.

As per the acquisition with Sigma as noted above, the 400,000 Preferred shares will be exchanged for common shares in NextTrip, Inc. 13,001 Closing Shares were issued to NextPlay on December 29, 2023, and 486,999 Contingent Shares will be issued when and if the business milestones are achieved.

NextTrip has accounted for the reverse merger as NextTrip being the accounting acquirer and will report the financial results as such on a going forward basis. The capital section reflected in the financial statements are that of NextTrip, Inc. and the operating results are that of the accounting acquirer’s financials. All assets, liabilities and results of operations assumed in the transaction are the basis of the financial information discussed in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as well as the financial statements of NextTrip included elsewhere in this Report.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 to the Financial Statements included in this Annual Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements.

Basis of Presentation and Principles of Consolidation

NextTrip’s financial statements and related disclosures are prepared pursuant to the rules and regulations of the SEC for annual financial statements, as applicable. The Financial Statements have been prepared using the accrual basis of accounting in accordance with GAAP.

The financial statements of NextTrip have been prepared on a consolidated basis with those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These differences could have a material effect on NextTrip’s future results of operations and financial position. Significant items subject to estimates and assumptions include the carrying amounts of intangible assets, depreciation and amortization.

Information about key assumptions and estimation uncertainty that has a significant risk of resulting in a material adjustment to the carrying amounts of NextTrip’s assets and liabilities within the next financial year are referenced in the notes to the financial statements as follows:

●	The assessment of NextTrip’s ability to continue as a going concern;
●	The measurement and useful life of intangible assets and property and equipment; and
●	Recoverability of long-lived assets

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

The Company considers trade accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Trade accounts receivable balances as of February 29, 2024 and February 28, 2023, were $34,082 and $0, respectively.

Receivables from NextPlay under the promissory note as described in NOTE 1 – Business Description and Going Concern were $2,567,665 and $1,933,908 respectively. Management has determined that, since NextPlay is in default under the terms of the promissory note, collectability of the entire related party receivable as of February 29, 2024 is uncertain, and has therefore established an allowance for doubtful accounts of $1,567,665. As of February 28, 2023, no allowance for doubtful accounts was established.

Intangible Assets

NextTrip measures separately acquired intangible assets at cost less accumulated amortization and impairment losses. NextTrip recognizes internally developed intangible assets when it has determined that the completion of such is technically feasible, and it has sufficient resources to complete the development. Subsequent expenditures are capitalized when they increase the future economic benefits of the associated asset. All other expenditures are recorded in profit or loss as incurred.

NextTrip assesses whether the life of intangible assets is finite or indefinite. NextTrip reviews the amortization method and period of use of its intangible assets at least annually. Changes in the expected useful life or period of consumption of future economic benefits associated with the asset are accounted for prospectively by changing the amortization method or period as a change in accounting estimates in profit or loss. NextTrip has assessed the useful life of its trademarks as indefinite.

The estimated useful lives for NextTrip’s finite life intangible assets are as follows:

Category	Method	Estimated useful life
Software	Straight line	3 years
Software licenses	Straight line	0.5 - 4 years

Software Development Costs

NextTrip capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, NextTrip assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment review include the following:

1. Significant underperformance compared to historical or projected future operating results;

2. Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When NextTrip determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, NextTrip records an impairment charge. NextTrip measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives.

Leases

NextTrip adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve months.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Revenue Recognition

NextTrip recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation, and recognizing revenue when the performance obligation is satisfied.

NextTrip recognizes revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, as satisfaction of the performance obligation, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for customer travel packages purchased directly from NextTrip are recorded gross (the amount paid to NextTrip by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

NextTrip generates revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world.

NextTrip controls the specified travel product before it is transferred to the customer and is therefore a principal, including but not limited to, the following:

●	NextTrip is primarily responsible for fulling the promise to provide such travel product.
●	NextTrip has inventory risk before the specified travel product has been transferred to a customer or after transfer of control to a customer.
●	NextTrip has discretion in establishing the price for the specified travel product.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

From time to time, payments are made to suppliers in advance of customer bookings as required by hotels. These payments are recognized as costs of goods at the earlier of the date of travel or the last date of cancellation.

Stock-Based Compensation

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

Results of Operations

Year Ended February 29, 2024 Compared to the Year Ended February 28, 2023

Revenue

During the year ended February 29, 2024, NextTrip recognized revenue of $458,752 as compared to $382,832 in the same period in 2023, an increase of $75,920, or 19.8%. The increase was a result of the continued implementation of the company’s booking engine.

Cost of Revenue

Cost of revenue for the year ended February 29, 2024, was $397,532 as compared to $354,921 for the same period in 2023, an increase of $42,611, or 12%. The increase was attributable to the increase in revenue in the year ended February 29, 2024, as compared to the same period in 2023.

Operating Expenses

Operating expenses totaled $5,740,577 for the year ended February 29, 2024, versus $4,979,766 for the year ended February 28, 2023. The increase of $760,811, or 15.3% was due to an increase in professional service fees of $806,076, an increase in depreciation and amortization of $761,524, an increase in other operating expenses of $91,838, stock based compensation of $116,512, and organization costs of $25,000. Partially offsetting these increases were a decrease in salaries and benefits of $519,809, a decrease in general and administrative expenses of $57,455, a decrease in sales and marketing expenses of $222,887, and a decrease in technology expenses of $239,988.

Salaries and Benefits

Salaries & Stock based compensation expenses were $1,604,487 for the year ended February 29, 2024, as compared to $2,124,296 for the same period in 2023. The decrease of $519,809 or 24.5% was the result of a reduction in the number of employees which was offset by the increase in professional contracted staff.

Stock Based Compensation

Stock based compensation totaled $116,512 for the year ended February 29, 2024, versus $0 for the year ended February 28, 2023. The increase was attributable to expense associated with the assumption of Sigma’s outstanding stock options upon completion of the reverse merger transaction.

Loss on Promissory Note Receivable.

The loss of $1,567,665 on the promissory note receivable for the year ended February 29, 2024 is attributable to the establishment of a reserve taken on the total outstanding balance due from NextPlay of $2,567,665. Management has determined that, since NextPlay is in default under the terms of its promissory note, collectability of the entire related party receivable as of February 29, 2024 is uncertain. As of February 28, 2023, no allowance for doubtful accounts was established.

General and Administrative Expense

General and administrative expense for the year ended February 29, 2024 was $152,106, versus $209,561, a decrease of $57,455. The decrease was primarily attributable to a reduction in rent expense of $28,000 and a decrease in medical insurance premiums due to fewer employees in fiscal 2024 as compared to fiscal 2023.

Sales and Marketing Expense

Sales and marketing expenses were $484,250 for the year ended February 29, 2024, as compared to $707,137 for the same period in 2023. The decrease of $222,887 or 31.5% was primarily related to reduced marketing costs during the booking engine enhancement upgrade.

Professional Service Fees

Professional Service Fees were $1,421,508 for the year ended February 29, 2024, as compared to $615,432 for the same period in 2023. The increase of $806,076 or 131% was the result of an increase in the number of professional contracted staff and an increase in legal costs associated with various public company filings.

Technology

Technology expenses for the year ended February 29, 2024 were $311,430, as compared to $551,418 for the year ended February 28, 2023. The decrease of $239,988, or 43.5% was primarily attributable to a decrease in website maintenance and bug fixes of $137,258, a decrease in software licensing expenses of $41,215 due to renegotiation of licensing agreements and adoption of more cost-effective solutions, a decrease of $13,420 in cloud database and networking expenses related to optimization of our cloud infrastructure, and a decrease in software hosting expenses of $83,109 due to consolidation of services. Partially offsetting these decreases was an increase in dues and subscriptions of $7,888 in new services to support the Company’s operations, and an increase of $29,341 in expenses associated with maintenance and support of the Company’s technology infrastructure.

Organization Costs

Organization costs were $25,000 for the year ended February 29, 2024, as compared to $0 for 2023. The increase is attributable to compensation expense for our directors subsequent to the reverse acquisition of Sigma on December 29, 2023.

Depreciation and Amortization

Depreciation and amortization expense for the year ended February 29, 2024, was $1,468,762 as compared to $707,238 for the same period in 2023, an increase of $761,524 or 107.6%. The increase was primarily the result of amortization of software additions during the year as well as amortizing certain software purchases, in particular the BookIt.com asset, over a shorter period due to its estimated useful life.

Other Expenses

Other expenses totaled $156,522 for the year ended February 29, 2024, as compared to $64,684 for the year ended February 28, 2023. The increase of $91,838, or 142.0% was primarily due to an increase in D&O insurance premiums.

Other Income (Expense)

Other expense was $977,480 for the year ended February 29, 2024, as compared to other expense of $81,641 for the same period in 2023. The increase of $895,839 was primarily due to the loss on the promissory note receivable of $1,567,665, partially offset by other income in the amount of $486,633 of which $479,460 was due to the reversal of accrued expenses. Such reversal was offset by the allocation of expenses to the appropriate expense accounts. Additionally, the gain on the extinguishment of liability in the amount of $166,889 resulted from the exchange of a consulting expense for the issuance of common shares.

The net loss of $14,718 on the disposal of assets was due to a reduction in goodwill of $52,310, partially offset by a gain of $37,592 on the sale of assets to Divergent, and the decrease in interest expense of $23,251 was due to the conversion of convertible notes to common shares on December 29, 2023.

Net Loss From Continuing Operations

In the year ended February 29, 2024, the net loss from continuing operations totaled $6,656,837 as compared to a net loss from continuing operations of $5,033,496 for the year ended February 28, 2023. The operating loss component increased by $727,502 in 2024, and the other loss component increased by $895,839.

Net Loss From Discontinued Operations

The net loss from discontinued operations of $675,314 for the year ended February 29, 2024 consisted primarily of expenses incurred attributable to the legacy business operations of Sigma, and were comprised of $528,930 in retention bonuses paid to former Sigma employees, salaries and benefits of $28,475, severance of $62,500 and organization and other expenses of $60,415. Partially offsetting these expenses was $5,006 in revenue related to a maintenance contract.

Net Loss Applicable to Common Shareholders

The net loss applicable to common shareholders totaled $7,339.276 for the year ended February 29, 2024, as compared to $5,033,496 for the year ended February 28, 2023. Preferred dividends were $7,125 in 2024 and $0 in 2023.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Annual Report, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended February 29, 2024 included in Item 15 of this Annual Report contains a going concern qualification.

As of February 29, 2024, NextTrip had $323,805 in cash, an accumulated deficit of $24,151,139 and a working capital deficit of $245,005 compared to $282,475 in cash, an accumulated deficit of $16,811,863 and a working capital deficit of $2,310,654 as of February 28, 2023.

To date, NextTrip has financed its operations primarily through revenue generated from operations, the issuance of convertible debt, advances from related parties, and private placements of its securities.

On March 15, 2024, the Company’s Board of Directors approved the Company to enter into an unsecured promissory note for a line of credit with Messrs. Monaco and Kerby, the Company’s Chairman of the Board of Directors and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000. Under the terms of the note, advances under the line of credit may be made at the Company’s request until May 31, 2024. The note bears an annual interest rate of 7.5% and matures on February 28, 2025, and may be prepaid by the Company at any time prior to maturity without penalty. As of April 19, 2024, the full principal amount of the note had been advanced to the Company and remains outstanding.

On April 25, 2024, the Company’s Board of Directors approved the Company to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who shall individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5% and shall mature one year from the date of each note’s execution and may be prepaid by the Company at any time prior to maturity without penalty. As of July 10, 2024, the full principal amount of $1,000,000 had been advanced to the Company and remains outstanding.

NextTrip will need to raise additional funds through equity or debt financings or other means to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs and maintaining compliance with NASDAQ listing requirements until planned revenue streams are fully implemented and begin to offset the Company’s operating costs. The Company estimates that it will require a minimum of $5.5 million to continue operations for the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended February 29, 2024, was $5,056,095 as compared to $3,792,600 during the same period in 2023, an increase of $1,263,495 or 33.3%.

During the year ended February 29, 2024, the net cash used in operating activities from continuing operations was the result of a net loss of $6,656,837, partially offset by changes in working capital of $1,400,025 and non-cash expenses of $3,000,767. The non-cash expenses were primarily comprised of depreciation and amortization of $1,468,762 and the loss of $1,567,665 on the related party receivable. Changes in working capital were driven by an increase in accounts receivable of $662,939, an increase in prepaid expenses of $281,506, an increase in security deposits of $27,167, and a decrease in accounts payable and accrued expenses of $531,367, partially offset by an increase in deferred revenue of $102,954.

Net cash used in operating activities from discontinued operations during the year ended February 29, 2024, was $675,314 as compared to $0 during the same period in 2023, and was related to wind down expenses associated with the legacy Sigma business.

As a result, total net cash used in operating activities increased by $1,938,809 during the year ended February 29, 2024, to $5,731,409 as compared to $3,792,600 during the same period in 2023, an increase of 51.1%.

During the year ended February 28, 2023, the net cash used in operating activities was the result of a net loss of $5,033,496, partially offset by changes in working capital of $521,490 and non-cash expenses of $719,406, primarily related to depreciation and amortization. Changes in working capital were driven by a decrease in accounts receivable of $5,503, a decrease in prepaid expenses of $48,796, an increase in accounts payable and accrued expenses of $533,193, a decrease in deferred revenue of $46,855 and an increase in right of use asset in the amount of $18,697.

Net Cash Provided (Used) in Investing Activities

Net cash provided by investing activities during the year ended February 29, 2024, was $980,936, which compares to net cash used by investing activities of $4,290,930 during the same period of 2023, an increase of $5,271,865. The primary causes for the increase resulted from the reverse acquisition of Sigma, which provided cash of $417,122, and the subsequent sale of Sigma’s legacy assets to a third party, which generated an additional $1,589,241 in cash. Further contributing to the increase were decreases in capitalized software development costs of $1,337,919 and a decrease in the related party promissory note of $1,933,908. These increases were partially offset by an increase in the purchases of equipment of $6,325.

Net Cash Provided by Financing Activities

NextTrip raised $4,791,804 in net proceeds during the year ended February 29, 2024, consisting of $735,037 from the issuance of convertible notes, $1,905,970 from the issuance of common shares, $1,603,500 from the issuance of preferred shares, and $547,277 from related party advances. For the year ended February 28, 2023, the Company raised $8,134,955 in net proceeds consisting of advances to the company by related parties of $4,901,452 and proceeds from the issuance of convertible notes of $3,233,503.

Inflation, changing prices and rising interest rates have had no material effect on NextTrip’s continuing operations over our two most recent fiscal years.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

During the periods covered by this Form 10-K, management identified a material weakness in disclosure controls and procedures related to a lack of personnel with sufficient expertise in generally accepted accounting principles (“GAAP”). Specifically, the Company did not have individuals with extensive GAAP experience to adequately assess and apply GAAP requirements in the preparation and review of financial disclosures. As a result of this material weakness, management has concluded that, as of February 29, 2024 the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As a result of this evaluation, management identified a material weakness in internal control over financial reporting related to a lack of sufficient personnel with appropriate GAAP expertise. Specifically, due to the complexity and evolving nature of certain accounting standards under GAAP, management determined that, as of February 29,2024, the Company did not have sufficient individuals with extensive GAAP experience to adequately assess and apply these standards in a timely manner. As a result of this material weakness, management has concluded that, as of February 29, 2024, the Company’s internal control over financial reporting was not effective.

This Report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting, which is not required for smaller reporting companies.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

As discussed elsewhere in this Report, during the quarter ended February 29, 2024, the Company completed the reverse acquisition of NextTrip and sold certain of the Company’s legacy Sigma assets to Divergent. Upon closing of the NextTrip Acquisition, NextTrip was treated as the accounting acquirer of the Company, and as a result, at closing NextTrip’s internal controls became our internal controls. On December 29, 2023, pursuant to the terms of the Share Exchange Agreement between the parties, the Chief Financial Officer of Sigma was appointed as Chief Financial Officer of the combined company. In addition, Sigma’s auditor, Haynie and Company, was appointed as auditor of the combined company.

In addition to appointing a Chief Financial Officer with extensive GAAP experience as Chief Financial Officer of the combined company, management has taken further steps since February 29, 2024, to remediate the material weakness discussed above by hiring additional personnel with GAAP expertise, in particular the Company’s Controller, and engaging external consultants with subject matter expertise as necessary. Management has also implemented several enhancements to its control over financial reporting, including, but not limited to, establishing a monthly financial closing process, implementing account reconciliations, ensuring proper segregation of duties, and implementing new financial control software. These remediation efforts were completed by the filing date of this Report.

As a result of these enhancements, management believes that the consolidated financial statements included in this Report fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of and for the periods presented.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of August 31, 2024:

Name	Age	Position
William Kerby	66	Chief Executive Officer
Lyndsey North	41	President
Frank Orzechowski	64	Chief Financial Officer, Treasurer and Corporate Secretary

William Kerby has served as our Chief Executive Officer since December 29, 2023. Mr. Kerby has over two decades of experience in the travel and media industries, and approximately a decade of experience in the financial industry. He acted as the architect of the NextTrip model, overseeing the development and operations of the Travel, Real Estate and Television Media divisions of the company. From January 25, 2023 to December 29, 2023, Mr. Kerby was the Chief Executive Officer of NextTrip Group, LLC. Mr. Kerby served as the Co-Chief Executive Officer of NextPlay Technologies, Inc. (formerly Monaker Group, Inc.) from September 16, 2021 to January 25, 2023. From July 2008 to September 16, 2021, Mr. Kerby was the Chief Executive Officer of Monaker Group, Inc. During that time, Mr. Kerby also served as Chief Executive Officer of NextPlay Media from 2009 through 2020 as well as being the CEO of the Company’s real estate holding Verus International, Inc., formerly Realbiz Media Group, Inc., from October 2012 until August 2015 and on the board of directors until April of 2016. From April 2002 to July 2008, Mr. Kerby served as the Chief Executive Officer of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly- traded company on the TSX and Nasdaq Small Cap Market. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading-edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a market cap of over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Britain, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University with a Specialized Honors Economics degree.

Lyndsey North has served as our President since July 2023. With more than 15 years of experience in leisure tour and travel technology, Ms. North is responsible for all aspects of the NextTrip leisure, business and technology products including development of the World1 Metaverse. Prior to joining NextTrip, Ms. North led the Supplier Strategy & Investment division at Apple Leisure Group (ALG). Here she lead global partnership marketing and strategic relationships across the ALG Vacations and VAX VacationAccess brands including Apple Vacations, Funjet Vacations, United Vacations, Southwest Vacations, CheapCaribbean.com, and Travel Impressions. Ms. North joined the team at The Mark Travel Corporation (TMTC) in 2003, and served in a variety of marketing and engagement capacities. Prior to the merger with ALG, Ms. North was appointed to lead the Supplier Strategy & Investment efforts for all TMTC and Trisept Solutions brands in 2014. During her tenure with the company Ms. North was involved in the development of many new business relationships and was part of the leadership team for both TMTC and Trisept Solutions. Ms. North holds a Bachelor’s degree in Marketing from Marquette University.

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

Board of Directors and Corporate Governance

The following table sets forth the names, ages as of August 31, 2024, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
Donald P. Monaco	I	71	Chairman of the Board and Director	2023	2024
Jacob Brunsberg	II	37	Director	2022	2025
Salvatore Battinelli(1)	II	82	Director	2017	2025
Dennis Duitch(1)	III	79	Director	2017	2026
Kent Summers(1)	III	65	Director	2018	2026

(1) Member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Directors

Donald P. Monaco has been the Chairman of the Board of Directors since December 29, 2023. Mr. Monaco has approximately three decades of experience as an international information technology and business management consultant. Mr. Monaco is the founder and owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota, serving airline, military, and general aviation customers since November 2005. Since January 2009, he has been appointed and reappointed by Minnesota Governors to serve as a Commissioner of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota, and currently serves as Chairman of the Operations, Finance and Administration Committee. Mr. Monaco is also the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco previously worked as an international information technology and business management consultant with Accenture in Chicago, Illinois for 28 years, and as a partner and senior executive for 18 of such years. From August 2011 to January 2023, Mr. Monaco served as a member of the board of directors of NextPlay (known as Monaker prior to June 2020), where he served as chairman of the board of directors from August 2018 to June 2021 and as co-chairman of the board from June 2021 to December 2021. He previously served as a director at Republic Bank in Duluth, Minnesota from May 2015 until October 2019. He also served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016, serving as chairman of the board from August 2015 to April 2016. Mr. Monaco holds Bachelor’s and Master’s degrees in Computer Science Engineering from Northwestern University.

Our Board of Directors believes that Mr. Monaco is qualified to serve as a member of our Board on the basis of his deep understanding of information technology, early-stage business growth strategies, and business acquisitions, as well as his background and extensive company management and leadership experience.

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

Our Board of Directors believes that Mr. Brunsberg is qualified to serve as a member of the board because of his experience in leading early-stage growth companies.

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

Director Independence

Our Board of Directors currently consists of five members. As a result of his previous service as our Chief Executive Officer, Mr. Brunsberg is not considered an independent director. As a result of Mr. Monaco’s previous affiliation with NextTrip, Mr. Monaco is not considered an independent director. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq marketplace rules. Pursuant to Nasdaq rules, our board must consist of a majority of independent directors.

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

Classified Board of Directors

In accordance with our amended and restated bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I director is Don Monaco, with a term expiring at our 2024 annual meeting of stockholders;

●	the Class II directors are Salvatore Battinelli and Jacob Brunsberg, with terms expiring at our 2025 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with terms expiring at our 2026 annual meeting of stockholders.

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

On April 1, 2022, our Board of Directors appointed Mr. Ruport as Chairman of the Board. Mr. Ruport resigned as chairman on December 29, 2023, pursuant to the Share Exchange agreement between NextTrip and Sigma Additive Solutions, Inc. and Donald P. Monaco was appointed to replace Mr. Ruport as Chairman of the Board concurrently therewith.

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

Board Meetings and Committees

During our fiscal year ended February 29, 2024, the Board of Directors held 25 meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period he was a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2023 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under the applicable Nasdaq rules and under SEC Rule 10A-3. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee met four times during 2023.

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

Any nomination should be sent in writing to our Corporate Secretary at NextTrip, Inc., 3900 Paseo del Sol, Santa Fe, New Mexico 87507.

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

The Company believes that during the fiscal year ended February 29, 2024, its executive officers, directors and greater than 10% stockholders timely filed all reports under Section 16(a).

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on February 29, 2024 (the foregoing executives are herein collectively referred to as the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)		All Other Compensation ($) (1)		Total ($)
Bill Kerby – Chief Executive Officer	2024	400,000	-	-	-		42,000	(5)	441,995
	2023	400,000	-	-	-		17,500	(6)	417,500

Jacob Brunsberg – Former President and Chief Executive Officer and Current Director	2024	214,333	-	-	-		267,011	(7)	481,344
	2023	250,000	-	-	477,861	(3)	-		727,861

Frank Orzechowski - Chief Financial Officer	2024	200,000	-	-	-		109,073	(8)	309,073
	2023	200,000	-	-	260,976	(4)	-		460,976

Lyndsey North, President	2024	200,000	-	-	-		-		200,000
	2023	151,995	-	-	-		-		151,995

(1)	Actual amounts paid or accrued.

(2)	Includes option awards and stock appreciation rights awards. Stock appreciation rights awards are only payable in cash. As such, no shares of common stock were reserved in connection with the awards since no shares will be issued pursuant to exercise. The Fair Value of option and SARs awards are calculated in accordance with FASB ASC Topic 718. The amount recognized for all awards is calculated using the Black Scholes pricing model. No options or SARs were awarded during the twelve months ended February 29, 2024.

(3)	On July 1, 2022, we granted Mr. Brunsberg: (i) an option to purchase up to 2,490 shares of common stock, with an exercise price of $50.00, and a grant date fair value of $46,367; (ii) an option to purchase up to 760 shares of common stock, with an exercise price of $50.00, and a grant date fair value of $14,152; (iii) 9,747 SARs, with an exercise price of $50.00 and a grant date fair value of $181,503; and (iv) 9,098 SARs in connection with his employment retention agreement. The SARs have an exercise price of $26.00 and had a grant date fair value of $187,530. On January 26, 2023, we granted Mr. Brunsberg an option to purchase up to 5,457 shares of common stock, with an exercise price of $11.60 and a grant date fair value of $48,295. In connection with Mr. Brunsberg’s resignation from the Company, on February 29, 2024, the Compensation Committee of the Board of Directors approved (i) the accelerated vesting of all unvested options and SARs as of his resignation of December 29, 2023; and (ii) such options and SARs be and remain outstanding and exercisable for the full duration of the options. Notwithstanding the forgoing, as of February 29, 2024, all of Mr. Brunsberg’s vested options to purchase shares of our common stock were subject to an exercisability waiver until such time as we received shareholder approval to increase our authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

(4)	On July 1, 2022, we granted Mr. Orzechowski: (i) an option to purchase up to 797 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $50.00 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of February 29,2024, 521 shares were vested. The option had a grant date fair value of $14,841; (ii) an option to purchase up to 2,609 shares of our common stock with an exercise price of $50.00 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of February 29, 2024, 1,691 shares were fully vested. The option had a grant date fair value of $48,583; (iii) 3,474 SARs with an exercise price of $50.00 and vests as follows: 25% on the date of the grant, and the remaining 75% in equal monthly installments over the subsequent thirty-six months. As of February 29, 2024, 2,249 SARs were fully vested and exercisable. The SARs had a grant date fair value of $64,691; and (iv) 4,852 SARs in connection with his employment retention agreement. The SARs have an exercise price of $26.00 and will vest and become exercisable on March 15, 2025 if Mr. Orzechowski remains an employee of the Company on that date. The SARs had a grant date fair value of $100,017. On January 26, 2023, we granted Mr. Orzechowski an option to purchase up to 3,711 shares of common stock. The option has an exercise price of $11.60 and vests as follows: 50% on the date of the grant, and the remaining 50% in equal monthly installments over the subsequent 23 months. As of February 29, 2024, 2,909 shares were fully vested. The option had a grant date fair value of $32,843. As of February 29, 2024, all of Mr. Orzechowski’s vested options to purchase shares of our common stock were subject to an exercisability waiver until such time as we received shareholder approval to increase our authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

(5)	In fiscal year 2024, we paid Mr. Kerby $24,000 in connection with various personal financial guarantees, and a personal car allowance of $18,000 pursuant to the terms of his employment agreement.

(6)	In fiscal year 2023, we paid Mr. Kerby $10,000 in connection with various personal financial guarantees, and a personal car allowance of $7,500 pursuant to the terms of his employment agreement.

(7)	In fiscal year 2024, we paid Mr. Brunsberg a retention bonus of $204,511 and severance of $62,500 in connection with his resignation from the Company pursuant to the terms of his Retention and Separation Agreement. In addition, Mr. Brunsberg is entitled to receive an award of 31,250 shares of Restricted Stock or Restricted Stock Units, or a stock option to Purchase up to 31,250 shares of the Company’s common stock as determined by the 2023 Equity Incentive Plan Administrator. Such award has not been granted as of February 29, 2024.

(8)	In fiscal year 2024, we paid Mr. Orzechowski a retention bonus of $109,073 pursuant to the terms of his Retention Bonus and Separation Agreement.

Named Executive Officer Employment Agreements

William Kerby

In connection with this appointment as Chief Executive Officer of Company on December 29, 2023, the Company and Mr. Kerby entered into an employment letter agreement, dated as of December 29, 2023. Under the employment agreement, Mr. Kerby will be entitled to receive an annual base salary of $400,000, which is subject to increase (but not decrease) in the discretion of the Compensation Committee of our Board of Directors based on an annual or special case assessments of his performance and other factors. At the discretion of our Board of Directors, Mr. Kerby will also be eligible to earn a discretionary, annual fiscal end-of-year incentive bonus in an amount of up to 100% of his base annual salary. The exact amount of the incentive bonus will be dependent on the achievement of Company milestones and profitability, and such other milestones as the Board deems appropriate. Mr. Kerby will have the option of receiving some or all of his base annual salary and any incentive bonus in cash or in shares of our common stock valued for this purpose as set forth in his employment agreement and will be eligible to receive equity compensation at the discretion and in an amount to be determined by our Board of Directors.

During his employment, Mr. Kerby will be entitled to an automobile allowance of $1,500 per month and to receive all benefits under any and all deferred compensation plans, retirement plans, life, disability, health, accident and other insurance programs, and similar employee benefit plans and programs, sick leave and vacation time that the Company elects, in its sole discretion, to provide from time to time to its executive officers, and to earn four weeks of paid time off in accordance with the Company’s PTO policy.

Mr. Kerby has entered into various personal guarantees with the Airline Reporting Commission, sellers of travel, merchant providers, financial institutions, associations and service providers for the benefit of NextTrip, in consideration of which the Company agrees in his employment agreement to pay him a $2,000 per month guarantee fee for so long as the employment agreement and the guarantees remain in place. In the event Mr. Kerby resigns for “Good Reason” (as defined in the employment agreement), or his employment is terminated by the Company for any reason, the Company will immediately eliminate any and all guarantees failing which, for each month the guarantees remain in place, the monthly guarantee fee will rise to $10,000 per month after 30 days in the event the Company is unable to assume the guarantees during such 30-day period.

The term of Mr. Kerby’s employment under his employment agreement will continue from month-to-month until terminated by either party with 30 days’ prior written notice, unless sooner terminated in accordance with the terms thereof. Should the Company notice the termination of Mr. Kerby’s employment agreement (other than as a result of death, “Disability” or “Cause,” as defined therein), he will be entitled to payment of an amount equal to 12 months of his base annual salary in a lump sum payment upon termination and the continuation of his health care coverage, at the Company’s expense, for up to 12 months following the termination (collectively, the “Kerby Severance Payments”). In addition, in the event that Mr. Kerby’s agreement is terminated by the Company for any reason within 12 months from the date of closing of the Acquisition, Mr. Kerby will be entitled to receive the Kerby Severance Payments and the Contingent Shares will automatically accelerate and be issuable in full if not yet earned or issued.

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

Additionally, during the term of his employment, Mr. Brunsberg is eligible to receive one or more bonuses relating to each fiscal year in recognition of his achievement of individual and Company goals established by the Board of Directors from time to time. However, the decision to provide any such bonuses and the amount and terms of any such bonuses is in the sole discretion of the Board of Directors. On January 24, 2022, Mr. Brunsberg was awarded a performance bonus of $19,876 for 2021. On December 29, 2023, Mr. Brunsberg resigned as President and Chief Executive Officer but remains a member of our Board of Directors.

Lyndsey North

On June 17, 2022, we entered into an “at will” employment agreement, with Lyndsey North under which she was engaged to serve as Vice President of Marketing of the Company. As of September 28, 2022, Ms. North was appointed President of the Company. Under the terms of Ms. North’s employment agreement, she was entitled to receive an annual base salary of $155,000, which was increased to $200,000 effective September 28, 2022. Pursuant to the employment agreement, Ms. North was granted 4,000 Stock Appreciation Rights (“SARs”) at an exercise price of $7.00, which will vest over a period of three years, with one-third of the award vesting each year on her employment anniversary date. At the discretion of the Board of Directors, and subject to the achievement of certain performance goals, Ms. North is also eligible for a performance bonus consisting of a cash award of up to 30% of base salary, which was increased to 50% of base salary, and a SAR award of up to 25% of base salary. Ms. North is eligible to participate in the Company’s group benefit plans, including medical, dental, and vision plans, as well as a 401K plan.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth outstanding stock options granted under or outside of our 2013 Equity Incentive Plan and SARs under our 2020 Stock Appreciation Rights Plan that are held by our named executive officers as of February 29, 2024:

	Option Awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jacob Brunsberg(2)	-	5,000	$63.60	9/20/2026
	-	3,500	$50.00	2/16/2027
	1,500	-	$50.00	2/16/2027
	-	760	$50.00	7/1/2027
	-	2,490	$50.00	7/1/2027
	9,747	-	$50.00	7/1/2027
	9,098	-	$26.00	7/1/2027
	-	5,457	$11.60	1/25/2028

Frank Orzechowski(3)	-	13	$280.00	7/1/2024
	-	300	$280.00	7/1/2024
	-	1,750	$50.00	6/14/2025
	902	-	$52.60	6/22/2025
	-	2,429	$68.40	8/11/2026
	1,620	809	$68.40	8/11/2026
	-	797	$50.00	7/1/2027
	-	2,609	$50.00	7/1/2027
	2,249	1,225	$50.00	7/1/2027
	-	4,852	$26.00	7/1/2027
	-	3,711	$11.60	1/25/2028

(1) On June 23, 2020, we adopted the 2020 Stock Appreciation Rights Plan. The Plan provides for incentive awards in the form of SARs payable in cash. No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. Awards issued under the Plan are included in the table.

(2) On September 20, 2021, in conjunction with the hiring of Jacob Brunsberg, the Company’s current President and Chief Executive Officer, the Company granted to Mr. Brunsberg an option to purchase 5,000 shares of our common stock with an exercise price of $63.60, which was fully vested on the date of the grant. On February 16, 2022, the Company granted an option to Mr. Brunsberg to purchase up to 3,500 shares of common stock with an exercise price of $50.00, which as of February 29, 2024, was fully vested. Also on February 16, 2022, the Company granted 1,500 SARs to Mr. Brunsberg, with an exercise price of $50.00, which as of February 29, 2024, was fully vested and exercisable. On July 1, 2022, we granted Mr. Brunsberg: (i) an option to purchase up to 760 shares of our common stock with an exercise price of $50.00, which as of February 29, 2024, was fully vested; (ii) an option to purchase up to 2,490 shares of our common stock with an exercise price of $50.00, which as of February 29, 2024, was fully vested; (iii) 9,747 SARs with an exercise price of $50.00, which as of February 29, 2024, was fully vested and exercisable; and (iv) 9,098 SARs in connection with his employment retention agreement. The SARs have an exercise price of $26.00 and as of February 29, 2024, were fully vested and exercisable. On January 26, 2023, we granted Mr. Brunsberg an option to purchase up to 5,457 shares of common stock with an exercise price of $11.60, which as of February 29, 2024 was fully vested. As of February 29, 2024, all of Mr. Brunsberg’s vested options to purchase shares of our common stock were subject to an exercisability waiver until such time as we received shareholder approval to increase our authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

(4) On July 1, 2019, in conjunction with the hiring of Frank Orzechowski, our Chief Financial Officer, the Company granted to Mr. Orzechowski (i) an option to purchase 13 shares of our common stock with an exercise price of $280.00, which fully vested on July 1, 2019; and (ii) an option to purchase up to 300 shares of our common stock, with an exercise price of $280.00, which as of February 29, 2024 was fully vested. On May 28, 2020, we granted Mr. Orzechowski an option to purchase 1,750 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $50.00, which as of February 29, 2024 was fully vested. On June 23, 2020, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 902 SARs. The SARs have an exercise price of $52.60 which as of February 29, 2024 were fully vested and exercisable. On August 11, 2021, we granted Mr. Orzechowski an option to purchase 2,429 shares of our common stock under our 2013 Equity Incentive Plan in connection with his employment arrangement. The option has an exercise price of $68.40 and as of February 29, 2024, 2,129 shares were fully vested, and the remaining 300 shares will vest in equal monthly installments over the next eight months. On August 11, 2021, pursuant to our 2020 Stock Appreciation Rights Plan, we granted Mr. Orzechowski 2,429 SARs. The SARs have an exercise price of $68.40 and will vest and become exercisable in three equal installments on each of the first, second, and third anniversaries of the grant date. As of February 29, 2024, 1,620 SARs were fully vested and exercisable. On July 1, 2022, we granted Mr. Orzechowski: (i) an option to purchase up to 797 shares of our common stock with an exercise price of $50.00. As of February 29, 2024, 521 were fully vested, and the remaining 276 shares will vest in equal monthly installments over the next sixteen months; (ii) an option to purchase up to 2,609 shares of our common stock with an exercise price of $50.00. As of February 29, 2024, 1,691 shares were fully vested and the remaining 918 shares will vest in equal monthly installments over the next sixteen months; (iii) 3,474 SARs with an exercise price of $50.00. As of February 29, 2024, 2,249 SARs were fully vested and exercisable, and the remaining 1,225 SARs will vest in equal monthly installments over the next sixteen months; and (iv) 4,852 SARs in connection with his employment retention agreement. The SARs have an exercise price of $26.00 and will vest and become exercisable on March 15, 2025 if Mr. Orzechowski remains an employee of the Company on that date. On January 26, 2023, we granted Mr. Orzechowski an option to purchase up to 3,711 shares of our common stock, with an exercise price of $11.60. As of February 29, 2024, 2,909 shares were fully vested, and the remaining 802 shares will vest in equal monthly installments over the next ten months. As of February 29, 2024, all of Mr. Orzechowski’s vested options to purchase shares of our common stock were subject to an exercisability waiver until such time as we received shareholder approval to increase our authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

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

Retirement Plans

We maintain two qualified 401(k) plans, in which all eligible employees may participate. We make safe harbor contributions to both plans: one plan matches 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed, and the other plan makes a 3% non-elective contribution for all eligible participants. Safe harbor contributions are 100% vested. We may also elect, on an annual basis, to make a discretionary contribution to the plan, but have not done so to date. Our elective matches and elective contributions vest to participant accounts as follows: 20% after two years of service, and 20% per year thereafter until the participant reaches 6 years of service, at which time, employer contributions vest 100%. As a tax-qualified retirement plan, contributions to the 401(k) plans and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plans.

No Tax Gross-Ups

We do not make gross-up payments to cover our executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our Company.

2023 Equity Incentive Plan

On November 19, 2023, our Board of Directors adopted the Sigma Additive Solutions, Inc. 2023 Equity Incentive Plan, which we refer to as the “2023 Plan.”

Our Board of Directors believes that the grant of options and other stock awards is an important incentive for the Company’s employees, officers and directors. Previously, we issued options and stock awards pursuant to our 2013 Equity Incentive Plan, which plan expired according to the terms thereof in March 2023.

A summary of the 2023 Plan is set forth below.

Purpose

Our Board of Directors adopted the 2023 Plan to (1) encourage selected employees, officers, directors, consultants and advisers to improve our operations and increase our profitability, (2) encourage selected employees, officers, directors, consultants and advisers to accept or continue employment or association with us, and (3) increase the interest of selected employees, officers, directors, consultants and advisers in our welfare through participation in the growth in value of our common stock. All of our current employees, directors and consultants are eligible to participate in the 2023 Plan.

Administration

The 2023 Plan is to be administered by the Board of Directors or by a committee to which administration of the 2023 Plan, or of part of thereof, is delegated by the Board of Directors. The 2023 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards. Subject to the requirements imposed by the 2023 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2023 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2023 Plan or of any award under the 2023 Plan.

The 2023 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code.

Stock Subject to the 2023 Plan

The aggregate number of shares of common stock set aside and reserved for issuance under the 2023 Plan is 7,000,000 shares.

If awards granted under the 2023 Plan expire or otherwise terminate or are cancelled without being exercised in full, the shares of common stock not acquired pursuant to such awards will again become available for issuance under the 2023 Plan. If shares of common stock issued pursuant to awards under the 2023 Plan are forfeited to or repurchased by us, the forfeited or repurchased stock will again become available for issuance under the 2023 Plan.

If shares of common stock subject to an award are not delivered to a participant because such shares are withheld for payment of taxes incurred in connection with the exercise of an Option, or the issuance of shares under a Stock Award, or the award is exercised through a reduction of shares subject to the award (“net exercised”), then the number of shares that are not delivered will not again be available for issuance under the 2023 Plan. In addition, if the exercise price of any award is satisfied by the tender of shares of common stock to us (whether by actual delivery or attestation), the shares tendered will not again be available for issuance under the 2023 Plan.

Eligibility

All directors, employees, consultants and advisors of the Company and its subsidiaries are eligible to receive awards under the 2023 Plan. Incentive Options may only be granted under the 2023 Plan to a person who is a full-time officer or employee of the Company or a subsidiary. The Administrator will determine from time-to-time which directors, employees, consultants and advisers will be granted awards under the 2023 Plan.

Terms of Awards

Maximum Grant

The maximum number of shares of Common Stock subject to a Stock Award granted during a single Fiscal Year to any Non-Employee Director (together with any cash fees paid to such Non-Employee Director during the Fiscal Year) is not permitted to exceed a total value of $500,000. The value of the Stock Award is based on the fair value for financial reporting purposes on the grant date.

Written Agreement

Each award under the 2023 Plan will be evidenced by an agreement in a form approved by the Administrator.

Exercise Price; Base Value

The exercise price for a Non-Qualified Option or an Incentive Option may not be less than 100% of the fair market value of the Common Stock on the date of the grant of the Non-Qualified Option or Incentive Option. With respect to an Option holder who owns stock possessing more than 10% of the total voting power of all classes of our stock, the exercise price for an Incentive Option may not be less than 110% of the fair market value of the Common Stock on the date of the grant of the Incentive Option. The base value of a Stock Appreciation Right shall also be no less than 100% of the Common Stock on the date of the grant of the Stock Appreciation Right. The 2023 Plan does not specify a minimum exercise price for Stock Awards.

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

Purchase Price Payment

Unless otherwise determined by the Administrator, the purchase price of Common Stock acquired under the 2023 Plan is payable by cash or check at the time of an Option exercise or acquisition of a Stock Award. The Company does not charge participants any fees or commissions in connection with their acquisition of Common Stock under the 2023 Plan. The Administrator also has the discretion to accept the following types of payment from participants: shares of Common Stock, cash or a combination thereof.

Withholding Taxes

At the time of his or her exercise of an Option or Stock Appreciation Right, an employee is responsible for paying all applicable federal and state withholding taxes. A holder of Stock Awards is responsible for paying all applicable federal and state withholding taxes once the shares covered by the award cease to be forfeitable or at any other time required by applicable law.

Securities Law Compliance

Shares of Common Stock will not be issued pursuant to the exercise of an Option or the receipt of a Stock Award unless the Administrator determines that the exercise of the Option or receipt of the Stock Award and the issuance and delivery of such shares will comply with all relevant provisions of law, including, without limitation, the Securities Act, applicable state and foreign securities laws and the requirements of any stock exchange on which our Common Stock is traded.

Effects of Change of Control

Except as otherwise provided in an Award Agreement, in the event of a Change in Control, all outstanding Options and Stock Appreciation Rights shall become immediately exercisable with respect to 100% of the shares subject to such Options or Stock Appreciation Rights, and/or the Restricted Period shall expire immediately with respect to 100% of the outstanding shares of Restricted Stock or Restricted Stock Units.

With respect to Performance Share Awards and Cash Awards, in the event of a Change in Control, all Performance Goals or other vesting criteria will be deemed achieved at 100% of target levels and all other terms and conditions will be deemed met.

In general, a “Change of Control” means:

●	A sale of all or substantially all of our assets;
●	Our liquidation or dissolution;
●	A purchase or other acquisition of 51% or more of our Common Stock
●	Our merger or consolidation with or into another corporation.

Other Adjustment Provisions

If the stock of the Company is changed by reason of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification, appropriate adjustments shall be made by the Administrator, in its discretion, in (1) the number and class of shares of stock subject to the 2023 Plan and each Option and grant of Stock Awards outstanding under the 2023 Plan, and (2) the purchase price of each outstanding Option and (if applicable) Stock Award. For example, if an Option is for 1,000 shares for $20.00 per share and there is a 2-for-1 stock split, the Option would be adjusted to be exercisable for 2,000 shares at $10.00 per share.

Amendment or Termination of the Plan

The Board of Directors may at any time amend, discontinue or terminate the 2023 Plan. With specified exceptions, no amendment, suspension or termination of the Plan may adversely affect outstanding Options or Stock Appreciation Rights or the terms that are applicable to outstanding Stock Awards. No amendment, suspension or termination of the Plan requires stockholder approval unless such approval is required under applicable law or under the rules of any stock exchange on which our Common Stock is traded. Unless terminated earlier by the Board of Directors, the 2023 Plan will terminate on the tenth anniversary of the date of the 2023 Plan’s adoption by the Board.

Federal Income Tax Consequences

The following discussion is a summary of the federal income tax provisions relating to the grant and exercise of awards under the 2023 Plan and the subsequent sale of Common Stock acquired under the 2023 Plan. The tax effect of awards may vary depending upon the circumstances, and the income tax laws and regulations change frequently. This summary is not intended to be exhaustive and does not constitute legal or tax advice.

General. A recipient of an award of Options or Stock Appreciation Rights under the 2023 Plan will realize no taxable income at the time of grant if the exercise price is not less than the fair market value of our Common Stock on the date of the grant. The recipient generally will realize no taxable income at the time of a grant of a Stock Award so long as the Stock Award is not vested (that is, remains subject to forfeiture and is not transferable) and an election under Section 83(b) of the Internal Revenue Code is not made.

Non-Qualified Options. The holder of a Non-Qualified Option will recognize ordinary income at the time of the Non-Qualified Option exercise in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price. This taxable income will be subject to payroll tax withholding if the holder is an employee.

When a holder disposes of shares acquired upon the exercise of a Non-Qualified Option, any amount received in excess of the fair market value of the shares on the date of exercise will be treated as long-term or short-term capital gain, depending upon the holding period of the shares, and if the amount received is less than the fair market value of the shares on the date of exercise, the loss will be treated as long-term or short-term capital loss, depending upon on the holding period of the shares.

Incentive Options. The holder of an Incentive Option will not recognize taxable income upon exercise of the Incentive Option. In order to retain this tax benefit, the holder must make no disposition of the shares so received for at least one year from the date of exercise and for at least two years from the date of grant of the Incentive Option. The holder’s compliance with the holding period requirement and other applicable tax provisions will result in the realization of long-term capital gain or loss when he or she disposes of the shares, measured by the difference between the exercise price and the amount received for the shares at the time of disposition.

If a holder disposes of shares acquired by exercise of an Incentive Option before the expiration of the required holding period, the gain, if any, arising from such disqualifying disposition will be taxable as ordinary income in the year of disposition to the extent of the lesser of (1) the excess of the fair market value of the shares over the exercise price on the date the Incentive Option was exercised or (2) the excess of the amount realized over the exercise price upon such disposition. Any amount realized in excess of the fair market value on the date of exercise is treated as long-term or short-term capital gain, depending upon the holding period of the shares. If the amount realized upon such disposition is less than the exercise price, the loss will be treated as long-term or short-term capital loss, depending upon the holding period of the shares.

For purposes of the alternative minimum tax, the holder will recognize as an addition to his or her tax base, upon the exercise of an Incentive Option, an amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price. If the holder makes a disqualifying disposition in the year of exercise, the holder will recognize taxable income for purposes of the regular income tax and the holder’s alternative minimum tax base will not be additionally increased.

Stock Appreciation Rights. The holder of a Stock Appreciation Right will recognize ordinary income at the time that it is exercised in an amount equal to the excess of the fair market value of the number of shares of Common Stock as to which it is exercised on the date of exercise over their value at the date of grant. This taxable income will be subject to payroll tax withholding if the holder is an employee.

Stock Awards. The recipient of a Stock Award will recognize ordinary income when the stock vests in an amount equal to the excess of the fair market value of the shares at the time of vesting over the purchase price for the shares, if any, subject to payroll tax withholding if the holder is an employee. When the recipient sells a Stock Award that has vested, any amount received in excess of the fair market value of the shares on the date of vesting will be treated as long-term or short-term capital gain, depending upon the holding period of the shares (after vesting has occurred), and if the amount received is less than the fair market value on the date of vesting, the loss will be treated as long-term or short-term capital loss, depending on the holding period of the shares. Dividends paid on Stock Awards that have not vested and that have not been the subject of an election under Section 83(b) of the Internal Revenue Code are treated as compensation income, subject to payroll tax withholding with respect to an employee.

Section 83(b) of the Internal Revenue Code permits the recipient to elect, not more than thirty days after the date of receipt of a Stock Award, to include as ordinary income the difference between the fair market value of the Stock Award on the date of grant and its purchase price (rather than being taxed as the shares vest). If such an election is made, the holding period for long-term capital gain or loss treatment will commence on the day following the receipt of the Stock Award, dividends on the Stock Award will be treated as such and not as compensation, and the tax basis of the shares will be their fair market value at the date of grant.

Deduction for the Company. The Company will be entitled to a deduction for federal income tax purposes at the same time and in the same amount as the recipient of an award is considered to have realized ordinary income as a result of the award, assuming that the limitation under Section 162(m) of the Internal Revenue Code is not applicable. Assuming that the holder of shares received on exercise of an Incentive Option disposes of the shares after compliance with the holding period requirement described above, the Company will not be entitled to a federal income tax deduction since the holder will not have realized any ordinary income in the transaction.

Prior to the Tax Cuts and Jobs Act of 2017 (“TCJA”), Section 162(m) of the Internal Revenue Code generally disallowed a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million per officer in any year that did not qualify as performance-based. Under the TCJA, the performance-based exception has been repealed and the $1 million deduction limit now applies to anyone serving as the chief executive officer or the chief financial officer at any time during the taxable year and the top three other highest compensated executive officers serving at any fiscal year-end.

New Plan Benefits

Other than with respect to certain future awards that may be made to our directors as described in “Director Compensation” and the award to Mr. Brunsberg described in Note 7 to the Summary Compensation Table, the amount and timing of awards under the 2023 Plan to executive officers, other employees and directors are not determinable at this time.

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

Stock Subject to the 2013 Plan

As of August 31, 2024 there were 78,887 shares previously issued or subject to outstanding awards under the 2013 Plan. The plan expired on March 15, 2023 and therefore there are no shares available for future issuance under the 2013 Plan.

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

As of August 31, 2024 there were 40,223 SARs outstanding under the 2020 Plan.

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

Under our director compensation program for fiscal year 2024, each non-employee director received annual compensation of $25,000, and an option to purchase 655 shares of our common stock, which is fully vested. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in fiscal year 2024 for their services as directors of the Company. The compensation of Mr. Brunsberg, who serves as a director and our former President and Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(6)(7)	Total ($)
Mark K. Ruport(1)	25,000	5,797	30,797
Donald P. Monaco (2)	-	-	-
Salvatore Battinelli(3)	25,000	5,797	30,797
Dennis Duitch(4)	25,000	5,797	30,797
Kent Summers(5)	25,000	5,797	30,797

(1)	The fees shown were paid to Mr. Ruport for services as director. On January 26, 2023, the Company granted Mr. Ruport an option to purchase up to 655 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $11.60 per share, is fully vested, and had a grant date fair value of $5,797. Mr. Ruport resigned as chairman on December 29, 2023, pursuant to the Share Exchange agreement between NextTrip and Sigma Additive Solutions, Inc.
(2)	Mr. Monaco was appointed chairman as of December 29, 2023 pursuant to the Share Exchange agreement between NextTrip and Sigma Additive Solutions, Inc., and did not receive any compensation for his services in fiscal year 2024.
(3)	The fees shown were paid to Mr. Battinelli for services as a director. On January 26, 2023, the Company granted Mr. Battinelli an option to purchase up to 655 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $11.60 per share, is fully vested, and had a grant date fair value of $5,797.
(4)	The fees shown were paid to Mr. Duitch for services as a director. On January 26, 2023, the Company granted Mr. Duitch an option to purchase up to 555 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $11.60 per share, is fully vested, and had a grant date fair value of $5,797.
(5)	The fees shown were paid to Mr. Summers for services as a director. On January 26, 2023, the Company granted Mr. Summers an option to purchase up to 655 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $11.60 per share, is fully vested, and had a grant date fair value of $5,797.
(6)	These columns represent the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.
(7)	As of February 29, 2024, all outstanding vested Option Awards granted to directors were subject to an exercisability waiver until such time as we received shareholder approval to increase our authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, Series H Preferred and Series I Preferred as of August 31, 2024 (a) by each person known by us to own beneficially 5% or more of the outstanding shares of each class of the outstanding securities, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. At the close of business on August 31, 2024, there were 1,388,641 shares of Company common stock outstanding, 33,000 shares of Series H Preferred outstanding, and 30,178 shares of Series I Preferred outstanding.

In addition to the foregoing, as of August 31, 2024 there were 316 shares of the Company’s Series E Preferred Stock (“Series E Preferred”) outstanding, which, including accrued dividends thereon, were convertible into an aggregate of 3,259 shares of Company common stock. The Series E Preferred do not have any voting rights and therefore are not included in a separate table below.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants, convertible preferred stock or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of August 31, 2024 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Common Stock

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Named Executive Officers and Directors:
William Kerby(2)	50,011	3.6%
Frank Orzechowski(3)	10,791	*
Donald P. Monaco(4)	41,745	3.0%
Jacob Brunsberg(5)	17,302	1.2%
Salvatore Battinelli(6)	6,066	*
Dennis Duitch(7)	5,767	*
Kent J. Summers(8)	5,730	*
All executive officers and directors as a group (7 persons)(9)	137,412	9.6%
5% Stockholders:
Promethean TV, Inc. (10)	100,000	7.2%
David Jiang	134,043	9.7%

*Less than 1%.

(1)	Based on 1,388,641 shares outstanding at August 31, 2024.
(2)	Includes 11,386 shares held by Travel and Media Tech, LLC (“TMT”). Mr. Kerby is a 50% member of TMT, and is deemed to beneficially own the shares held by TMT. Mr. Kerby disclaims beneficial ownership of all securities held by TMT in excess of his pecuniary interest, if any.
(3)	Includes 10,791 shares issuable upon the exercise of stock options.
(4)	Includes (i) 1,733 shares held by Monaco Investment Partners, LP (“MIP”); (ii) 28,626 shares held by the Donald P. Monaco Insurance Trust (the “Trust”); and (iii) 11,386 shares held by TMT. Mr. Monaco is the managing general partner of MI Partners, is the trustee of the Trust and is a 50% member of TMT, and as such is deemed to beneficially own the securities held by the MI Partners, Trust and TMT, respectively. Mr. Monaco disclaims beneficial ownership of all securities held by MIP, the Trust and TMT in excess of his pecuniary interest, if any.
(5)	Includes 17,302 shares issuable upon the exercise of stock options.

(6)	Includes (i) 5,105 shares issuable upon the exercise of stock options, (ii) 168 shares issuable upon the conversion of shares of the Company’s Series E Preferred Stock, and (iii) 122 shares issuable upon exercise of Class A Warrants.
(7)	Includes 5,105 shares issuable upon the exercise of stock options.
(8)	Includes 5,105 shares issuable upon the exercise of stock options.
(9)	Includes (i) 4,360 shares issuable upon the exercise of stock options, (ii) 168 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock, and (iii) 122 shares issuable upon exercise of Class A Warrants.
(10)	Mr. Ian Sharpe is the control party of Promethean TV, Inc., and as such is deemed to beneficially own the securities held by Promethean TV, Inc. Mr. Sharpe disclaims beneficial ownership of all securities held by Promethean TV, Inc. in excess of his pecuniary interest, if any.

Series H Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series H Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Procopio Cory Hargreaves & Savitch LLP c/o NextTrip, Inc.	33,000	100.00%

(1)	Based on 33,000 shares of Series H Preferred outstanding at August 31, 2024.

Series I Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series I Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
David Jiang c/o NextTrip, Inc.	30,178	100%

(1)	Based on 30,178 shares of Series I Preferred outstanding at August 31, 2024.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of February 29, 2024.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2023 Equity Incentive Plan(1)	-	-	7,000,000
2013 Equity Incentive Plan(2)	82,800	$55.56	-
Equity compensation plans not approved by security holders(3)	-	$2.21	-
Chief Executive Officer Inducement Options(4)	2,500	$224.00	-

(1) On November 19, 2023 the Company’s Board of Directors adopted the Company’s 2023 Equity Incentive Plan, which was approved by our stockholders on December 28, 2023.

(2) On March 15, 2013, the Company’s Board of Directors adopted the Company’s 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan was approved by our stockholders on October 10, 2013. The Plan automatically expired on March 15, 2023, which was the tenth anniversary of the adoption of the Plan.

(3) On June 23, 2020, our Board of Directors adopted the Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (the “Plan”). The purposes of the Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan only provides for incentive awards in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock are reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan. As of February 29, 2024, the Company had 40,390 SARs outstanding under the Plan.

(4) On December 3, 2019, in conjunction with the hiring of Mark K. Ruport, the Company’s former President and Chief Executive Officer, the Company granted to Mr. Ruport (i) an option to purchase 500 shares of our common stock with an exercise price of $224.00, which fully vested and became exercisable on January 3, 2020; and (ii) an option to purchase up to 2,000 shares of our common stock, with an exercise price of $224.00, which fully vested and became exercisable on December 3, 2022. In accordance with Nasdaq Listing Rule 5635(c)(4), such options were granted to Mr. Ruport as an inducement award outside of the 2013 Equity Incentive Plan. As of February 29, 2024, such inducement shares were subject to an exercisability waiver until such time as the Company received shareholder approval to increase its authorized common shares from 1,200,000 to 250,000,000 shares. Such approval was obtained at a special meeting of stockholders on March 8, 2024.

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

Related Party Loans to Company

On February 29, 2024, NextTrip Holdings, Inc., a wholly owned subsidiary of the Company (“NextTrip”), issued an unsecured promissory note, in the principal amount of $391,776.54 (the “Promissory Note”), to William Kerby, to memorialize the terms and conditions of certain working capital advances made by Mr. Kerby to NextTrip. The Promissory Note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The Promissory Note, or any portion thereof, may be prepaid by NextTrip Holdings, Inc. without any penalty. Mr. Kerby serves as Chief Executive Officer of both the Company and NextTrip. The Promissory Note was approved by the Company’s Board of Directors, including all independent members thereof.

On March 18, 2024, NextTrip issued an unsecured line of credit promissory note, in the principal amount of $500,000 (the “Line of Credit Promissory Note”), to William Kerby and Donald Monaco, together as holders, with an initial advance from Mr. Monaco of $125,000. As of August 31, 2024, the full principal amount of the Line of Credit Promissory Note had been advanced to the Company. The Line of Credit Promissory Note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The Line of Credit Promissory Note, or any portion thereof, may be prepaid by NextTrip without any penalty. Mr. Kerby serves as Chief Executive Officer of both the Company and NextTrip Holdings, Inc. and Mr. Monaco serves as Chairman of the Company’s Board of Directors. The Line of Credit Promissory Note was approved by the Company’s Board of Directors, including the independent members thereof.

On April 23, 2024, the Company’s Board of Directors approved NextTrip to enter into a series of unsecured promissory notes with certain investors, directors, officers, and employees to be identified subsequently by the Company, who shall individually provide funds (the “Advances”) for the aggregate principal amount of $1,000,000. As of August 31, 2024, the full principal amount of $1,000,000 had been advanced to the Company. The Promissory Notes accrue interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable one year from the date of execution, subject to certain limited exceptions. The Promissory Notes, or any portion thereof, may be prepaid by NextTrip without any penalty.

On May 21, 2024, NextTrip issued an unsecured promissory note, in the principal amount of $455,000 (the “Promissory Note”), to Donald Monaco to memorialize the terms and conditions of certain working capital advances made by Mr. Monaco to NextTrip. As of August 31, 2024, the outstanding principal balance of the Line of Credit Promissory Note was $405,000. The Promissory Note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The Promissory Note, or any portion thereof, may be prepaid by NextTrip without any penalty. Mr. Monaco serves as Chairman of the Company’s Board of Directors. The Promissory Note was approved by the Company’s Board of Directors, including the independent members thereof.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to the Company by TPS Thayer, the Company’s predecessor auditor for professional services rendered with respect to the years ended February 29, 2024 and February 28, 2023. No fees have yet been billed to the Company by Haynie and Company, the Company’s current auditor:

	2024	2023
Audit Fees	$-	$78,000
Audit Related Fees	44,000	2,000
Tax Fees	-	-
	$44,000	$80,000

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

Auditor Independence

In our fiscal year ended , Haynie & Company provided no professional services other than those described above that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K.

Exhibit Number	Description
2.1	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated By-Laws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Designation of Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2024 and incorporated herein by reference).
3.7	Certificate of Designation of Series G Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.8	Certificate of Designation of Series H Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.9	Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
3.10	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).

4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.14	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock issued January 26, 2023.**
4.16	Description of Common Stock (set forth under the heading “Description of Our Securities” in the prospectus contained in the Company’s Registration Statement on Form S-1 (Registration No. 333-212735) filed on July 28, 2016, as amended, and incorporated by reference).
4.17	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024 and incorporated by reference herein).
10.1	Form of Nonqualified Stock Option Agreement (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference)*
10.2	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).*
10.3	Form of Restricted Stock Agreement (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.4	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).*
10.5	Securities Purchase Agreement, dated as of April 6, 2018, between Sigma Labs, Inc. and the Purchasers thereunder (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2018 and incorporated herein by reference).
10.6	Securities Purchase Agreement, dated as of May 7, 2019, between the Company and the Purchaser (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
10.7	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference) *
10.8	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.9	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.10	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.11	Private Placement Agreement (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.12	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
10.13	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*
10.14	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).*

10.15	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.16	Form of Waiver (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
10.17	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
10.18	2021 and 2022 Corporate Goals – Cash and Equity Incentive Plan, dated June 10, 2021 (filed as an exhibit to the Company’s Current Report on Form 8-K filed June 15, 2021, and incorporated herein by reference).*
10.19	2022 Corporate Goals – Cash and Equity Incentive Plan, dated July 1, 2022 (filed as an exhibit to the Company’s Current Report on Form 8-K filed July 8, 2022, and incorporated herein by reference).*
10.20	Sigma Additive Solutions, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement, filed on October 19, 2022 and incorporated herein by reference).*
10.21	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).*
10.22	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Jacob Brunsberg.***
10.23	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Frank Orzechowski.***
10.24	At-The-Market Sales Issuance Agreement dated August 14, 2023 between Sigma Additive Solutions, Inc. and Lake Street Capital Markets, LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 14, 2023 and incorporated herein by reference).
10.25	Asset Purchase Agreement dated as of October 6, 2023 between Sigma Additive Solutions, Inc. and Divergent Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
10.26	Separation Agreement between Sigma Additive Solutions and Jacob Brunsberg, dated November 22, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2023 and incorporated by reference herein).*
10.27	Separation Agreement between Sigma Additive Solutions and Frank Orzechowski, dated November 22, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2023 and incorporated by reference herein) .*
10.28	Employment letter agreement dated December 29, 2023 between Sigma Additive Solutions, Inc. and William Kerby (filed by the Company as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated by reference herein).
10.29	Perpetual License Agreement, by and among the Company, NextTrip Holdings, Inc. and Promethean TV, Inc., dated as of January 26, 2024. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
10.30	Form of Securities Purchase Agreement, dated as of February 15, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
10.31	Unsecured Promissory Note by and between NextTrip Holdings, Inc. and William Kerby, dated as of February 29, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 1, 2024 and incorporated herein by reference).
10.32	Unsecured Line of Credit Promissory Note by and between NextTrip Holdings, Inc. and William Kerby and Donald Monaco, dated as of March 18, 2024. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2024 and incorporated herein by reference).
19.1	NextTrip Inc’s Insider Trading Policy**
23.1	Consent of Haynie & Company.**
31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
97.1*	NextTrip, Inc. Compensation Recovery Policy**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGMA ADDITIVE SOLUTIONS, INC.

September 4, 2024	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

September 4, 2024	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer (Principal Executive Officer and Director)	September 4, 2024
William Kerby

/s/ Frank Orzechowski	Chief Financial Officer	September 4, 2024
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ Donald P. Monaco	Chairman, Director	September 4, 2024
Donald P. Monaco

/s/ Salvatore Battinelli	Director	September 4, 2024
Salvatore Battinelli

/s/ Dennis Duitch	Director	September 4, 2024
Dennis Duitch

/s/ Kent Summers	Director	September 4, 2024
Kent Summers

/s/ Jacob Brunsberg	Director	September 4, 2024
Jacob Brunsberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NextTrip, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextTrip, Inc. (the Company) as of February 29, 2024 and February 28, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 29, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Acquisition with Sigma Additive Solutions, Inc. (Sigma)

Description of the Matter

As described in Note 1 of the financial statements, Sigma entered into a share exchange agreement with NextTrip, Inc. whereby the NextTrip, Inc. would exchange all outstanding shares of NextTrip Inc. in exchange for 156,007 of restricted sigma shares, with a right to receive up to an additional 5,843,993 restricted shares. Sigma was considered the legal acquirer and NextTrip Inc. was treated as the accounting acquirer. As such the Company accounted for the transaction as a reverse merger.

This transaction is complex in nature, required management judgment, and required a thorough understanding of the transaction and related accounting guidance.

How We Addressed the Matter

We obtained an understanding of the transaction through discussions with management, review of the underlying agreements, and review of management’s memo in connection with ASC 805 Accounting for Business Combinations. We then tested management’s assumptions used in their analysis, the valuation of the shares issued, and the calculation of goodwill.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah
September 4, 2024
PCAOB #457

We have served as the Company’s auditor since 2024.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONSOLIDATED BALANCE SHEETS

As of February 29, 2024 and February 28, 2023

	2024	2023

ASSETS
Cash and cash equivalents	$323,805	$282,475
Promissory note receivable, net	1,000,000	1,933,908
Accounts receivable, net	34,082	-
Prepaid expenses and other current assets	340,921	8,613
Total Current Assets	1,698,808	2,224,996
Non-Current assets
Property and equipment, net	6,642	16,226
Intangible assets, net	2,173,420	2,607,670
Security deposit	42,167	15,000
Goodwill	1,167,805	-
Right of Use Asset	-	1,020,443
Total Non-Current Assets	3,390,034	3,659,339
Total Assets	$5,088,842	$5,884,335

LIABILITIES
Current Liabilities
Accounts payable	$531,847	$519,136
Accrued expenses	460,768	329,922
Convertible Notes	-	3,233,503
Deferred revenue	139,921	22,750
Notes payable - related parties	828,277	281,000
Operating Lease Liability – Short Term	-	149,339
Total Current Liabilities	1,960,813	4,535,650

Non- Current Liabilities
Operating Lease Liability – Long Term	$-	$864,575
Total Non-Current Liabilities	-	864,575
Total Liabilities	1,960,813	5,400,225

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 472,996 and 0 shares issued and outstanding, respectively	474	-
Common Stock, par value $0.001, 1,200,000 shares authorized, 936,430 and 83,371 shares issued and outstanding, respectively (*)	936	83
Additional Paid in Capital (*)	27,277,758	17,295,890
Accumulated deficit	(24,151,139)	(16,811,863)
Total Stockholders’ Equity	3,128,029	484,110
Total Liabilities and Stockholders’ Equity	$5,088,842	$5,884,335

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	February 29, 2024	February 28, 2023

Revenue	$458,752	$382,832
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(397,532)	(354,921)
Gross profit	61,220	27,911

Operating Expenses
Salaries and benefits	1,604,487	2,124,296
Stock based compensation	116,512	-
General and administrative	152,106	209,561
Sales and marketing	484,250	707,137
Professional Service Fees	1,421,508	615,432
Technology	311,430	551,418
Organization Costs	25,000	-
Depreciation and amortization	1,468,762	707,238
Other expenses	156,522	64,684
Total Operating Expenses	5,740,577	4,979,766
Operating loss	(5,679,357)	(4,951,855)

Other Income/(Expenses)
Loss on disposal of assets	(14,718)	-
Gain on extinguishment of liability	166,890	-
Loss on promissory note receivable	(1,567,665)	-
Interest income (expense), net	(48,620)	(71,871)
Other Income (expense)	486,633	(9,770)
Total other income (expense)	(977,480)	(81,641)
Net loss from continuing operations before taxes	(6,656,837)	(5,033,496)
Provision for income taxes	-	-
Net loss from continuing operations	$(6,656,837)	$(5,033,496)
Net loss from discontinued operations, net of taxes	(675,314)	-
Net loss	(7,332,151)	(5,033,496)
Preferred Dividends	(7,125)	-
Net Loss Applicable to Common Stockholders	$(7,339,276)	$(5,033,496)
Basic and diluted loss per common share from continuing operations(*)	$(29.16)	$(70.32)
Basic and diluted loss per common share from discontinued operations (*)	$(2.96)	$-
Basic and diluted loss per common share (*)	$(32.12)	$(70.32)
Basic and diluted weighted average number of common shares (*)	228,274	71,581

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Preferred		Common		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2022 (*)	-	$-	70,370	$70	$30	$(11,778,367)	$(11,778,267)
Issuance of Common Shares	-	-	13,001	13	17,295,860	-	17,295,873
Net Loss	-	-	-	-	-	(5,033,496)	(5,033,496)
Balance, February 28, 2023 (*)	-	$-	83,371	$83	$17,295,890	$(16,811,863)	$484,110

Issuance of Preferred Shares	472,680	473	-	-	1,603,027	-	1,603,500
Conversion of Convertible Notes	-	-	52,818	53	3,968,507	-	3,968,560
Purchases of Common Shares	-	-	15,481	16	1,905,954	-	1,905,970
Issuance of Common Shares for Services	-	-	4,337	4	13,106	-	13,110
Reverse Acquisition of Sigma Additive Solutions, Inc.	316	1	780,423	780	2,367,637	-	2,368,418
Stock Compensation	-	-	-	-	116,512	-	116,512
Preferred Stock Dividends	-	-	-	-	7,125	(7,125)	-
Net Loss						(7,332,151)	(7,332,151)
Balance, February 29, 2024 (*)	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	February 29, 2024	February 28, 2023

Cash Flows from Operating Activities:
Net Loss from continuing operations	$(6,656,837)	$(5,033,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization – property and equipment and intangibles	1,468,762	707,238
Depreciation of right of use asset	-	12,168
Loss on promissory note receivable	1,567,665	-
Stock based compensation	116,512	-
Gain on extinguishment of liability	(166,890)	-
Loss on sale of intangible assets	14,718	-
Changes in operating assets and liabilities:
Accounts receivable	(662,939)	5,053
Prepaid expenses	(281,506)	48,796
Security deposit	(27,167)	-
Right of use lease liability	-	(18,697)
Accounts payable and accrued expenses	(531,367)	533,193
Deferred revenue	102,954	(46,855)
Net cash used in operating activities from continuing operations	(5,056,095)	(3,792,600)
Net cash used in operating activities from discontinued operations	(675,314)	-
Net cash used in operating activities	(5,731,409)	(3,792,600)

Cash Flows from Investing activities:
Purchase of equipment	(9,253)	(2,928)
Capitalized software development costs	(1,016,175)	(2,354,094)
Promissory note – related party	-	(1,933,908)
Reverse acquisition of Sigma Additive Solutions, Inc.	417,122	-
Sale of Sigma Additive Solutions, Inc. assets	1,589,241	-
Net cash provided (used) in investing activities	980,935	(4,290,930)

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	-	281,000
Proceeds from issuance of convertible notes	735,057	3,233,503
Proceeds from issuances of common shares	1,905,970	-
Proceeds from issuances of preferred shares	1,603,500	-
Advances from related party, net	547,277	4,620,452
Net cash provided by financing activities	4,791,804	8,134,955

Increase in cash	41,330	51,425
Cash - beginning of the period	282,475	231,050
Cash - end of the period	$323,805	$282,475

Supplemental cash flow information
Cash paid for interest	$4,381	$1,769
Cash paid for taxes	$-	$-

Non-Cash Financing Transactions
Issuance of preferred shares for services	$569,000	$-
Issuance of preferred shares for perpetual software license	$362,000	$-
Conversion of convertible notes	$3,968,507	$-
Preferred stock dividends	$7,125	$-
Issuance of common shares for services	$13,106	$-

See accompanying notes to financial statements

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

NOTE 1 - Business Description and Going Concern

Sigma Additive Solutions, Inc. (“Sigma”), the legal acquiror of NextTrip, was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc.

On March 11, 2024, Sigma filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended to date, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, among other things, Sigma’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.”

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe NM 87507 The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc. incorporated October 22, 2015, and Extraordinary Vacations USA, Inc., incorporated on June 24, 2002.

Prior to the Share Exchange Agreement as described below, NextTrip Holdings, Inc. (“NextTrip”) was a wholly owned subsidiary of NextTrip Group, LLC (“Group”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of Group were conducted through its subsidiaries. On January 25, 2023, NextPlay and Group entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”), together the Agreements (“Agreements”), whereby NextPlay transferred their interest in the travel business to Group. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of Group for 400,000 Preferred Units of Group, with a value of $10 per unit. Prior to the exchange for Preferred Units, Group had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of Group, while NextPlay had obligations to provide ongoing support to NextTrip. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and as such NextTrip recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC (Joint Venture) and this entity is in the process of a first structure plan. No activities nor operations occurred in 2023 or 2024 and NextTrip, Inc. does not have control of the company and therefore no minority interest was recorded.

Reverse Acquisition

On October 12, 2023, Sigma entered into a Share Exchange Agreement (as amended, the “Exchange Agreement”) with NextTrip, Group, and William Kerby (the “NextTrip Representative”). Under the terms of the Exchange Agreement, the parties agreed that Group would sell and transfer to Sigma all of the issued and outstanding shares of NextTrip in exchange for 156,007 restricted shares of Sigma common stock (the “Closing Shares”), issuable at closing, and the right to receive up to an additional 5,843,993 restricted shares of Sigma common stock upon satisfaction of certain milestones set forth in the Exchange Agreement (the “Contingent Shares,” and together with the Closing Shares, the “Restricted Shares”), which Restricted Shares are issuable to the members of Group, on a pro rata basis, under the terms of the Exchange Agreement, subject to certain closing conditions (the “Acquisition”). Upon the closing of the Acquisition on December 29, 2023, NextTrip became a wholly owned subsidiary of Sigma.

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of Sigma common stock, or approximately 90.2% of the issued and outstanding shares of Sigma common stock immediately prior to the closing. The Acquisition will likely result in a change of control, with the members of Group receiving an aggregate number of shares that exceeds the number of shares that held by the legacy shareholders of Sigma. As a result, the Acquisition is accounted for as a reverse acquisition of NextTrip by Sigma, whereby Sigma is treated as the legal acquirer and NextTrip is treated as the accounting acquirer. As a result, the historical financial information presented is that of NextTrip.

In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (NextTrip, Inc., f/k/a Sigma Additive Solutions, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (NextTrip), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

Under ASC 805-40-45-2, the consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their pre-combination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)	The amount required to be recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to affect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

The assets and liabilities of Sigma Additive Solutions, Inc. were recognized at fair value under ASC 805 as described in NOTE 8 – Goodwill.

Going Concern

As of February 29, 2024, and February 28, 2023, the Company had an accumulated deficit of $24,151,139 and $16,811,863 respectively, and working capital deficit of $262,005 and $2,310,654, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support the on-going operations, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset our operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Annual Report.

Recent Issues Surrounding the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn.

The duration and severity of the COVID-19 pandemic impeded global economic activity for an extended period of time, even as restrictions have been lifted in many jurisdictions (including the United States) and vaccines are being made available, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which significantly reduced discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2025 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2023. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently. However, the Company is seeing the return to normal operations.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Functional and presentation currency

These financial statements are presented in United States dollars (“USD”), which is the Company’s functional and reporting currency. All financial information has been rounded to the nearest dollar except where otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the carrying amounts of intangible assets, depreciation and amortization.

Information about key assumptions and estimation uncertainty that has a significant risk of resulting in a material adjustment to the carrying amounts of the Company’s assets and liabilities within the next financial year are referenced in the notes to the financial statements as follows:

●	The assessment of the Company to continue as a going concern;
●	The assessment of the allowance on the related party promissory note receivable;
●	Estimates of purchase price allocation;
●	The measurement and useful life of intangible assets and property and equipment
●	Estimates of fair value of equity instruments;
●	Recoverability of long lived assets

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At February 29, 2024 and February 28, 2023, the Company had the following common shares underlying these instruments:

	Year Ended February 29 and 28,
	2024	2023
Warrants	486,165	-
Stock Options	85,300	-
Preferred Stock	475,835	-
Total Underlying Common Shares	1,047,300	-

Cash and Cash Equivalents

Cash consists of amounts denominated in US dollars. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of February 29, 2024, or February 28, 2023.

Prepaids

The Company records cash paid in advance for goods and/or services to be received in the future as prepaid expenses. Prepaid expenses are expensed over time according to the terms of the purchase. Other current assets are recognized when it is probable that the future economic benefits will flow to the Company and the asset has a cost or value that can be measured reliably. It is then charged to expense over the expected number of periods during which economic benefits will be realized.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable.

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Trade accounts receivable balances as of February 29, 2024 and February 28, 2023, were $34,092, and $0, respectively.

Promissory Note Receivable

Receivables from NextPlay under the promissory note as described in NOTE 1 – Business Description and Going Concern were $2,567,665 and $1,933,908 respectively. Management has determined that, since NextPlay is in default under the terms of the promissory note, collectability of the entire related party receivable as of February 29, 2024 is uncertain, and has therefore established an allowance for doubtful accounts of $1,567,665. As of February 28, 2023, no allowance for doubtful accounts was established.

Property and Equipment

Recognition and measurement

Items of property and equipment are measured at cost less accumulated depreciation and accumulated impairment losses. When parts of an item of property and equipment have different estimated useful lives, they are accounted for as separate items within property and equipment. The costs of the ongoing regular repairs and maintenance of property and equipment are recognized in the period in which they are incurred.

Depreciation

Depreciation is recognized in profit or loss over the estimated useful lives of each part of an item of property and equipment in a manner that most closely reflects management’s estimated future consumption of the future economic benefits embodied in the asset. The estimated useful lives for the Company’s property and equipment are as follows:

Category	Method	Estimated useful life
Furniture & Fixtures	Straight line	5 years
Computer & Equipment	Straight line	3 years

Intangible assets

The Company measures separately acquired intangible assets at cost less accumulated amortization and impairment losses. The Company recognizes internally developed intangible assets when it has determined that the completion of such is technically feasible, and the Company has sufficient resources to complete the development. Subsequent expenditures are capitalized when they increase the future economic benefits of the associated asset. All other expenditures are recorded in profit or loss as incurred.

The Company assesses whether the life of intangible asset is finite or indefinite. The Company reviews the amortization method and period of use of its intangible assets at least annually. Changes in the expected useful life or period of consumption of future economic benefits associated with the asset are accounted for prospectively by changing the amortization method or period as a change in accounting estimates in profit or loss. The Company has assessed the useful life of its trademarks as indefinite.

The estimated useful lives for the Company’s finite life intangible assets are as follows:

Category	Method	Estimated useful life
Software	Straight line	1 - 3 years
Software licenses	Straight line	0.5 - 4 years

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1. Significant underperformance compared to historical or projected future operating results.

2. Significant changes in the manner or use of the acquired assets or the strategy for the overall business, and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives.

Leases

The Company adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve (12) months.

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or financial position.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires it to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, convertible notes and notes payable are of approximately fair value due to the short-term maturities of these instruments.

Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

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

Revenue Recognition

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

The Company recognizes revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, as satisfaction of the performance obligation, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

The Company generates revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world.

The Company controls the specified travel product before it is transferred to the customer and is therefore a principal, based on but not limited to, the following:

●	The Company is primarily responsible for fulling the promise to provide such travel product.
●	The Company has inventory risk before the specified travel product has been transferred to a customer or after transfer of control to a customer.
●	The Company has discretion in establishing the price for the specified travel product.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Sales and Marketing

Selling and administration expenses consist primarily of marketing and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses.

Sales and marketing expenses are charged to expense as incurred and are included in selling and promotions expenses in the accompanying consolidated financial statements. Sales and marketing expense for the years ended February 29, 2024, and February 28, 2023 was $484,250 and $707,137, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, “Accounting for Income Taxes.”

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

The Company has no tax positions at February 29, 2024 and 2023 for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended February 29, 2024 and February 28, 2023, the Company recognized no interest and penalties. All tax years starting with 2019 are open for examination.

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). The FASB issued this ASU to address issues identified as a result of the complexity associated with GAAP for certain financial instruments with characteristics of liabilities and equity. Complexity associated with the accounting is a significant contributing factor to numerous financial statement restatements and results in complexity for users attempting to understand the results of applying the current guidance. In addressing the complexity, the FASB focused on amending the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. For convertible instruments, the FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The FASB concluded that eliminating certain accounting models simplifies the accounting for convertible instruments, reduces complexity for preparers and practitioners, and improves the decision usefulness and relevance of the information provided to financial statement users. In addition to eliminating certain accounting models, the FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance on the basis of feedback from financial statement users. The FASB decided to amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. The FASB observed that the application of the derivatives scope exception guidance results in accounting for some contracts as derivatives while accounting for economically similar contracts as equity. The FASB also decided to improve and amend the related EPS guidance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted ASU 2020-06 on March 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 requires accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The recognition of the modification depends on the nature of the transaction in which the equity-classified written call option is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires allocating the effect of the option modification to each element. ASU 2021-04 is effective for the Company beginning in the first quarter of 2022. ASU 2021-04 should be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company adopted ASU 2021-04 on March 1, 2022 on a prospective basis. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 – Discontinued Operations

During the fiscal year ended February 29, 2024, the Company completed the sale of certain assets of Sigma Additive Solutions, Inc., which has been classified as discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements – Discontinued Operations.”

On October 6, 2023, the Company entered into a definitive asset purchase agreement (“APA”) with Divergent Technologies, Inc., (“Divergent”), pursuant to which the Company agreed to sell to Divergent, and Divergent agreed to purchase from us, certain assets consisting primarily of patents, software code and other intellectual property for a purchase price of $1,626,242, including a $37,000 earnest-money deposit previously paid to us by Divergent. The closing under the Asset Purchase Agreement occurred subsequent to the closing of the reverse acquisition with NextTrip on January 12, 2024. The parties’ respective obligations to close were subject to the accuracy of the parties’ respective representations and warranties and performance of their respective covenants and satisfaction or waiver of other customary conditions specified in the Asset Purchase Agreement. In the interim, between the signing date and closing date or termination of the Asset Purchase Agreement, Sigma granted Divergent a non-exclusive, nontransferable, non-sublicensable (except to Divergent customers and affiliates), limited, irrevocable (except in connection with the termination of the Asset Purchase Agreement), worldwide, royalty-free license to the “Licensed IP” (as defined) for testing, evaluation, and commercialization purposes. A gain of $30,515 was recognized in the asset disposition transaction.

During the year ended February 29, 2024, the Company recorded a loss of $675,314 from discontinued operations as follows:

February 29, 2024
Revenue	$5,006
Cost of revenue	-
Gross Profit	5,006

Salaries and benefits	28,475
Retention bonuses	528,930
Severance	62,500
Organization costs	63,600
Other income	(3,185)
Total Expenses	680,320

Loss from Discontinued Operations	$(675,314)

NOTE 4 - Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of February 29, 2024 and as of February 28, 2023:

	February 29, 2024	February 28, 2023
Prepaid marketing expenses	$100	$100
Prepaid other expenses	298,274	8,513
Prepaid cost of sales	42,547	-
Total	$340,921	$8,613

NOTE 5 - Leases

On January 25, 2023, as part of the separation agreement with NextPlay Technologies Inc., the Company assumed control of a lease arrangement for office space in Florida.

The Company adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve (12) months.

We determined that the arrangement was an operating lease at inception and included it in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheet as of February 28, 2023. The office facility was occupied by NextTrip employees through March 16, 2023, when the landlord informed the NextTrip that would not recognize NextTrip as the tenant. The Company continued to negotiate the assumption of the lease with the landlord, but was ultimately unsuccessful, and as a result derecognized the lease in the financial statements as of February 29, 2024. No restatement was made for fiscal year 2023 as the Company had use of the offices at that time and was in negotiations to assume the lease from NextPlay Technologies, Inc. No payments have been made on the lease and no expense has been recognized for the year ended February 29, 2024. Rent expense for the year ended February 28, 2023 was $40,554.

NOTE 6 - Property and Equipment

Property and equipment as of February 29, 2024, and February 28, 2023 consisted of the following:

	February 29, 2024	February 28, 2023
Furniture and Fixtures	$17,018	$17,018
Computer and Equipment	82,492	73,238
Total	99,510	90,256
Accumulated depreciation	(92,868)	(74,030)
Property and Equipment, net of depreciation	$6,642	$16,226

Depreciation expense for the years ended February 29, 2024, and February 28, 2023 was $18,838 and $30,386, respectively, and is recorded in operating expenses.

During the years ended February 29, 2024, and February 28, 2023, the Company acquired property and equipment of $9,253 and $2,928, respectively.

NOTE 7 - Intangible Assets

Intangible assets as of February 29, 2024, and February 28, 2023 consisted of the following:

	February 29, 2024	February 28, 2023
Software Development	$6,602,028	$5,908,353
Software Licenses	789,576	467,576
Trademark	6,283	6,283
Total	7,397,887	6,382,212
Accumulated amortization	(5,224,467)	(3,774,542)
Intangible assets, net of amortization	$2,173,420	$2,607,670

Amortization expense for the years ended February 29, 2024, and February 28, 2023 was $1,449,925 and $676,853, respectively, and recorded in operating expenses.

During the years ended February 29, 2024, and February 28, 2023, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2025	$660,578
2026	172,152
2027	12,498
Thereafter	-

$845,228

NOTE 8 – Goodwill

As discussed in Note 1, the legal acquisition of NextTrip by Sigma Additive Solutions, Inc. was determined to be a reverse acquisition, with NextTrip as the accounting acquirer, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of consummation of the transaction.

The following table presents the allocation of the $2,368,418 million consideration for the acquisition and summarizes the estimated fair values of the Sigma (the accounting acquiree) assets acquired and liabilities assumed for NextTrip (the accounting acquirer). The estimated consideration of approximately $2,368,418 million is based on Sigma’s closing share price of $3.0229 as reported on Nasdaq on December 29, 2023 multiplied by the 780,423 shares outstanding as of that date and the fair value of Series E Preferred Stock into 3,069 common shares.

Fair Value of Net Assets Acquired:

Cash	$417,121
Accounts Receivable, net	4,900
Inventory	257,873
Prepaid expenses and other current assets	50,802
Property and equipment	52,357
Intangible assets	1,277,919
Accounts payable	(837,450)
Accrued expenses	(61,001)
Deferred revenue	(14,218)

Total identifiable net assets acquired	1,148,303

Goodwill	1,220,115

Total Fair Value of Net Assets Acquired	$2,368,418

Total Purchase Consideration	$2,368,418

Pursuant to ASC 350-20, the Company assigned its goodwill to reporting units and is required to test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill resulting from the reverse acquisition is primarily attributable to NextTrip’s objective to obtain access to public markets to provide funding wherewithal to fund business growth. NextTrip’s benefit in paying for these synergies in the reverse acquisition transaction are to avoid the time and expense of organizing and executing an Initial Public Offering (“IPO”) transaction. In the reverse acquisition, $52,310 of goodwill was allocated to the Sigma Reporting Unit and $1,167,805 of goodwill was allocated to the NextTrip Reporting Unit under the acquisition method of accounting.

The combined Company consists of two reporting units, Sigma and NextTrip. As the accounting acquirer in the reverse acquisition, NextTrip is considered to be an existing reporting unit and Sigma is considered to be a new reporting unit in that it is not in the same business as NextTrip. Accordingly, the reverse acquisition creates a new reporting unit which holds the Sigma business constituting an asset held for sale as a result of the agreement for the sale of certain Sigma assets to Divergent 3D (“Divergent”) for a sales price of $1,626,242. As such, the fair value of the Sigma Reporting Unit is determined to be $1,626,242 with the difference of $742,176 from the purchase consideration being allocated to the NextTrip Reporting Unit. The assets being sold to Divergent and the liabilities being relieved from the Divergent transaction are assigned to the Sigma Reporting unit with the difference between the net fair value of those assets and liabilities and the Sigma Reporting Unit being assigned to goodwill. The goodwill being assigned to the NextTrip Reporting Unit is determined by the difference between the purchase consideration assigned to the NextTrip Reporting Unit and the net acquired Sigma assets and liabilities assumed that are assigned to the NextTrip Reporting Unit. A gain of $37,592 was recognized in the disposition transaction.

Following is a reconciliation of goodwill as of February 29, 2024:

February 29, 2024
Reverse acquisition of Sigma Additive Solutions, Inc.	$1,220,115
Reduction from sale of assets to Divergent Technologies	(52,310)
Balance, February 29, 2024	$1,167,805

NOTE 9 - Accounts Payable and Accrued Liabilities

As of February 29, 2024, the Company had accounts payable of $531,847 and accrued expenses of $460,768, compared to $519,136 of accounts payable and $329,922 of accrued expenses for the year ended February 28, 2023.

NOTE 10 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended December 31, 2020 through 2022.

The Company had available at February 29, 2024 unused operating loss carryforwards of approximately $43,934,000 which may be applied against future taxable income. Losses incurred between 2010 and 2017, which total $9,820,000 expire in various years through 2038, and the remainder of the losses, which total $34,114,000 can be carried forward indefinitely. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reported purposes are subject to annual limitations. Due to the change in ownership as a result of the reverse acquisition, the Company’s net operating loss carryforwards may be limited as to use in future years, and any such limitation will be determined on a year-to-year basis. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $11,250,300 and $8,575,900 at February 29, 2024, and February 28, 2023, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2024	2023
Deferred tax assets:
NOL carryover	$9,226,100	$8,636,900
Related party accruals	173,900	-
Payroll accruals	77,800	-
Deferred tax liabilities:
Depreciation	1,772,500	(61,000)
Valuation allowance	(11,250,300)	(8,575,900)
Net deferred tax asset (liability)	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended February 29, 2024, and February 28, 2023 is as follows:

	2024	2023
Book Loss	$(1,541,200)	$(1,837,400)
Depreciation	270,100	(20,700)
Meals & Entertainment	300	-
Preferred dividends	422,842	-
Stock compensation	24,468	(48,548)
Loss on asset disposal	67,274	-
Accrued payroll	51,857	-
Related party accruals	114,928	-
Change in valuation allowance	589,431	1,906,648
Provision for Income Taxes	$-	$-

NOTE 11 - Convertible Notes

Between March 13, 2023 and June 9, 2023, the Company issued $650,000 in convertible notes upon the receipt of proceeds from several investors. The notes had an interest at a rate of 8% per annum and were convertible into shares and warrants in a new public company upon the completion of a merger with a Special Purpose Acquisition Corporation (“SPAC”) at a conversion price of $3.00 per common share, subject to certain adjustments.

Between July 27, 2022 and February 21, 2023, the Company issued a total principal amount of $3,012,000 in convertible notes upon the receipt of proceeds from several investors. The notes had an interest at a rate of 8% per annum and were convertible into shares and warrants in a new public company upon the completion of a merger with a Special Purpose Acquisition Corporation (“SPAC”) at a conversion price of $3.00 per common share, subject to certain adjustments.

On December 29, 2023, in connection with, and contingent upon the acquisition of NextTrip Holdings, Inc. by Sigma Additive Solutions, Inc. (the “Sigma Transaction”), each investor in a convertible note entered into a Debt Assignment and Conversion Agreement (the Agreement”) with NextTrip Group, LLC (“Group”) and NextTrip Holdings, Inc. (“NextTrip”) whereby the notes and the debt represented thereon were assigned from NextTrip to Group and converted into common units of Group with the equivalent value on the terms and conditions as set forth in the Agreements. In exchange for entering into the Agreements, each investor received the right to receive a number of Restricted Sigma Shares, including both Closing Shares and Contingent Shares, to be distributed by the Company to the investor following the consummation of the Sigma Transaction. The shares are issuable at a price of $3.00, and include both principal and accrued interest thereon.

The Sigma Transaction was closed on December 29, 2023, and as a result, the Company issued to investors 52,818 Closing Shares, and the right to receive 1,978,598 Contingent Shares, if issued.

During the years ended February 29, 2024, and February 28, 2023, the Company recorded interest expense of $234,213 and $72,347 respectively, related to the notes.

NOTE 12 – Share Purchase Agreements

Between August 10, 2023 and November 6, 2023, NextTrip entered into Share Purchase Agreements with several investors to purchase convertible shares in NextTrip in exchange for total proceeds of $1,755,970. Pursuant to the Agreements, the shares were initially convertible into the common shares of a public company at $0.15 per share. The Agreements further provided that contingent upon the consummation of the legal acquisition of NextTrip Holdings, Inc. by Sigma Additive Solutions, Inc., the investors would receive the same number of Sigma shares in lieu of NextTrip common shares.

On December 29, 2023, concurrent with the consummation of the acquisition, each investor entered into an Exchange Agreement with Group and Holdings, whereby such investors exchanged their rights to NextTrip shares for rights to common units of Group of the same value, and Group distributed to investors, that number of Closing Shares as set forth in the Exchange Agreements. Additionally, upon NextTrip’s achievement of each of the milestones as set forth in the Share Exchange Agreement, if ever, Group will further distribute the number of Contingent Shares in accordance with the Share Exchange Agreement.

On September 19, 2022, the Company entered into a Software as a Service Agreement with a third party consultant in which the Company received a $150,000 down payment upon signing of the contract. On December 31, 2022, the Company entered into an amended agreement with the counterparty in which the down payment became a noninterest bearing share issuance obligation in which such amount will be converted to shares in a new public company upon the completion of a merger at a conversion price of $3.00 per common share, subject to adjustments. On December 29, 2023, upon the consummation of the reverse acquisition transaction with Sigma, the counterparty received 1,996 Closing Shares and the right to receive an additional 74,786 Contingent Shares, if issued.

The total number of Closing Shares issued to investors, inclusive of the third party consultant, on December 29, 2023 was 15,481, and the Contingent Shares issuable, if ever, totaled 579,954.

On December 28, 2023, the Company entered into a Consulting Modification Agreement with a third-party consultant which provided for the full settlement of $180,000 in consulting fees by issuing common shares of Sigma contingent upon the closing of the reverse acquisition. The reverse acquisition closed on December 29, 2023, pursuant to which Company issued 4,337 Closing Shares to the consultant, and the right to receive 162,466 Contingent Shares, if issued.

NOTE 13 - Related Party Transactions

On February 28, 2023, the Company entered into an Asset Purchase Agreement with Travel and Media Tech, LLC, (“TMT”), pursuant to which it purchased the right, title and interest in the “Bookit” or “NextTrip 2.0” booking engine, including customer lists, all current content associated with hotel and destination product in the booking engine (pictures, hotel descriptions, restaurant descriptions, room descriptions, amenity descriptions, and destination information.) and source code related thereto. TMT is a related entity owned by Don Monaco, the Company’s Chairman and William Kerby, the Company’s Chief Executive Officer.

Amounts due to related parties in 2024 and 2023 was $828,277 and $281,000, respectively. The amounts due in both years are to William Kerby and Donald Monaco.

The Company recorded a loss of $1,567,665 on the NextPlay related party receivable for the year ended February 29, 2024. The total amount receivable from NextPlay was $2,567,665 at February 29, 2024. NextPlay is in default under the terms of its promissory note and as a result the Company established an allowance for doubtful accounts of $1,567,665 as collectability of the note is uncertain. As of February 28, 2023, no allowance for doubtful accounts was established.

NOTE 14 - Deferred Revenue

Deferred revenue as of the years ended February 29, 2024, and February 28, 2023 was $139,921 and $22,750, respectively.

Deferred revenue consists of travel deposits received from users in advance of revenue recognition. The deferred revenue balance for the years ended February 29, 2024, and February 28, 2023 was driven by cash payments from customers in advance of satisfying our performance obligations.

NOTE 15 - Commitments and Contingencies

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters could, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change considering the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

NOTE 16 – Stockholders’ Equity

Common Stock

The Company has 1,200,000 shares of common stock authorized. For the years ended February 29, 2024 and February 28, 2023, the Company had 936,430 and 83,371 shares of common stock, par value $0.001 issued and outstanding, respectively. All shares have equal voting rights, are fully-paid and non-assessable, and have one vote per share.

On September 22, 2023, we effected a 1-for-20 reverse stock split of the outstanding shares of our common stock and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. In connection with the reverse split, we issued 40,197 common shares to round-up fractional shares to the nearest whole share.

The effects of the reverse stock split have been retroactively reflected in all periods presented.

Fiscal Year Ended February 29, 2024

In September and October 2023, the Company sold 72,721 and 128,887 shares of common stock, respectively, through our ATM Agreement, resulting in net proceeds of $364,555 and $772,468, respectively.

On December 29, 2023, the Company acquired 100% of the outstanding equity interests of NextTrip Holdings, Inc. pursuant to a share exchange agreement by and among the Company, NextTrip and certain other parties (the “Acquisition”). As consideration for the Acquisition, at closing the Company issued 156,007 restricted shares of its common stock, constituting 19.99% of its issued and outstanding shares of common stock immediately prior to execution of the share exchange agreement, and agreed to issue up to an aggregate of 5,843,993 shares as further consideration upon NextTrip’s achievement of certain milestones set forth in the exchange agreement.

Of the 156,007 restricted shares issued at closing, 52,818 shares were issued pursuant to the Debt Assignment and Conversion agreements, 15,481 shares were issued pursuant to the Share Purchase and Exchange Agreements, and 4,337 shares were issued to a third-party consultant. Pursuant to ASC 805-40-45-1,the remaining 83,371 Closing Shares are reflected as a retroactive adjustment to adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent.

Deferred Compensation

During the fiscal years ended February 29, 2024 and February 28, 2023, the Company did not issue any shares of common stock to employees.

Preferred Stock

Under our articles of incorporation, our board of directors has the authority, without further action by stockholders, to designate one or more series of preferred stock and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be preferential to or greater than the rights of the common stock.

Our board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in our control and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 472,996 and 0 shares of preferred stock were issued and outstanding at February 29, 2024 and February 28, 2023. respectively.

Series E Convertible Preferred Stock

Under the Certificate of Designations for the Series E Preferred Stock, the Series E Preferred Shares have an initial stated value of $1,500 per share (the “Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Stock by said amount. The holders of the Series E Preferred Shares have the right at any time to convert all or a portion of the Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s Common Stock at an initial conversion rate determined by dividing the Conversion Amount by the Conversion Price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the relates stock purchase agreement). The Conversion Amount is the sum of the Stated Value of the Series E Preferred Shares then being converted plus any other unpaid amounts payable with respect to the Series E Preferred Shares being converted plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends recapitalizations and similar events.

At February 29, 2024, 316 shares of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of February 29, 2024, including the make-whole dividends, would have resulted in the issuance of 3,155 shares of common stock.

Series F Convertible Preferred Stock

On January 4, 2024, the Company filed a Certificate of Designation of Series F Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 5,843,993 shares of the Company’s preferred stock as Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred”). The Series F Preferred was designated by the Company in connection with its recent acquisition of NextTrip Holdings, Inc. (“NextTrip”), and, in the event that the Company does not have sufficient shares of common stock available to fulfill its obligations pursuant to the share exchange agreement governing the terms of the acquisition, shares of Series F Preferred shall be issued to the previous equity holders of NextTrip in lieu of shares of Company common stock.

The terms and conditions set forth in the Certificate of Designation are summarized below:

Ranking. The Series F Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series F Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s amended and restated articles of incorporation, as amended (“Articles”) or as otherwise required by the Nevada Revised Statutes, holders of Series F Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of Common Stock into which the Series F Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series F Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series F Preferred or alter or amend the Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series F Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On such date that the Company amends its Articles to increase the number of shares of common stock authorized for issuance thereunder, to at least the extent required to convert all of the outstanding Series F Preferred, each outstanding share of Series F Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Conversion Ratio”).

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each, a “Liquidation”), holders of Series F Preferred will be entitled to participate, on an as-converted-to-common stock basis calculate based on the Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

At February 29, 2024, no shares of the Series F Convertible Preferred Stock were outstanding.

Series G Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 100,000 shares of the Company’s preferred stock as Series G Preferred Stock, par value $0.001 per share.

The terms and conditions set forth in the Series G Certificate of Designation are summarized below:

Ranking. The Series G Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series H Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Charter or as otherwise required by the Nevada Revised Statutes, holders of Series G Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series G Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series G Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series G Preferred or alter or amend the Series G Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series G Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On such date that the Company amends its Charter to increase the number of shares of common stock authorized for issuance thereunder, to at least the extent required to convert all of the outstanding Series G Preferred, each outstanding share of Series G Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series G Conversion Ratio”).

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series G Preferred will be entitled to participate, on an as-converted-to-common stock basis calculate based on the Series H Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

Redemption Right. The Company shall have the right to redeem up to 50% of the Preferred Stock for an aggregate price of $1.00 in accordance with the terms of the Perpetual License Agreement.

At February 29, 2024, all 100,000 shares of the issued Series G Convertible Preferred Stock were outstanding, which if converted as of February 29, 2024, would have resulted in the issuance of 100,000 shares of common stock.

Series H Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 150,000 shares of the Company’s preferred stock as Series H Preferred Stock, par value $0.001 per share.

The terms and conditions set forth in the Series H Certificate of Designation are summarized below:

Ranking. The Series H Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series H Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Charter or as otherwise required by the Nevada Revised Statutes, holders of Series H Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series H Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series H Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series H Preferred or alter or amend the Series H Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series H Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On such date that the Company amends its Charter to increase the number of shares of common stock authorized for issuance thereunder, to at least the extent required to convert all of the outstanding Series H Preferred, each outstanding share of Series H Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series H Conversion Ratio”).

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series H Preferred will be entitled to participate, on an as-converted-to-common stock basis calculate based on the Series H Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

At February 29, 2024, 150,000 shares of the issued Series H Convertible Preferred Stock were outstanding, which if converted as of February 29, 2024, would have resulted in the issuance of 150,000 shares of common stock.

Series I Convertible Preferred Stock

On February 22, 2024, the Company filed a Certificate of Designation of Series I Convertible Preferred Stock (the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 331,124 shares of the Company’s preferred stock as Series I Convertible Preferred Stock, par value $0.001 per share.

The terms and conditions set forth in the Series I Certificate of Designation are summarized below:

Ranking. The Series I Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series I Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series I Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series I Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series I Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series I Preferred or alter or amend the Series I Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series I Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On such date that the Company amends its Charter to increase the number of shares of common stock authorized for issuance thereunder, to at least the extent required to convert all of the outstanding shares of Series I Preferred, each outstanding share of Series I Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series I Conversion Ratio”).

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series I Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series I Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

At February 29, 2024, 222,680 shares of the issued Series I Convertible Preferred Stock were outstanding, which if converted as of February 29, 2024, would have resulted in the issuance of 222,680 shares of common stock.

Outstanding Options

As of February 29, 2024, we had outstanding options under our 2013 Equity Incentive Plan to purchase an aggregate of 85,300 shares of our common stock at a weighted-average exercise price of $60.50 per share.

On December 28, 2023, our stockholders approved our 2023 Equity Incentive Plan which has reserved for issuance 7,000,000 shares of common stock for equity awards of which 0 shares have been issued or granted thereunder to date.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan. 7,000,000 shares of common stock have been reserved for issuance under the Plan., and as of February 29, 2024, all such shares are available for issuance.

During fiscal year 2024, the Company did not grant any options. In fiscal year 2024, 6,914 options vested and $116,512 of compensation cost was recognized during the year. As of February 29, 2024, there were options to purchase 85,300, shares issued and outstanding, 82,800 of which have been issued under an Equity Incentive Plan. At February 29, 2024, there are vested options exercisable for 81,849 shares of common stock. No options to purchase shares of common stock were exercised during the fiscal year ended February 29, 2024.

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

Upon closing of the reverse acquisition of Sigma on December 29, 2023, the Company assumed options to purchase up to 86,402 shares of common stock. Between December 29, 2023 and February 29, 2024, 1,342 options were forfeited or expired and no options were issued or exercised.

Total employee share-based compensation expense for the year ended February 29, 2024, was $116,512 all of which is related to stock options. There was no capitalized share-based compensation cost as of February 29, 2024,and there were no recognized tax benefits during the fiscal year ended February 29, 2024.

To estimate the value of an award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of outstanding share-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the outstanding options assumed at February 29, 2024:

Assumptions:

2024
Dividend yield	0.00%
Risk-free interest rate	0.19-4.05%
Expected volatility	100.2 – 122.8%
Expected life (in years)	5

Option activity for the year ended February 29, 2024 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at February 28, 2023	-	-	-
Options assumed pursuant to reverse acquisition	86,642	61.43	2.68	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,342)	120.87	-	-
Options outstanding at February 29, 2024	85,300	60.50	2.52	-
Options expected to vest in the future as of February 29, 2024	3,451	33.25	3.54	-
Options exercisable at February 29, 2024	81,849	61.64	2.48	-
Options vested, exercisable, and options expected to vest at February 29, 2024	85,300	60.50	2.52	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $2.99 closing price of our Common Stock on February 29, 2024. All of the outstanding option grants have an exercise price above $2.99.

At February 29, 2024, there was $52,615 of unrecognized share-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 0.97 years.

Stock Appreciation Rights

The purposes of the 2020 Stock Appreciation Rights Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The Plan provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the Plan since no shares will be issued pursuant to the Plan.

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

Upon closing of the reverse acquisition of Sigma on December 29, 2023, the Company assumed 40,390 outstanding SARs. Between December 29, 2023 and February 29, 2024, none were forfeited or expired and no SARs were issued or exercised.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of outstanding SAR awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the twelve months ended February 29, 2024:

Assumptions:

2024
Dividend yield	0.00%
Risk-free interest rate	0.22-2.79%
Expected volatility	108.7-122.8.0%
Expected life (in years)	5

SARs activity for the year ended February 29, 2024 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)
SARs outstanding at February 28, 2023	-	-	-	-
SARs assumed pursuant to reverse acquisition	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding February 29, 2024	40,390	44.77	2.99	-
SARs expected to vest in the future as of February 29, 2024	6,886	35.25	3.23	-
SARs exercisable at February 29, 2024	33,504	46.72	2.93	-
SARs vested, exercisable, and options expected to vest at February 29, 2024	40,390	44.77	2.99	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $2.99 closing price of our common stock on February 29, 2024. All the SARs have an exercise price above $2.99.

For the year ended February 29, 2024, $10,107 of share-based compensation expense was recognized, and at February 29, 2024, there was $79,978 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 1.08 years.

Warrants

At February 29, 2024, the Company had outstanding warrants to purchase a total of 486,165 shares of common stock. The warrants have exercise prices that range from $3.02 to $350.00, which if not exercised, will expire between March 15, 2024 and January 25, 2028.

Warrant activity for the year ended February 29, 2024 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at February 28, 2023	-	-	-
Warrants assumed pursuant to reverse acquisition	217,593	21.01	1.86
Granted	268,572	3.02	2.17
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at February 29, 2024	486,165	9.94	1.96

NOTE 17 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods ended February 29, 2024 and 2023:

	Year Ended February
	2024	2023
Loss from continuing operations	$(6,656,837)	$(5,033,496)
Preferred dividends	(7,125)	-
Loss from continuing operations applicable to common stockholders	(6,663,962)	(5,033,496)
Loss from discontinued operations applicable to common stockholders	(675,314)	-
Net loss applicable to common stockholders	$(7,339,276)	$(5,033,496)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	228,274	71,581

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At February 29, 2024, the Company had outstanding warrants to purchase 486,165 shares of common stock, and stock options exercisable for 85,300 shares of common stock, 316 shares of Series E Preferred Stock, which could be converted into 3,155 shares of common stock, 100,000 shares of Series G Preferred Stock, convertible into 100,000 shares of common stock, 150,000 shares of Series H Preferred Stock, convertible into 150,000 shares of common stock, and 222,680 shares of Series I Preferred Stock, convertible into 222,680 shares of common stock, resulting in a potential total additional 1,047,300 shares of common stock outstanding in the future. At February 28, 2023, the Company had no outstanding potentially dilutive securities.

NOTE 18 – Concentrations

Revenues – During the years ended February 29, 2024 and February 28, 2023, the Company did not have any significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented.

Accounts Receivable – The Company had no significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at February 29, 2024 and February 28, 2023, respectively.

NOTE 19 - Defined Contribution Plans

The Company has adopted two qualified 401(K) plans (“the Plans”), in which all employees over the age of 21 may participate. Depending on the Plan, the Company makes either a Safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed, or a 3% non-elective contribution for all eligible participants. The matching contributions were $17,112 in 2024 and $6,997 in 2023.

NOTE 20 – Subsequent Events

On March 8, 2024, the Company held a Special Meeting of Stockholders in a virtual format. The following proposals, constituting all of the proposals, were voted on by stockholders:

●	Proposal No. 1: The Company’s stockholders approved an amendment to the Current Articles of Incorporation to change the Company’s corporate name to “NextTrip, Inc.”

●	Proposal No. 2: The Company’s stockholders approved an amendment to the Current Articles to increase the number of shares of Company common stock authorized for issuance thereunder from 1,200,000 shares to 250,000,000 shares.

●	Proposal No. 3: The Company’s stockholders approved the adjournment of the Special Meeting by the chairman thereof to a later date to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve either of the foregoing proposals.

Although Proposal No. 3 was approved by the Company’s stockholders, the chairman of the Special Meeting did not elect to adjourn the meeting, as both of the other two proposals were also approved.

On March 11, 2024, Sigma Additive Solutions, Inc. (the “Company”) filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation (the “Charter Amendment”), as amended to date (the “Current Articles”), with the Secretary of State of the State of Nevada, pursuant to which (i) the Company’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.” (the “Name Change”), and (ii) the number of shares of Company common stock authorized for issuance under the Current Articles was increased from 1,200,000 shares to 250,000,000 shares (the “Increase in Authorized).

In connection with the Name Change, effective as of the open of the market on March 13, 2024, the Company’s common stock began trading on the Nasdaq Capital Market under the new ticker symbol “NTRP” (the “Ticker Symbol Change”). The CUSIP of the Company’s common stock remained unchanged.

On March 15, 2024, the Company’s Board of Directors approved the Company to enter into an unsecured promissory note for a line of credit with Messrs. Monaco and Kerby, the Company’s Chairman of the Board of Directors and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000. Under the terms of the note, advances under the line of credit may be made at the Company’s request until May 31, 2024. The note bears an annual interest rate of 7.5% and matures on February 28, 2025, and may be prepaid by the Company at any time prior to maturity without penalty. As of April 19, 2024, the full principal amount of the note had been advanced to the Company and remains outstanding.

On April 25, 2024, the Company’s Board of Directors approved the Company to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who shall individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5% and shall mature one year from the date of each note’s execution, and may be prepaid by the Company at any time prior to maturity without penalty. On August 14, 2024, the Board of Directors approved an increase in the aggregate principal amount of the unsecured promissory notes to $2,000,000. As of August 31, 2024, $1,416,553 had been advanced to the Company and remains outstanding.

On June 17, 2024, the Company received a notification letter (the “Initial Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) advising the Company that it was not in compliance with Nasdaq’s continued listing requirements under Nasdaq Listing Rule 5250(c)(1) (the “Rule”) as a result of its failure to timely file its Annual Report on Form 10-K for the fiscal year ended February 29, 2024 (the “Form 10-K”).

On July 17, 2024, the Company received an additional notification letter (the “Additional Notice,” and together with the Initial Notice, the “Notices”) from Nasdaq stating that, because the Company has not filed its Quarterly Report on Form 10-Q for the quarter ended May 31, 2024 (the “Form 10-Q”), and because the Company remains delinquent in filing the Form 10-K, the Company remains noncompliant with the Rule.

Neither of the Notices have an immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

The Notices require the Company to either file the delinquent Form 10-K and Form 10-Q with the Commission or submit a plan to regain compliance with the Rule by August 16, 2024. If Nasdaq accepts the Company’s plan, then Nasdaq may grant an exception of up to 180 calendar days from the Form 10-K’s due date, or until December 10, 2024, to regain compliance. If Nasdaq does not accept the Company’s plan, then the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel under Nasdaq Listing Rule 5815.

On August 16, 2024, the Company submitted a plan to Nasdaq regain compliance with the Rule, including the steps the Company will take to promptly file the Form 10-Q and regain compliance. The Company has requested an extension until September 30, 2024. There can be no assurance that the Company will regain compliance with the Rule, secure an exception until September 30, 2024 to regain compliance, or maintain compliance with other Nasdaq listing requirements.

