Form 10-Q
period 2024-05-31
NextTrip, Inc.
filed 2024-09-16
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 13, 2024, the issuer had 1,388,641 shares of common stock outstanding.

SIGMA ADDITIVE SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2024 (unaudited)	February 29, 2024

ASSETS
Cash and cash equivalents	$36,679	$323,805
Promissory note receivable, net	1,000,000	1,000,000
Accounts receivable, net	27,760	34,082
Prepaid expenses and other current assets	360,590	340,921
Total Current Assets	1,425,029	1,698,808
Non-Current assets
Property and equipment, net	5,294	6,642
Intangible assets, net	2,056,588	2,173,420
Security deposit	45,167	42,167
Goodwill	1,167,805	1,167,805
Total Non-Current Assets	3,274,854	3,390,034
Total Assets	$4,699,883	$5,088,842

LIABILITIES
Current Liabilities
Accounts payable	$972,868	$531,847
Accrued expenses	554,240	460,768
Deferred revenue	154,201	139,921
Note payable	100,000	-
Notes payable - related parties	1,752,868	828,277
Total Current Liabilities	3,534,177	1,960,813

Total Liabilities	3,534,177	1,960,813

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 63,494 and 472,996 shares issued and outstanding, respectively	64	474
Common Stock, par value $0.001, 250,000,000 and 1,200,000 shares authorized, respectively; 1,345,932 and 936,430 shares issued and outstanding, respectively	1,346	936
Additional Paid in Capital	27,304,840	27,277,758
Accumulated deficit	(26,140,544)	(24,151,139)
Total Stockholders’ Equity	1,165,706	3,128,029
Total Liabilities and Stockholders’ Equity	$4,699,883	$5,088,842

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2024	2023

Revenue	$188,793	$19,562
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(173,581)	(17,718)
Gross profit	15,212	1,844

Operating Expenses
Salaries and benefits	626,752	407,609
Stock based compensation	16,394	-
General and administrative	27,555	69,103
Sales and marketing	156,188	40,781
Professional service fees	523,873	134,370
Technology	184,669	35,893
Organization costs	28,737	-
Depreciation and amortization	287,586	336,339
Other expenses	115,859	7,730
Total Operating Expenses	1,967,613	1,031,825
Operating loss	(1,952,401)	(1,029,981)

Other Income (Expenses)
Interest income (expense), net	(35,225)	(65,390)
Total other income (expense)	(35,225)	(65,390)
Net loss from continuing operations before taxes	(1,987,626)	(1,095,371)
Provision for income taxes	-	-
Net loss from continuing operations	$(1,987,626)	$(1,095,371)
Net gain from discontinued operations, net of taxes	8,909	-
Net loss	(1,978,717)	(1,095,371)
Preferred dividends	(10,688)	-
Net Loss Applicable to Common Stockholders	$(1,989,405)	$(1,095,371)
Basic and diluted loss per common share from continuing operations(*)	$(1.56)	$(13.14)
Basic and diluted loss per common share from discontinued operations (*)	$0.01	$-
Basic and diluted loss per common share (*)	$(1.55)	$(13.14)
Basic and diluted weighted average number of common shares (*)	1,279,165	83,371

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMAADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended May 31, 2024, and May 31, 2023

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net Loss	-	-	-	-	-	(1,978,717)	(1,978,717)
Preferred Stock Dividends	-	-	-	-	10,688	(10,688)	-
Common Shares Issued for Conversion of Preferred Stock	(409,502)	(410)	409,502	410	-	-	-
Stock Options Issued to Employees	-	-	-	-	16,394	-	16,394

Balances, May 31, 2024	63,494	64	1,345,932	1,346	27,304,840	(26,140,544)	1,165,706

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2023(*)	-	$-	83,371	$83	$17,295,890	$(16,811,863)	$484,110
Net Loss	-	-	-	-	-	(1,095,371)	(1,095,371)

Balances, May 31, 2023(*)	-	-	83,371	83	17,295,890	(17,907,234)	(611,261)

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2024	May 31, 2023
OPERATING ACTIVITIES
Net Loss – Continuing Operations	$(1,987,626)	$(1,095,371)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	287,586	336,339
Depreciation of right of use asset	-	37,026
Stock-based compensation	16,394	-

Change in Assets and Liabilities:
Accounts receivable	6,322	(5,000)
Prepaid expenses	(19,669)	-
Accounts payable and accrued expenses	534,493	147,231
Deferred revenue	14,280	(11,616)
Security deposit	(3,000)	-
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(1,151,220)	(591,391)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	8,909	-
NET CASH USED IN OPERATING ACTIVITIES	(1,142,311)	(591,391)

INVESTING ACTIVITIES
Capitalized software development costs	(169,406)	(165,975)
NET CASH USED IN INVESTING ACTIVITIES	(169,406)	(165,975)

FINANCING ACTIVITIES
Proceeds from issuance of convertible securities	-	540,245
Note Payable	100,000	-
Advances from related parties	924,591	15,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,024,591	555,745

NET CHANGE IN CASH FOR PERIOD	(287,126)	(201,621)

CASH AT BEGINNING OF PERIOD	323,805	282,475

CASH AT END OF PERIOD	$36,679	$80,854

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Preferred stock dividends	$10,688	$-
Disclosure of Cash Paid for:
Interest	$4,371	$146
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2024

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

On March 11, 2024, Sigma filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, among other things, Sigma’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.”

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe NM 87507 The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc. incorporated October 22, 2015, and Extraordinary Vacations USA, Inc. incorporated on June 24, 2002.

Prior to the Exchange Agreement as described below, NextTrip Holdings, Inc. (“NextTrip”) was a wholly owned subsidiary of NextTrip Group, LLC (“Group”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of Group were conducted through its subsidiaries. On January 25, 2023, NextPlay and Group entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”, and together, the “Agreements”), whereby NextPlay transferred their interest in the travel business to Group. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of Group for 400,000 Preferred Units of Group, with a value of $10 per unit. Prior to the exchange for Preferred Units, Group had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of Group, while NextPlay had obligations to provide ongoing support to NextTrip. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and as such NextTrip recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC (Joint Venture) and this entity is in the process of a first structure plan. No activities nor operations occurred in 2023 or 2024 for this entity, and NextTrip, Inc. does not have control of the company and therefore no minority interest was recorded.

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

The assets and liabilities of Sigma Additive Solutions, Inc. were recognized at fair value pursuant to ASC 805.

Going Concern – The Company has sustained losses and had negative cash flows from operating activities since its inception.

The Company currently does not have sufficient cash and working capital to fund its operations and will require additional funding in the public or private markets in the near-term to be able to continue operations. The Company currently has no understanding or agreement to obtain such funding, and there is no assurance that we will be successful in obtaining additional funding. If we fail to obtain sufficient funding when needed, we will be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations. As a result, there is substantial doubt about our ability to continue as a going concern.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2024 and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the February 29, 2024 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The results of operations for the period ended May 31, 2024 are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or financial position.

Promissory Note Receivable

NextPlay is in default under the terms of its promissory note to NextTrip, and as a result, an allowance for doubtful accounts of $1,567,665 was established as of February 29, 2024 as collectability of the entire receivable is uncertain. During the three months ended May 31, 2024 and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of May 31, 2024. As of May 31, 2023, no allowance for doubtful accounts was established.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At May 31, 2024 and 20223 the Company had the following common shares underlying these instruments:

	May 31,
	2024	2023
Warrants	484,063	-
Stock Options	79,560	-
Preferred Stock	66,385	-
Total Underlying Common Shares	630,008	-

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods ended May 31, 2024 and 2023:

	Three Months Ended May 31,
	2024	2023
Loss from continuing operations	$(1,987,626)	$(1,095,371)
Preferred dividends	(10,688)	-
Loss from continuing operations applicable to common stockholders	(1,998,314)	(1,095,371)
Gain from discontinued operations applicable to common stockholders	8,909	-
Net loss applicable to common stockholders	$(1,989,405)	$(1,095,371)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	1,279,165	83,371

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At May 31, 2024, the Company had outstanding warrants to purchase 484,063 shares of common stock, stock options exercisable for 79,560 shares of common stock, 316 shares of Series E Preferred Stock, which could be converted into 3,207 shares of common stock, 33,000 shares of Series H Preferred Stock, convertible into 33,000 shares of common stock, and 30,178 shares of Series I Preferred Stock, convertible into 30,178 shares of common stock, resulting in a potential total additional 630,008 shares of common stock outstanding in the future. At February 28, 2023, the Company had no outstanding potentially dilutive securities.

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

NOTE 3 – Intangible Assets

Intangible assets as of May 31, 2024, and February 29, 2024 consisted of the following:

	May 31, 2024	February 29, 2024
Software Development	$6,771,433	$6,602,028
Software Licenses	789,576	789,576
Trademark	6,283	6,283
Total	7,567,292	7,397,887
Accumulated amortization	(5,510,704)	(5,224,467)
Intangible assets, net of amortization	$2,056,588	$2,173,420

Amortization expense for the three months ended May 31, 2024, and May 31, 2023 was $286,237 and $329,033, respectively.

During the three months ended May 31, 2024 and 2023, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for years ending February 28 is as follows:

2025 (Remaining)	$295,823
2026	313,329
2027	270,728
2028	2,958
Thereafter	-
$882,838

NOTE 4 – Goodwill

The legal acquisition of NextTrip Holdings, Inc. by Sigma Additive Solutions, Inc. on December 29, 2023 was determined to be a reverse acquisition, with NextTrip as the accounting acquirer, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of consummation of the transaction.

Pursuant to ASC 350-20, the Company assigned its goodwill to reporting units and is required to test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill resulting from the reverse acquisition is primarily attributable to NextTrip’s objective to obtain access to public markets to provide funding wherewithal to fund business growth. NextTrip’s benefit in paying for these synergies in the reverse acquisition transaction are to avoid the time and expense of organizing and executing an Initial Public Offering (“IPO”) transaction. In the reverse acquisition, $1,167,805 of goodwill was allocated to the NextTrip Reporting Unit under the acquisition method of accounting.

NOTE 5 - Related Party Transactions

On March 18, 2024, the Company’s wholly-owned subsidiary, NextTrip, entered into an unsecured promissory note for a line of credit with Donald Monaco and William Kerby, the Company’s Chairman of the board of directors and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000 with an initial advance of $125,000, provided that the aggregate principal amount of the note does not exceed $500,000 at any time. Under the terms of the note, advances under the line of credit may be made at the Company’s request until May 31, 2024. The note bears an annual interest rate of 7.5% and matures on February 28, 2025, and may be prepaid by the Company at any time prior to maturity without penalty. As of May 31, 2024, the full principal amount of the note had been advanced to the Company.

On April 23, 2024, the Company’s board of directors approved the Company’s wholly-owned subsidiary, NextTrip, to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who may individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5% and shall mature one year from the date of each note’s execution, and may be prepaid by the Company at any time prior to maturity without penalty. As of May 31, 2024, $424,592 had been advanced to the Company.

On May 21, 2024, NextTrip issued an unsecured promissory note, in the principal amount of $455,000 (the “Promissory Note”), to Mr. Monaco to memorialize the terms and conditions of certain working capital advances made by Mr. Monaco to NextTrip. As of May 31, 2024, the outstanding principal balance of the Line of Credit Promissory Note was $405,000. The Promissory Note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The Promissory Note, or any portion thereof, may be prepaid by NextTrip without any penalty. Mr. Monaco serves as Chairman of the Company’s board of directors. The Promissory Note was approved by the Company’s Board of Directors, including the independent members thereof.

The total amounts due to related parties at May 31, 2024 and February 29, 2024 totaled $1,752,868 and $828,277, respectively.

NOTE 6 – Note Payable

On May 24, 2024, the Company issued an unsecured promissory note for $100,000 to an investor upon receipt of proceeds. The note bears an annual interest rate of 7.5% and will mature and be due and payable on the earlier date of the completion of a public financing or October 31, 2024, unless extended by the written consent of the investor. The note can be prepaid at any time by the Company without penalty.

NOTE 7 - Leases

On January 25, 2023, as part of the separation agreement with NextPlay Technologies Inc., the Company assumed control of a lease arrangement for office space in Florida.

The Company adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve (12) months.

We determined that the arrangement was an operating lease at inception and included it in operating lease ROU assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheet as of February 28, 2023. The office facility was occupied by NextTrip employees through March 16, 2023, when the landlord informed NextTrip that it would not recognize NextTrip as the tenant. The Company continued to negotiate the assumption of the lease with the landlord, but was ultimately unsuccessful, and as a result derecognized the lease in the financial statements as of February 29, 2024. No restatement was made for fiscal year 2023 as the Company had use of the offices at that time and was in negotiations to assume the lease from NextPlay Technologies, Inc. No payments have been made on the lease and no expense has been recognized for the three months ended May 31, 2024. Rent expense for the three months ended May 31, 2023 totaled $37,025.

NOTE 8 - Stockholders’ Equity

Common Stock

On March 8, 2024, at a special meeting of stockholders, the Company received approval to increase its authorized shares of common stock from 1,200,000 to 250,000,000 (the “Increase in Authorized”). On March 11, 2024, the Company filed a Certificate of Amendment to its amended and restated articles of incorporation, as amended, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, the Increase in Authorized was implemented.

In the first quarter of 2024, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series G Convertible Preferred Stock, 117,000 shares of common stock upon conversion of 117,000 shares of Series H Convertible Preferred Stock, and 192,502 shares of common stock upon conversion of 192,502 shares of Series I Convertible Preferred Stock.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. An aggregate of 63,494 and 472,996 shares of preferred stock were issued and outstanding at May 31, 2024 and February 29, 2024. respectively.

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

At May 31, 2024, 316 shares of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of May 31, 2024, including the make-whole dividends, would have resulted in the issuance of 3,207 shares of common stock.

Series F Convertible Preferred Stock

On January 4, 2024, the Company filed a Certificate of Designation of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 5,843,993 shares of the Company’s preferred stock as Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred”). The Series F Preferred was designated by the Company in connection with its recent acquisition of NextTrip, and, in the event that the Company does not have sufficient shares of common stock available to fulfill its obligations pursuant to the Share Exchange Agreement governing the terms of the acquisition, shares of Series F Preferred shall be issued to the previous equity holders of NextTrip in lieu of shares of Company common stock.

The terms and conditions set forth in the Series F Certificate of Designation are summarized below:

Ranking. The Series F Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series F Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s amended and restated articles of incorporation, as amended (“Articles”), or as otherwise required by the Nevada Revised Statutes, holders of Series F Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series F Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series F Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series F Preferred or alter or amend the Series F Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series F Preferred, or (c) enter into any agreement with respect to the foregoing.

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

At May 31, 2024, no shares of the Series F Convertible Preferred Stock were outstanding.

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

Dividends. Holders of Series G Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Articles or as otherwise required by the Nevada Revised Statutes, holders of Series G Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series G Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series G Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series G Preferred or alter or amend the Series G Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series G Preferred, or (c) enter into any agreement with respect to the foregoing.

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

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series G Preferred will be entitled to participate, on an as-converted-to-common stock basis calculate based on the Series G Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

Redemption Right. The Company shall have the right to redeem up to 50% of the Series G Preferred Stock for an aggregate price of $1.00 in accordance with the terms of the Perpetual License Agreement.

At May 31, 2024, no shares of the issued Series G Convertible Preferred Stock were outstanding.

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

Voting. Except as provided by the Company’s Articles or as otherwise required by the Nevada Revised Statutes, holders of Series H Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series H Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series H Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series H Preferred or alter or amend the Series H Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series H Preferred, or (c) enter into any agreement with respect to the foregoing.

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

At May 31, 2024, 33,000 shares of the issued Series H Convertible Preferred Stock were outstanding, which if converted as of May 31, 2024, would have resulted in the issuance of 33,000 shares of common stock.

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

Voting. Except as provided by the Articles, or as otherwise required by the Nevada Revised Statutes, holders of Series I Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series I Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series I Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series I Preferred or alter or amend the Series I Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series I Preferred, or (c) enter into any agreement with respect to the foregoing.

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

At May 31, 2024, 30,178 shares of the issued Series I Convertible Preferred Stock were outstanding, which if converted as of May 31, 2024, would have resulted in the issuance of 30,178 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan., and as of May 31, 2024, all of such shares are available for issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of May 31, 2024.

There were no issuances of options for the three months ended May 31, 2024 or May 31, 2023.

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

Total stock-based compensation expense included in the statements of operations for the three months ended May 31, 2024 and 2023 was $16,394 and $0 respectively, all of which is related to stock options.

Option activity for the three months ended May 31, 2024 and the year ended February 29, 2024 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 28, 2023	-	-	-	-
Options assumed pursuant to reverse acquisition	86,642	61.43	2.68	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,342)	120.87	-	-
Options outstanding at February 29, 2024	85,300	60.50	2.52	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(5,740)	67.69	-	-
Options outstanding May 31, 2024	79,560	59.84	2.27	-
Options expected to vest in the future as of May 31, 2024	2,572	33.82	3.3	-
Options exercisable at May 31, 2024	76,988	60.71	2.23	-
Options vested, exercisable, and options expected to vest at May 31, 2024	79,560	59.84	2.27	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2024, no option had an exercise price below the $2.37 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2024, there was $29,980 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 0.77 years.

Stock Appreciation Rights

The purposes of the 2020 Stock Appreciation Rights Plan (the “SAR Plan”) are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the stockholders of the Company; and (iii) promote the success of the Company’s business. The SAR Plan provides for incentive awards only in the form of stock appreciation rights payable in cash (“SARs”) and no shares of common stock are reserved or will be issued pursuant to the SAR Plan.

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (“Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a share of common stock on the date of grant of the SAR. The administrator of the SAR Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

The Company did not grant any SAR’s during the three months ended May 31, 2024 or May 31, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the three months ended May 31, 2024 and the year ended February 29, 2024 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 28, 2023	-	-	-	-
SARs assumed pursuant to reverse acquisition	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.40	-	-
SARs outstanding May 31, 2024	40,223	44.80	2.73	-
SARs expected to vest in the future as of May 31, 2024	6,670	34.77	2.98	-
SARs exercisable at May 31, 2024	33,553	46.79	2.69	-
SARs vested, exercisable, and SARs expected to vest at May 31, 2024	40,223	44.80	2.73	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2024, no SAR had an exercise price below the $2.37 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2024, there was $1,122 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 0.85 years.

Warrants

Warrant activity for the three months ended May 31, 2024 and the year ended February 29, 2024 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 28, 2023	-	-	-
Warrants assumed pursuant to reverse acquisition	217,593	21,01	1.86
Granted	268,572	3.02	2.17
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(2,102)	322.00	-
Warrants outstanding at May 31, 2024	484,063	8.58	1.71

NOTE 9 - Subsequent Events

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

On August 16, 2024, the Company submitted a plan to Nasdaq to regain compliance with the Rule, including the steps the Company will take to promptly file the Form 10-K and Form 10-Q and regain compliance. The Company has requested an extension until September 30, 2024. There can be no assurance that the Company will regain compliance with the Rule, secure an exception until September 30, 2024 to regain compliance, or maintain compliance with other Nasdaq listing requirements. On September 4, 2024, the Company filed its Annual Report on Form-10-K with the Securities and Exchange Commission.

On August 14, 2024, at a joint meeting of the Audit Committee and the board of directors, the directors unanimously approved an increase in the principal amount of the related party line of credit to $2,000,000 on the same terms and conditions as previously approved. As of September 13, 2024, the total principal amount advanced under the line of credit was $1,441,414.

Between June 1, 2024 and September 13, 2024, additional net related party advances totaled $978,822, and the aggregate outstanding principal balance of related party advances was $2,731,690.

On September 13, 2024, the Company’s board of directors approved the conversion of up to 100% of the outstanding principal balance of the promissory notes held by Messrs. Kerby and Monaco into shares of a series of non-redeemable convertible preferred stock preferred stock yet to be designated. Messrs. Kerby and Monaco have agreed to initially convert $1,500,000, or 56.3% of their total outstanding principal balance of $2,666,790 into the new series of convertible preferred stock, and, at their discretion, may convert up to the remaining principal balance, or any portion thereof, into additional shares of such convertible preferred stock at a future date. The conversion remains subject to completion of final documentation for the transaction, including the filing of the certificate of designation for the new series of convertible preferred stock with the Nevada Secretary of State.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (“SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 29, 2024 and elsewhere in this Quarterly Report.

Corporation Information

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

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our telephone number is (954) 526-9688. Our website address is www.nexttrip.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on our website. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report.

Prior to the Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NextTrip”) was a wholly owned subsidiary of NextTrip Group, LLC (“Group”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of Group were conducted through its subsidiaries. On January 25, 2023, NextPlay and Group entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”, and together the “Agreements”), whereby NextPlay transferred their interest in the travel business to Group. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of Group for 400,000 Preferred Units of Group, with a value of $10 per unit. Prior to the exchange for Preferred Units, Group had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of Group, while NextPlay had obligations to provide ongoing support to NextTrip. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note, and as such NextTrip recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC (Joint Venture) and this entity is in the process of a first structure plan. No activities nor operations occurred in 2023 or 2024 for this entity and NextTrip, Inc. does not have control of the company and therefore no minority interest was recorded.

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

The assets and liabilities of Sigma Additive Solutions, Inc. were recognized at fair value under ASC 805 as described in NOTE 4– Goodwill.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation and recognizing revenue when the performance obligation is satisfied.

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

Promissory Note Receivable

NextPlay is in default under the terms of its promissory note to NextTrip, and as a result, an allowance for doubtful accounts of $1,567,665 was established as of February 29, 2024 as collectability of the entire receivable is uncertain. During the three months ended May 31, 2024 and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of May 31, 2024. As of May 31, 2023, no allowance for doubtful accounts was established.

Business Overview

NextTrip, Inc. (the “Company,” “NextTrip,” “we,” “us” and “our”) is an innovative technology company that is building next generation solutions to power the travel industry. NextTrip, through its subsidiaries, provides travel technology solutions with sales originating in the United States, leisure travel, business travel, groups travel, media and tech. We connect people to new places and discoveries by utilizing digital media engagement, seasoned planning expertise, and unique inventory to curate custom vacations and business travel across the globe. Our proprietary booking engine, branded as NXT2.0, provides travel distributors access to a sizeable inventory.

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

Our strategy focuses on both the Media and Travel divisions working together to draw users into our ecosystem by offering the following benefits:

●	Access to a wealth of highly relevant travel videos and articles for research.

●	The ability to plan and save future travel destinations and activities on personalized profiles.

●	Options to share travel ideas and communicate with others.

●	Assistance from our concierge help desk and AI-powered solutions.

●	The convenience of booking travel online or through a call center.

●	Access to customer support before, during, and after travel.

●	The opportunity to earn rewards that encourage repeat bookings.

Our ecosystem is built on four key pillars:

1.	NextTrip: A comprehensive travel booking platform that offers curated, personalized, and seamless travel experiences for every budget and interest. Powered by the NXT2.0 booking platform, NextTrip serves as our direct-to-consumer transactional hub, providing users with detailed scheduling, pricing, and availability information for airlines, hotels, rental cars, and other travel products. We also offer dynamically assembled travel packages and provide valuable content, including destination information, maps, and travel details, all supported by our customer call center.

2.	Travel Magazine: A trusted source of captivating travel inspiration, offering authentic stories, practical advice, and diverse perspectives to fuel wanderlust and create lasting vacation memories. Travel Magazine will soon launch MyBucketList, a platform designed for travelers to build and share their travel bucket lists with personalized suggestions, booking support, and local insights.

3.	Compass.TV: Our Free Ad-supported Streaming TV (“FAST”) channel, slated for launch in fall 2024. Compass.TV will offer over 1,000 hours of travel shows and long-form travel content at launch. To draw users into the NextTrip ecosystem, the launch will be supported by travel influencers, promoted to our multi-million strong email list, and marketed to major streaming platforms like Roku and YouTube. Compass.TV plans to use artificial intelligence to personalize content, convert blogs and articles to video, and enable users to create custom videos. This platform will allow users to create fully customized FAST channels featuring vacation opportunities that can be explored and booked directly through the NextTrip booking engine.

4.	PrometheanTV: A unique influencer-led platform that drives advertising revenue and content-to-commerce. We recently secured a perpetual license with Promethean TV, Inc., the developer of the Ignite TV interactive video platform. This technology will power Compass.TV and video content on Travel Magazine/MyBucketList, allowing for targeted advertising via video overlays, enabling viewers to purchase travel directly from their screens. This integration is designed to enhance customer engagement, drive ad-supported revenue, and increase travel transactions.

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

Organizational History

Historical Monaker Group Business

NextTrip’s travel business was the principal business of NextPlay (then, Monaker Group, Inc. (“Monaker”)) until June 30, 2020, when Monaker entered into a share exchange transaction with HotPlay Enterprise Limited (“HotPlay”), resulting in HotPlay becoming a wholly owned subsidiary of Monaker and HotPlay’s business becoming the principal business of Monaker. Prior to this share exchange, the primary focus of Monaker had been its travel business, which included the sale of vacation rentals, and in particular, ALRs, to consumers through its proprietary booking engine. To support its travel offerings, Monaker introduced travelmagazine.com, featuring travel and lifestyle content to appeal to travelers researching destinations and planning future vacations. In January 2023, NextPlay spun the NextTrip business out to its founders to separate it from NextPlay’s primary business.

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

Acquisition of Bookit.com Asset

Following NextTrip’s separation from NextPlay, our team focused on the continued technological development of its booking platform. As part of this development, we acquired a travel platform in June 2022 to help power our proprietary NXT2.0 booking technology. Previously, this technology powered the Bookit.com business, a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic). As part of the acquisition of the assets of Bookit.com, we were not only able to acquire a proven technology platform that could be integrated with our core travel sectors, but we were also able to secure the Bookit.com database with millions of past travelers and opt-in consumers.

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

Recent Developments

Acquisition by Sigma; Name Change

In December 2023, we completed the Acquisition, which resulted in NextTrip becoming a wholly-owned subsidiary of a public company and the principal business of the Company moving forward. To align the new business with NextTrip’s travel-focused business model, the Company recently changed its name to “NextTrip, Inc.”

Acquisition of Promethean FAST TV Exclusive License

We recently entered into a perpetual license agreement with Promethean TV, Inc. (“Promethean”), the owner and developer of the Ignite TV interactive video platform used for driving engagement and commerce. This license will form the basis for our FAST channel – Compasss.TV allowing for targeted advertising via video overlays, allowing the viewer to purchase travel from their screen. This integrated technology is intended to boost engagement with customers driving ad-supported revenue and travel transactions.

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

Travel Products and Services

We are building an ecosystem with technology and product offerings that will include leisure travel, wellness travel, business travel, alternative lodging, technology and media solutions. We engage with consumers and distributors throughout the travel planning journey from planning through post-travel. Through direct relationships, we have established robust product offerings and preferred rates across the top destinations world-wide. Our primary product offerings are as follows:

●	NextTrip Leisure brings travel solutions and a proprietary booking engine that allows customers to book customized travel, including vacation packages, airline tickets, hotel reservations, tours and activities, curated journeys, cruises, wellness and group travel.

●	NextTrip Solutions offers technology solutions for product and inventory management as well as white label offerings including NextTrip products under their brand, and technology solutions. We are also developing a travel agent portal to drive bookings and travel agent brand loyalty.

●	NextTrip Media includes Travel Magazine and the Compass.TV experience, which is currently in development. These digital solutions engage consumers at the initial phases of travel planning, offering relevant content, destination information and immersive online experiences as well as solutions for travel suppliers. This ecosystem, once fully developed, is expected to allow users to create their own fully customized FAST channel featuring vacation journey opportunities that customers can explore prior to booking the actual vacation.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace nexttrip.com provides travelers with the tools to search for and filter several travel products including air, car, accommodations (including ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

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

Key Revenue Drivers

NextTrip’s fully integrated travel booking platform serves as the foundation of our revenue-generating business. The platform contains a robust booking engine with merchandising capabilities that drive increased conversions and higher per revenue transactions. We plan to leverage the bookit.com foundational travel database consisting of several million customers to further drive revenues. Those revenues consist primarily of commissions and bookings but are expanding to include affiliate commerce, advertising and sponsored content (via Compass.TV and Travel Magazine).

In addition, as the booking platform expands, it establishes an opportunity for product expansion and revenue from technology licensing, including white-labeling key technology. A monthly software-as-a-service (“SaaS”) model is being established around key technology developments and innovative platforms, including turn-key booking solutions, product management and targeted audience offerings.

Advancing Travel: Future Research & Development Driving Growth

As we expand the reach of our booking platforms, including to different underserved areas of the travel industry, we plan to focus on future technologies to drive growth by investing in research and development.

Compass.TV

As FAST gains momentum globally, we are in the process of developing Compass.TV, with a targeted launch in the fall of 2024. Our innovative travel channel is being developed in conjunction with our perpetual license with Promethean discussed above. With over 1,000 hours of relevant travel content secured, Compass.TV intends to utilize artificial intelligence (“AI”) to personalize content, convert blogs and articles to video, and empower users to create custom travel channels. Integration with the NextTrip Concierge desk will enable seamless booking and assistance.

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

Results of Operations

Three Months Ended May 31, 2024 and May 31, 2023

During the three months ended May 31, 2024, we recognized revenue of $188,793, as compared to $19,562 in the same period in 2023, an increase of $169,231, or 865%. The increase was primarily due to the implementation of the BookIt asset as well as the integration of Expedia into our booking engine, NXT 2.0. Expedia significantly increased our product offering from 12-15 hotel chains to over 250,000 properties worldwide, including hotels, resorts, and alternative accommodations.

Our cost of revenue for the three months ended May 31, 2024 was $173,581, as compared to $17,718 for the same period in 2023, an increase of $155,863, or 880%. The increase was primarily attributable to the increase in sales from the launch of NXT 2.0 in the first quarter of 2024 as compared to the first quarter of 2023.

Our total operating expenses for the three months ended May 31, 2024 were $1,967,613, as compared to $1,031,825 for the same period in 2023, an increase of $935,788, or 90.7%. The increase was primarily attributable to the relaunch of the NXT 2.0 booking engine in March of 2024, as well as the integration of Sigma Additive Solutions, and the transition to public company status.

Salary and benefits costs were $626,752 for the three months ended May 31, 2024, as compared to $407,609 for the same period in 2023, an increase of $219,143, or 54%. The increase was comprised of: (a) an increase in salaries and benefits of 212,371 due to the conversion of booking engine contractors to employees and new accounting staff, and (b) an increase in taxes and benefits of $29,153. Partially offsetting the increase was a decrease in SAR expense of $22,381 due to revaluation in March of 2024.

Stock-based compensation was $16,394 for the three months ended May 31, 2024, as compared to $0 for the same period in 2023, an increase of $16,394. This increase was primarily a result of two employees that moved from Sigma Additive Solutions to NextTrip in 2024.

We incurred general and administrative costs of $27,555 during the three months ended May 31, 2024, as compared to $69,103 in the same period in 2023, a decrease of $41,548, or 60%. The decrease was primarily the result of an amortized lease expense in 2023 for $37,026 and $5,485 in penalties associated with the lease liability. Partially offsetting the decrease was an increase in filing fees of $1,796.

We incurred marketing costs of $156,188 during the three months ended May 31, 2024, as compared to $40,781 during the same period in 2023. The increase of $115,407, or 283%, was primarily due to the relaunch of NXT 2.0 booking engine in March of 2024 and ongoing maintenance with Travel Magazine. Marketing and advertising expenses increased by $50,525, contracted marketing services increased by $49,115, and Travel Magazine costs increased by $15,767. During the same period in 2023, the priority was the development of the booking engine, and the product was not ready to market.

We incurred technology costs of $184,669 during the three months ended May 31, 2024, as compared to $35,893 during the same period in 2023. The increase of $148,776, or 414.5% was primarily attributable to an increase in dues and subscription services of $99,649 for external travel services used in connection with our booking engine, and an increase cloud database and software expenses of $49,127 to host the booking engine.

Professional service fees incurred in the three months ended May 31, 2024 were $523,873, as compared to $134,370 incurred during the same period in 2023, an increase of $389,503, or 290%. This increase was a result of: (a) an increase in investor relations of $31,875; (b) an increase in legal expense of $173,911 due to the reverse acquisition and associated transactions; (c) an increase in accounting fees of $25,062 for audit and related financial services; (d) an increase in consulting fees of $89,613 due to a contract in connection with an independent financial advisory firm; (e) an increase in consultants contracted for services of $69,042 related to the FastTV channel, and maintenance and bug fixes with the booking engine.

Organizational costs for the three months ended May 31, 2024, were $28,737 as compared to $0 for the same period in 2023, an increase of $28,737. The increase resulted primarily from shareholder services expenses in connection with the Acquisition, transfer agent fees, and filing services.

Depreciation and amortization expense for the three months ended May 31, 2024 was $287,586, as compared to $336,339 for the same period in 2023, a decrease of $48,753, or 14.5%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as of May 31, 2024.

Other operating expenses were $115,859 for the three months ended May 31, 2024, as compared to $ 7,730 for the same period in 2023. The $108,129 increase was primarily due to the additional cost of directors and officers insurance of $88,158 and an increase in merchant processing fees of $13,402.

In the three months ended May 31, 2024, we realized net other expense of $35,225, as compared to net other expense of $65,390 in the same period in 2023. The decrease in net other income of $30,165 was primarily due to a decrease in interest expense associated with convertible loans due to their conversion in connection with the Acquisition.

Preferred dividends for the three months ended May 31, 2024 were $10,668, as compared to $0 for the same period in 2023. The increase was due to dividends associated with outstanding shares of Series E convertible preferred stock assumed in the Acquisition.

In the three months ended May 31, 2024, the net loss from continuing operations totaled $1,987,626 as compared to a net loss from continuing operations of $1,095,371 for the same period in 2023. The operating loss component increased by $922,420 in 2024, partially offset by a decrease in the other loss component of $30,165.

The net gain from discontinued operations of $8,909 for the three months ended May 31, 2024 consisted primarily of revenue of $11,731 from legacy Sigma customers, and a gain of $5,961 from the settlement of a trade accounts payable at a discount, partially offset by expenses of $8,783 consisting of legal expenses and Sigma’s legacy investor relations website.

Our net loss applicable to common stockholders for the three months ended May 31, 2024, was $1,989,405, as compared to $1,095,371 for the same period in 2023, an increase of $894,034, or 81.6%. The increase was primarily attributable to an increase in operating loss from continued operations of $922,420 and an increase in preferred dividends of $10,688, partially offset by a gain from discontinued operations of $8,909, and a decrease in other expense of $30,165.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of May 31, 2024, we had $36,679 in cash and a working capital deficit of $2,109,148, as compared with $323,805 in cash and a working capital deficit of $262,005 as of February 29, 2024. Additionally, at May 31, 2024, the amount due under our notes payable to related parties totaled $1,752,868.

Between June 1, 2024 and September 13, 2024, additional net related party advances totaled $978,822, and the aggregate outstanding principal balance of related party advances as of September 13 2024 was $2,731,690.

On September 13, 2024, the Company’s board of directors approved the conversion of up to 100% of the outstanding principal balance of the promissory notes held by Messrs. Kerby and Monaco into shares of a series of non-redeemable convertible preferred stock preferred stock yet to be designated. Messrs. Kerby and Monaco have agreed to initially convert $1,500,000, or 56.3% of their total outstanding principal balance of $2,666,790 into the new series of convertible preferred stock, and, at their discretion, may convert up to the remaining principal balance, or any portion thereof, into additional shares of such convertible preferred stock at a future date. The conversion remains subject to completion of final documentation for the transaction, including the filing of the certificate of designation for the new series of convertible preferred stock with the Nevada Secretary of State.

Our major sources of funding have been proceeds from private offerings of our securities, advances from related parties, and issuance of convertible and non-convertible debt. We will need to raise additional amounts to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. We currently have no arrangement to obtain any additional financing, and there is no assurance as to the amount and availability of any required future financing or the terms thereof. Any such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business and operations. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business and operations and/or lose our Nasdaq listing.

Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We estimate that we will need to raise a minimum of $5.5 million in net proceeds to continue operation for the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect, or extend such resources longer than we expect.

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, however, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

●	The cost of developing and maintaining our proprietary software and NXT2.0 booking engine;

●	The effect of competing technological and market developments;

●	The revenue from the sales of our existing and future products; and

●	The cost of operating as a public company.

The effects of a U.S. or global recession, while difficult to predict, could result in some customers delaying or cancelling planned travel.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations totaled $1,151,220 as compared to $591,391 during the same period in 2023, an increase of $559,829, or 94.71%.

During the three months ended May 31, 2024, the net cash used in operating activities was the result of a net loss of $1,987,626 before preferred dividends, partially offset by changes in working capital of $532,426, and non-cash expenses of $303,980 related to depreciation and amortization of $287,586 and stock-based compensation of $16,394. Changes in working capital were driven by a decrease in accounts receivable of $6,322, an increase in deferred revenue of $14,280, and an increase in accounts payable and accrued expenses of $534,493, partially offset by an increase in prepaid expenses of $19,669.

During the three months ended May 31, 2023, the net cash used in operating activities was the result of a net loss of $1,095,371, partially offset by changes inworking capital of $130,615, and non-cash expenses of $373,365 related to depreciation and amortization. Changes in working capital were driven by an increase in accounts payable and accrued expenses of $147,231, partially offset by a decrease in accounts receivable of $5,000 and a decrease in deferred revenue of $11,616.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended May 31, 2024 was $169,406, which compares to $165,975 of cash used in investing activities during the same period of 2023, an increase of $3,431, or 2.1%. The decrease resulted from a slight decrease in capitalized software development costs during the first three months of 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended May 31, 2024 was $1,024,591, as compared to $555,745 for the same period in 2023. The increase of $468,846, or 84.4% was due to an increase in advances from related parties of $909,091 and the issuance of a promissory note for $100,000 to an investor, partially offset by a decrease in the issuance of convertible notes of $540,245.

Our ability to continue to fund our working capital needs will be dependent upon the success of our efforts to generate revenues from our operations, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect a global recession or geopolitical events, including the on-going conflict in Ukraine, may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Other than the related party promissory notes as described in NOTE 5 – Related Party Transactions to the financial statements included elsewhere in this Quarterly Report, we have no lines of credit or other financing arrangements.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, as of the end of the period covered by this quarterly report, management identified a material weakness in disclosure controls and procedures related to a lack of personnel with sufficient expertise in generally accepted accounting principles (“GAAP”). Specifically, the Company did not have individuals with extensive GAAP experience to adequately assess and apply GAAP requirements in the preparation and review of financial disclosures. As a result of this material weakness, management has concluded that, as of May 31, 2024 the Company’s disclosure controls and procedures were not effective.

During the three months ended May 31, 2024, management took steps to remediate the material weakness discussed above by hiring additional personnel with GAAP expertise, in particular the Company’s Controller, and engaging external consultants with subject matter expertise as necessary. Management also began implementing several enhancements to its control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), including, but not limited to, establishing a monthly financial closing process, implementing account reconciliations, ensuring proper segregation of duties, and implementing new financial control software. These remediation efforts were completed by the filing date of this Report.

As a result of these enhancements, management believes that the consolidated financial statements included in this Report fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of and for the periods presented.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2024 filed with the SEC on September 4, 2024, as well as the following updated Risk Factor:

As of May 31, 2024, we had $36,679 in cash and a working capital deficit of $2,109,148. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended May 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K

ITEM 6. EXHIBITS.

2.1	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated By-Laws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Designation of Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2024 and incorporated herein by reference).
3.7	Certificate of Designation of Series G Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.8	Certificate of Designation of Series H Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.9	Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
3.10	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.14	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock issued January 26, 2023 (filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
4.16	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024 and incorporated by reference herein).
10.1	Unsecured Promissory Note by and between NextTrip Holdings, Inc. and William Kerby, dated as of February 29, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024 and incorporated by reference herein).
10.2	Unsecured Line of Credit Promissory Note by and between NextTrip Holdings, Inc. and William Kerby and Donald Monaco, dated as of March 18, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024 and incorporated by reference herein).
10.3	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, between Sigma Additive Solutions, Inc. and Frank Orzechowski (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 30, 2023.)*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents.
101.SCH	Inline XBRL Schema Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGMA ADDITIVE SOLUTIONS, INC.

September 16, 2024	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

September 16, 2024	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

