Form 10-Q
period 2024-08-31
NextTrip, Inc.
filed 2024-10-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 14, 2024, the issuer had 1,421,427 shares of common stock outstanding.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2024 (unaudited)	February 29, 2024

ASSETS
Cash and cash equivalents	$102,006	$323,805
Promissory note receivable, net	1,000,000	1,000,000
Accounts receivable, net	11,201	34,082
Prepaid expenses and other current assets	244,870	340,921
Total Current Assets	1,358,077	1,698,808
Non-Current assets
Property and equipment, net	6,703	6,642
Intangible assets, net	2,310,927	2,173,420
Security deposit	45,167	42,167
Goodwill	1,167,805	1,167,805
Total Non-Current Assets	3,530,602	3,390,034
Total Assets	$4,888,679	$5,088,842

LIABILITIES
Current Liabilities
Accounts payable	$1,145,536	$531,847
Accrued expenses	880,585	460,768
Deferred revenue	138,067	139,921
Notes payable	140,000	-
Notes payable - related parties	2,718,594	828,277
Total Current Liabilities	5,022,782	1,960,813

Total Liabilities	5,022,782	1,960,813

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 93,295 and 472,996 shares issued and outstanding, respectively	94	474
Common Stock, $0.001 par value, 250,000,000 and 1,200,000 shares authorized, respectively; 1,388,641 and 936,430 shares issued and outstanding, respectively	1,389	936
Additional Paid in Capital	27,550,296	27,277,758
Accumulated deficit	(27,685,882)	(24,151,139)
Total Stockholders’ Equity	(134,103)	3,128,029
Total Liabilities and Stockholders’ Equity	$4,888,679	$5,088,842

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Revenue	$154,498	$27,663	$343,291	$47,225
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	155,455	23,734	329,036	41,452
Gross profit (loss)	(957)	3,929	14,255	5,773

Operating Expenses:
Salaries and benefits	628,759	360,947	1,255,511	768,555
Stock based compensation	13,841	-	30,235	-
General and administrative	21,677	128,955	49,231	198,058
Sales and marketing	51,347	49,758	207,536	90,539
Professional service fees	372,027	125,934	895,900	260,304
Technology	141,022	83,786	325,691	119,680
Organization costs	80,452	-	109,189	-
Depreciation and amortization	95,414	331,549	383,000	667,889
Other expenses	63,796	10,001	179,655	17,731
Total Operating Expenses	1,468,335	1,090,930	3,435,948	2,122,756
Operating loss	(1,469,292)	(1,087,001)	(3,421,693)	(2,116,983)

Other Income (Expenses)
Interest income (expense), net	(64,227)	(73,762)	(99,452)	(139,151)
Total Other Income (Expense)	(64,227)	(73,762)	(99,452)	(139,151)
Net loss from continuing operations before taxes	(1,533,519)	(1,160,763)	(3,521,145)	(2,256,134)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,533,519)	$(1,160,763)	$(3,521,145)	$(2,256,134)
Net gain (loss) from discontinued operations, net of taxes	(1,131)	-	7,778	$-
Net loss	$(1,534,650)	$(1,160,763)	$(3,513,367)	$(2,256,134)
Preferred dividends	(10,688)	-	(21,376)	-
Net Loss Applicable to Common Stockholders	$(1,545,338)	$(1,160,763)	$(3,534,743)	$(2,256,134)
Basic and diluted loss per common share from continuing operations (*)	$(1.13)	$(13.92)	$(2.67)	$(27.06)
Basic and diluted loss per common share from discontinued operations (*)	$(0.01)	$-	$(0.01)	$-
Basic and diluted loss per common share (*)	$(1.14)	$(13.92)	$(2.68)	$(27.06)
Basic and diluted weighted average number of common shares (*)	1,359,126	83,371	1,319,146	83,371

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMAADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Six Months Ended August 31, 2024, and August 31, 2023

(Unaudited)

For the Three Months Ended August 31, 2024, and August 31, 2023

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, May 31, 2024	63,494	$64	1,345,932	$1,346	$27,304,840	$(26,140,544)	$1,165,706
Net Loss	-	-	-	-	-	(1,534,650)	(1,534,650)
Preferred Stock Dividends	-	-	-	-	10,688	(10,688)	-
Issuance of Convertible Preferred Shares	29,801	30	-	-	89,970	-	90,000
Common Shares Issued for Third party Services	-	-	42,709	43	130,957	-	131,000
Stock Options Issued to Employees	-	-	-	-	13,841	-	13,841

Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, May 31, 2023(*)	-	$-	83,371	$83	$17,295,890	$(17,907,234)	$(611,261)
Net Loss	-	-	-	-	-	(1,160,763)	(1,160,763)

Balances, August 31, 2023(*)	-	$-	83,371	$83	$17,295,890	$(19,067,997)	$(1,772,024)

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

For the Six Months Ended August 31, 2024, and August 31, 2023

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net Loss	-	-	-	-	-	(3,513,367)	(3,513,367)
Preferred Stock Dividends	-	-	-	-	21,376	(21,376)	-
Issuance of Convertible Preferred Shares	29,801	30	-	-	89,970	-	90,000
Common Shares Issued for Conversion of Preferred Stock	(409,502)	(410)	409,502	410	-	-	-
Issuance of Common Shares for Third Party Services	-	-	42,709	43	130,957	-	131,000
Stock Options Issued to Employees	-	-	-	-	30,235	-	30,235

Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2023(*)	-	$-	83,371	$83	$17,295,890	$(16,811,863)	$484,110
Net Loss	-	-	-	-	-	(2,256,134)	(2,256,134)

Balances, August 31, 2023(*)	-	$-	83,371	$83	$17,295,890	$(19,067,997)	$(1,772,024)

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2024	August 31, 2023
OPERATING ACTIVITIES
Net Loss – Continuing Operations	$(3,521,145)	$(2,256,134)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	383,000	667,889
Depreciation of right of use asset	-	74,848
Stock-based compensation	30,235	-

Change in Assets and Liabilities:
Accounts receivable	22,881	(5,000)
Prepaid expenses	96,051	(34,114)
Promissory note receivable	-	(8,722)
Accounts payable and accrued expenses	1,033,506	110,959
Deferred revenue	(1,854)	57,156
Security deposit	(3,000)	-
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(1,960,326)	(1,393,118)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	7,778	-
NET CASH USED IN OPERATING ACTIVITIES	(1,952,548)	(1,393,118)

INVESTING ACTIVITIES
Capitalized software development costs	(389,568)	(345,807)
NET CASH USED IN INVESTING ACTIVITIES	(389,568)	(345,807)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	1,269,852
Proceeds from issuance of convertible preferred shares	90,000	-
Notes payable	140,000	-
Advances from related parties	1,890,317	292,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,120,317	1,562,352

NET CHANGE IN CASH FOR PERIOD	(221,799)	(176,573)

CASH AT BEGINNING OF PERIOD	323,805	282,475

CASH AT END OF PERIOD	$102,006	$105,902

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of common shares for services	$131,000	$-
Preferred stock dividends	$21,736	$-
Disclosure of Cash Paid for:
Interest	$8,620	$410
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2024

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

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe, NM 87507 The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc. incorporated October 22, 2015, and Extraordinary Vacations USA, Inc. incorporated on June 24, 2002.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2024 and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the February 29, 2024 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 4, 2024. The results of operations for the period ended August 31, 2024 are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or financial position.

Promissory Note Receivable

NextPlay is in default under the terms of its promissory note to NextTrip, and as a result, an allowance for doubtful accounts of $1,567,665 was established as of February 29, 2024, as collectability of the entire receivable is uncertain. During the three and six months ended August 31, 2024, and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of August 31, 2024. As of August 31, 2023, no allowance for doubtful accounts was established.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At August 31, 2024 and 2023 the Company had the following common shares underlying these instruments:

	August 31,
	2024	2023
Warrants	78,877	-
Stock Options	484,063	-
Preferred Stock	96,238	-
Total Underlying Common Shares	659,178	-

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods three and six months ended August 31, 2024, and 2023:

	Three Months Ended August 31,		Six Months Ended August 31,
	2024	2023	2024	2023

Loss from continuing operations	$(1,533,519)	$(1,160,763)	$(3,521,145)	$(2,256,134)
Preferred dividends	$(10,688)	$-	$(21,376)	$-
Loss from continuing operations applicable to common stockholders	(1,544,207)	(1,160,763)	(3,542,521)	(2,256,134)
Gain (loss) from discontinued operations applicable to common stockholders	(1,131)	-	7,778	-
Net loss applicable to common stockholders	$(1,545,338)	$(1,160,763)	$(3,534,743)	(2,256,134)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	1,359,126	83,371	1,319,146	83,371

Dilutive loss per share was not presented, as the Company’s outstanding warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At August 31, 2024, the Company had outstanding warrants to purchase 484,063 shares of common stock, stock options exercisable for 78,877 shares of common stock, 316 shares of Series E Preferred Stock, which could be converted into 3,259 shares of common stock, 33,000 shares of Series H Preferred Stock, convertible into 33,000 shares of common stock, and 59,979 shares of Series I Preferred Stock, convertible into 59,979 shares of common stock, resulting in a potential total additional 659,178 shares of common stock outstanding in the future. At August 31, 2023, the Company had no outstanding potentially dilutive securities.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior U.S. GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

The Company recognizes revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, as satisfaction of the performance obligation, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for customer travel packages purchased directly from the Company is recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

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

NOTE 3 – Intangible Assets

Intangible assets as of August 31, 2024, and February 29, 2024 consisted of the following:

	August 31, 2024	February 29, 2024
Software Development	$7,122,596	$6,602,028
Software Licenses	789,576	789,576
Trademark	6,283	6,283
Total	7,918,455	7,397,887
Accumulated amortization	(5,607,528)	(5,224,467)
Intangible assets, net of amortization	$2,310,927	$2,173,420

Amortization expense for the six months ended August 31, 2024, and 2023 was $383,061 and $657,389, respectively.

During the three and six months ended August 31, 2024, and 2023, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for years ending February 28 is as follows:

2025 (Remaining)	$200,232
2026	313,329
2027	270,728
2028	2,957
Thereafter	-
$787,246

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

NOTE 5 - Related Party Transactions

On March 18, 2024, the Company’s wholly-owned subsidiary, NextTrip, entered into an unsecured promissory note for a line of credit with Donald Monaco and William Kerby, the Company’s Chairman of the board of directors and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000 with an initial advance of $125,000, provided that the aggregate principal amount of the note does not exceed $500,000 at any time. Under the terms of the note, advances under the line of credit may be made at the Company’s request until August 31, 2024. The note bears an annual interest rate of 7.5% and matures on February 28, 2025, and may be prepaid by the Company at any time prior to maturity without penalty. As of August 31, 2024, the full principal amount of the note had been advanced to the Company.

On April 23, 2024, the Company’s board of directors approved the Company’s wholly-owned subsidiary, NextTrip, to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who may individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5% and shall mature one year from the date of each note’s execution, and may be prepaid by the Company at any time prior to maturity without penalty. On August 14, 2024, at a joint meeting of the Audit Committee and the board of directors, the directors unanimously approved an increase in the principal amount of the related party line of credit to $2,000,000 on the same terms and conditions as previously approved. As of August 31, 2024, $1,411,414 had been advanced to the Company.

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

The total amounts due to related parties at August 31, 2024 and February 29, 2024 totaled $2,718,594 and $828,277, respectively.

NOTE 6 – Notes Payable

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

On July 11, 2024, the Company issued an unsecured promissory note for $40,000 to an investor upon receipt of proceeds. The note bears an annual interest rate of 7.5% and will mature and be due and payable on June 25, 2025, unless extended by the written consent of the investor. The note can be prepaid at any time by the Company without penalty.

NOTE 7 - Leases

On January 25, 2023, as part of the separation agreement with NextPlay Technologies Inc., the Company assumed control of a lease arrangement for office space in Florida.

The Company adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve (12) months.

We determined that the arrangement was an operating lease at inception and included it in operating lease ROU assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheet as of February 28, 2023. The office facility was occupied by NextTrip employees through March 16, 2023, when the landlord informed NextTrip that it would not recognize NextTrip as the tenant. The Company continued to negotiate the assumption of the lease with the landlord, but was ultimately unsuccessful, and as a result derecognized the lease in the financial statements as of February 29, 2024. No restatement was made for fiscal year 2023 as the Company had use of the offices at that time and was in negotiations to assume the lease from NextPlay Technologies, Inc. No payments have been made on the lease and no expense has been recognized for the three and six months ended August 31, 2024. Rent expense for the three and six months ended August 31, 2023 totaled $37,822 and $74,847, respectively.

The Company leases approximately 350 square feet of space for its principal executive offices at 3900 Paseo del Sol, Santa Fe, New Mexico 87507. The lease has a 6-month term which ends on December 31, 2024. The landlord can terminate the lease upon 30 days written notice and NextTrip can terminate the lease upon 45 days written notice. Therefore, the Company has elected the short-term lease recognition exemption, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term. Rent expense related to this lease for the three and six months ended August 31, 2024 was $1,650 and $3,300, respectively, and $0 for the same periods in 2023.

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

In the second quarter of 2024, the Company issued 42,709 shares of common stock to a service provider as partial compensation for development work related to Compass.tv, the Company’s Free-Ad Supported TV (“FAST”) channel.

Preferred Stock

Under our amended and restated articles of incorporation, as amended (“Articles”), our board of directors has the authority, without further action by stockholders, to designate one or more series of preferred stock and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be preferential to or greater than the rights of the common stock.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. An aggregate of 93,295 and 472,996 shares of preferred stock were issued and outstanding at August 31, 2024 and February 29, 2024, respectively.

Series E Convertible Preferred Stock

Under the Certificate of Designations for the Series E Preferred Stock, the Series E Preferred Shares have an initial stated value of $1,500 per share (the “Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Stock by said amount. The holders of the Series E Preferred Shares have the right at any time to convert all or a portion of the Series E Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s common stock at an initial conversion rate determined by dividing the Conversion Amount by the Conversion Price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the relates stock purchase agreement). The Conversion Amount is the sum of the Stated Value of the Series E Preferred Shares then being converted plus any other unpaid amounts payable with respect to the Series E Preferred Shares being converted, plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends recapitalizations and similar events.

At August 31, 2024, 316 shares of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of August 31, 2024, including the make-whole dividends, would have resulted in the issuance of 3,259 shares of common stock.

Series F Convertible Preferred Stock

On January 4, 2024, the Company filed a Certificate of Designation of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 5,843,993 shares of the Company’s preferred stock as Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred”). The Series F Preferred was designated by the Company in connection with its acquisition of NextTrip, and, in the event that the Company does not have sufficient shares of common stock available to fulfill its obligations pursuant to the Share Exchange Agreement governing the terms of the acquisition, shares of Series F Preferred shall be issued to the previous equity holders of NextTrip in lieu of shares of Company common stock.

The terms and conditions set forth in the Series F Certificate of Designation are summarized below:

Ranking. The Series F Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series F Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Articles, or as otherwise required by the Nevada Revised Statutes, holders of Series F Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series F Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series F Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series F Preferred or alter or amend the Series F Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series F Preferred, or (iii) enter into any agreement with respect to the foregoing.

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

At August 31, 2024, no shares of the Series F Convertible Preferred Stock were outstanding.

Series G Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 100,000 shares of the Company’s preferred stock as Series G Preferred Stock, par value $0.001 per share (the “Series G Preferred”).

The terms and conditions set forth in the Series G Certificate of Designation are summarized below:

Ranking. The Series G Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series G Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Articles or as otherwise required by the Nevada Revised Statutes, holders of Series G Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series G Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series G Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series G Preferred or alter or amend the Series G Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series G Preferred, or (iii) enter into any agreement with respect to the foregoing.

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

At August 31, 2024, no shares of the issued Series G Convertible Preferred Stock were outstanding.

Series H Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 150,000 shares of the Company’s preferred stock as Series H Preferred Stock, par value $0.001 per share (the “Series H Preferred”).

The terms and conditions set forth in the Series H Certificate of Designation are summarized below:

Ranking. The Series H Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series H Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Articles or as otherwise required by the Nevada Revised Statutes, holders of Series H Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series H Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series H Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series H Preferred or alter or amend the Series H Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series H Preferred, or (iii) enter into any agreement with respect to the foregoing.

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

At August 31, 2024, 33,000 shares of the issued Series H Convertible Preferred Stock were outstanding, which if converted as of August 31, 2024, would have resulted in the issuance of 33,000 shares of common stock.

Series I Convertible Preferred Stock

On February 22, 2024, the Company filed a Certificate of Designation of Series I Convertible Preferred Stock (the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 331,124 shares of the Company’s preferred stock as Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred”).

The terms and conditions set forth in the Series I Certificate of Designation are summarized below:

Ranking. The Series I Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series I Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Articles, or as otherwise required by the Nevada Revised Statutes, holders of Series I Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series I Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series I Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series I Preferred or alter or amend the Series I Certificate of Designation, (ii) amend its Articles or other charter documents in any manner that adversely effects any rights of the holders of the Series I Preferred, or (iii) enter into any agreement with respect to the foregoing.

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

On August 15, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 4,967 shares of Series I Convertible Preferred Stock, at $3.02 per share, resulting in gross proceeds to the Company of $15,000.

On August 31, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 24,834 shares of Series I Convertible Preferred Stock at $3.02 per share, resulting in gross proceeds to the Company of $75,000.

At August 31, 2024, 59,979 shares of the issued Series I Convertible Preferred Stock were outstanding, which if converted as of August 31, 2024, would have resulted in the issuance of 59,979 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan., and as of August 31, 2024, all of such shares are available for issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, no new grants may be made under the 2013 Plan. At August 31, 2024, there were 78,877 shares of common stock reserved for issuance upon exercise of outstanding stock options issued under the 2013 Plan prior to its expiration.

There were no issuances of stock options for the six months ended August 31, 2024 or August 31, 2023.

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

Total stock-based compensation expense included in the statements of operations for the three and six months ended August 31, 2024 was $13,841 and $30,235, respectively, all of which was related to stock options. There was no stock-based compensation included in the statements of operations for the three or six months ended August 31, 2023.

Option activity for the six months ended August 31, 2024 and the year ended February 29, 2024 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 28, 2023	-	-	-	-
Options assumed pursuant to reverse acquisition	86,642	61.43	2.68	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,342)	120.87	-	-
Options outstanding at February 29, 2024	85,300	60.50	2.52	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(6,423)	87.06	-	-
Options outstanding August 31, 2024	78,877	58.19	2.03	-
Options expected to vest in the future as of August 31, 2024	1,432	32.25	3.10	-
Options exercisable at August 31, 2024	77,445	58.67	2.01	-
Options vested, exercisable, and options expected to vest at August 31, 2024	78,877	58.19	2.03	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At August 31, 2024, no option had an exercise price below the $2.59 closing price of our common stock as reported on the Nasdaq Capital Market.

At August 31, 2024, there was $16,139 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 0.74 years.

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

The Company did not grant any SAR’s during the six months ended August 31, 2024 or August 31, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the six months ended August 31, 2024 and the year ended February 29, 2024 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 28, 2023	-	-	-	-
SARs assumed pursuant to reverse acquisition	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.40	-	-
SARs outstanding August 31, 2024	40,223	44.80	2.49	-
SARs expected to vest in the future as of August 31, 2024	5,645	29.37	2.84	-
SARs exercisable at August 31, 2024	34,578	47.31	2.43	-
SARs vested, exercisable, and SARs expected to vest at August 31, 2024	40,223	44.80	2.49	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At August 31, 2024, no SAR had an exercise price below the $2.59 closing price of our common stock as reported on the Nasdaq Capital Market.

At August 31, 2024, there was $943 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 0.64 years.

Warrants

Warrant activity for the six months ended August 31, 2024 and the year ended February 29, 2024 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 28, 2023	-	-	-
Warrants assumed pursuant to reverse acquisition	217,593	21,01	1.86
Granted	268,572	3.02	2.17
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	-	-	-
Exercised	-	-	-
Forfeited or cancelled	(2,102)	322.00	-
Warrants outstanding at August 31, 2024	484,063	8.58	1.46

NOTE 9 - Subsequent Events

Related Party Advances

Between September 1, 2024 and October 11, 2024, additional net related party advances totaled $84,060, and the aggregate outstanding principal balance of related party advances was $2,802,654.

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

Nasdaq Listing Requirement Deficiency Notice

On September 18, 2024, the Company received a notification letter (the “Notice”) from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that its amount of stockholders’ equity has fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1). The Notice also noted that the Company does not meet the alternatives of market value of listed securities or net income from continuing operations, and therefore, the Company no longer complies with Nasdaq’s Listing Rules.

Under Nasdaq Listing Rules, the Company has until November 4, 2024 to provide Nasdaq with a specific plan to achieve and sustain compliance. If Nasdaq accepts the Company’s plan to regain compliance, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. If Nasdaq does not accept the Company’s plan to regain compliance, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. A hearing request will stay the suspension and delisting of the Company’s securities pending the Nasdaq Hearings Panel’s decision.

The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

The Company is evaluating various courses of action to achieve compliance with Nasdaq Listing Rule 5550(b)(1). There can be no assurance that the Company will regain compliance with Nasdaq Listing Rule 5550(b)(1) or that the Company will be able meet the continued listing requirements during any compliance period that may be granted by Nasdaq.

On September 18, 2024, the Company also received a letter from the Staff of Nasdaq indicating that the Staff has determined that the Company has regained compliance with the periodic filing requirements set forth in Nasdaq Listing Rule 5250(c)(1) because the Company filed its Annual Report on Form 10-K for the fiscal year ended February 29, 2024 and the Quarterly Report on Form 10-Q for the quarter ended May 31, 2024.

Accordingly, the Company has regained full compliance with the periodic filing requirement deficiency, which the Company disclosed in those Current Reports on Form 8-K filed with the Securities and Exchange Commission on June 21, 2024 and July 19, 2024, and Nasdaq has informed the Company in writing that the matter is now closed.

September 2024 Alumni Capital Transactions

On September 19, 2024 the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (the “Warrants”) to Alumni Capital for total consideration of $250,000. After deducting commissions, net proceeds to the Company were $230,000.

The Alumni Note is in the principal amount of $300,000 with an original issue discount of $50,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which shall be due and payable on December 19, 2024. In the event of a failure to re-pay the Alumni Note on or before December 19, 2024, the interest rate will increase to the lesser of twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The Alumni Note is convertible into common stock of the Company only upon an event of default.

Upon such an event of default, Alumni shall have the right to convert all or any part of the outstanding and unpaid principal, interest, penalties, and all other amounts under the Alumni Note into fully paid and non-assessable shares of the Company’s common stock at a conversion price of eighty percent (80%) of the lowest traded price of the common stock during the twenty (20) business days prior to Alumni’s delivery of a notice of conversion (the “Conversion Price’), subject to adjustment in the event the Company is no longer DWAC eligible, is subject to a DTC “chill” and/or the Company ceases to be a reporting issuer. Notwithstanding the foregoing, conversions will be subject to limitation whereby such conversion would result in beneficial ownership by Alumni and its affiliates of more than 9.99% of the outstanding shares of Company’s common stock (the “Beneficial Ownership Limitation”) or would exceed 19.99% of the Company’s outstanding common stock as of September 19, 2024 (the “Exchange Cap”).

In conjunction with the issuance of the Alumni Note to Alumni, the Company also issued Warrants to purchase 96,774 shares of common stock at a price per share of $3.10, which represents 100% warrant coverage on the principal amount of the Alumni Note. The Warrants are exercisable on or prior to the five (5) year anniversary of the date of issuance.

On September 19, 2024, the Company also entered into a Common Stock Securities Purchase Agreement (the “Common Stock SPA”) with Alumni Capital. Pursuant to the Common Stock SPA, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $10 million shares of common stock (the “Commitment Amount”) at the Purchase Price (defined below) during the period beginning on the execution date of the Common Stock SPA and ending on the earlier of (i) the date on which Alumni Capital has purchased $10 million shares of common stock pursuant to the Common Stock SPA or (ii) December 31, 2025. Pursuant to the Common Stock SPA, the “Purchase Price” means the lowest traded price of Company common stock during the five (5) business days prior a closing date multiplied by eighty nine percent (89%). No Purchase Notice will be made without an effective registration statement and no Purchase Notice will be in an amount greater than $500,000.

In consideration for Alumni Capital’s execution and delivery of, and performance under, the Common Stock SPA, the Company (i) issued and delivered 32,786 shares of Company common stock to Alumni Capital on September 19, 2024, and (ii) within one (1) business day from the date off effectiveness of the S-1 Registration Statement registering shares issuable pursuant to the Common Stock SPA, the Company shall cause its transfer agent to issue and deliver as DWAC or DRS shares to Alumni Capital that number of shares of common stock equal to two percent (2.00%) of the Commitment Amount divided by the VWAP for the Company’s common stock for the business day prior to the notice of effectiveness.

October 2024 Preferred Stock Sale

On October 1, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 66,225 shares of Series I Convertible Preferred Stock at $3.02 per share, for total consideration of $200,000.

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

Prior to the Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NextTrip”) was a wholly owned subsidiary of NextTrip Group, LLC (“Group”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All business operations of Group were conducted through its subsidiaries. On January 25, 2023, NextPlay and Group entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”, and together the “Agreements”), whereby NextPlay transferred their interest in the travel business to Group. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of Group for 400,000 Preferred Units of Group, with a value of $10 per unit. Prior to the exchange for Preferred Units, Group had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of Group, while NextPlay had obligations to provide ongoing support to NextTrip. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note, and as such NextTrip recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC (Joint Venture) and this entity is in the process of a first structure plan. No activities nor operations occurred in 2024 or 2023 for this entity and NextTrip, Inc. does not have control of the company and therefore no minority interest was recorded.

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

Promissory Note Receivable

NextPlay is in default under the terms of its promissory note to NextTrip, and as a result, an allowance for doubtful accounts of $1,567,665 was established as of February 29, 2024 as collectability of the entire receivable is uncertain. During the six months ended August 31, 2024 and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of August 31, 2024. As of August 31, 2023, no allowance for doubtful accounts was established.

Business Overview

NextTrip, Inc. (the “Company,” “NextTrip,” “we,” “us” and “our”) is an innovative technology company that is building next generation solutions to power the travel industry. NextTrip, through its subsidiaries, provides travel technology solutions with sales originating in the United States, leisure travel, business travel, groups travel, media and tech. We connect people to new places and discoveries by utilizing digital media engagement, seasoned planning expertise, and unique inventory to curate custom vacations and business travel across the globe. Our proprietary booking engine, branded as NXT 2.0, provides travel distributors access to a sizeable inventory.

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

Our strategy focuses on both the Media and Travel divisions working together to draw users into our ecosystem by offering the following benefits:

●	Access to a wealth of highly relevant travel videos and articles for research.

●	The ability to plan and save future travel destinations and activities on personalized profiles.

●	Options to share travel ideas and communicate with others.

●	Assistance from our concierge help desk and AI-powered solutions.

●	The convenience of booking travel online or through a call center.

●	Access to customer support before, during, and after travel.

●	The opportunity to earn rewards that encourage repeat bookings.

Our ecosystem is built on four key pillars:

1.	NextTrip: A comprehensive travel booking platform that offers curated, personalized, and seamless travel experiences for every budget and interest. Powered by the NXT 2.0 booking platform, NextTrip serves as our direct-to-consumer transactional hub, providing users with detailed scheduling, pricing, and availability information for airlines, hotels, rental cars, and other travel products. We also offer dynamically assembled travel packages and provide valuable content, including destination information, maps, and travel details, all supported by our customer call center.

2.	Travel Magazine: A trusted source of captivating travel inspiration, offering authentic stories, practical advice, and diverse perspectives to fuel wanderlust and create lasting vacation memories. Travel Magazine will launch My Bucket List, a platform designed for travelers to build and share their travel bucket lists with personalized suggestions, booking support, and local insights. The launch is currently anticipated to be early 2025.

3.	Compass.tv: Our Free Ad-supported Streaming TV (“FAST”) channel, which we soft-launched on October 1, 2024. Compass.tv will offer over 1,000 hours of travel shows and long-form travel content at launch. To draw users into the NextTrip ecosystem, the launch will be supported by travel influencers, promoted to our multi-million strong email list, and marketed to major streaming platforms like Roku and YouTube. Compass.tv plans to use artificial intelligence to personalize content, convert blogs and articles to video, and enable users to create custom videos. This platform will allow users to create fully customized FAST channels featuring vacation opportunities that can be explored and booked directly through the NextTrip booking engine.

4.	PrometheanTV: A unique influencer-led platform that drives advertising revenue and content-to-commerce. We have secured a perpetual license with Promethean TV, Inc., the developer of the Ignite TV interactive video platform. This technology will power Compass.tv and video content on Travel Magazine/My Bucket List, allowing for targeted advertising via video overlays, enabling viewers to purchase travel directly from their screens. This integration is designed to enhance customer engagement, drive ad-supported revenue, and increase travel transactions.

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

NextTrip is launching a pilot program featuring a successful travel discovery app to deliver AI-driven and user-generated video content to its Travel Magazine and Compass.tv platforms. In addition, NextTrip will curate exclusive leisure offers for the discovery app and implement enhanced marketing strategies to boost bookings and viewership.

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

Acquisition of Bookit.com Asset

Following NextTrip’s separation from NextPlay, our team focused on the continued technological development of its booking platform. As part of this development, we acquired a travel platform in June 2022 to help power our proprietary NXT 2.0 booking technology. Previously, this technology powered the Bookit.com business, a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic). As part of the acquisition of the assets of Bookit.com, we were not only able to acquire a proven technology platform that could be integrated with our core travel sectors, but we were also able to secure the Bookit.com database with millions of past travelers and opt-in consumers.

Since 2022, and the acquisition of the Bookit.com business, we have been focused on the holistic development and integration of the NXT 2.0 technology platform, which serves as a base for current and future technology projects as well as proprietary system enhancements. This integration includes re-engaging with and re-negotiating more than 250 contracts with hotel, airline, and cruise suppliers, and securing unique product inventory of more than 3 million lodging, air and tour product suppliers at exceptional rates to over 2,100 destinations in 200+ countries worldwide.

Through this strategic offering, we will focus on key areas of opportunity in the travel sector and drive enhanced booking conversion rates. Our proprietary technology, when combined with media, product offerings and customer service, provides a unique lane to serve mid- to luxury travelers.

Recent Developments

Launch of Compass.tv

On October 1, 2024, we announced the launch of our owned and operated Compass.tv travel discovery channel and app. The platform initially features over a thousand hours of travel video content designed to seamlessly convert into commerce opportunities, allowing viewers to book vacations directly through the channel using the NextTrip Booking Engine. In partnership with Dooya Media Group, the Company intends to expand Compass.tv’s offerings by collaborating with influencers who have millions of travel-focused followers, creating a unique and comprehensive travel hub.

The platform showcases authentic experiences through popular social media influencers, appealing to viewers who prefer real, relatable content over polished productions. With influencer-promoted, destination-focused content, the Company believes that Compass.tv will serve as a premier travel discovery tool, inspiring viewers to plan their next adventure. Its Content Creator Program incentivizes influencers with a competitive revenue-sharing model, while integrating content-to-commerce funnels with targeted ads and affiliate travel offers. As part of the NextTrip ecosystem, Compass.tv works in tandem with NextTrip’s website, tools, and exclusive deals to drive bookings and set a new standard for advertiser engagement with a dynamic, travel-driven audience.

Launch of Group Booking Technology Platform

On July 30, 2024, we announced the launch of a new Group Booking Platform (“Platform”), a proprietary technology for its direct-to-consumer travel booking website offering travelers and facilitators a flexible and versatile solution for group travel.

NextTrip’s Platform streamlines front-end booking flow for customers, empowering each traveler to book their own travel while still remaining part of a group. This versatility allows travelers to book travel when it is most convenient for them. For group leaders, our Platform reduces the workload by eliminating the need to follow up with travelers for details such as travel dates, flight information and room category. Guests can also easily include pre- and post-stays and book activities. Access to the Platform can be sent in email invitations and implemented on a variety of sites, such as conference and other customized websites. Future versions will include additional destination flexibility, customization, and white label capabilities.

Launch of FlexPay Travel Payment Options

On July 11, 2024, we announced the launch of FlexPay, a proprietary technology for our direct-to-consumer travel booking website giving customers new flexible payment options and exclusive deals.

FlexPay is a flexible form of short-term financing that allows customers to pay for accommodations over time through interest-free installments. FlexPay differentiates itself from other travel booking sites with flexible payment and deposit options, exclusive deals, and does not run credit checks or charge interest. Offered as a payment option at checkout, travelers can now book their vacation for as little as $1.00 down at eligible properties.

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

Our Fully Integrated Travel Booking Platform

We have established a direct-to-consumer presence though a number of websites, powered by the NXT 2.0 booking platform. Today, the primary leisure platform is hosted on nexttrip.com and the media platform is hosted on travelmagazine.com.

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

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace nexttrip.com provides travelers with the tools to search for and filter several travel products including air, car, accommodations, and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

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

Since the COVID-19 pandemic arose, we have primarily focused on developing our booking engine and establishing relationships with suppliers to increase the size of our instantly bookable inventory. The booking engine has produced little revenue to date because of, among other reasons, the efforts that have been taken to integrate the NextTrip travel platforms with the Bookit.com technology since its acquisition in the summer of 2022. The new platform was launched in beta in May 2023 with a limited number of hotel properties in Mexico and the Caribbean. We have expanded our distribution since launch to include over one million hotel properties worldwide and completed a full launch of the leisure travel website in August 2024.

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

Compass.tv

As FAST gains momentum globally, we are in the process of developing Compass.tv, which was soft launched on October 1, 2024. Our innovative travel channel is being developed in conjunction with our perpetual license with Promethean discussed above. With over 1,000 hours of relevant travel content secured, Compass.tv intends to utilize artificial intelligence (“AI”) to personalize content, convert blogs and articles to video, and empower users to create custom travel channels. Integration with the NextTrip Concierge desk will enable seamless booking and assistance.

NextTrip recognizes the pivotal role of video in promoting travel sales and engagement, hence our focus on incorporating video across platforms. To maximize effectiveness, NextTrip has entered into the license with Promethean enabling targeted advertising and transactional capabilities without interrupting content.

Travel Magazine

We are transforming our Travel Magazine website into a social media platform catering to all things travel. The site was re-launched mid-2024, and features enhanced media capabilities and targeted advertising using the Promethean solution. A private consumer section called “My Bucket List,” is targeted for release in early 2025 and will feature connectivity to booking engines, AI travel planner assist and AI-driven content creation.

My Bucket List

With My Bucket List, NextTrip is building a technology solution catered to travelers to build and share their own travel bucket list with personalized suggestions, booking support and local insights.

Results of Operations

Three Months Ended August 31, 2024 and August 31, 2023

During the three months ended August 31, 2024, we recognized revenue of $154,498, as compared to $27,663 in the same period in 2023, an increase of $126,835, or 459%. The increase was primarily due to the implementation of the BookIt asset as well as the integration of Expedia into our booking engine, NXT 2.0. Expedia significantly increased our product offering from 12-15 hotel chains to over 250,000 properties worldwide, including hotels, resorts, and alternative accommodations.

Our cost of revenue for the three months ended August 31, 2024 was $155,455, as compared to $23,734 for the same period in 2023, an increase of $131,721, or 555%. The increase was primarily attributable to a rise in sales from the launch of NXT 2.0 in the second quarter of 2024 as compared to the second quarter of 2023.

Our total operating expenses for the three months ended August 31, 2024 were $1,468,335, as compared to $1,090,930 for the same period in 2023, an increase of $377,405, or 35%. The increase was primarily attributable to the relaunch of the NXT 2.0 booking engine in March of 2024, as well as the integration of Sigma Additive Solutions, and the transition to public company status.

Salary and benefits costs were $628,759 for the three months ended August 31, 2024, as compared to $360,947 for the same period in 2023, an increase of $267,812, or 74%. The increase was comprised of an increase in salaries and benefits of $234,255 due to the conversion of booking engine contractors to employees and the addition of new accounting staff, an increase in taxes and benefits of $30,672, and an increase in stock appreciation rights of $2,885.

Stock-based compensation was $13,841 for the three months ended August 31, 2024, as compared to $0 for the same period in 2023, an increase of $13,841. This increase was a result of the assumption of employee stock options in connection with the reverse acquisition of Sigma Additive Solutions in December 2023.

We incurred general and administrative costs of $21,677 during the three months ended August 31, 2024, as compared to $128,955 in the same period in 2023, a decrease of $107,278, or 83%. The decrease was primarily the result of a decrease in rent expense in 2023 of $34,587, a decrease in broker fees of $36,746, a decrease in administrative services fees of $27,784, a decrease in travel expense of $3,469 and a decrease in telephone expense of $5,150.

We incurred marketing costs of $51,347 during the three months ended August 31, 2024, as compared to $49,758 during the same period in 2023. The increase of $1,589, or 3%, was primarily due to an increase of $25,475 in third party contractor expenses associated with the relaunch of the NXT 2.0 booking engine in March of 2024. Partially offsetting the increase was a decrease in marketing and advertising expenses of $9,656, and expenses associated with Travel Magazine of $14,230 as resources were shifted towards NXT 2.0.

We incurred technology costs of $141,022 during the three months ended August 31, 2024, as compared to $83,786 during the same period in 2023. The increase of $57,236, or 68%, was primarily attributable to an increase in dues and subscription services for external travel services used in connection with our booking engine, and cloud database and software expenses to host the booking engine.

Professional service fees incurred during the three months ended August 31, 2024 were $372,027, as compared to $125,934 incurred during the same period in 2023, an increase of $246,093, or 195%. This increase was a result of: (a) an increase in investor relations expenses of $88,458; (b) an increase in accounting fees of $85,448 for audit and related financial services; (c) an increase in consultants contracted for services of $82,602 for management and administrative services related to the company’s media initiatives, special projects including establishing travel related partnerships, and maintenance and bug fixes with the booking engine. Partially offsetting the increases was a decrease in legal expenses of $10,415.

Organizational costs for the three months ended August 31, 2024 were $80,452, as compared to $0 for the same period in 2023, an increase of $80,452. The increase resulted primarily from directors’ compensation, and shareholder services expenses including transfer agent fees, and filing services.

Depreciation and amortization expense for the three months ended August 31, 2024 was $95,414, as compared to $331,549 for the same period in 2023, a decrease of $236,135, or 71%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as compared to the same period in 2023.

Other operating expenses were $63,796 for the three months ended August 31, 2024, as compared to $ 10,001 for the same period in 2023. The $53,795 increase was primarily due to an increase in insurance expense of $35,921, and an increase in bank and merchant processing fees of $17,873.

In the three months ended August 31, 2024, we realized net other expense of $64,227, as compared to net other expense of $73,762 in the same period in 2023. The decrease in net other income of $9,535 was primarily due to a decrease in interest expense associated with convertible loans as a result of their conversion in December 2023.

Preferred dividends for the three months ended August 31, 2024 were $10,688, as compared to $0 for the same period in 2023. The increase was due to dividends associated with outstanding shares of Series E convertible preferred stock assumed in the reverse acquisition of Sigma.

In the three months ended August 31, 2024, the net loss from continuing operations totaled $1,533,519 as compared to a net loss from continuing operations of $1,160,763 for the same period in 2023. The operating loss component increased by $382,291 in 2024, partially offset by a decrease in the other loss component of $9,535.

The net loss from discontinued operations of $1,131 for the three months ended August 31, 2024 was attributable to the termination of an annual contract of $4,131 from a legacy Sigma subscription. Partially offsetting the loss was a gain of $3,000 from the final payment due from a legacy Sigma customer.

Our net loss applicable to common stockholders for the three months ended August 31, 2024, was $1,545,338, as compared to $1,160,763 for the same period in 2023, an increase of $384,575, or 33%. The increase was primarily attributable to an increase in operating loss from continued operations of 382,291, an increase in preferred dividends of $10,688, and a loss from discontinued operations of $1,131, partially offset by a decrease in other expense of $9,535.

Six Months Ended August 31, 2024 and August 31, 2023

During the six months ended August 31, 2024, we recognized revenue of $343,291, as compared to $47,225 in the same period in 2023, an increase of $296,066, or 627%. The increase was primarily due to the implementation of the BookIt asset as well as the integration of Expedia into our booking engine, NXT 2.0. Expedia significantly increased our product offering from 12-15 hotel chains to over 250,000 properties worldwide, including hotels, resorts, and alternative accommodations.

Our cost of revenue for the six months ended August 31, 2024 was $329,036, as compared to $41,452 for the same period in 2023, an increase of $287,584, or 694%. The increase was primarily attributable to the increase in sales from the launch of NXT 2.0 in the second quarter of 2024 as compared to the second quarter of 2023.

Our total operating expenses for the six months ended August 31, 2024 were $3,435,948, as compared to $2,122,756 for the same period in 2023, an increase of $1,313,192, or 62%. The increase was primarily attributable to the relaunch of the NXT 2.0 booking engine in March of 2024, as well as the integration of Sigma, and the transition to public company status.

Salary and benefits costs were $1,255,511 for the six months ended August 31, 2024, as compared to $768,555 for the same period in 2023, an increase of $486,956, or 63%. The increase was comprised of an increase in salaries and benefits of $446,629 due to the conversion of contractors to employees and new accounting staff, and an increase in taxes and benefits of $59,824. Partially offsetting the increase was a decrease in SAR expense of $19,497 due to the revaluation in March of 2024.

Stock-based compensation was $30,235 for the six months ended August 31, 2024, as compared to $0 for the same period in 2023, an increase of $30,235. This increase was a result of the assumption of employee stock options in connection with the reverse acquisition of Sigma in December 2023.

We incurred general and administrative costs of $49,231 during the six months ended August 31, 2024, as compared to $198,058 in the same period in 2023, a decrease of $148,827, or 75%. The decrease was primarily the result of a decrease in rent expense of $68,027, broker fees of $36,746, administrative fees of $34,860, telephone expenses of $8,772 and travel expenses of $4,859. Partially offsetting the decrease was an increase in licenses and filing fees of $4,437.

We incurred marketing costs of $207,536 during the six months ended August 31, 2024, as compared to $90,539 during the same period in 2023. The increase of $116,997, or 129%, was primarily due to the relaunch of our NXT 2.0 booking engine in March of 2024 and ongoing maintenance with Travel Magazine. Marketing and advertising expenses increased by $40,870, third party contracted marketing services increased by $74,590, and Travel Magazine costs increased by $1,537.

We incurred technology costs of $325,691 during the six months ended August 31, 2024, as compared to $119,680 during the same period in 2023. The increase of $206,011, or 172%, was primarily attributable to an increase in dues and subscription services of $157,621 for external travel services used in connection with our booking engine, and an increase cloud database and software expenses of $48,790 to host the booking engine.

Professional service fees incurred in the six months ended August 31, 2024 were $895,900, as compared to $260,304 incurred during the same period in 2023, an increase of $635,596, or 244%. This increase was a result of: (a) an increase in investor relations expenses of $209,946; (b) an increase in legal expense of $163,495 due to the reverse acquisition and associated transactions; (c) an increase in accounting fees of $110,510 for audit and related financial services; and (d) an increase in consultants contracted for services of $151,645 for management and administrative services related to the company’s media initiatives, special projects including establishing travel related partnerships,

Organizational costs for the six months ended August 31, 2024, were $109,189, as compared to $0 for the same period in 2023, an increase of $109,189. The increase resulted primarily from directors compensation, and shareholder services expenses including transfer agent fees, and filing services.

Depreciation and amortization expense for the six months ended August 31, 2024 was $383,000, as compared to $667,889 for the same period in 2023, a decrease of $284,889, or 43%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as compared to the same period in 2023.

Other operating expenses were $179,655 for the six months ended August 31, 2024, as compared to $17,731 for the same period in 2023. The $161,924 increase was primarily due to the additional cost for insurance of $124,079, an increase in merchant processing fees of $33,765, and an increase in filing and other fees of $4,080.

In the six months ended August 31, 2024, we realized net other expense of $99,452, as compared to net other expense of $139,151 in the same period in 2023. The decrease in net other income of $39,699 was primarily due to a decrease in interest expense associated with convertible loans due to their conversion in December 2023.

Preferred dividends for the six months ended August 31, 2024 were $21,376, as compared to $0 for the same period in 2023. The increase was due to dividends associated with outstanding shares of Series E Preferred Stock assumed in the reverse acquisition of Sigma.

In the six months ended August 31, 2024, the net loss from continuing operations totaled $3,521,145, as compared to a net loss from continuing operations of $2,256,134 for the same period in 2023. The operating loss component increased by $1,304,710 in 2024, partially offset by a decrease in the other loss component of $39,699.

The net gain from discontinued operations of $7,778 for the six months ended August 31, 2024 consisted primarily of revenue of $14,731 from legacy Sigma customers, and a gain of $6,011 from the settlement of a trade accounts payable at a discount, partially offset by expenses of $12,964 consisting of legal expenses, termination of a subscription contract, and Sigma’s legacy investor relations website.

Our net loss applicable to common stockholders for the six months ended August 31, 2024 was $3,534,743, as compared to $2,256,134 for the same period in 2023, an increase of $1,278,609, or 57%. The increase was primarily attributable to an increase in operating loss from continued operations of $1,304,710 and an increase in preferred dividends of $21,376, partially offset by a gain from discontinued operations of $7,778, and a decrease in other expense of $39,699.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of August 31, 2024, we had $102,006 in cash and a working capital deficit of $3,664,705, as compared with $323,805 in cash and a working capital deficit of $262,005 as of February 29, 2024. Additionally, at August 31, 2024, the amount due under our notes payable to related parties totaled $2,718,594.

Between September 1, 2024 and October 11, 2024, additional net related party advances totaled $80,060, and the aggregate outstanding principal balance of related party advances as of October 11, 2024 was $2,802,654.

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

On September 19, 2024 the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (“Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (“Warrants”) to Alumni Capital for total consideration of $250,000. After deducting commissions, net proceeds to the Company were $230,000.

The Alumni Note is in the principal amount of $300,000 with an original issue discount of $50,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which shall be due and payable on December 19, 2024. In the event of a failure to re-pay the Alumni Note on or before December 19, 2024, the interest rate will increase to the lesser of twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The Alumni Note is convertible into common stock of the Company only upon an event of default.

On September 19, 2024, the Company also entered into a Common Stock Securities Purchase Agreement (the “Common Stock SPA”) with Alumni Capital. Pursuant to the Common Stock SPA, the Company has the right, but not the obligation to cause Alumni Capital to purchase up to $10 million shares of common stock (the “Commitment Amount”) at the Purchase Price (defined below) during the period beginning on the execution date of the Common Stock SPA and ending on the earlier of (i) the date on which Alumni Capital has purchased $10 million shares of common stock pursuant to the Common Stock SPA or (ii) December 31, 2025. Pursuant to the Common Stock SPA, the “Purchase Price” means the lowest traded price of Company common stock during the five (5) business days prior a closing date multiplied by eighty nine percent (89%). No Purchase Notice will be made without an effective registration statement and no Purchase Notice will be in an amount greater than $500,000.

On October 1, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 66,225 shares of Series I Convertible Preferred Stock at $3.02 per share, for total consideration of $200,000.

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

Because of the numerous risks and uncertainties associated with the research, development, and commercialization of our products, however, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including without limitation:

●	The cost of developing and maintaining our proprietary software and NXT 2.0 booking engine;

●	The effect of competing technological and market developments;

●	The revenue from the sales of our existing and future products; and

●	The cost of operating as a public company.

The effects of a U.S. or global recession, while difficult to predict, could result in some customers delaying or cancelling planned travel.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations for the six months ended August 31, 2024 totaled $1,960,326, as compared to $1,393,118 during the same period in 2023, an increase of $567,208, or 41%.

During the six months ended August 31, 2024, the net cash used in operating activities was the result of a net loss of $3,521,145 before preferred dividends, partially offset by changes in working capital of $1,147,584, and non-cash expenses of $413,235 related to depreciation and amortization of $383,000 and stock-based compensation of $30,235. Changes in working capital were driven by a decrease in accounts receivable of $22,881, a decrease in prepaid expenses of $96,051, and an increase in accounts payable and accrued expenses of $1,033,506, partially offset by an increase in security deposits of $3,000 and a decrease in deferred revenue of $1,854.

During the six months ended August 31, 2023, the net cash used in operating activities was the result of a net loss of $2,256,134, partially offset by changes inworking capital of $120,279, and non-cash expenses of $742,737 related to depreciation and amortization. Changes in working capital were driven by an increase in accounts payable and accrued expenses of $110,959 and an increase in deferred revenue of $57,156, partially offset by an increase in accounts receivable of $5,000, an increase of $34,114 in prepaid expenses, and a decrease in notes receivable of $8,722.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended August 31, 2024 was $389,568, which compares to $345,807 of cash used in investing activities during the same period of 2023, an increase of $43,761, or 13%. The increase resulted from an increase in capitalized software development costs during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended August 31, 2024 was $2,120,317, as compared to $1,562,352 for the same period in 2023. The increase of $557,965, or 36%, was due to an increase in advances from related parties of $1,597,817, the issuance of promissory notes for $140,000 to investors, and the issuance of preferred shares to investors for $90,000, partially offset by a decrease in the issuance of convertible notes of $1,269,852.

Our ability to continue to fund our working capital needs will be dependent upon the success of our efforts to generate revenues from our operations, and by obtaining additional capital from the sale of securities or by borrowing funds from lenders to fulfill our business plans. If we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. There is no assurance that we will be successful in obtaining additional funding. The Company is unable to predict the effect a global recession or geopolitical events, including the on-going conflicts in Ukraine and Israel/Palestine, may have on its access to the financing markets. If we fail to obtain sufficient funding when needed, we may be forced to delay, scale back or eliminate all or a portion of our commercialization efforts and operations.

Other than the related party promissory notes as described in Notes 5, 6 and 9 to the financial statements included elsewhere in this Quarterly Report, we have no lines of credit or other financing arrangements.

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

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with the participation of our President and Chief Executive Officer, and our Chief Financial Officer and Treasurer, as of the end of the period covered by this quarterly report, management identified a material weakness in disclosure controls and procedures related to a lack of personnel with sufficient expertise in generally accepted accounting principles (“GAAP”). Specifically, the Company did not have individuals with extensive GAAP experience to adequately assess and apply GAAP requirements in the preparation and review of financial disclosures. As a result of this material weakness, management has concluded that, as of August 31, 2024 the Company’s disclosure controls and procedures were not effective.

During the six months ended August 31, 2024, management took steps to remediate the material weakness discussed above by hiring additional personnel with GAAP expertise, in particular the Company’s Controller, and engaging external consultants with subject matter expertise as necessary. Management also began implementing several enhancements to its control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), including, but not limited to, establishing a monthly financial closing process, implementing account reconciliations, ensuring proper segregation of duties, and implementing new financial control software. These remediation efforts were completed by August 31, 2024.

As a result of these enhancements, management believes that the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the financial condition, results of operations, and cash flows of the Company as of and for the periods presented.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2024 filed with the SEC on September 4, 2024, as well as the following updated Risk Factor:

As of August 31, 2024, we had $102,006 in cash and a working capital deficit of $3,664,705. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 4,967 shares of Series I Convertible Preferred Stock, at $3.02 per share, resulting in gross proceeds to the Company of $15,000.

On August 31, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 24,834 shares of Series I Convertible Preferred Stock, at $3.02 per share, resulting in gross proceeds to the Company of $75,000.

In the second quarter of 2024, the Company issued 42,709 shares of common stock to a service provider as partial compensation for development work related to Compass.tv, the Company’s FAST channel.

The aforementioned securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and were issued to the respective recipients in transactions exempt from registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. Accordingly, the securities constitute “restricted securities” within the meaning of Rule 144 under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended August 31, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

2.1	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated By-Laws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Designation of Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2024 and incorporated herein by reference).
3.7	Certificate of Designation of Series G Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.8	Certificate of Designation of Series H Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.9	Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
3.10	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
4.1	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.2	Form of Placement Agent Warrants (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 6, 2018, and incorporated herein by reference).
4.3	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2018, and incorporated herein by reference).
4.4	Form of Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.5	Form of Unit Purchase Option (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 14, 2019, and incorporated herein by reference).
4.6	Form of Common Stock Purchase Warrant.(filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 8, 2019, and incorporated herein by reference).
4.8	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.9	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.10	Form of Common Stock Purchase Warrants (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.11	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.12	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.13	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.14	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock issued January 26, 2023 (filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
4.16	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024 and incorporated by reference herein).
4.17	Warrant by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated by reference herein).

10.1	Unsecured Promissory Note by and between NextTrip Holdings, Inc. and William Kerby, dated as of February 29, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2024 and incorporated by reference herein).
10.2	Unsecured Line of Credit Promissory Note by and between NextTrip Holdings, Inc. and William Kerby and Donald Monaco, dated as of March 18, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2024 and incorporated by reference herein).
10.3

Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).

10.4	Promissory Note by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).
10.5	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents.
101.SCH	Inline XBRL Schema Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

October 15, 2024	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

October 15, 2024	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

