Form 10-Q
period 2024-11-30
NextTrip, Inc.
filed 2025-01-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 10, 2025, the issuer had 1,592,738 shares of common stock outstanding.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2024 (unaudited)	February 29, 2024

ASSETS
Cash and cash equivalents	$15,385	$323,805
Promissory note receivable, net	1,000,000	1,000,000
Accounts receivable, net	15,753	34,082
Prepaid expenses and other current assets	493,373	340,921
Total Current Assets	1,524,511	1,698,808
Non-Current assets
Property and equipment, net	5,932	6,642
Intangible assets, net	2,242,078	2,173,420
Security deposit	38,425	42,167
Goodwill	1,167,805	1,167,805
Total Non-Current Assets	3,454,240	3,390,034
Total Assets	$4,978,751	$5,088,842

LIABILITIES
Current Liabilities
Accounts payable	$1,334,925	$531,847
Accrued expenses	1,175,851	460,768
Deferred revenue	90,197	139,921
Notes payable	822,719	-
Notes payable - related parties	2,970,405	828,277
Total Current Liabilities	6,394,097	1,960,813

Total Liabilities	6,394,097	1,960,813

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 225,520 and 472,996 shares issued and outstanding, respectively	226	474
Common Stock, $0.001 par value, 250,000,000 and 1,200,000 shares authorized, respectively; 1,429,492 and 936,430 shares issued and outstanding, respectively	1,430	936
Additional Paid in Capital	28,288,831	27,277,758
Accumulated deficit	(29,705,833)	(24,151,139)
Total Stockholders’ Equity	(1,415,346)	3,128,029
Total Liabilities and Stockholders’ Equity	$4,978,751	$5,088,842

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023

Revenue	$74,635	$205,789	$417,926	$253,014
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	76,751	162,072	405,788	203,524
Gross profit (loss)	(2,116)	43,717	12,138	49,490

Operating Expenses:
Salaries and benefits	690,524	441,102	1,946,035	1,209,658
Stock based compensation	6,227	-	36,463	-
General and administrative	31,533	104,878	80,764	302,936
Sales and marketing	30,529	141,618	238,065	232,157
Professional service fees	517,760	244,128	1,413,660	504,431
Technology	227,845	56,669	553,536	176,349
Organization costs	40,030	-	149,219	-
Depreciation and amortization	148,803	273,040	531,803	940,930
Other expenses	78,160	13,385	257,814	31,115
Total Operating Expenses	1,771,411	1,274,820	5,207,359	3,397,576
Operating loss	(1,773,527)	(1,231,103)	(5,195,221)	(3,348,086)

Other Income (Expenses)
Interest income (expense), net	(236,302)	(77,159)	(335,754)	(216,310)
Total Other Income (Expense)	(236,302)	(77,159)	(335,754)	(216,310)
Net loss from continuing operations before taxes	(2,009,829)	(1,308,262)	(5,530,975)	(3,564,396)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(2,009,829)	$(1,308,262)	$(5,530,975)	$(3,564,396)
Net gain (loss) from discontinued operations, net of taxes	566	-	8,344	$-
Net loss	$(2,009,263)	$(1,308,262)	$(5,522,631)	$(3,564,396)
Preferred dividends	(10,688)	-	(32,063)	-
Net Loss Applicable to Common Stockholders	$(2,019,951)	$(1,308,262)	$(5,554,694)	$(3,564,396)
Basic and diluted loss per common share from continuing operations (*)	$(0.35)	$(15.69)	$(1.35)	$(42.75)
Basic and diluted loss per common share from discontinued operations (*)	$-	$-	$-	$-
Basic and diluted loss per common share (*)	$(0.35)	$(15.69)	$(1.35)	$(42.75)
Basic and diluted weighted average number of common shares (*)	5,811,765	83,371	4,116,003	83,371

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMAADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months and Nine Months Ended November 30, 2024, and November 30, 2023

(Unaudited)

For the Three Months Ended November 30, 2024, and November 30, 2023

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)
Net Loss	-	-	-	-	-	(2,009,263)	(2,009,263)
Preferred Stock Dividends	-	-	-	-	10,688	(10,688)	-
Issuance of Convertible Preferred Shares	132,225	132	-	-	399,188	-	399,320
Common Shares Issued for Third party Services	-	-	40,851	41	124,315	-	124,356
Warrants Issued in Connection with Bridge Loan Financing	-	-	-	-	198,117	-	198,117
Stock Based Compensation	-	-	-	-	6,227	-	6,227

Balances, November 30, 2024	225,520	$226	1,429,492	$1,430	$28,288,831	$(29,705,833)	$(1,415,346)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, August 31, 2023(*)	-	$-	83,371	$83	$17,295,890	$(19,067,997)	$(1,772,024)
Net Loss	-	-	-	-	-	(1,308,262)	(1,308,262)

Balances, November 30, 2023(*)	-	$-	83,371	$83	$17,295,890	$(20,376,259)	$(3,080,286)

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

For the Nine Months Ended November 30, 2024, and November 30, 2023

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024(*)	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net Loss	-	-	-	-	-	(5,522,631)	(5,522,631)
Preferred Stock Dividends	-	-	-	-	32,063	(32,063)	-
Issuance of Convertible Preferred Shares	162,026	162	-	-	489,158	-	489,320
Common Shares Issued for Conversion of Preferred Stock	(409,502)	(410)	409,502	410	-	-	-
Issuance of Common Shares for Third Party Services	-	-	42,709	43	130,957	-	131,000
Issuance of Common Shares as Commitment Shares	-	-	40,851	41	124,315	-	124,356
Warrants Issued in Connection with Bridge Loan Financing	-	-	-	-	198,117	-	198,117
Stock Based Compensation	-	-	-	-	36,463	-	36,463

Balances, November 30, 2024	225,520	$226	1,429,492	$1,430	$28,288,831	$(29,705,833)	$(1,415,346)

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2023(*)	-	$-	83,371	$83	$17,295,890	$(16,811,863)	$484,110
Net Loss	-	-	-	-	-	(3,564,396)	(3,564,396)

Balances, November 30, 2023(*)	-	$-	83,371	$83	$17,295,890	$(20,376,259)	$(3,080,286)

*	On December 29, 2023, Sigma Additive Solutions, Inc. acquired NextTrip in a reverse acquisition. NextTrip Group, LLC was issued 83,371 shares of Sigma Additive Solutions, Inc. common stock in exchange for 100% of the issued and outstanding capital stock of NextTrip at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to condensed financial statements.

NEXTTRIP, INC. (FORMERLY SIGMA ADDITIVE SOLUTIONS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2024	November 30, 2023
OPERATING ACTIVITIES
Net Loss – Continuing Operations	$(5,530,975)	$(3,564,396)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	531,803	940,930
Depreciation of right of use asset	-	113,486
Amortization of debt discount	157,280	-
Stock-based compensation	36,463	-
Issuance of preferred stock for third party services	199,320	-
Issuance of commitment shares	124,356	-

Change in Assets and Liabilities:
Accounts receivable	18,329	(25,790)
Prepaid expenses	(152,452)	(18,886)
Promissory note receivable	-
Accounts payable and accrued expenses	1,518,161	172,847
Deferred revenue	(49,724)	116,761
Security deposit	3,742	-
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(3,143,697)	(2,265,048)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	8,344	-
NET CASH USED IN OPERATING ACTIVITIES	(3,135,353)	(2,265,048)

INVESTING ACTIVITIES
Capitalized software development costs	(468,751)	(423,707)
NET CASH USED IN INVESTING ACTIVITIES	(468,751)	(423,707)

FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	-	2,617,751
Proceeds from issuance of convertible preferred shares	290,000	-
Notes payable	863,556	-
Advances from related parties	2,142,128	334,278
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,295,684	2,952,029

NET CHANGE IN CASH FOR PERIOD	(308,420)	263,274

CASH AT BEGINNING OF PERIOD	323,805	282,475

CASH AT END OF PERIOD	$15,385	$545,749

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of common shares for services	$131,000	$-
Issuance of common stock warrants in connection with bridge financing	198,117	-
Preferred stock dividends	$32,063	$-
Disclosure of Cash Paid for:
Interest	$40,764	$845
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2024

NOTE 1 - Business Description and Going Concern

The Company was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc. (“Sigma”).

On March 11, 2024, Sigma filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, among other things, Sigma’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.” (the “Company”).

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe, NM 87507. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc. (“NTH”) incorporated October 22, 2015, and Extraordinary Vacations USA, Inc. incorporated on June 24, 2002.

Prior to the Exchange Agreement as described below, NTH was a wholly owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”, and together, the “Agreements”), whereby NextPlay transferred their interest in the travel business to NTG. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10 per unit. Prior to the exchange for Preferred Units, NTG had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had obligations to provide ongoing support to NTH. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and as such NTH recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0 (“NXT2.0”), provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC (Joint Venture) and this entity is in the process of a first structure plan. No activities nor operations occurred in 2023 or 2024 for this entity, and NextTrip, Inc. does not have control of the company and therefore no minority interest was recorded.

Reverse Acquisition

On October 12, 2023, the Company (f/k/a Sigma) entered into a Share Exchange Agreement (as amended, the “Exchange Agreement”) with NTH, NTG, and William Kerby (the “NextTrip Representative”). Under the terms of the Exchange Agreement, the parties agreed that NTG would sell and transfer to the Company all of the issued and outstanding shares of NTH in exchange for 156,007 restricted shares of Sigma common stock (the “Closing Shares”), issuable at closing, and the right to receive up to an additional 5,843,993 restricted shares of the Company’s common stock upon satisfaction of certain milestones set forth in the Exchange Agreement (the “Contingent Shares,” and together with the Closing Shares, the “Restricted Shares”), which Restricted Shares are issuable to the members of NTG, on a pro rata basis, under the terms of the Exchange Agreement, subject to certain closing conditions (the “Acquisition”). Upon the closing of the Acquisition on December 29, 2023, NTH became a wholly owned subsidiary of the Company.

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of the Company’s common stock, or approximately 90.2% of the issued and outstanding shares of Sigma common stock immediately prior to the closing. The Acquisition will likely result in a change of control, with the members of NTG receiving an aggregate number of shares that exceeds the number of shares that held by the legacy shareholders of Sigma. As a result, the Acquisition is accounted for as a reverse acquisition of NTH by the Company, whereby the Company is treated as the legal acquirer and NTH is treated as the accounting acquirer. As a result, the historical financial information presented is that of NTH.

As of November 30, 2024, three of the four business milestones had been achieved as further described in Note 2 under “Loss Per Share” below. As a result, 4,393,993 of the contingent shares were eligible to be issued. The remaining 1,450,000 contingent shares will be eligible for issue upon the launch of the Travel Agent platform.

Despite having achieved three of the four business milestones, the Company cannot issue the contingent shares without risk of the Company’s common stock being suspended from trading and delisted until Nasdaq approves the Company’s initial listing application, which is pending with Nasdaq. The Company has been advised by Nasdaq that issuing the contingent shares prior to approval of the application will result in the immediate delisting of the Company, as such issuance will trigger a change in control. The Company intends to issue said securities as soon as Nasdaq has cleared its application.

In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (NextTrip, Inc., f/k/a Sigma Additive Solutions, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (NTH), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2024 and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the February 29, 2024 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 4, 2024. The results of operations for the period ended November 30, 2024 are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or financial position.

Promissory Note Receivable

Pursuant to the terms of the Promissory Note (the “NextPlay Note”) between NextTrip and NextPlay, the NextPlay Note was due and payable in full on the earlier of September 1, 2023 or the date the Company completed a financing of $10 million or more. No payments have been made by NextPlay, and as such NextPlay is in default under the terms of the NextPlay Note.

The Company has entered into a non-binding Memorandum of Understanding (“MOU”) with NextPlay, whereby the Company has agreed to forgive the entire amount due under the NextPlay Note in exchange for the cancellation of the 400,000 Preferred Units of NTG issued to them as described in Note 1. The Preferred Units are convertible into 500,000 NextTrip, Inc. common shares, of which 13,001 such common shares were issued as Closing Shares on December 29, 2023. The Company has a commitment from a third party to purchase all 500,000 shares at a price of $2.00 per share. As a result, the since Company can realize a minimum of $1,000,000 from NextPlay’s sale of the common shares, a valuation allowance of $1,567,665 was established as of February 29, 2024. The Company is in the process of negotiating a second offer to purchase the shares, and therefore has not closed the transaction with NextPlay. The Company expects to close one of the transaction options before year-end. During the three and nine months ended November 30, 2024 and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of November 30, 2024. As of November 30, 2023, no allowance for doubtful accounts was established.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At November 30, 2024 and 2023 the Company had the following common shares underlying these instruments:

	November 30,
	2024	2023
Warrants	679,737	-
Stock Options	78,867	-
Preferred Stock	228,514	-
Total Underlying Common Shares	987,118	-

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the three and nine months ended November 30, 2024, and 2023:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2024	2023	2024	2023

Loss from continuing operations	$(2,009,829)	$(1,308,262)	$(5,530,975)	$(3,564,396)
Preferred dividends	(10,688)	-	(32,063)	-
Loss from continuing operations applicable to common stockholders	(2,020,517)	(1,308,262)	(5,563,038)	(3,564,396)
Gain (loss) from discontinued operations applicable to common stockholders	566	-	8,344	-
Net loss applicable to common stockholders	$(2,019,951)	$(1,308,262)	$(5,554,694)	(3,564,396)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	5,811,765	83,371	4,116,003	83,371

On June 10, 2024, the Company determined that three of the four business milestones per the Share Exchange Agreement had been achieved. As a result, 4,393,993 of the total contingent shares of 5,843,993 became eligible for issuance. Pursuant to ASC 260, as there are no circumstances under which the shares will not be issued, such eligible contingent shares are included in the computation of basic earnings per share. The following table shows the business milestones and the issuable contingent shares:

Business Milestones	Contingent Shares
Achieved
Launch of leisure travel booking platform	1,450,000
Launch of group travel booking platform	1,450,000
Launch of FlexPay technology	1,493,993
Total contingent shares issuable on June 10, 2024	4,393,993

Not Achieved
Launch of travel agent platform	1,450,000
Total contingent shares potentially issuable in future periods	1,450,000
Total contingent shares	5,843,993

The following table shows the reconciliation of the weighted average common shares outstanding for the three and nine months ended November 30, 2024 to the weighted average common shares used in the computation of basic earnings per share:

	Weighted Average Number of Common Shares
	Three Months Ended November 30, 2024	Nine Months Ended November 30, 2024
1,429,492 common shares outstanding	1,417,772	1,351,782
4,393,993 issuable contingent shares	4,393,993	2,764,221
Weighted average common shares outstanding	5,811,765	4,116,003

The issuable contingent shares are of the Company’s sole class of common stock, and as such have the same rights and privileges as existing common stock.

Dilutive loss per share was not presented, as the Company’s outstanding warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At November 30, 2024, the Company had outstanding warrants to purchase 679,737 shares of common stock, stock options exercisable for 78,867 shares of common stock, 316 shares of Series E Preferred Stock, which could be converted into 3,310 shares of common stock, 33,000 shares of Series H Preferred Stock, convertible into 33,000 shares of common stock, and 192,204 shares of Series I Preferred Stock, convertible into 192,204 shares of common stock, resulting in a potential total additional 987,118 shares of common stock outstanding in the future. At November 30, 2023, the Company had no outstanding potentially dilutive securities.

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

NOTE 3 – Intangible Assets

Intangible assets as of November 30, 2024, and February 29, 2024 consisted of the following:

	November 30, 2024	February 29, 2024
Software Development	$7,201,779	$6,602,028
Software Licenses	789,576	789,576
Trademark	6,283	6,283
Total	7,997,638	7,397,887
Accumulated amortization	(5,755,560)	(5,224,467)
Intangible assets, net of amortization	$2,242,078	$2,173,420

Amortization expense for the Nine months ended November 30, 2024, and 2023 was $531,093 and $926,295, respectively.

During the three and Nine months ended November 30, 2024, and 2023, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for years ending February 28 is as follows:

2025 (Remaining)	$191,724
2026	650,055
2027	607,454
2028	200,159
Thereafter	-
$1,649,392

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

NOTE 5 - Related Party Transactions

On February 29, 2024, NextTrip Holdings, Inc., a wholly owned subsidiary of the Company, issued an unsecured promissory note, in the principal amount of $391,776.54 to William Kerby, to memorialize the terms and conditions of certain working capital advances made by Mr. Kerby to NextTrip. The promissory note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The promissory note, or any portion thereof, may be prepaid by NextTrip Holdings, Inc. without any penalty. Mr. Kerby serves as Chief Executive Officer of both the Company and NextTrip. The promissory note was approved by the Company’s Board of Directors, including all independent members thereof. As of November 30, 2024, the total principal amount outstanding under this note was $348,109.

On March 18, 2024, the Company’s wholly-owned subsidiary, NTH, entered into an unsecured promissory note for a line of credit with Donald Monaco and William Kerby, the Company’s Chairman of the board of directors and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000 with an initial advance of $125,000, provided that the aggregate principal amount of the note does not exceed $500,000 at any time. Under the terms of the note, advances under the line of credit may be made at the Company’s request until August 31, 2024. The note bears an annual interest rate of 7.5% and matures on February 28, 2025, and may be prepaid by the Company at any time prior to maturity without penalty. As of November 30, 2024, the full principal amount of the note had been advanced to the Company and was outstanding.

On April 23, 2024, the Company’s board of directors approved the Company’s wholly-owned subsidiary, NextTrip, to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who may individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5% and shall mature one year from the date of each note’s execution, and may be prepaid by the Company at any time prior to maturity without penalty. On August 14, 2024, at a joint meeting of the Audit Committee and the board of directors, the directors unanimously approved an increase in the principal amount of the related party line of credit to $2,000,000 on the same terms and conditions as previously approved. As of November 30, 2024, the total principal amount advanced under the line of credit was $1,717,296.

On May 21, 2024, NextTrip issued an unsecured promissory note in the principal amount of $455,000 to Mr. Monaco to memorialize the terms and conditions of certain working capital advances made by Mr. Monaco to NextTrip. As of November 30, 2024, the outstanding principal balance of the promissory note was $405,000. The promissory note accrues interest at a rate equal to 7.5% simple interest per annum, and will automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The promissory note, or any portion thereof, may be prepaid by NextTrip without any penalty. Mr. Monaco serves as Chairman of the Company’s board of directors. The promissory note was approved by the Company’s Board of Directors, including the independent members thereof.

The following table summarizes the principal amounts outstanding by promissory note date and related party as of November 30, 2024:

Promissory Note Date	Name	Title	Principal Amount Outstanding at November 30, 2024
February 29, 2024	William Kerby	Chief Executive Officer	$348,109

March 18, 2024	William Kerby	Chief Executive Officer	$225,000
	Donald P. Monaco	Chairman	$275,000
			$500,000

April 23, 2024	William Kerby	Chief Executive Officer	$21,515
	Donald P. Monaco	Chairman	$1,605,000
	Gregory Miller	Executive Vice-President	$90,781
			$1,717,296

May 21, 2024	Donald P. Monaco	Chairman	$405,000

Total			$2,970,405

The total amounts due to related parties at November 30, 2024 and February 29, 2024 totaled $2,970,405 (as provided in the table above) and $828,277, respectively.

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

On September 19, 2024, the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (“Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (“Warrants”) to Alumni Capital for total consideration of $250,000. After deducting commissions, net proceeds to the Company were $230,000.

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

On October 18, 2024, the Company entered into a securities purchase agreement (the “Note SPA”) with 1800 Diagonal Lending, LLC (“1800 Diagonal”) for the sale of a short-term promissory note (the “1800 Diagonal Note”) for total consideration of $132,000. After deducting commissions and other expenses, net proceeds to the Company were $115,000.

The 1800 Diagonal Note is in the principal amount of $154,440 with an original issue discount of $22,440 and guaranteed interest on the principal amount of thirteen percent (13%) which shall be due and payable in ten (10) equal monthly installments of $17,451.70 commencing on November 15, 2024. The note and interest may be prepaid by the Company at any time with no prepayment penalty. In the event of a failure to pay a monthly installment within five (5) business days of the due date, the interest rate will increase to twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The 1800 Diagonal Note is convertible into common stock of the Company only upon an event of default.

On November 8, 2024, the Company entered into a second securities purchase agreement (the “Note2 SPA”) with 1800 Diagonal for the sale of a short-term promissory note (the “1800 Diagonal Note2”) for total consideration of $107,000.

The 1800 Diagonal Note2 is in the principal amount of $125,190 with an original issue discount of $18,190 and guaranteed interest on the principal amount of thirteen percent (13%) which shall be due and payable in five (5) monthly installments. The first installment of 50% of the amount due, totaling $70,732, is payable on May 15, 2025. The remaining 50% is payable in four (4) equal monthly installments of $17,683 commencing on June 15, 2025. The note and interest may be prepaid by the Company at any time with no prepayment penalty. In the event of a failure to pay a monthly installment within five (5) business days of the due date, the interest rate will increase to twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The 1800 Diagonal Note2 is convertible into common stock of the Company only upon an event of default.

On November 1, 2024, the Company sold a short-term promissory note to an investor for total consideration of $250,000, resulting in total net proceeds of $250,000. The note is in the principal amount of $287,500 and includes an original issue discount of $37,500. The note is payable in full on or before May 1, 2025, and may be prepaid at any time without penalty. In the event of default, the remaining unpaid balance is due and payable immediately at the option of the investor. In connection with the note, the Company issued a warrant to the investor to purchase up to 100,000 shares of common stock with an exercise price of $3.25. The warrant expires on November 1, 2027.

NOTE 7 - Leases

On January 25, 2023, as part of the separation agreement with NextPlay Technologies Inc., the Company assumed control of a lease arrangement for office space in Florida.

The Company adopted ASU 2016-02 (Topic ASC 842) Leases, which requires a lessee to recognize a lease asset and a leases liability for operating leases arrangements greater than twelve (12) months.

We determined that the arrangement was an operating lease at inception and included it in operating lease ROU assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheet as of February 28, 2023. The office facility was occupied by NextTrip employees through March 16, 2023, when the landlord informed NextTrip that it would not recognize NextTrip as the tenant. The Company continued to negotiate the assumption of the lease with the landlord, but was ultimately unsuccessful, and as a result derecognized the lease in the financial statements as of February 29, 2024. No restatement was made for fiscal year 2023 as the Company had use of the offices at that time and was in negotiations to assume the lease from NextPlay Technologies, Inc. No payments have been made on the lease and no expense has been recognized for the three and nine months ended November 30, 2024. Rent expense for the three and nine months ended November 30, 2023 totaled $48,245 and $123,092, respectively.

The Company leases approximately 350 square feet of space for its principal executive offices at 3900 Paseo del Sol, Santa Fe, New Mexico 87507. The lease has a 6-month term which ends on December 31, 2024. The landlord can terminate the lease upon 30 days written notice and NextTrip can terminate the lease upon 45 days written notice. Therefore, the Company has elected the short-term lease recognition exemption, whereby leases are not recorded on the Company’s balance sheet and lease payments are recognized as lease expense on a straight-line basis over the lease term. Rent expense related to this lease for the three and nine months ended November 30, 2024 was $2,200 and $5,500, respectively, and $0 for the same periods in 2023.

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

In the first fiscal quarter of 2025, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series G Convertible Preferred Stock, 117,000 shares of common stock upon conversion of 117,000 shares of Series H Convertible Preferred Stock, and 192,502 shares of common stock upon conversion of 192,502 shares of Series I Convertible Preferred Stock.

In the second fiscal quarter of 2025, the Company issued 42,709 shares of common stock to a service provider as partial compensation for development work related to Compass.TV, the Company’s Free-Ad Supported TV (“FAST”) channel.

In the third fiscal quarter of 2025, the Company issued 32,786 shares of common stock as commitment shares for its $10 million Equity Line of Credit and 8,065 common shares as a deposit for the potential acquisition of Five Star Alliance.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. An aggregate of 225,520 and 472,996 shares of preferred stock were issued and outstanding at November 30, 2024 and February 29, 2024, respectively.

Series E Convertible Preferred Stock

Under the Certificate of Designations for the Series E Preferred Stock, the Series E Preferred Shares have an initial stated value of 1,500 per share (the “Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred Stock by said amount. The holders of the Series E Preferred Shares have the right at any time to convert all or a portion of the Series E Preferred Shares (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s common stock at an initial conversion rate determined by dividing the Conversion Amount by the Conversion Price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the relates stock purchase agreement). The Conversion Amount is the sum of the Stated Value of the Series E Preferred Shares then being converted plus any other unpaid amounts payable with respect to the Series E Preferred Shares being converted, plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends recapitalizations and similar events.

At November 30, 2024, 316 shares of the issued Series E Convertible Preferred Stock were outstanding, which if converted as of November 30, 2024, including the make-whole dividends, would have resulted in the issuance of 3,310 shares of common stock.

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

At November 30, 2024, no shares of the Series F Convertible Preferred Stock were outstanding.

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

At November 30, 2024, no shares of the issued Series G Convertible Preferred Stock were outstanding.

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

At November 30, 2024, 33,000 shares of the issued Series H Convertible Preferred Stock were outstanding, which if converted as of November 30, 2024, would have resulted in the issuance of 33,000 shares of common stock.

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

On October 1, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 66,225 shares of Series I Convertible Preferred Stock at $3.02 per share, resulting in gross proceeds to the Company of $200,000.

Between October 30, 2024 and November 5, 2024, the Company issued 66,000 shares of Series I Convertible Preferred Stock to third parties in connection with investor relations services.

At November 30, 2024, 192,204 shares of the issued Series I Convertible Preferred Stock were outstanding, which if converted as of November 30, 2024, would have resulted in the issuance of 192,204 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan., and as of November 30, 2024, all of such shares are available for issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, no new grants may be made under the 2013 Plan. At November 30, 2024, there were 76,367 shares of common stock reserved for issuance upon exercise of outstanding stock options issued under the 2013 Plan prior to its expiration, and an additional 2,500 shares reserved for issuance pursuant to outstanding inducement options.

There were no issuances of stock options for the nine months ended November 30, 2024 or November 30, 2023.

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

Total stock-based compensation expense included in the statements of operations for the three and nine months ended November 30, 2024 was $6,227 and $36,463, respectively, all of which was related to stock options. There was $0 stock-based compensation included in the statements of operations for the three and nine months ended November 30, 2023.

Option activity for the nine months ended November 30, 2024 and the year ended February 29, 2024 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 28, 2023	-	-	-	-
Options assumed pursuant to reverse acquisition	86,642	61.43	2.68	-
Exercised	-	-	-	-
Forfeited or cancelled	(1,342)	120.87	-	-
Options outstanding at February 29, 2024	85,300	60.50	2.52	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(6,433)	87.13	-	-
Options outstanding November 30, 2024	78,867	58.18	1.78	-
Options expected to vest in the future as of November 30, 2024	721	41.43	2.71	-
Options exercisable at November 30, 2024	78,146	58.33	1.78	-
Options vested, exercisable, and options expected to vest at November 30, 2024	78,867	58.18	1.78	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At November 30, 2024, no option had an exercise price below the $3.82 closing price of our common stock as reported on the Nasdaq Capital Market.

At November 30, 2024, there was $9,910 of unrecognized stock-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 0.54 years.

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

The Company did not grant any SAR’s during the nine months ended November 30, 2024 or November 30, 2023.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the nine months ended November 30, 2024 and the year ended February 29, 2024 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 28, 2023	-	-	-	-
SARs assumed pursuant to reverse acquisition	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.40	-	-
SARs outstanding November 30, 2024	40,223	44.80	2.23	-
SARs expected to vest in the future as of November 30, 2024	5,429	28.55	2.59	-
SARs exercisable at November 30, 2024	34,794	47.33	2.18	-
SARs vested, exercisable, and SARs expected to vest at November 30, 2024	40,223	44.80	2.23	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At November 30, 2024, no SAR had an exercise price below the $3.82 closing price of our common stock as reported on the Nasdaq Capital Market.

At November 30, 2024, there was $1,565 of unrecognized stock-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 0.42 years.

Warrants

Warrant activity for the nine months ended November 30, 2024 and the year ended February 29, 2024 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 28, 2023	-	-	-
Warrants assumed pursuant to reverse acquisition	217,593	21,01	1.86
Granted	268,572	3.02	2.17
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	196,774	3.18	1.99
Exercised	-	-	-
Forfeited or cancelled	(3,202)	108.37	-
Warrants outstanding at November 30, 2024	679,737	6.52	1.98

NOTE 9 - Subsequent Events

Forbearance Agreement

On December 9, 2024, the Company and NextTrip Holdings, Inc. (“NTH”), entered into a forbearance agreement (the “Forbearance Agreement) related to the issuance of certain contingent shares (the “Contingent Shares”) of Company common stock issuable upon NTH earning certain milestones as provided in that certain share exchange agreement (the “Share Exchange Agreement”) entered into by and among the Company, NTH and NextTrip Group, LLC (“NTG”), the sole stockholder of NTH, and the NTH shareholder representative, pursuant to which the Company acquired 100% of NTH (the “Acquisition”) in exchange for shares of Company common stock, (the “Exchange Shares”). As a result, NTH became a wholly owned subsidiary of the Company as of December 29, 2023 (the “Closing Date”).

Upon the closing of the Acquisition, the members of NTG were issued a number of Exchange Shares equal to 19.99% of the Company’s issued and outstanding shares of common stock immediately prior to the Closing Date. Under the Share Exchange Agreement, the NTG Sellers are also entitled to receive additional Contingent Shares, subject to NTH’s achievement of future business milestones specified in the Share Exchange Agreement.

Pursuant to the Share Exchange Agreement, whether a Milestone Event is met and the Contingent Shares are issuable is to be determined by the Company and NTH on a mutually agreeable date (each a “Milestone Payment Determination Date”) no later than thirty (30) days following notice by NTH to the Company that such Milestone Event has been met. If Contingent Shares are determined to be issuable, the Company is required to issue additional Contingent Shares within 60 days following each Milestone Payment Determination Date.

To date, no Contingent Shares have been issued. NTH believes, and the Company does not dispute, that 3 of the 4 milestones have been met as of the date hereof but that, as a result of delays with the Company’s Form S-1 registration statement and the Company’s pending initial listing application with Nasdaq (the “Regulatory Delays”), NTH has not sent formal notice to the Company because doing so without the approval of Nasdaq’s initial listing application could trigger a delisting and suspension of trading of the Company’s common stock on Nasdaq.

Due to the indefinite delays caused by regulatory matters and NTH desire to receive the Contingent Shares earned to date, NTH has expressed an intent to the Company to deliver formal notice that such Milestone Events have been met. However, due to the fact that such issuance could trigger consequences to all Parties involved, NTH and the Company have negotiated a Forbearance Agreement, whereby NTH agrees to forbear from issuing the Milestone Payment Determination Date notice until January 31, 2025 or earlier in the event of a default (the “Forbearance Expiration Date”) in exchange for an agreement by the Company that, if such Nasdaq initial listing application is not approved by such date that, (i) all such earned Contingent Shares will be issued withing five (5) business days of the Forbearance Expiration Date and (ii) all such board appointment rights will be exercised and such members will be approved within five (5) business days of the Forbearance Expiration Date.

Related Party Promissory Notes

Between December 1, 2024 and January 10, 2025, additional net related party advances under promissory notes totaled $16,667, and as of January 10, 2025, the aggregate outstanding principal balance of related party promissory notes was $1,174,131, after giving effect to repayments of $62,940 and the conversion of $1,750,000 to Series L Preferred Shares (as defined below).

On September 13, 2024, the Company’s board of directors approved the conversion of up to 100% of the outstanding principal balance of the promissory notes held by Messrs. Kerby and Monaco into shares of a series of non-redeemable convertible preferred stock preferred stock yet to be designated. Messrs. Kerby and Monaco had initially agreed to convert $1,500,000 of their then total outstanding principal balance of $2,666,790 into the new series of convertible preferred stock, and, at their discretion, may convert up to the remaining principal balance, or any portion thereof, into additional shares of such convertible preferred stock at a future date. On December 26, 2024, Messrs. Kerby and Monaco agreed to increase their conversion to $1,750,000, or 61% of their November 30, 2024 outstanding principal balance of $2,879,624.

On December 31, 2024, the Company entered into debt conversion agreements (the “Related Party Debt Conversion Agreements”) with its chief executive officer William Kerby and chairman of the board Donald P. Monaco (the “Related Parties”) whereby the Related Parties and the Company agreed to convert $1.75 million in existing unsecured promissory notes owed to the Related Parties for monies advanced to the Company into an aggregate of 579,469 restricted shares of newly designated Series L Nonvoting Convertible Preferred Stock of the Company (the “Series L Preferred”), (the “Series L Offering”) at a purchase price of $3.02 per share.

The Series L Preferred shall be convertible into the Company’s common stock (the “Common Stock”) on such date that the Company obtains stockholder approval to remove the Exchange Cap, subject to beneficial ownership limitations.

December 2024 Alumni Capital LLC Promissory Note Repayment

On December 19, 2024, pursuant to the terms of the Alumni Capital LLC short-term promissory note, the Company repaid the entire amount of the outstanding principal, including the discount, plus accrued interest thereon.

December 2024 Series J Preferred Stock Offering

On December 31, 2024, the Company entered into a securities purchase agreement (the “Series J Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of 297,788 restricted shares of newly designated Series J Nonvoting Convertible Preferred Stock of the Company (the “Series J Preferred”), (the “Series J Offering”) at a purchase price of $3.02 per share.

The Series J Preferred shall be convertible into the Company’s common stock (the “Common Stock”) on such date that the Company obtains stockholder approval to remove the Exchange Cap

December 2024 Promissory Note and Warrant

On December 3, 2024, the Company sold a short-term promissory note to an existing note holder for total consideration of $100,000. The note has an original issue discount of $15,000. The note is payable in full on May 29, 2025, and may be prepaid by the Company at any time without penalty. In the event of default, the entire unpaid balance is immediately due and payable. In connection with the sale of the note, the Company issued a warrant to the investor to purchase up to 40,000 shares of common stock with an exercise price of $3.25. The warrant has a three-year term and expires on December 3, 2027.

December 2024 Series K Preferred Stock, Warrant and Unsecured Promissory Note Offering

On December 31, 2024, the Company entered into a series of agreements whereby an investor agreed to loan the Company up to $1,000,000 against an unsecured promissory note (the “$1M Note”). The $1M Note is payable in full on the earlier date of one (1) year from issuance or the date the Company completes a financing of $5 million or greater, is unsecured and has no prepayment penalty.

In connection with the $1M Note, the investor received fifteen percent (15%) guaranteed prepaid interest issued in the form of Series K Nonvoting Convertible Preferred Stock of the Company (the “Series K Preferred Stock”) as well as 100% warrant coverage, as follows: (1) a warrant exercisable in cash to purchase up to 500,000 shares of Common Stock (the “Cash Warrant”) and (2) a cashless warrant (the “Cashless Warrant”) to purchase up to 500,000 shares of Common Stock, each at an exercise price of $4.00 per share for a period of three years which is exercisable six (6) months from the issuance date.

Concurrently, on December 31, 2024, the Company entered into a series of agreements whereby additional investors agreed to loan the Company $220,000 against an unsecured promissory note (the “$220k Note”). The $220k Note has a maturity date of one (1) year from the date thereof, is unsecured and has no prepayment penalty.

In connection with the $220k Note, the investors also received fifteen percent (15%) guaranteed prepaid interest issued in the form of Series K Preferred Stock as well as a warrant to purchase up to 220,000 shares of the Company’s common stock. The warrant has an exercise price of $4.00 per share and is exercisable for a period of three years, beginning on the issuance date. If at the time of any exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares by the investor, then such investor may elect to exercise up to 50% of the warrant on a cashless basis. In connection with the $220k Note, the Company entered into a registration rights agreement with respect to the shares of Common Stock underlying the Series K Preferred Stock and Half Cashless Warrant (the “Registration Rights Agreement”).

Each Series K investor entered into a securities purchase agreement (the “Series K Purchase Agreement”) whereby an aggregate of 60,595 restricted shares of Series K Preferred, (the “Series K Offering”) at a purchase price of $3.02 per share.

The Series K Preferred shall be convertible into the Company’s common stock (the “Common Stock”) on such date that the Company obtains stockholder approval to remove the Exchange Cap.

Series M Preferred Stock Offering and Debt Conversion

On December 31, 2024, the Company entered into a securities purchase agreement (the “Series M Purchase Agreement,” and together with the Series J Purchase Agreement and Series K Purchase Agreement, the “Purchase Agreements”) with certain accredited investors (the “Purchasers”), pursuant to which the Company may issue and sell up to $500,000 of restricted shares of newly designated Series M Nonvoting Convertible Preferred Stock of the Company (the “Series M Preferred”), (the “Series M Offering,” and together with the Series J Offering, Series K Offering and Series L Offering, the “Offerings”) at a purchase price of $3.02 per share.

In addition, as part of the Series M Offering, on December 31, 2024, the Company entered into a debt conversion agreement (the “Debt Conversion Agreement,” and together with the Related Party Debt Conversion Agreements, the “Debt Conversion Agreements”) with an existing lender whereby the lender and the Company agreed to convert $350,000 in existing unsecured promissory notes plus $52,500 in guaranteed prepaid interest owed to the lender for monies advanced to the Company into Series M Preferred.

The Series M Preferred shall be convertible into the Company’s Common Stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

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

Corporation Information

The Company was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc. (“Sigma”).

On March 11, 2024, Sigma filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended to date, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, among other things, Sigma’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.” (the “Company”).

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

Prior to the reverse acquisition transaction with the Company under that certain Share Exchange Agreement dated October 12, 2023, NextTrip Holdings, Inc. (“NTH”) was a wholly owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was previously a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement (“Separation Agreement”), Amended and Restated Operating Agreement (“Operating Agreement”), and Exchange Agreement (“Exchange Agreement”), together the Agreements (“Agreements”), whereby NextPlay transferred their interest in the travel business to NTG and its principals. Pursuant to the Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10 per unit. Prior to the exchange for Preferred Units, NTG had an intercompany payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had offsetting obligations to provide ongoing support to NTG. Such liability was settled by the issuance of the NTG Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and as such NTG recorded the payable as contributed capital.

As a result of the consummation of the Share Exchange Agreement by and between the Company, NTG, NTH and the NTH Representative, the 400,000 Preferred Units held by NextPlay in NTG were exchanged for up to 500,000 shares of common stock in the Company, as follows: (i) 13,001 shares of Company common stock, or Closing Shares, were issued to NextPlay on December 29, 2023, and (ii) NextPlay has the right to receive up to 486,999 Contingent Shares when and if the business milestones are achieved in the Share Exchange Agreement.

NTH completed the reverse acquisition with the Company on December 29, 2023. The Company previously traded on Nasdaq as SASI which has had a name change to NextTrip, Inc. and now trades as NTRP on Nasdaq.

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

Reverse Acquisition

On October 12, 2023, the Company (f/k/a Sigma) entered into a Share Exchange Agreement (as amended, the “Exchange Agreement”) with NTH, NTG, and William Kerby (the “NextTrip Representative”). Under the terms of the Exchange Agreement, the parties agreed that NTG would sell and transfer to the Company all of the issued and outstanding shares of NTH in exchange for 156,007 restricted shares of the Company’s common stock (the “Closing Shares”), issuable at closing, and the right to receive up to an additional 5,843,993 restricted shares of the Company’s common stock upon satisfaction of certain milestones set forth in the Exchange Agreement (the “Contingent Shares,” and together with the Closing Shares, the “Restricted Shares”), which Restricted Shares are issuable to the members of NTG, on a pro rata basis, under the terms of the Exchange Agreement, subject to certain closing conditions (the “Acquisition”). Upon the closing of the Acquisition on December 29, 2023, NTH became a wholly owned subsidiary of the Company.

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of the Company’s common stock, or approximately 90.2% of the issued and outstanding shares of Sigma common stock immediately prior to the closing. The Acquisition will likely result in a change of control, with the members of NTG receiving an aggregate number of shares that exceeds the number of shares that held by the legacy shareholders of Sigma. As a result, the Acquisition is accounted for as a reverse acquisition of NTH by the Company, whereby the Company is treated as the legal acquirer and NTH is treated as the accounting acquirer. As a result, the historical financial information presented is that of NTH.

In accordance with ASC 805-40-45-1, the consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (NextTrip, Inc., f/k/a Sigma Additive Solutions, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (NTH), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent. Comparative information presented in the consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent.

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

Promissory Note Receivable

NextPlay is in default under the terms of its promissory note to NextTrip, and as a result, an allowance for doubtful accounts of $1,567,665 was established as of February 29, 2024 as collectability of the entire receivable is uncertain. During the nine months ended November 30, 2024 and 2023, there was no bad debt expense recorded related to the allowance account, and the allowance is unchanged as of November 30, 2024. As of November 30, 2023, no allowance for doubtful accounts was established.

Business Overview

NextTrip, Inc. (“NextTrip,” “we,” or “our”) is an early-stage, technology-driven travel company building next-generation solutions to power the travel industry. With a suite of brands, including NextTrip Vacations, Travel Magazine, and Compass.TV, we aim to inspire and empower travel while curating personalized experiences for both leisure and business travelers. Our proprietary NXT2.0 booking engine offers extensive inventory, supporting both travelers and distributors with a platform for efficient trip planning and booking.

Our mission is to lead the travel industry forward by combining the digital innovation offered in Compass.TV and Travel Magazine with tailored travel services and booking capabilities of NextTrip. This fully integrated platform not only services traditional vacationers travel needs, but also provides users with a solution for more complex travel needs such as conferences, conventions and destination weddings through our groups widget, an under-served and emerging markets. Our growth will leverage interactive technology, immersive media, and our travel expertise to deliver impactful and personalized travel solutions.

Strategy and Ecosystem

NextTrip’s strategy focuses on integrating its Media and Travel divisions, offering users a comprehensive ecosystem designed to guide and support them throughout the travel experience. Presently, NextTrip generates revenue through two core methods: travel bookings and advertising revenue.

Travel bookings currently generate the majority of the Company’s revenues. This includes the sale of travel products such as airline tickets and hotel rooms as well as travel services such as travel insurance and ground activities. In the future the Company plans to supplement its travel offerings by including travel technology products such as its Travel Agent and Business Travel platforms. The Company is in early-stage development but has been able to capitalize on former technology and relationships from its Bookit.com booking engine acquisition. This acquisition allowed the Company to reach out to past contracts and negotiate new travel product supplier agreements.

The Company’s initial focus was to negotiate direct connectivity and fixed base pricing contracts allowing it to set its own pricing and margins for the leisure and vacation travel products. This flexibility affords the company the opportunity to run specials on travel offerings that are highly competitive, but will require additional funding to support comprehensive marketing and awareness campaigns to attract new customers. Until this happens, the Company is working to target customers with low dollar marketing campaigns in the leisure travel spaces, as well as pursuing strategic partnerships and specialized travel offerings (i.e. Groups), while maintaining competitiveness within its marketplace through adjustment of pricing.

To supplement the supply of inventory, the Company has also negotiated contracts and enacted API links with Expedia and other established suppliers to provide significant additional content and product into our booking engine. The Expedia contract along with other contracted groups has significantly increased our product offerings, allowing us to cover other parts of the world, adding hotel properties, as well as resorts, vacation rental homes and bed and breakfast accommodations. Through these API connections, we can gain access to roughly 3 million accommodation properties worldwide. By integrating the products into our booking engine, the Company has the ability to adjust pricing by reducing its margins. While sales of these supplemental products through the NXT 2.0 booking engine carry lower margins versus directly contracted products, they greatly increase the NextTrip global offerings. This expanded product offering will also help support the growth of specialty travel services like NextTrip’s Groups Bookings (i.e. destination weddings, conferences and conventions) and Business Travel platforms. These types of programs require both unique technology and concierge support and services, thus falling outside of the typical online travel agency (“OTA”) business model. However, this expanded supply of travel products from large OTA’s to support our platforms becomes one of mutual benefit to both parties.

Key factors that affect revenues and profitability beyond access to inventory include competitive market pressures from other travel suppliers and distributors, as well as the funding needed to enact a large enough marketing budget to create awareness. To help minimize this significant marketing budget, the company is building its own ecosystem through Compass.TV and Travel Magazine. These media platforms are designed to allow users to explore and educate themselves on future travel. As the number of viewers/users grows, it not only determines the advertising rates the company can charge others to promote their travel products and services to our audience, but it should also provide additional opportunities for NextTrip to promote its own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

To drive its advertising initiatives on Compass.TV, the Company has entered into a partnership with Leap Media Group, a respected leader with over 35 years in TV advertising, media planning and buying. Compass.TV is now equipped to deliver branded entertainment content and advertising seamlessly across its platform, supported by targeted media strategy designed to optimize revenue well delivering high quality content to travel enthusiasts. Though each division can independently drive revenue through its respective channel, we have created additional value by bringing the divisions together to create an engaging consumer-focused ecosystem. Today, we have created opportunities to seamlessly move customers from one portion of the ecosystem to the next, with the ultimate goal of influencing a travel purchase decision. As we move into the future, NextTrip will add additional revenue streams including more diversified exclusive product from around the world, niche travel segments, technology licensing and enhanced media advertising opportunities.

Organizational History

Early Travel Business with Monaker Group

NextTrip’s travel business began as the primary business of NextPlay Technologies, Inc. (formerly Monaker Group, Inc.) until June 2020, when Monaker acquired HotPlay Enterprise Limited, shifting its focus to digital entertainment. Prior to this, Monaker’s core business was travel, primarily offering vacation rentals and Alternative Lodging Rentals (ALRs) through its booking platform. To support its travel services, Monaker also launched TravelMagazine.com, providing travel content for destination research. In January 2023, NextPlay spun off the NextTrip business, returning it to its founders to focus exclusively on travel. This resulted in NextTrip Group, LLC (“NTG”) operating the NextTrip travel business which was held in its wholly-owned subsidiary NextTrip Holdings, Inc. (“NTH”).

Impact of COVID and Technology Shift

The COVID-19 pandemic severely impacted travel, leading to widespread travel restrictions, border closures, and a steep decline in bookings. With travel operations halted, NTH concentrated on technology development, enhancing NTH’s booking engines, and expanding NTH’s online media platform, TravelMagazine.com, to help travelers research future trips. NTH also developed new features, including a platform for packaged vacations, wellness programs, and business travel management.

Acquisition of Bookit.com Asset

After separating from NextPlay, NTH acquired the technology assets of Bookit.com in June 2022 to strengthen our NXT2.0 booking platform. Before the pandemic, Bookit.com was a popular online travel platform, generating over $400 million in sales, but ceased to operate during the pandemic. Through this acquisition, NTH not only gained a proven booking technology but also a database of millions of opt-in users, key staff and relationships with hotel groups anxious to reopen this distribution channel.

Since 2022 and the acquisition of the Bookit.com assets, NTH has been focused on the integration of Bookit.com into the NXT2.0 technology platform, which serves as a base for current and future technology projects as well as proprietary system enhancements. Bookit.com had negotiated contracts and created API’s linking it to approximately 250 travel related companies, based on NTH’s diligence in connection with such Bookit.com acquisition. The travel product offerings included conglomerate travel suppliers such as Expedia as well as uniquely contracted rates with airlines, hotel chains, car rental companies, cruise lines, tour operators and travel marketing companies. The contracts were terminated upon the closure of Bookit.com; however, NextTrip was afforded access to the previously developed API’s that gave Bookit access to these significant travel products. The Company has begun the process of contacting these former suppliers in an effort to re-engage with them, and re-negotiate new contracts which were previously in place with Bookit.com. The reactivation of some of these contracts will both increase the Company’s travel product offerings and improve the current pricing, thereby increasing revenues through commissions on sales of product offerings. To-date, through its negotiations, the Company has strategically reactivated 12-15 of these contracts for Phase 1 of its product launch, ensuring top-tier rates and options in premier destinations in Mexico and the Caribbean. NextTrip has also secured a contract with Expedia which represents unique product inventory of more than 3 million lodging, air and tour product suppliers at exceptional rates to over 2,100 destinations in 200+ countries worldwide, based on information from Expedia. Additionally, the Company continues efforts to establish partnerships with additional hotel, air, cruise and excursion suppliers. which is the “supply” or “product” side of the NXT2.0 booking platform.

Through this strategic offering, we will focus on key areas of opportunity in the travel sector and drive enhanced booking conversion rates. Our proprietary technology, when combined with media, product offerings and customer service, provides a unique lane to serve mid- to luxury travelers.

Our strategy positions us to capitalize on key opportunities within the travel industry, combining proprietary technology with media, service offerings, and exceptional customer support to cater to mid- to luxury-level travelers.

Recent Developments

Forbearance Agreement

On December 9, 2024, the Company and NextTrip Holdings, Inc. (“NTH”), entered into a forbearance agreement (the “Forbearance Agreement) related to the issuance of certain contingent shares (the “Contingent Shares”) of Company common stock issuable upon NTH earning certain milestones as provided in that certain share exchange agreement (the “Share Exchange Agreement”) entered into by and among the Company, NTH and NextTrip Group, LLC (“NTG”), the sole stockholder of NTH, and the NTH shareholder representative, pursuant to which the Company acquired 100% of NTH (the “Acquisition”) in exchange for shares of Company common stock, (the “Exchange Shares”). As a result, NTH became a wholly owned subsidiary of the Company as of December 29, 2023 (the “Closing Date”).

Upon the closing of the Acquisition, the members of NTG were issued a number of Exchange Shares equal to 19.99% of the Company’s issued and outstanding shares of common stock immediately prior to the Closing Date. Under the Share Exchange Agreement, the NTG Sellers are also entitled to receive additional Contingent Shares, subject to NTH’s achievement of future business milestones specified in the Share Exchange Agreement.

Pursuant to the Share Exchange Agreement, whether a Milestone Event is met and the Contingent Shares are issuable is to be determined by the Company and NTH on a mutually agreeable date (each a “Milestone Payment Determination Date”) no later than thirty (30) days following notice by NTH to the Company that such Milestone Event has been met. If Contingent Shares are determined to be issuable, the Company is required to issue additional Contingent Shares within 60 days following each Milestone Payment Determination Date.

To date, no Contingent Shares have been issued. NTH believes, and the Company does not dispute, that 3 of the 4 milestones have been met as of the date hereof but that, as a result of delays with the Company’s Form S-1 registration statement and the Company’s pending initial listing application with Nasdaq (the “Regulatory Delays”), NTH has not sent formal notice to the Company because doing so without the approval of Nasdaq’s initial listing application could trigger a delisting and suspension of trading of the Company’s common stock on Nasdaq.

Due to the indefinite delays caused by regulatory matters and NTH desire to receive the Contingent Shares earned to date, NTH has expressed an intent to the Company to deliver formal notice that such Milestone Events have been met. However, due to the fact that such issuance could trigger consequences to all Parties involved, NTH and the Company have negotiated a Forbearance Agreement, whereby NTH agrees to forbear from issuing the Milestone Payment Determination Date notice until January 31, 2025 or earlier in the event of a default (the “Forbearance Expiration Date”) in exchange for an agreement by the Company that, if such Nasdaq initial listing application is not approved by such date that, (i) all such earned Contingent Shares will be issued withing five (5) business days of the Forbearance Expiration Date and (ii) all such board appointment rights will be exercised and such members will be approved within five (5) business days of the Forbearance Expiration Date.

Non-binding Letter of Intent to Acquire Luxury Travel Company Five Star Alliance

On November 5, 2024, we announced that we had signed a non-binding Letter of Intent (LOI) to acquire Five Star Alliance, an online luxury travel agency founded in 2004 and renowned for its curated collection of five-star luxury hotels and resorts worldwide. Five Star Alliance specializes in helping travelers discover and book the world’s top luxury hotels, offering personalized recommendations, competitive rates, and is known for world-class customer service. With a proprietary search engine that secures the best rates for thousands of 5-star hotels globally, the company also handles group travel bookings and high-end cruises.

Negotiations and due diligence with Five Star Alliance are ongoing and while the transaction is progressing; however, the parties have not yet agreed on definitive terms and it is uncertain as to whether such agreement will occur.

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

Results of Operations

Three Months Ended November 30, 2024 and November 30, 2023

During the three months ended November 30, 2024, we recognized revenue of $74,635, as compared to $205,789 in the same period in 2023, a decrease of $131,154, or 64%. The decrease was primarily due to reduced online marketing efforts, driven by limited funding, compared to the Black Friday campaign executed in the previous year, which significantly boosted visibility to our website.

The Company’s initial focus was to negotiate direct connectivity and fixed base pricing contracts allowing it to set its own pricing and margins. This flexibility affords the company the opportunity to both run specials that are highly competitive or simply adjust pricing to maintain competitiveness within its market. To supplement the supply of inventory, the Company has also negotiated contracts and enacted API links with Expedia and other established suppliers to provide significant additional content and product into our booking engine. The Expedia contract significantly increased our product offering, allowing us to cover other parts of the world, adding hotel properties worldwide, alternative lodging accommodations and Bed and Breakfast facilities resulting in roughly 3 million lodging accommodations. By integrating the products into our booking engine, the Company has the ability to set its own pricing by reducing its margins. While sales of these supplemental products through the NXT 2.0 booking engine carry lower margins versus directly contracted products, they greatly increase the NextTrip global offerings. These products help support the growth of specialty travel services like NextTrip’s Groups Bookings (i.e. destination weddings, conferences and conventions) which require additional concierge support and services that fall outside of typical online travel offerings.

Our cost of revenue for the three months ended November 30, 2024 was $76,751, as compared to $162,072 for the same period in 2023, a decrease of $85,321, or 53%. The decrease was primarily driven by lower sales resulting from reduced marketing efforts in the third quarter of 2024 as compared to the third quarter of 2023.

Our total operating expenses for the three months ended November 30, 2024 were $1,771,411, as compared to $1,274,820 for the same period in 2023, an increase of $496,591, or 39%. The increase was primarily attributable to the relaunch of the NXT 2.0 booking engine in March of 2024, as well as the integration of Sigma Additive Solutions, and the transition to public company status.

Salary and benefits costs were $690,524 for the three months ended November 30, 2024, as compared to $441,102 for the same period in 2023, an increase of $249,422, or 57%. The increase was comprised of an increase in salaries of $177,289 resulting from the conversion of booking engine contractors to full-time employees, as well as the addition of new accounting and development staff. an increase in taxes and benefits of $48,831, and an increase in stock appreciation rights of $23,302.

Stock-based compensation was $6,227 for the three months ended November 30, 2024, as compared to $0 for the same period in 2023, an increase of $6,227. This increase was a result of the assumption of employee stock options in connection with the reverse acquisition of Sigma Additive Solutions in December 2023.

We incurred general and administrative costs of $31,533 during the three months ended November 30, 2024, as compared to $104,878 in the same period in 2023, a decrease of $73,345, or 70%. The decrease was primarily the result of a decrease in rent expense of $42,814, a decrease in broker fees of $27,387, and a decrease in licenses and permits of $2,920.

We incurred marketing costs of $30,529 during the three months ended November 30, 2024, as compared to $141,618 during the same period in 2023. The decrease of $111,089, or 78%, was primarily due to a reduction of $113,004 in online marketing expenses during Black Friday, compared to the previous year, resulting from limited available funds in the current year, and a reduction of Travel Magazine costs of $19,100. Partially offsetting the decrease, was an increase of $21,015 in contract labor for operations and product management, email marketing and digital strategy, and hotel partner relations.

We incurred technology costs of $227,845 during the three months ended November 30, 2024, as compared to $56,669 during the same period in 2023. The increase of $171,176, or 302%, was primarily attributable to an increase of $40,350 in dues and subscription services for external travel services used in connection with our booking engine, a cloud database and software expenses to host the booking engine of $28,837, an increase in information technology services of $6,989, and an increase of $95,000 due to a service contract with Dooya Media Group as we prepare for the launch of Compass.TV

Professional service fees incurred during the three months ended November 30, 2024 were $517,760, as compared to $244,128 incurred during the same period in 2023, an increase of $273,632, or 112%. This increase was a result of: (a) an increase in investor relations expenses of $99,786 due to increased shareholder engagement initiatives; (b) an increase in accounting fees of $19,238 for audit and related financial services; (c) an increase in consultants contracted for services of $34,445 for management and administrative services related to the company’s media initiatives, special projects including establishing travel related partnerships, and maintenance and bug fixes with the booking engine; (d) an increase in legal fees of $44,163 related to our proposed capital raise; and (e) an increase in lending fees of $76,000 in connection with bridge loans.

Organizational costs for the three months ended November 30, 2024 were $40,030, as compared to $0 for the same period in 2023, an increase of $40,030. The increase resulted primarily from directors’ compensation, and shareholder services expenses including transfer agent fees, and filing services.

Depreciation and amortization expense for the three months ended November 30, 2024 was $148,803, as compared to $273,040 for the same period in 2023, a decrease of $124,237, or 46%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as compared to the same period in 2023.

Other operating expenses were $78,160 for the three months ended November 30, 2024, as compared to $13,385 for the same period in 2023. The $64,775 increase was primarily due to an increase in insurance expense of $66,770 and an increase in filing fees of $5,000; partially offset by a decrease in bank and merchant processing fees of $6,995.

In the three months ended November 30, 2024, we realized net other expense of $236,302, as compared to net other expense of $77,159 in the same period in 2023. The increase in net other expense of $159,143 was primarily due to an increase interest expense and the amortization of the debt discount associated with bridge loans obtained in the third quarter.

Preferred dividends for the three months ended November 30, 2024 were $10,688, as compared to $0 for the same period in 2023. The increase was due to dividends associated with outstanding shares of Series E convertible preferred stock assumed in the reverse acquisition of Sigma.

In the three months ended November 30, 2024, the net loss from continuing operations totaled $2,009,829 as compared to a net loss from continuing operations of $1,308,262 for the same period in 2023, an increase of $701,567

The net gain from discontinued operations of $566 for the three months ended November 30, 2024 was attributable to the settlement reached with a third party contractor related to an outstanding payable from Sigma Additive Solutions.

Our net loss applicable to common stockholders for the three months ended November 30, 2024, was $2,019,951, as compared to $1,308,262 for the same period in 2023, an increase of $711,689, or 54%. The increase was primarily attributable to an increase in operating loss from continued operations of $542,424, an increase in preferred dividends of $10,688, and an increase in other expenses of $159,143, partially offset by a net gain on discontinued operations of $566.

Nine Months Ended November 30, 2024 and November 30, 2023

During the nine months ended November 30, 2024, we recognized revenue of $417,926, as compared to $253,014 in the same period in 2023, an increase of $164,912, or 65%. The increase was primarily due to the implementation of the BookIt asset as well as the integration of Expedia into our booking engine, NXT 2.0. Expedia significantly increased our product offering from 12-15 hotel chains to over 250,000 properties worldwide, including hotels, resorts, and alternative accommodations.

The Company’s initial focus was to negotiate direct connectivity and fixed base pricing contracts allowing it to set its own pricing and margins. This flexibility affords the company the opportunity to both run specials that are highly competitive or simply adjust pricing to maintain competitiveness within its market. To supplement the supply of inventory, the Company has also negotiated contracts and enacted API links with Expedia and other established suppliers to provide significant additional content and product into our booking engine. The Expedia contract significantly increased our product offering, allowing us to cover other parts of the world, adding hotel properties worldwide, alternative lodging accommodations and Bed and Breakfast facilities resulting in roughly 3 million lodging accommodations. By integrating the products into our booking engine, the Company has the ability to set its own pricing by reducing its margins. While sales of these supplemental products through the NXT 2.0 booking engine carry lower margins versus directly contracted products, they greatly increase the NextTrip global offerings. These products help support the growth of specialty travel services like NextTrip’s Groups Bookings (i.e. destination weddings, conferences and conventions) which require additional concierge support and services that fall outside of typical online travel offerings.

Our cost of revenue for the nine months ended November 30, 2024 was $405,788, as compared to $203,524 for the same period in 2023, an increase of $202,264, or 99%. The increase was primarily attributable to the increase in sales from the launch of NXT 2.0 in the third quarter of 2024 as compared to the third quarter of 2023.

Our total operating expenses for the nine months ended November 30, 2024 were $5,207,359, as compared to $3,397,576 for the same period in 2023, an increase of $1,809,783, or 55%. The increase was primarily attributable to the relaunch of the NXT 2.0 booking engine in March of 2024, as well as the integration of Sigma, and the transition to public company status.

Salary and benefits costs were $1,946,035 for the nine months ended November 30, 2024, as compared to $1,209,658 for the same period in 2023, an increase of $736,377, or 61%. The increase was comprised of an increase in salaries of $600,736 due to the conversion of contractors to employees and new accounting and development staff, and an increase in taxes and benefits of $131,835 and an increase in SAR expense of $3,806.

Stock-based compensation was $36,463 for the nine months ended November 30, 2024, as compared to $0 for the same period in 2023, an increase of $36,463. This increase was a result of the assumption of employee stock options in connection with the reverse acquisition of Sigma in December 2023.

We incurred general and administrative costs of $80,764 during the nine months ended November 30, 2024, as compared to $302,936 in the same period in 2023, a decrease of $222,172, or 73%. The decrease was primarily the result of (a) a decrease in rent expense of $111,735; (b) a decrease in broker fees of $64,133; (c) a decrease in administrative fees of $36,469; (d) a decrease in telephone expenses of $6,915; and,(e) a decrease travel expenses of $4,436. Partially offsetting the decrease was an increase in licenses and permit fees of $1,516.

We incurred marketing costs of $238,065 during the nine months ended November 30, 2024, as compared to $232,157 during the same period in 2023. The increase of $5,908, or 3%, was primarily due to the ongoing maintenance for the relaunch of NXT 2.0Third party contracted marketing services increased by $95,605, partially offset by Travel Magazine costs that decreased by $17,563, and a decrease in marketing and advertising expenses of $72,954 due to absence of a Black Friday campaign this year

We incurred technology costs of $553,536 during the nine months ended November 30, 2024, as compared to $176,349 during the same period in 2023. The increase of $377,187, or 214%, was primarily attributable to an increase in dues and subscription services of $197,972 for external travel services used in connection with our booking engine, an increase cloud database and software expenses of $77,626 to host the booking engine, an increase in information technology services of $6,589, and an increase for a service contract with Dooya Media Group for $95,000.

Professional service fees incurred in the nine months ended November 30, 2024 were $1,413,660, as compared to $504,431 incurred during the same period in 2023, an increase of $909,229, or 180%. This increase was a result of: (a) an increase in investor relations expenses of $159,786 due to increased shareholder engagement initiatives; (b) an increase in legal expense of $207,659 related to our proposed public offering and bridge financings; (c) an increase in accounting fees of $129,748 for audit and related financial services; (d) an increase in consultants contracted for services of $336,036 for management and administrative services related to the company’s media initiatives, special projects including establishing travel related partnerships; and (e) an increase in lending fees of $76,000 in connection with bridge financings.

Organizational costs for the nine months ended November 30, 2024, were $149,219, as compared to $0 for the same period in 2023, an increase of $149,219. The increase resulted primarily from directors compensation, and shareholder services expenses including transfer agent fees, and filing services.

Depreciation and amortization expense for the nine months ended November 30, 2024 was $531,803, as compared to $940,930 for the same period in 2023, a decrease of $409,127, or 43%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as compared to the same period in 2023.

Other operating expenses were $257,814 for the nine months ended November 30, 2024, as compared to $31,115 for the same period in 2023. The $226,699 increase was primarily due to the additional cost for insurance of $190,850, an increase in merchant processing fees of $27,454, and an increase in filing and other fees of $8,395.

In the nine months ended November 30, 2024, we realized net other expense of $335,754, as compared to net other expense of $216,310 in the same period in 2023. The increase in net other expense of $119,444 was primarily due to an increase in interest expense associated with bridge loans and the amortization of the debt discount in the third quarter of 2024.

Preferred dividends for the nine months ended November 30, 2024 were $32,063, as compared to $0 for the same period in 2023. The increase was due to dividends associated with outstanding shares of Series E Preferred Stock assumed in the reverse acquisition of Sigma.

In the nine months ended November 30, 2024, the net loss from continuing operations totaled $5,530,975, as compared to a net loss from continuing operations of $3,564,396 for the same period in 2023. an increase of $1,966,579 in 2024,

The net gain from discontinued operations of $8,344 for the nine months ended November 30, 2024 consisted primarily of revenue of $14,731 from legacy Sigma customers, and a gain of $6,576 from the settlement of a trade accounts payable at a discount, partially offset by expenses of $12,963 consisting of legal expenses, termination of a subscription contract, and Sigma’s legacy investor relations website.

Our net loss applicable to common stockholders for the nine months ended November 30, 2024 was $5,554,694, as compared to $3,564,396 for the same period in 2023, an increase of $1,990,298, or 56%. The increase was primarily attributable to an increase in operating loss from continued operations of $1,847,135, an increase in other expense of $119,444, and an increase in preferred dividends of $32,063, partially offset by a gain from discontinued operations of $8,344.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of November 30, 2024, we had $15,385 in cash and a working capital deficit of $(4,869,586), as compared with $323,805 in cash and a working capital deficit of $(262,005) as of February 29, 2024. Additionally, at November 30, 2024, the amount due under our notes payable to related parties totaled $2,970,405.

Between December 1, 2024 and January 10, 2025, additional net related party advances under promissory notes totaled $16,667, and the aggregate outstanding principal balance of related party promissory notes as of January 10, 2025 was $1,174,131 after giving effect to repayments of $62,940 and the $1,750,000 of debt conversions on December 31, 2024.

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

On December 3, 2024, the Company sold a short-term promissory note to an existing note holder for total consideration of $100,000. The note has an original issue discount of $15,000. The note is payable in full on May 29, 2025, and may be prepaid by the Company at any time without penalty. In the event of default, the entire unpaid balance is immediately due and payable. In connection with the sale of the note, the Company issued a warrant to the investor to purchase up to 40,000 shares of common stock with an exercise price of $3.25. The warrant has a three-year term and expires on December 3, 2027.

On December 31, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 231,788 shares of Series J Convertible Preferred Stock at $3.02 per share, for total consideration of $700,000.

On December 31, 2024, the Company sold a short-term promissory note to an investor for total consideration of $1,000,000, with $500,000 funded to the Company on December 31, 2024, and $500,000 funded to the Company on or before January 15, 2025. The note bears 15% interest and such interest will be prepaid in the form of Series K Convertible Preferred shares with an exercise price of $3.02. Any unpaid principal is payable in full on the earlier of the date that the Company completes a financing of $5 million or more, or December 19, 2025. In the event of default, the remaining unpaid balance is due and payable immediately at the option of the investor. In connection with the initial funding of the note, the Company issued a warrant to the investor to purchase up to 500,000 shares of common stock with an exercise price of $4.00. The warrant is exercisable 50% on a cash basis and 50% on a cashless basis. The warrant has a three-year term and expires on December 31, 2027. Upon the second funding of the promissory note, the company will issue a second warrant to purchase up to 500,000 common shares on the same terms and conditions as the first warrant.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations for the nine months ended November 30, 2024 totaled $3,143,697, as compared to $2,265,048 during the same period in 2023, an increase of $878,649, or 39%. Net cash provided from discontinued operations totaled $8,344 for the nine months ended November 30, 2024, as compared to $0 during the same period in 2023.

During the nine months ended November 30, 2024, the net cash used in operating activities was the result of a net loss from continuing operations of $5,530,975 before preferred dividends, partially offset by changes in working capital of $1,661,732, and non-cash expenses of $725,546 related to depreciation and amortization of $531,803, amortization of debt discount of $157,280, and stock-based compensation of $36,463. Changes in working capital were driven by a decrease in accounts receivable of $18,329, a decrease in security deposits of $3,742 an increase in accounts payable and accrued expenses of $1,518,161, the issuance of preferred shares for third party services of $199,320, the issuance of common shares as commitment shares for the Company’s equity line of credit of $100,000, and the issuance of common shares as a deposit for a potential acquisition of $24,356, partially offset by increase in prepaid expenses of $152,452, and a decrease in deferred revenue of $49,724.

During the nine months ended November 30, 2023, the net cash used in operating activities was the result of a net loss from continuing operations of $3,564,396, partially offset by changes in working capital of $244,932, and non-cash expenses of $1,054,416 related to depreciation and amortization. Changes in working capital were driven by an increase in accounts payable and accrued expenses of $172,847 and an increase in deferred revenue of $116,761, partially offset by an increase in accounts receivable of $25,790, and an increase of $18,886 in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended November 30, 2024 was $468,751, which compares to $423,707 of cash used in investing activities during the same period of 2023, an increase of $45,044, or 11%. The increase resulted from an increase in capitalized software development costs during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended November 30, 2024 was $3,295,684, as compared to $2,952,029 for the same period in 2023. The increase of $343,655, or 12%, was due to an increase in advances from related parties of $1,807,850, the issuance of promissory notes for $863,556 to investors, and the issuance of preferred shares to investors for $290,000, partially offset by a decrease in the issuance of convertible notes of $2, 617,751.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the first six months of the year, management implemented several enhancements to its control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), including, but not limited to, establishing a monthly financial closing process, implementing account reconciliations, ensuring proper segregation of duties, and implementing new financial control software. These enhancements were completed by August 31, 2024.

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 30, 2024, we had $15,385 in cash and a working capital deficit of $4,869,586. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

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

On September 19, 2024, the Company issued 32,786 shares of common stock to Alumni Capital as commitment shares related to its $10 million equity line of credit.

October 1, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 66,225 shares of Series I Convertible Preferred Stock, at $3.02 per share, resulting in gross proceeds to the Company of $200,000.

On October 25, 2024, the Company issued 8,065 shares of common stock to Five Star Alliance LLC in connection with executing a non-binding letter of intent as a deposit towards a potential acquisition.

On December 16, 2024, the Company issued 28,281 common shares to Out of the Box Capital Inc. in connection with investor relations services.

On December 31, 2024, the Company entered into a securities purchase agreement (the “Series J Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of 297,788 restricted shares of newly designated Series J Nonvoting Convertible Preferred Stock of the Company (the “Series J Preferred”), (the “Series J Offering”) at a purchase price of $3.02 per share.

On December 31, 2024, the Company issued 60,595 shares of its newly designated Series K Convertible Preferred Stock at $3.02 per share to investors as prepaid interest in connection with two bridge loans.

On December 31, 2024, the Company issued 165,562 and 413,907 shares of its newly designated Series L Convertible Preferred Stock at $3.02 per share to Messrs. Kerby and Monaco, respectively, in connection with their conversion of promissory notes.

On December 31, 2024, the Company issued 133,278 shares of its newly designated Series M Convertible Preferred Stock at $3.02 per share to an investor in connection with the conversion of promissory notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended November 30, 2024, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

4.1	Warrant by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated by reference herein).
10.1	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).
10.2	Promissory Note by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).
10.3	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 25, 2024, and incorporated herein by reference).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document with Embedded Linkbase Documents.
101.SCH	Inline XBRL Schema Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

January 14, 2025	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

January 14, 2025	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

