Form 10-K
period 2025-02-28
NextTrip, Inc.
filed 2025-05-29
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 28, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number: 001-38015

NEXTTRIP, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1865814
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on August 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,817,106. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes.

The number of outstanding shares of the registrant’s common stock as of May 28, 2025 was 7,653,525.

Documents incorporated by reference: None

NEXTTRIP, INC.

FORM 10-K — FISCAL YEAR ENDED FEBRUARY 28, 2025

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including any documents which may be incorporated by reference into this Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of these provisions, including, but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this document are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements are subject to inherent risks and uncertainties, including any other factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Certain factors that may have a direct bearing on our operating results are described under “Risk Factors” and elsewhere in this Report.

PART I

ITEM 1. BUSINESS.

Overview

NextTrip, Inc. (the “Company,” “NextTrip,” “we,” “us” and “our”) is an early-stage, technology-driven travel company developing an integrated travel booking and media platform designed to connect leisure, group and business travelers to the world. Our travel booking platform is powered by our proprietary NXT2.0 booking engine, which offers extensive inventory, supporting both travelers and distributors with a platform for curating personalized experiences and efficient trip planning and booking. We market our travel services through several core brands including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury and cruise bookings) and NextTrip Business (small-to-mid-sized corporate travel) and differentiate our platform through specialty features, including specialized widgets for groups (the “Groups Platform”) and travel agents (the “Travel Agent Platform”) and PayDlay, a delayed payment booking option. Complementing our booking engine are our media properties, including Journy.tv, Compass.tv and Travel Magazine, which provide destination content that we believe will drive high-intention traffic into our booking funnel and, over time, constitute a separate high-margin advertising revenue stream.

Because we are at an early stage of commercial development and have only nominal revenues to date, our ability to implement our business plan depends on our ability to successfully expand our supplier relationships, attract customers, and secure adequate capital to fund marketing and future product development. There can be no assurance that we will be able to do so.

By integrating our media properties with our travel booking platform, our ambition is to build a next-generation travel solution for consumers, allowing them to better research and explore desired travel destinations. To accomplish this, we will be using content from ours and others’ media platforms featuring travel videos, blogs and articles along with access to curated travel products from our strategic partnerships, all supported by our technology and call center agents. Upon full integration of our travel and media platforms, we believe our offers will both inspire and empower consumers to make informed choices when booking. This contrasts with the existing online travel agency (“OTA”) model that focuses on volume bookings with little to no service support.

NXT2.0 – Our Integrated Travel Booking Platform

At the core of our business is our proprietary, direct-to-consumer NXT2.0 travel booking engine, which has been continually enhanced and developed through a series of acquisitions of a variety of media and travel assets. NXT2.0 powers several websites, including our main leisure site, nexttrip.com, and fivestaralliance.com, our widgets for The Groups and Travel Agent Platforms, as well as providing travel booking solutions for our media hubs, Journy.tv, travelmagazine.com and Compass.tv. We serve both leisure and business travelers by offering them access to travel blogs, videos and concierge assistance to aid in planning travel, coupled with our proprietary booking platform for the direct purchase of flights, hotels, vacation homes, cruise, tours, and other travel products. Our content includes destination guides, maps and travel tips, designed to help travelers plan memorable trips and book those trips on our travel platform.

Development of the Platform

Prior to the COVID-19 pandemic, NextTrip (then known as Monaker Group) ran its travel business, which included the sale of vacation rentals, and in particular, alternative lodging rentals (“ALRs”), to consumers through its proprietary booking engine (NXT1.0). In June 2022, NextTrip acquired the Bookit.com booking engine with a plan to integrate Bookit.com’s technology into NextTrip’s existing booking platform to create NXT2.0. The acquisition of the Bookit.com asset included the Bookit.com booking engine, customer lists, all content associated with hotel and destination product in the booking engine, including pictures, hotel descriptions, restaurant descriptions, room descriptions, amenity descriptions, destination information, and source code related thereto, as well as all contracts and agreements of Bookit.com. Previously, the acquired technology powered the Bookit.com business, a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic). As part of the acquisition of the assets of Bookit.com, NextTrip was not only able to acquire a proven technology platform that could be integrated with its core travel sectors, but it was also able to secure the Bookit.com database with millions of past travelers and opt-in consumers. The combination of technology and infrastructure, travel contracts and property details and traveler data helped drastically accelerate NextTrip’s potential capabilities.

Since 2022, we have been focused on the integration of Bookit.com into the NXT2.0 technology platform, which serves as a base for current and future technology projects as well as proprietary system enhancements, as well as the development of additional specialized features and core brands. One of the key areas of focus related to integrating application programming interfaces (“APIs”) into the NXT2.0 technology platform. This process involves first identifying travel providers, negotiating relevant contracts, obtaining API keys and agreeing to terms of use. NextTrip developers then write code to connect the APIs into the NXT2.0 platform, map and normalize the relevant data and then complete the front-end user interface integration. As part of the acquisition of the Bookit.com assets, NextTrip was afforded access to approximately 250 third-party travel suppliers with previously developed APIs that gave Bookit.com access to these significant travel products. Although the relevant contracts were terminated when Bookit.com was closed during the COVID-19 pandemic, NextTrip acquired all the data, tools and APIs to re-approach such travel providers for a seamless re-launch of previously existing product offerings, which helped to accelerate NextTrip’s entry into a wide range of markets.

We launched our platform in May 2023 with limited listings. Since then, we have scaled by adding strategic product suppliers resulting in over four million hotel properties, vacation rental homes and cruise products, giving NextTrip a comprehensive global leisure travel inventory base.

Travel Products and Services

As with many OTAs or booking engines in the travel industry, a travel booking platform is the technological foundation of the business. The key to operating and scaling the NXT2.0 booking engine is to add inventory and products to the platform to generate sales and revenues to NextTrip. Inventory and product offerings are not all created equal and consist chiefly of (1) direct contracts, which are negotiated directly with the travel provider and generally generate higher gross margins to the platform, and (2) third-party API content, which is lower margin but can drastically broaden inventory and support the integration of specialty products and features which leads to cross-selling and additional revenue to the Company.

Our Direct Contract Strategy

Our initial focus was to negotiate direct connectivity and fixed base pricing contracts with hotels and travel suppliers and to integrate the products into the NXT2.0 booking engine. This allowed us to set our own pricing and control our margins for the leisure and vacation travel products. This flexibility affords us the opportunity to run specials on travel offerings that are highly competitive but will require additional funding to support comprehensive marketing and awareness campaigns to attract new customers. Until this happens, we are working to target customers with low dollar marketing campaigns in the leisure travel space, as well as pursuing strategic partnerships and specialized travel offerings (e.g. Groups Platform), while maintaining competitiveness within our marketplace through adjustment of pricing.

On April 3, 2025, we announced once such direct partnership with Intimate Hotels of Barbados (“IHB”), a collection of over 35 independent hotels and vacation rentals. NextTrip will serve as the official booking engine for IHB, providing a fully integrated travel portal and customized packaging tools directly on the IHB website.

Our Inventory Expansion and API Strategy

To supplement the supply of higher margin direct inventory and to allow us to grow our specialized features, including business as well as our Groups and Travel Agent platforms, we first started tapping into previously existing Bookit.com inventory and negotiated contracts for travel products that can be imported to our NXT2.0 booking engine via API links over the last 12 to 15 months. This inventory can come in many forms with differing pricing models. Major suppliers include Expedia (accessing their worldwide hotel product), Nuitée (accessing both Hotel and Vacation Rental Homes), Global Distribution Systems (for access to luxury hotels and activities), and Signature Vacations (via Five Star Alliance for access to all major cruise lines). These established suppliers provide us with significant additional content and product in our booking engine. Although such products are not unique to NextTrip, we believe we have achieved the necessary depth and breadth of travel market inventory (i.e. over four million hotels and vacation rental homes worldwide as well as cruise and vacation activities products) through these major suppliers to better utilize our specialty features and develop a foundation upon which to further obtain and launch higher-margin direct inventory.

The foundation of our inventory strategy began via the Bookit.com acquisition and access to Expedia’s worldwide hotel product and related APIs. We continued that strategy recently with the announcement of a strategic partnership with Nuitée, a premier global hotel API provider. Through this collaboration, we are strategically integrating Nuitée’s extensive lodging portfolio, featuring up to 1.5 million properties, into our travel booking platform.

We further expanded our product offerings in the luxury travel and cruise industries with our recent acquisition of Five Star Alliance. Founded in 2004, Five Star Alliance is a premier luxury travel agency known for its curated collection of over 5,000 five-star hotels and resorts worldwide. Five Star Alliance offers personalized recommendations, high-end travel solutions, a proprietary booking engine and established relationships with premium travel providers, resulting in an industry coveted 4.9-star Trustpilot rating. These combined offers have resulted in monthly site visits from over 400,000 viewers and are expected to align seamlessly with NextTrip’s technology-driven approach. See “Recent Developments – Acquisition of Five Star Alliance” for more details on the transaction.

Core Product Offerings

NextTrip’s offerings include a mixture of direct contracts and third-party API content which span leisure and business travel, alternative lodging, wellness travel, and media solutions, engaging customers throughout their travel journey with both individual and packaged options. One of the key pillars of the NextTrip ecosystem is NextTrip Vacations, which is our core platform, powered by NXT2.0, delivering seamless booking and customizable travel options across airlines, hotels, cruise, ground activities, and more. NextTrip has enhanced its offerings to include luxury travel products and services with the acquisition of Five Star Alliance, providing travelers with curated packages and detailed trip planning information through an intuitive booking system and/or its concierge help desk. Such additional product offering highlights include:

●	NextTrip Leisure – A robust booking engine providing customized vacation packages, flights, hotels, tours, wellness vacations, cruise and group travel options.

●	NextTrip Luxury & Business – Five Star Alliance provides access to over 5,000 luxury hotel properties worldwide featuring booking, expense reporting, concierge services, and 24/7 support.

●	NextTrip Cruises – a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

●	NextTrip Solutions – A suite for product management and white-label solutions, including property management, vacation rentals, and a portal to support travel agents – the Travel Agent Platform.

●	NextTrip Media – Travel Magazine, Journy.tv and Compass.tv offering travelers inspiration and information through articles, videos, and immersive digital experiences. This will include personalized travel content for users to explore and share with friends and family.

NXT2.0 Platform Features

Existing Features

Our marketplace at nexttrip.com offers tools for browsing and comparing flights, hotels, tours, cruises and activities. Additionally, we allow travelers to defer payments on select vacation packages with our proprietary PayDlay program. PayDlay allows travelers to purchase travel with a small deposit and make subsequent payments between purchase and the week before travel. Registered NextTrip travelers can manage bookings, receive updates on special offers, and subscribe to newsletters with travel tips and destination highlights. Security is a priority, with rigorous content screening and Payment Card Industry compliance to safeguard customer information.

NXT2.0 equips travelers with a seamlessly integrated planning and booking ecosystem that begins with inspiration and ends well after the trip is complete. Within a personalized profile, users can explore a curated library of videos and editorial content tailored to their interests, earmark preferred destinations and activities for future reference, and lean on a dedicated concierge team for travel planning support. When it comes time to confirm arrangements, travelers may transact digitally through the platform’s intuitive booking engine or speak directly with a call-center specialist, all while enjoying the flexibility of proprietary payment tools such as PayDlay, which allows for manageable installments without compromising travel dates or inventory.

Beyond the individual traveler, NXT2.0 delivers distinct competitive advantages through exclusive supplier partnerships that unlock preferential rates and targeted promotions. Its robust technology stack seamlessly supports group bookings for both corporate and leisure itineraries and offers a specialized interface for professional travel agents via the Travel Agent Platform, ensuring efficient management of complex, multi-passenger reservations. Comprehensive customer support persists from the moment of inquiry through the post-travel experience, demonstrating NXT2.0’s commitment to end-to-end service excellence and sustained traveler satisfaction.

The Travel Agent Platform has reached the minimum viable product stage of development by capitalizing on the former technology and relationships from NextTrip’s Bookit.com booking engine acquisition as well as attracting significant new travel supplier partnerships through Five Star Alliance. These combined purchases have given NextTrip the needed product breadth to be able to launch a competitive travel agent program by mid-year 2025. The Company currently has over 150 travel agents helping with its beta testing.

The Groups Platform initial version has been launched. It provides users with a solution for more complex travel needs such as conferences, conventions and destination weddings through our group’s widget. This is an underserved and emerging market. Initial results are promising, as the Company completed several group bookings on the Groups Platform in the first 60 days from leads generated by Five Star Alliance.

Features in Development

As NextTrip executes its business model by increasing its inventory base and expanding key partnerships, it plans to launch a series of additional features designed to benefit its users. We intend to further integrate NextTrip’s media features with its booking system, bringing together travel content and itinerary management in one interface. The “My Journy” personalized travel-planning magazine is intended to provide editorial features, destination information, and user-specific offers based on analysis of past searches and bookings. By including this content in the booking process, NXT2.0 aims to turn browsing into bookings more efficiently and give suppliers better opportunities to promote their products.

NextTrip also plans to introduce a multi-level Rewards program that gives benefits for repeat bookings, using different channels, and social interactions within the platform. A planned group chat and sharing feature will let families, friends, and corporate groups work together on itinerary changes in real time. These developmental features are designed to encourage customer loyalty and keep users engaged with NXT2.0. An AI-powered travel assistant is in development which is intended to provide recommendations, price alerts and support, offering services usually found in premium travel agencies in a digital format.

Following the initial launch of the Travel Agent Platform, NextTrip is continuing development on new tools for travel agents. With new product options like cruises, wellness retreats, and extra experiences, NXT2.0 aims to attract more leisure and business travelers. These updates are intended to boost user engagement, speed up bookings, and increase customer value, while giving NextTrip a competitive edge through technology and personalized data.

Technology and Infrastructure

Our websites are hosted using cloud services distributed globally across multiple regions. Our system’s architecture has been designed to manage increases in traffic through additional computing power without making software changes. Our cloud services provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to its hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers. We have developed and use internal policies and procedures to protect the personal information of our travelers using our websites that we collect and use as part of our normal operations. Access to NextTrip’s networks, and the servers and databases on which confidential data is stored, is protected by industry standard firewall and encryption technology. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

NextTrip Integrated Media Solutions

In addition to the key features, robust inventory, and focus on underserved market opportunities like groups and travel agent bookings, a key differentiator benefiting the growth and development of our NXT2.0 booking engine is our media strategy which, when fully integrated with NXT2.0, is intended to offer a comprehensive travel and media ecosystem designed to guide and support consumers throughout their travel experience from inspiration to booking, to travel to sharing the journey on social media.

NextTrip leverages its media brands—TravelMagazine.com, Compass.tv, and Journy.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. The strategy includes generating content marketing and inspiration, integrating booking opportunities into that content and generating feedback from such advertising data to better target and identify travel interests and intent, which is intended to lead to growing brand trust and authority and future partnerships and opportunities for sponsored advertising content.

By combining engaging travel content with seamless booking technology and targeted marketing, NextTrip’s media brands serve as both inspiration engines and direct booking channels. This holistic approach helps capture travelers at every stage of the decision-making process, ultimately driving more bookings through the NXT2.0 platform and independent advertising revenue.

Key Media Brands and Partnerships

Travel Magazine

TravelMagazine.com is our media hub. It is an online travel publication that provides articles, guides, tips, and inspiration for travelers. The website features content on destinations, travel experiences, hotel and restaurant recommendations, and general travel advice. Its audience includes both casual vacationers and more seasoned travelers seeking ideas and information for their next trip. Coming soon is “My Bucket List,” a platform where travelers can create and share personalized travel lists, supported by booking features and local insights.

Compass.tv and Journy.tv

Compass.tv was launched in Fall 2024, as an AVOD (Advertising-based Video on Demand) platform designed to provide streaming television content, often focusing on live and on-demand programming. Compass.tv offers over 1,200 hours of travel content including key travel influencers with millions of followers.

In April 2025, the Company acquired Journy.tv, a Free Ad-Supported Streaming TV (“FAST”) Channel that specializes in travel, adventure, and culture-focused content. It is designed for viewers who are passionate about exploring the world, learning about different cultures, and experiencing unique destinations through high-quality video programming. Journy.tv has contracts with key platforms including Samsung TV Plus and Plex.

In combination, these platforms have 17 million viewers, and will be combined with multiple influencers that have millions of additional followers on social media platforms. These influencers are being offered a new way to engage their audiences by using NextTrip travel offerings that can be customized to be highly complementary to their adventures. We will begin to target travel promotions on Journy.tv as well as destination centric vacation products on Compass.tv. Additionally, the Company has launched Compass.tv Apps for iPhone and Android, as well as targeted expansion through dedicated CTV apps. Using artificial intelligence, Compass.tv intends to personalize content, convert blogs into videos, and enable users to create their own custom travel channels.

Promethean

Promethean is our proprietary interactive video overlay platform which is intended to drive ad revenue and facilitate content-to-commerce integration. The Company purchased a perpetual license from Promethean TV, Inc. and is integrating this platform into Compass.tv and Travel Magazine’s video content with interactive overlays that allow users to book travel directly from their screens.

Leap Media

In December 2024, NextTrip announced its collaboration with Leap Media Group, a respected leader with over 35 years in TV advertising, media planning and buying, to support the launch of advertising on Compass.tv by delivering branded entertainment content and advertising seamlessly across its platform, supported by targeted media strategy designed to optimize revenue well delivering high quality content to travel enthusiasts.

Blue Fysh

In February 2025, the Company and Blue Fysh Holdings Inc. (“Blue Fysh”) entered into a share exchange agreement creating minority ownership positions between the entities, as part of their mutual efforts to work together to expand each company’s business opportunities. See “Recent Developments – Blue Fysh Share Exchange” for more details on the transaction.

Blue Fysh is focused on creating and implementing digital and network solutions that connect people to brands in the places they live, love and work. Blue Fysh has implemented thousands of digital installations in diverse environments, enabling media content clients to deliver compelling marketing solutions that connect brands with consumers in high traffic environments.

The strategic partnership between NextTrip and Blue Fysh is intended to focus on:

●	Expanded audience reach integrating NextTrip’s FAST Channel (Compass.tv), media platform (TravelMagazine.com), and travel products platform (NextTrip.com) with Blue Fysh’s expertise in digital OOH solutions throughout North America;

●	Increased advertising revenue by leveraging their combined media assets, to enhance their ability to broaden reach, deployment, and higher expected advertising fees, providing greater value to advertisers and stakeholders;
●	Enhanced sales efforts with NextTrip utilizing Blue Fysh’s strategic sales relationships to contribute advertising sales across NextTrip’s media platforms; and
●	Increased Brand Awareness as a result of Blue Fysh’s media relationships and digital displays to help create flash marketing campaigns to raise awareness of NextTrip and highlight NextTrip’s travel products and services as well as its media properties, Compass.tv, Journy.tv and Travel Magazine.

Revenue Strategy and Development of an Integrated Travel and Media Ecosystem

NextTrip’s revenue strategy and business model focuses on integrating its Media and Travel divisions, offering users a comprehensive ecosystem designed to guide and support them throughout the travel experience. Presently, NextTrip generates revenue through two core methods: travel bookings and advertising revenue.

Travel Bookings and Related Services

NextTrip, like many OTAs and travel platforms, can generate revenue through a variety of channels. The specific mix depends on the continued development of our platform, execution of our business model, partnerships, and the types of services we offer at any given time.

Product sales are generally structured either: (1) as a set commission on the sale of a travel product whereby the supplier or wholesaler controls the pricing (as is the case with the majority of Five Star Alliance products), or (2) through a direct, negotiated contract between product supplier and the Company (as is the case with the majority NextTrip’s products) which allows the Company to set its own retail pricing based upon market forces and a need to maintain a markup above its fixed cost. Commission-based travel products are generally lower margin than directly negotiated travel products.

The flexibility of directly negotiated contracts affords the Company the opportunity to both run specials that are highly competitive but result in low margins, or to simply adjust pricing to maintain competitiveness within its market. Key factors that affect revenues and profitability include competitive market pressures from other travel suppliers and distributors, variable contract terms, marketing budget to create awareness, and seasonality.

Leisure travel bookings currently generate the majority of our nominal revenues. This includes the sale of travel products such as airline tickets, hotel rooms, and cruises as well as travel services such as travel insurance and ground activities. While we believe this revenue can be accelerated with an enhanced marketing budget, management has largely focused on supplements to its travel offerings by including travel technology products such as our Travel Agent and Groups Platforms.

Additionally, offering concierge-level customer support, trip planning assistance or other premium features can provide peace of mind and added convenience and may result in premium service fees added to the cost of booking, which represents direct revenue for NextTrip.

Advertising

The Company is building its own media and advertising ecosystem through Travel Magazine, Journy.tv and Compass.tv. These media platforms are designed to allow users to explore and educate themselves on travel. The revenue strategy in the media division is two-pronged: (1) as the number of viewers/users grows, it drives the advertising rates the Company can charge third-parties to promote travel products and services to our audience and (2) outside of the direct advertising dollars generated from our media platforms which are expected to become a key driver of higher margin revenue than those earned from travel product sales, but as the audience grows it will provide additional opportunities for NextTrip to promote its own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

To drive this initiative, the Company has entered into partnerships with Travel Spike and Leap Media Group, respected leaders in the travel category with decades of experience in TV advertising, media planning and buying. Compass.tv is now equipped to deliver branded entertainment content and advertising seamlessly across its platform, supported by targeted media strategy designed to optimize revenue well delivering high quality content to travel enthusiasts.

Development of Integrated Revenue Model – Strategy and Current Status

As the Company is still in the developmental phase of its commercial operations and has thus far realized only nominal revenues, the successful execution of our business strategy is predicated upon our capacity to broaden and deepen our supplier base, cultivate and maintain a robust customer network, and obtain adequate financing to underwrite our marketing initiatives and continued product development. There can be no assurance that we will be able to accomplish any of these objectives.

NextTrip is in the early stages of development and roll out of its comprehensive travel and media model. While the products introduced to date (See above “NXT2.0 Platform Features – Existing Features”) are now functional and responsible for the current, nominal revenue generation of the Company, the corresponding revenue streams are currently both small and unpredictable relative to the established travel industry leaders.

While our core marketing initiatives have been handicapped due to budget constraints, we have undertaken limited promotions focused on higher margin products, in sought after vacation regions like Mexico and the Caribbean. Recognizing these marketing budget restraints, we focused our efforts on expanding our product offering globally with major suppliers, including Expedia and Nuitée, among others. Management believes this was a critical step to allow for the launch and promotion of specialty travel services like NextTrip’s Groups Platform (i.e. destination weddings, conferences and conventions), NextTrip Travel Agents Platform and business-focused travel offerings. These types of programs require unique technologies, broad global inventory offerings, and specialized servicing. Key to this development is the fact that the platforms fall outside of the typical OTA business model, thereby justifying the supply of travel products from large OTAs, which in turn supports our platforms while being mutually beneficial to both parties.

Our ability to capitalize on existing travel technology platforms is severely restricted due to the lack of funding to drive marketing programs. Enhancements to the existing platforms along with the introduction of new programs under development (See above “NXT2.0 Platform Features – Features in Development”) are needed to complete the model. The timeline to complete these programs is dependent upon our ability to raise capital; however, we believe that most programs can be delivered within 180 days of obtaining such necessary funding. Once fully functioning, we believe the model will deliver accelerated growth as its “conversion technology” focuses on underserved areas in the travel sector utilizing platforms (i.e. PayDlay, Groups bookings and Travel Agents) that are not well serviced by the major travel industry leaders. Additionally, we have introduced engagement and media solutions (i.e. Journy.tv, Compass.tv and Travel Magazine), allowing users to better plan future travel. We believe a natural extension of providing users with media solutions to assist with travel planning will further the development and growth of a NextTrip ecosystem. This ecosystem is expected to assist NextTrip in reducing external marketing expenditures while creating a new revenue channel from targeted and timely advertising designed to assist users in their travel planning. Upon completion of the NextTrip model, the Company expects to drive revenues from travel solutions outside of the focus of major travel competitors as highlighted in the table below.

Key factors that affect revenues and profitability beyond securing access to inventory (whether wholesale, supplier-controlled or directly-negotiated) include competitive market pressures from other travel suppliers and distributors, as well as the funding needed to enact a large enough marketing budget to create awareness. While marketing budget constraints have delayed the launch of an aggressive advertising campaign designed to scale travel sales, the Company’s management addressed the issue by shifting focus to building an audience through media platforms it could control. This included the rebuilding of the Travel Magazine website as well as the launch of Compass.tv with over 1,200 hours of travel content, both properties able to attract and harness content creators and influencers, each with several million followers. Key to engaging with these travel influencers was the exclusive license of the Promethean platform, due to be implemented in the Company’s second fiscal quarter of 2026, which allows for targeted advertisements to be inserted as overlays onto video content. The advertising does not interfere with viewing but enables sales of travel products complementary to the viewers selected programs, including the potential to immediately make a booking. This key feature means the Company, its influencers, viewers and advertisers all benefit through a call to action, showcasing the right product at the right time.

To accelerate viewership and distribution, the Company acquired Journy.tv in April 2025 from Ovation LLC. The acquisition included original travel shows, carrier agreements and a viewing audience of over 17 million travel enthusiasts in 2024. By combining Compass.tv, Journy.tv and Travel Magazine, NextTrip’s media division has a critical audience in the lucrative North American market, large enough to attract endemic and programmatic advertisers. Advertising revenue is expected to be further enhanced when the Promethean interactive overlay technology is introduced, allowing users to transact on calls of action presented on the video stream.

The media team benefits from a range of partners and vendors engaged in driving its potential advertising revenues, from online behemoths such as Magnite to travel industry experts such as Leap Media and Travel Spike, providing both programmatic and direct advertising sales around our channels. As the number of viewers/users grows, it not only determines the CPMs (or advertising rates) the Company can charge, but it should also provide additional opportunities for us to promote our own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers. Management believes the development of this ecosystem not only affords access to travelers but also opens up a higher margin advertising revenue stream not previously available. The Company is also engaging Save Your Day Films, a London-based production company celebrated globally for award-winning factual programming and captivating travel content, as an in-house production partner to deliver exclusive content as part of Media strategy, driving traffic, cross-promotional opportunities and licensing revenues.

In order to capitalize on this recent acquisition, the team are engaging PR Firms like FINN, and marketing teams like Jungle Creations to accelerate channel awareness and audience growth, while exploring opportunities for global distribution with other FAST channel providers such as Vizio and Whale.tv.

Though each division can independently drive revenue through their respective channels, we intend to create additional value by bringing the divisions together to create an engaging consumer-focused ecosystem. Today, we have media and travel operations that largely run independently but are working towards integrating the platforms to seamlessly move customers from one portion of the ecosystem to the next, with the ultimate goal of influencing a travel purchase decision.

As such, the key initiative the Company intends to focus on for the balance of 2025 is to complete technological integration between our media and travel divisions. While both divisions have reached a minimum critical mass levels to allow us to deploy programs, our ability to grow our nominal revenues will be directly tied to leveraging our media audience through interactive technology, into our travel platforms to deliver impactful and personalized travel solutions. To accomplish this, we will need to complete the build out of a personalized social media platform linking the media and travel products which will be called “My Journy”. We believe this platform will become the core of the NextTrip consumer base as it will provide users a platform where they can explore, share and seamlessly move from one portion of the ecosystem to the next, with the ultimate goal of influencing a travel purchase decision.

As we move into the future, NextTrip intends to add additional revenue streams, including more diversified, exclusive products from around the world, niche travel segments, technology licensing and enhanced media advertising opportunities.

Competition

The U.S. travel market is highly competitive and rapidly evolving. The markets are dominated by a few key distributors, which has caused suppliers to look for viable alternatives that would diversify their business mix.

Our competition, which is strong and increasing, includes online and offline travel companies that target leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. These companies include Expedia, Booking.com, TripAdvisor, Sabre Corp., TravelZoo and AirBnb. We are an early-stage company with nominal revenues. Though we do consider these companies competitors, they are all much larger and more advanced in development than our current offerings and we may be unable to raise sufficient capital or develop our technology at such a rate to compete for meaningful market share. In some cases, competitors are offering more favorable terms and improved interfaces to suppliers and travelers, which makes competition increasingly difficult. Also, in some cases, we offer larger, conglomerate wholesale product offerings like Expedia on our site for booking at a lower commission, which is common in the industry. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.

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

Our key proprietary software platforms and systems include our booking engine, NXT2.0, which we enhanced through our acquisition and subsequent integration of the Bookit.com assets; the group travel booking platform, which allows for efficient and streamlined travel planning and booking for travel groups of five or more; PayDlay technology, which allows travelers to book a trip for as little as $1.00 down and pay over time with no interest; Travel Magazine, which offers tools to create personalized travel using video, blogs, reviews, tourism boards and planned AI planner; and our FAST TV channels, Compass.tv and Journey.tv, which aim to inspire audiences by highlighting the world’s best travel experiences and offering viewers a rich source of inspiration for planning their next journey.

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

● Regulation of the Travel Industry: Our business is impacted by travel-related regulations such as local regulation of the use of alternative accommodations. Local jurisdictions around the world have instituted a variety of measures to address the issues of “overtourism” and the impact of tourism on the climate. As our business evolves, we expect to become subject to existing and new regulations. For example, some parts of our business are already subject to certain requirements of the US Department of Transportation (“DOT”), and as our offerings continue to diversify and expand, we may become subject to additional requirements of regulatory agencies across the world.

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

Organizational History

Reverse Acquisition of NextTrip Holdings

On October 12, 2023, the Company (formerly known as Sigma Additive Solutions, Inc.) entered into a Share Exchange Agreement with NextTrip Holdings, Inc. (“NTH”), NextTrip Group, LLC (“NTG”) and William Kerby (the “NTH Representative”), pursuant to which the Company acquired NTH (the “NextTrip Acquisition”) in exchange for shares of our common stock, which we refer to as the Exchange Shares. The NextTrip Acquisition was consummated on December 29, 2023. As a result, NTH became a wholly owned subsidiary of the Company.

Upon the closing of the NextTrip Acquisition, the shareholders of NTG (collectively, the “NTG Sellers”), were issued a number of Exchange Shares equal to 19.99%, or 156,007 shares, of our issued and outstanding shares of common stock immediately prior to the closing. Under the Share Exchange Agreement, the NTG Sellers were entitled to receive additional shares of our common stock, referred to as the Contingent Shares, subject to NTH’s achievement of future business milestones (the “Milestone Events”) specified in the Share Exchange Agreement as follows:

Milestone Event	Date Earned	Contingent Shares	Status as of the date of this Prospectus
Launch of NTH’s leisure travel booking platform by either (i) achieving $1,000,000 in cumulative sales under its historical “phase 1” business, or (ii) commencement of its marketing program under its enhanced “phase 2” business.	As of a date six months after the closing date	1,450,000 Contingent Shares	Achieved. Marketing program under “phase 2” has commenced.

Launch of NTH’s group travel booking platform and signing of at least five (5) entities to use the Groups Platform.	As of a date nine months from the closing date (or earlier date six months after the closing date)	1,450,000 Contingent Shares	Achieved. Five groups have been contracted to use the Groups Platform.

Launch of NTH’s Travel Agent Platform and signing up of at least 100 travel agents to the platform (which calculation includes individual agents of an agency that signs up on behalf of multiple agents).	As of a date 12 months from the closing date (or earlier date six months after the closing date)	1,450,000 Contingent Shares	Achieved. The company has signed up more than 175 travel agents to its Travel Agent Platform.

Commercial launch of PayDlay technology in the NXT2.0 system.	As of a date 15 months after the closing date (or earlier date six months after the closing date)	1,650,000 Contingent Shares, less the Exchange Shares issued at the closing of the Acquisition	Achieved. PayDlay has been commercially launched.

Alternatively, independent of the aforementioned milestones, for each month during the fifteen month period following the closing date in which $1,000,000 or more in gross travel bookings were generated by the combined company, to the extent not previously issued, the Contingent Shares would be issuable up to the maximum Contingent Shares issuable under the Share Exchange Agreement.

The Contingent Shares, together with the shares of our common stock issued at the closing, was not to exceed 6,000,000 shares of our common stock, or approximately 90.2% of our issued and outstanding shares of common stock immediately prior to closing.

In connection with the NextTrip Acquisition, the Company and Nasdaq determined that the issuance of Contingent Shares upon achievement of any one of the Milestone Events would result in a change in control of the Company under Nasdaq Listing Rule 5635(a). Pursuant to Nasdaq Listing Rule 5110(a), the Company was required to submit an initial listing application with Nasdaq and to obtain Nasdaq approval of the initial listing application prior to the issuance of the Contingent Shares; failure to obtain such approval in advance of the Contingent Share issuance would have resulted in Nasdaq issuing the Company a delisting determination and commencing delisting proceedings with respect to its common stock.

On March 25, 2025, the Company received a letter from Nasdaq notifying the Company that it had approved the Company’s initial listing application in connection with the issuance of the Contingent Shares. On March 26, 2025, the Company issued the NTG Sellers an aggregate of 4,393,993 of the Contingent Shares in satisfaction of the Company’s obligations under the Share Exchange Agreement

As a result of Nasdaq’s approval of our initial listing application, the issuance of the Contingent Shares was completed in compliance with Nasdaq Listing Rule 5110(a) and the Company’s shares of common stock continue to trade on the Nasdaq Capital Market under the symbol “NTRP.”

On May 5, 2025, as a result of the achievement of the fourth and final business milestone, the remaining 1,450,000 Contingent Shares were issued to the NTG Sellers. No additional shares are issuable pursuant to the Share Exchange Agreement as of the date of this Annual Report.

The Share Exchange Agreement provided that William Kerby, the Chief Executive Officer and co-founder of NTH, was appointed as Chief Executive Officer of the Company and Donald P. Monaco was appointed as a director of the Company as of the closing of the NextTrip Acquisition. The NTH Representative (Mr. Kerby) will be entitled to designate a replacement for one additional director of the Company upon achievement of each of the milestones under the Share Exchange Agreement. No such additional appointments have occurred to date.

Historical Monaker Group Business

NextTrip’s travel business was the principal business of NextPlay Technologies, Inc. (then, Monaker Group, Inc. (“Monaker”)) until June 30, 2020, when Monaker entered into a share exchange transaction with HotPlay Enterprise Limited (“HotPlay”), resulting in HotPlay becoming a wholly owned subsidiary of Monaker and HotPlay’s business becoming the principal business of Monaker. Prior to this share exchange, the primary focus of Monaker had been its travel business, which included the sale of vacation rentals, and in particular, alternative lodging rentals (“ALRs”), to consumers through its proprietary booking engine. To support its travel offerings, Monaker introduced travelmagazine.com, featuring travel and lifestyle content to appeal to travelers researching destinations and planning future vacations. In January 2023, NextPlay spun the NextTrip business out to its founders to separate it from NextPlay’s primary business. This resulted in NTG operating the NextTrip business, which was held in its wholly-owned subsidiary, NTH.

Acquisition of Bookit.com Asset

Following NTH’s separation from NextPlay, NTH acquired a travel platform, Bookit.com, in June 2022 to help power NTH’s proprietary NXT2.0 booking technology. Pursuant to the terms of its asset purchase agreement, in exchange for a cash payment of $600,000, NTH acquired the Bookit.com booking engine, customer lists, all content associated to hotel and destination product in the booking engine, including pictures, hotel descriptions, restaurant descriptions, room descriptions, amenity descriptions, and destination information, and source code related thereto (the “Purchased Assets”). The Purchased Assets included: (i) all permits and licenses related to the purchased assets; (ii) all contracts and agreements of Bookit.com (the “Assumed Contracts”); and (iii) any goodwill related to the Purchased Assets. Further to the APA, NTH agreed to assume any obligation or liability of Bookit.com, and any related claims, whether asserted prior to or following the Purchased Assets, with the exception of: (i) all tax obligations and liabilities of any nature arising in connection with or related to Bookit.com and/or the Purchased Assets prior to the closing date, and (ii) any post-closing payment or performance obligations arising under the Assumed Contracts.

Recent Developments

Acquisition of Five Star Alliance

On February 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “FSA Purchase Agreement”) with FSA Travel, LLC (“FSA”), John McMahon, as Majority Member, and the other members of FSA included on the signature page thereto (Mr. McMahon together with such other members, collectively the “FSA Members”). Pursuant to the FSA Purchase Agreement, on February 10, 2025 (the “Initial Closing Date”), the Company purchased 9,608 membership units of FSA (equal to a 49% ownership stake in FSA immediately after closing) (the “Initial Interests”) in exchange for the Company’s (i) payment of $500,000 in cash and (ii) issuance of 161,291 shares of newly designated Series O Nonvoting Convertible Preferred Stock of the Company (“Series O Preferred”) to FSA. In connection with, and as a condition to, the Initial Closing, the Company entered into employment agreements with Mr. McMahon and Courtney May, each of whom became employees of the Company as of the Initial Closing Date.

In addition, subject to satisfaction of the conditions discussed below, the FSA Purchase Agreement provided the Company with an option (the “Option”), in its sole discretion, to purchase the remaining 51% of the membership units from the FSA Members within 60 days of the Initial Closing Date (the “Final Closing Date”), in exchange for (i) the payment by the Company to the FSA Members of an aggregate of $500,000 in cash and (ii) the issuance of an aggregate of 161,291 shares of Series O Preferred to the FSA Members (the “Final Closing”). The Company’s Option was subject to, and contingent upon, satisfaction of the following conditions: (i) the continued employment of Mr. McMahon and Ms. May by the Company, subject to limited exceptions, (ii) the completion of a $2,000,000 capital raise by the Company, and (iii) the continued operation of FSA by FSA’s existing management until the Final Closing Date.

On April 9, 2025 (the “Final Closing Date”), upon FSA’s agreement to waive the capital raise condition to closing, the Company exercised the Option and, in satisfaction of its obligations under the Purchase Agreement in connection with the Final Closing, the Company paid the FSA Members an aggregate of $500,000 in cash and issued the FSA Members an aggregate of 161,291 shares of Series O Preferred. As a result, as of the Final Closing Date, the Company acquired the remaining 51% of the membership units in FSA and FSA became a wholly owned subsidiary of the Company.

In addition to the above consideration, the FSA Purchase Agreement provided that the Company shall make additional payments to the FSA Members upon achievement of certain milestones, as follows:

1.	The payment of $100,000 in cash and the issuance of 32,258 shares of Series O Preferred at such time as FSA shall have Travel Bookings of Travel Products for five groups by FSA, the commissions to FSA for which are scheduled to be collected after the Final Closing;
2.	The payment of $100,000 in cash and the issuance of 32,258 shares of Series O Preferred at such time as FSA shall have Travel Bookings of cruise related Travel Products, the gross cumulative cost of which to the customers is greater than or equal to $25,000 and the commissions for which are scheduled to collected after the Final Closing;
3.	The payment of $100,000 in cash and issuance of 32,258 shares of Series O Preferred at such time as FSA shall deliver all necessary passcodes to allow NextTrip full remote access to the FSA booking engine for use by NextTrip; and
4.	The payment of $100,000 in cash and issuance 32,258 shares of Series O Preferred at such time as FSA shall have Travel Bookings for Travel Products, the cumulative gross cost of which to the customers is greater than or equal to $1 million and the commissions for which are scheduled to be collected after the Final Closing.

On April 28, 2025, the parties determined that each of the foregoing milestones had been achieved, and in satisfaction of its obligations under the FSA Purchase Agreement, the Company paid the FSA Members an aggregate of $400,000 in cash and issued the FSA Members an aggregate of 120,967 shares of Series O Preferred.

Blue Fysh Share Exchange

On February 24, 2025, the Company and Blue Fysh entered into a share exchange agreement (the “BF Share Exchange Agreement”) whereby Blue Fysh agreed to issue 82 restricted shares of its common stock to the Company, representing a ten percent (10%) interest in Blue Fysh, in exchange for 483,000 restricted shares of Series N Nonvoting Convertible Preferred Stock (the “Series N Preferred”) of the Company at an issuance price of $5.00 per share (the “BF Share Exchange”). The BF Share Exchange closed on February 28, 2025. The parties entered into the BF Share Exchange Agreement, creating minority ownership positions between the entities, as part of their mutual efforts to work together to expand each company’s business opportunities.

Journy.tv Asset Purchase

On April 1, 2025, the Company entered into an asset purchase agreement (the “Journy.tv Purchase Agreement”) with Ovation LLC (“Ovation”), pursuant to which the Company purchased assets, including without limitation trademarks, domains, apps and certain agreements, and assumed certain liabilities related to Ovation’s Journy.tv business (the “Journy.tv Acquisition”). The Journy.tv Acquisition closed on April 1, 2025.

Pursuant to the Journy.tv Purchase Agreement, as consideration for the Journy.tv Acquisition, the Company paid Ovation $300,000 in cash at closing and issued Ovation 20,000 restricted shares of Company common stock.

In connection with the Journy.tv Acquisition, on April 1, 2025, the Company and Ovation also entered into a License Agreement (the “License Agreement”), pursuant to which Ovation granted the Company the non-exclusive right, throughout the territories and for the term set forth therein, to exhibit, promote, market, advertise, publicize and/or otherwise exploit the programs listed in the License Agreement in the media of (i) FAST via the Journy.tv Channel and (ii) Video On Demand via the Journy.tv Channel. Pursuant to the License Agreement, Ovation shall not license any unaffiliated third party the right to exhibit certain of the programs subject to the License Agreement, and shall not use certain of the programs subject to the License Agreement on its owned or operating streaming platforms (subject to certain exceptions). As consideration for the rights granted under the License Agreement, the Company agreed to pay Ovation an aggregate non-refundable license fee of $336,801, as follows:

Payment Date	Amount
April 30, 2025	$47,709
July 31, 2025	$59,709
October 31, 2025	$47,709
January 31, 2026	$22,709
April 30, 2026	$22,709
July 31, 2026	$22,709
October 31, 2026	$22,709
January 31, 2027	$22,709
April 30, 2027	$22,709
July 31, 2027	$22,709
October 31, 2027	$22,709

Strategic Partnership with Intimate Hotels of Barbados (IHB)

On April 3, 2025, NextTrip entered into a strategic partnership with IHB, a collection of over 35 independent hotels and vacation rentals. NextTrip will serve as the official booking engine for IHB, providing a fully integrated travel portal and customized packaging tools directly on the IHB website.

NextTrip Cruise Launches, Offering Seamless Cruise Booking Experience

On March 27, 2025, NextTrip unveiled NextTrip Cruise, a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

Facilities

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507. The lease has a 6-month term, which ends on June 30, 2025. The landlord can terminate the lease upon 30 days written notice and the Company can terminate the lease upon 45 days written notice.

Human Capital Resources

As of May 28, 2025, we had 16 full-time employees and 6 independent contractors. We use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union, and we consider our employee relations to be very good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We strive to provide competitive compensation and benefits for our employees. Our benefit programs include bonuses, stock-based compensation awards, a 401(k) plan with employer matching, healthcare and insurance benefits, flexible paid time off and other employee assistance programs.

The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors, through the granting of stock-based compensation awards and cash-based performance bonus awards.

All employees are responsible for upholding our Code of Ethics and Business Conduct, which is important in delivering on our strategy. We maintain a compliance hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, suppliers, or customers.

Corporate Information

The Company was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc. On March 13, 2024, we changed the Company’s name to NextTrip, Inc. in connection with our reverse acquisition of NTH.

Our principal executive offices are located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, and our current telephone number at that address is (954) 526-9688. Our website address is www.nexttrip.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act and other information related to the Company, are available, free of charge, on that website as soon as we electronically file those documents with, or otherwise furnish them to, the SEC. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Report.

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

The risks described below and in our filings with the SEC are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, labor relations, general economic conditions, inflation, supply chain constraints, geopolitical changes, and international operations. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity. The risks described below and in our filings with the SEC could cause our actual results to differ materially from those contained in the forward-looking statements we have made in this prospectus, the information incorporated herein by reference, and those forward-looking statements we may make from time to time. You should understand that it is not possible to predict or identify all such factors.

Risks Related to Our Business

Our revenue is derived from the global travel industry, and a prolonged or substantial decrease in global travel, particularly air travel, could adversely affect our operating results.

Our revenue is derived from the global travel industry and would be significantly impacted by declines in, or disruptions to, travel activity, particularly air travel. Global factors over which we have no control, but which could impact our clients’ ability or willingness to travel and, depending on the scope and duration, cause a significant decline in travel volumes include, among other things:

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

● cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as Russia’s invasion of Ukraine and the ongoing military conflict in Israel, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;

● natural disasters or severe weather conditions, such as hurricanes, flooding and earthquakes;

● climate change-related impact on travel destinations, such as extreme weather, natural disasters and disruptions, and actions taken by governments, businesses and supplier partners to combat climate change;

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

As of February 28, 2025, we had $9,936,153 in total assets, $2,571,086 in total liabilities, negative working capital of $105,577 and a total accumulated deficit of $34,349,823. We had a net loss of $10,198,684 for the fiscal year ended February 28, 2025 and $7,339,276 for the fiscal year ended February 29, 2024.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. Additional development expenses may delay or negatively impact our ability to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

We believe that, in the aggregate, it could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset its operating costs. We estimate that we will need to raise a minimum of $5.5 million in net proceeds to continue operations for the next twelve months.

In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended February 28, 2025, included in Item 15 of this Report, contains a going concern qualification.

We are not profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended February 28, 2025 and February 29, 2024 was $10,198,684 and $7,339,276, respectively. As of February 28, 2025, our accumulated deficit was $34,349,823. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended February 28, 2025 and February 29, 2024 were $501,423 and $458,752, respectively, and our operating expenses for those periods were $7,416,731 and $5,740,577, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

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

Many visitors find the distributors and NextTrip’s websites by searching for vacation information through Internet search engines. A critical factor in attracting visitors to NextTrip’s websites, and those of our distributors, is how prominently our distributors and NextTrip are displayed in response to search queries. Accordingly, we utilize search engine marketing (“SEM”) as a means to provide a significant portion of our visitor acquisition. SEM includes both paid visitor acquisition (on a cost-per-click basis) and unpaid visitor acquisition, which is often referred to as organic search.

We plan to employ search engine optimization (“SEO”) to acquire visitors. SEO involves developing our websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

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

We have contracted for products in markets throughout the world, including in jurisdictions which have various regulatory and taxation requirements that can affect our travel division operations or regulate the activity of travel suppliers. Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome because each region has different regulations with respect to licensing and other requirements. Our online marketplaces are accessible by travelers in many states and foreign jurisdictions. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs and increased liabilities for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used, in ways not originally intended, that could burden travel suppliers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, suppliers from partnering with us, which could harm our business and operating results.

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

If we are not able to maintain and enhance our NextTrip brand and the brands associated with each of our platforms, our reputation and business may suffer.

It is important for us to maintain and enhance our brand identity in order to attract and retain travel suppliers and customers. The successful promotion of our brands will depend largely on our marketing and public relations efforts. As discussed elsewhere in this Report, our ability to expand our marketing efforts and capitalize on our existing travel technology platforms has been severely restricted due to the lack of funding to drive marketing programs, which has negatively impacted our business. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. In addition, we may not be able to successfully build our NextTrip brand identity without losing value associated with, or decreasing the effectiveness of, our other brand identities. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause suppliers to discontinue their distribution with us. In addition, our brand promotion activities may not be successful or may not yield sufficient revenue to offset their cost, which could adversely affect our reputation and business.

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

In addition, most of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or distribution or traveler requirements. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If we are unable to introduce new or upgraded products, services or features that distributors, travelers or agents recognize as valuable, we may fail to: drive additional travelers to our websites, retain existing distributors, and/or attract new distributors. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to attract travelers to our distributors, as well as our own online marketplace, while retaining, and attracting new suppliers, we will need to continue to invest in the development of new products, services and features that both add value for travelers and suppliers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, or suppliers do not recognize the value of our new services or features, they may choose not to utilize our products or make their inventory available through our channels.

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

In addition to developing our own improvements, we may choose to license or otherwise integrate applications, content and data from third parties. The introduction of these improvements imposes costs on the Company and creates a risk that we may be unable to continue to access these technologies and content on commercially reasonable terms, or at all. In the event we fail to develop new or upgraded products, services or features, the demand for our services and ultimately our results of operations may be adversely affected.

We are exposed to fluctuations in currency exchange rates.

Because we plan to conduct a significant portion of our business outside the United States, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. We may enter into hedging arrangements in order to manage foreign currency exposure, but such activities may not completely eliminate fluctuations in our operating results and may be costly.

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

There are risks of security breaches both on our systems and on third party systems which store our information as we increase the types of technology that we use to operate our marketplace, such as mobile applications. New and evolving technology systems and platforms may involve security risks that are difficult to predict and adequately guard against. In addition, third parties that process credit card transactions between us and travelers maintain personal information collected from them. Such information could be stolen or misappropriated, and we could be subject to liability as a result. Our distributors and travelers may be harmed by such breaches, and we may in turn be subject to costly litigation or regulatory compliance costs, and harm to our reputation and brand. Moreover, some distributors and travelers may cease using our marketplace altogether.

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

Compounding these legal risks, many states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with these numerous and contradictory requirements is particularly difficult for us because we collect personal information from users in multiple jurisdictions. While we endeavor to comply fully with these laws, failure to comply could result in legal liability, cause the Company to suffer adverse publicity and lose business, traffic and revenue. If we were required to pay any significant amount of money in satisfaction of claims under these or similar laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully, our business, operating results and financial condition could be adversely affected.

Cyber-attacks and system vulnerabilities could lead to sustained service outages, data loss, reduced revenue, increased costs, liability claims, or harm to our competitive position.

We may experience targeted and organized malware, phishing, and account takeover attacks and other forms of attack such as ransomware, SQL injection (where a third-party attempts to insert malicious code into its software through data entry fields in its websites in order to gain control of the system) and attempts to use our websites as a platform to launch a denial-of-service attack on another party. Our existing security measures may not be successful in preventing attacks on our systems. Our existing IT business continuity and disaster recovery practices are less effective against certain types of attacks such as ransomware, which could result in our services being unavailable for an extended period of time, nullify our data, expose our payment card and personal data, or expose us to an extortion attempt.

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

As an online business, we are dependent on the Internet and maintaining connectivity between us and consumers, sources of Internet traffic, such as Google, and our travel service providers. As consumers increasingly turn to mobile and other smart devices, we also depend on consumers’ access to the Internet through mobile carriers and their systems. Disruptions in internet access, especially if widespread or prolonged, could materially adversely affect our business and results of operations. While we maintain redundant systems and hosting services, it is possible that we could experience an interruption in our business, and we do not carry business interruption insurance sufficient to compensate us for all losses that may occur. We do not have a comprehensive disaster recovery plan in every geographic region in which we conduct business, and these systems and operations are vulnerable to damage or interruption from human error, misconduct, or catastrophic events. In the event of any disruption of service at such facilities or the failure by such facilities to provide our required data communications capacity, we may not be able to switch to back-up systems immediately and it could result in lengthy interruptions or delays in our services. We have taken and continue to take steps to increase the reliability and redundancy of our systems. These steps are expensive, may reduce our margins, and may not be successful in reducing the frequency or duration of unscheduled downtime.

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

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards (the “PCI DSS”). Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards. However, we cannot guarantee that compliance with these rules will prevent illegal or improper use of our payment systems or the theft, loss or misuse of the credit card data.

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

Our intellectual property includes the content of our websites, registered domain names, as well as registered and unregistered trademarks, know-how and trade secrets. We believe that our intellectual property is an essential asset of our business and that our domain names and our technology infrastructure currently give us a competitive advantage in the online market for travel. If we do not adequately protect our intellectual property, our brand, reputation and perceived content value could be harmed, resulting in an impaired ability to compete effectively.

To protect our intellectual property, we rely on a combination of copyright, trademark and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming, expensive, distracting and result in unfavorable outcomes. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

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

Companies in the Internet and technology industries, and other trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in the Company having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

If the businesses and/or assets that we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

Our acquisition activity involves numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired businesses and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

●	legal or regulatory challenges or post-acquisition litigation, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

●	failure of the acquired company or assets to achieve anticipated revenue, earnings or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain key distributors and business relationships, and the reputations of acquired businesses;

●	uncertainty resulting from entering markets in which we have limited or no prior experience or in which competitors have stronger market positions;

●	our dependence on unfamiliar affiliates and partners of acquired businesses;

●	unanticipated costs associated with pursuing acquisitions;

●	liabilities of acquired businesses, which may not be disclosed to us or which may exceed our estimates, including liabilities relating to non-compliance with applicable laws and regulations, such as data protection and privacy controls;

●	difficulties in assigning or transferring to us or our subsidiaries intellectual property licensed to companies we acquired;

●	potential loss of key employees of the acquired companies;

●	difficulties in complying with antitrust and other government regulations;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles; and

●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

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

We depend on key industry and other personnel. The loss of any of these individuals could harm our business and significantly delay or prevent the achievement of our business objectives. The success of our business will require that we attract, develop, motivate and retain experienced and innovative executive officers and information technology professionals who have designed or implemented complex information technology projects.

Innovative, experienced and technically proficient individuals are in great demand and are likely to remain a limited resource. We may be unable to continue to attract and retain desirable executive officers and technology professionals. Our inability to hire sufficient personnel on a timely basis or the loss of significant numbers of executive officers and senior managers could adversely affect our business.

Our Bylaws contain provisions for indemnifying our officers and directors.

Our amended and restated bylaws (“Bylaws”) contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses actually and reasonably incurred by an officer or director paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he or she is made a party by reason of being or having been one of our directors or officers. To the extent that our directors’ and officers’ insurance policy does not provide reimbursement for such costs, charges, expenses and other amounts, we may incur substantial expenses in satisfying our indemnification obligations.

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

Between March 1, 2024 and February 28, 2025, the trading price of our common stock has ranged from a low of $1.50 to a high of $7.65, and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section and others, such as:

●	delays or failures in the commercialization of our current or future products and services;

●	quarterly variations in our results of operations or those of our competitors;

●	changes in our earnings estimates or recommendations by securities analysts or adverse publicity about us or our products or services;

●	announcements by us or our competitors of new products and services, significant contracts, commercial relationships, acquisitions or capital commitments;

●	adverse developments with respect to our intellectual property rights;

●	commencement of litigation involving us or our competitors;

●	any major changes in our Board of Directors or management;

●	market conditions in our industry;

●	Changes in laws and regulations applicable to our business; and

●	general economic conditions in the United States and abroad.

In addition, the stock market, in general, has recently experienced, and may continue to experience, broad market fluctuations, which may adversely affect the market price or liquidity of our securities.

We could be subject to securities class action litigation.

Any sudden decline in the market price of our securities could trigger securities class action lawsuits against us. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management would be diverted from our business and operations. We also could be subject to damages claims if we are found to be at fault in connection with a decline in the market price of our securities.

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

If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”), a national securities exchange, which imposes continued listing requirements with respect to issuers whose securities are listed on Nasdaq. If we fail to satisfy the continued listing standards, such as, for example, Nasdaq’s minimum bid price requirement or stockholders equity requirements, Nasdaq may issue a non-compliance letter or initiate delisting proceedings.

The Company received multiple notifications from Nasdaq staff (the “Staff”) in the year ended February 28, 2025 regarding non-compliance with continued listing requirements, including as a result of our stockholders’ equity falling below the $2,500,000 minimum requirement, the untimely filing of our Annual Report on Form 10-K for the fiscal year ended February 24, 2024 and our Quarterly Report on Form 10-Q for the first quarter ended May 31, 2024 and our failure to hold our annual meeting of stockholders within twelve months from the end of our fiscal year ended February 29, 2024. Although we believe that we have regained compliance with all applicable continued listing requirements, there can be no assurance that we will continue to maintain such compliance. If we are unable to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, making it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our securities could suffer a material decline. Delisting could also impair our ability to raise capital.

You may experience significant dilution as a result of future equity offerings or the conversion of outstanding shares of our convertible preferred stock.

In order to raise additional capital, we may sell additional shares of our common stock, including pursuant to the Securities Purchase Agreement we entered into with Alumni Capital LP (“Alumni”) on September 19, 2024, or other securities convertible into or exchangeable for our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be lower than the price per share that you paid for our common stock.

Additionally, as of May 28, 2025, there were 3,388,875 shares of our preferred stock are outstanding, consisting of 316 shares of Series E Preferred Stock, 33,000 shares of Series H Preferred Stock, 500,442 shares of Series I Preferred Stock, 297,788 shares of Series J Preferred Stock, 60,595 shares of Series K Preferred Stock, 1,076,156 shares of Series L Preferred Stock, 133,278 shares of Series M Preferred Stock, 500,000 shares of Series N Preferred Stock, 443,549 shares of Series O Preferred Stock, and 343,750 shares of Series P Preferred Stock. A significant number of such shares of preferred stock will automatically convert into shares of our common stock at such time, if ever, we received stockholder approval of such conversions in accordance with applicable Nasdaq rules. Conversion of such shares of preferred stock into shares of our common stock by the holders thereof will result in significant dilution to holders of shares of our common stock.

Our outstanding warrants may result in further dilution to our stockholders.

As of May 28, 2025, there were warrants to purchase an aggregate of 3,122,772 shares of our common stock outstanding. Of such outstanding warrants, warrants to purchase an aggregate of 237,429 shares of our common stock contain so-called full-ratchet anti-dilution adjustments in the event we sell or issue shares of common stock or common stock equivalents at an effective price less than the exercise price of such warrants, subject to certain exceptions. Of these warrants, warrants with an aggregate exercise price of $717,036 also provide for a ratable increase in the number of shares purchasable upon exercise of the warrants in the event the exercise price per share of the warrants is reduced. The anti-dilution adjustments of the foregoing outstanding warrants would be triggered by future issuances of shares of our common stock at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

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

As of May 28, 2025, we had 7,653,525 outstanding shares of common stock. Future sales of a large number of our shares, or the issuance of shares issuable upon exercise of our outstanding warrants and stock options or conversion of outstanding shares of our convertible preferred stock, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Provisions in our Charter and Bylaws could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated articles of incorporation (“our Charter”) and Bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our Board of Directors. These provisions include the following:

●	a classified Board of Directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board of Directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

●	the ability of our Board of Directors to alter our Bylaws without obtaining stockholder approval;

●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our Bylaws or repeal the provisions of our Charter and Bylaws regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the Board of Directors, the chief executive officer, the president (in the absence of a chief executive officer) or the Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions could inhibit or prevent possible transactions that some stockholders may consider attractive.

We could issue one or more additional series of shares of preferred stock with the effect of diluting existing stockholders and impairing their voting and other rights.

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of May 28, 2025, 3,388,875 shares of our preferred stock are outstanding, consisting of 316 shares of Series E Preferred Stock, 33,000 shares of Series H Preferred Stock, 500,442 shares of Series I Preferred Stock, 297,788 shares of Series J Preferred Stock, 60,595 shares of Series K Preferred Stock, 1,076,156 shares of Series L Preferred Stock, 133,278 shares of Series M Preferred Stock, 500,000 shares of Series N Preferred Stock, 443,549 shares of Series O Preferred Stock, and 343,750 shares of Series P Preferred Stock. As a result, there is a possible negative effect on the market price of our common shares resulting from the public sale or perceived sale of common shares issuable upon conversion or exercise of these securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

Due to the size of our company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We have implemented access controls with respect to our systems, which we monitor regularly and audit annually. We currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third-party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our Board of Directors to discuss if deemed necessary or appropriate. Based on the results of our risk assessments, if deemed necessary or appropriate, we take steps to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We intend to work with outside counsel and third-party service providers to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

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

Our Board of Directors does not have a standing risk management committee. Instead, our Board of Directors as a whole has oversight responsibility for risk management, which it administers directly as well as with the assistance of standing committees of the Board of Directors that will address risks inherent in their respective areas of oversight. Throughout the year, the board and its committees engage with management to discuss a wide range of enterprise risks, including cybersecurity.

ITEM 2. PROPERTIES.

We lease co-working space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, for a monthly rent expense of approximately $250. The lease expires on June 30, 2025, and is cancelable at any time upon 45 days written notice. We believe that our facilities are suitable for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings. However, from time to time, we may become subject to legal proceedings and claims that arise in the ordinary course of our business, and an adverse outcome in litigation could materially adversely affect our business, results of operations, financial condition, cash flows and price.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “NTRP.”

Shareholders

As of May 28, 2025, there were approximately 649 holders of record of our common stock based on information provided by our transfer agent. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, restrictive covenants under outstanding preferred stock, our anticipated capital requirements, and other factors that our Board of Directors deem relevant. We have paid dividends on certain series of our preferred stock pursuant to the respective Certificates of Designation of such series of preferred stock and may do so in the future pursuant to future financing agreements, if any.

Repurchases

We did not purchase any shares of our common stock during the three months ended February 28, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with the “Risk Factors” included in Part I, Item 1A, “Risk Factors” of this Report and our Consolidated Financial Statements and related Notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. See also the discussion of “Forward-Looking Statements” immediately preceding Part I of this Report.

Business Overview

NextTrip is an early-stage, technology-driven travel company developing an integrated travel booking and media platform designed to connect leisure, group and business travelers to the world. Our travel booking platform is powered by our proprietary NXT2.0 booking engine, which offers extensive inventory, supporting both travelers and distributors with a platform for curating personalized experiences and efficient trip planning and booking. We market our travel services through several core brands including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury and cruise bookings) and NextTrip Business (small-to-mid-sized corporate travel) and differentiate our platform through specialty features, including specialized widgets for our Groups Platform and Travel Agent Platform, as well PayDlay, a delayed payment booking option. Complementing our booking engine are our media properties, including Journy.tv, Compass.tv and Travel Magazine, which provide destination content that we believe will drive high-intention traffic into our booking funnel and, over time, constitute a separate high-margin advertising revenue stream.

Our offerings include a mixture of direct contracts and third-party API content which span leisure and business travel, alternative lodging, wellness travel, and media solutions, engaging customers throughout their travel journey with both individual and packaged options. One of the key pillars of the NextTrip ecosystem is NextTrip Vacations, which is our core platform, powered by NXT2.0, delivering seamless booking and customizable travel options across airlines, hotels, cruise, ground activities, and more. We have enhanced our offerings to include luxury travel products and services with our recent acquisition of Five Star Alliance, providing travelers with curated packages and detailed trip planning information through an intuitive booking system and/or its concierge help desk. Such additional product offering highlights include:

●	NextTrip Leisure – A robust booking engine providing customized vacation packages, flights, hotels, tours, wellness vacations, cruise and group travel options.

●	NextTrip Luxury & Business – Five Star Alliance provides access to over 5,000 luxury hotel properties worldwide featuring booking, expense reporting, concierge services, and 24/7 support.

●	NextTrip Cruises – a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

●	NextTrip Solutions – A suite for product management and white-label solutions, including property management, vacation rentals, and a portal to support travel agents – the Travel Agent Platform.

●	NextTrip Media – Travel Magazine, Journy.tv and Compass.tv offering travelers inspiration and information through articles, videos, and immersive digital experiences. This will include personalized travel content for users to explore and share with friends and family.

Our ambition is to build a next-generation travel solution for consumers, allowing them to better research and explore desired travel destinations.

Our revenue strategy and business model focuses on integrating our Media and Travel divisions, offering users a comprehensive ecosystem designed to guide and support them throughout the travel experience. Presently, we generate revenue through two core methods: travel bookings and advertising revenue. Leisure travel bookings currently generate the majority of our nominal revenues. This includes the sale of travel products such as airline tickets, hotel rooms, and cruises as well as travel services such as travel insurance and ground activities. We also currently generate nominal advertising revenues through our media and advertising ecosystem. Our advertising revenue strategy is two-pronged: (1) as the number of viewers/users of Travel Magazine, Journy.tv and Compass.tv grows, it drives the advertising rates we can charge third-parties to promote travel products and services to our audience and (2) outside of the direct advertising dollars generated from our media platforms, which are expected to become a key driver of higher margin revenue than those earned from travel product sales, growth in our audience will provide additional opportunities for us to promote our own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

We are in the early stages of development and roll out of our comprehensive travel and media model. While the products we have introduced to date (See above “NXT2.0 Platform Features – Existing Features”) are now functional and responsible for the current, nominal revenue generation of the Company, the corresponding revenue streams are currently both small and unpredictable relative to the established travel industry leaders. Our ability to capitalize on our existing travel technology platforms is severely restricted due to the lack of funding to drive marketing programs. Enhancements to the existing platforms along with the introduction of new programs under development (See above “NXT2.0 Platform Features – Features in Development”) are needed to complete the model.

Because we are at an early stage of commercial development and have only nominal revenues to date, our ability to implement our business plan depends on our ability to successfully expand our supplier relationships, attract customers, and secure adequate capital to fund marketing and future product development. There can be no assurance that we will be able to do so.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 1 – Business Description and Going Concern in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

The critical accounting policies and estimates addressed below reflect our most significant judgements and estimates used in the preparation of our financial statements.

Basis of Presentation and Principles of Consolidation

The Company’s financial statements and related disclosures are prepared pursuant to the rules and regulations of the SEC for annual financial statements, as applicable. The Financial Statements have been prepared using the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

The financial statements of the Company have been prepared on a consolidated basis with those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These differences could have a material effect on our future results of operations and financial position. Significant items subject to estimates and assumptions include the carrying amounts of intangible assets, depreciation and amortization.

Information about key assumptions and estimation uncertainty that has a significant risk of resulting in a material adjustment to the carrying amounts of our assets and liabilities within the next financial year is referenced in the notes to the financial statements as follows:

●	The assessment of our ability to continue as a going concern;
●	The measurement and useful life of intangible assets and property and equipment; and
●	Recoverability of long-lived assets

Receivables

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable losses in its existing accounts receivable.

The Company considers trade accounts receivable to be fully collectible; accordingly, no allowance for credit losses is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Trade accounts receivable balances as of February 28, 2025 and February 29, 2024, were $22,567 and $34,082, respectively.

Receivables from NextPlay under the promissory note, as described in Note 1 – Business Description and Going Concern in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report, were $0 and $1,000,000 at February 28, 2025 and February 29, 2024, respectively. Management has determined that, since NextPlay is in involuntary bankruptcy proceedings and is in default under the terms of the promissory note, collectability of the entire related party receivable as of February 28, 2025 is uncertain, and has therefore established an allowance for credit losses of $2,567,665.

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

The Company assesses whether the life of intangible assets is finite or indefinite. The Company reviews the amortization method and period of use of its intangible assets at least annually. Changes in the expected useful life or period of consumption of future economic benefits associated with the asset are accounted for prospectively by changing the amortization method or period as a change in accounting estimates in profit or loss. The Company has assessed the useful life of its trademarks as indefinite.

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

Investments in Equity Method Investees

The Company holds investments in certain entities that are accounted for under the equity method of accounting, as well as investments that are accounted for under the fair value method pursuant to ASC 321, “Investments - Equity Securities.” Under the equity method, investments in entities in which the Company has significant influence, but not control, are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the investees’ earnings or losses and other comprehensive income.

The Company determines the existence of significant influence based on various factors, including representation on the investees’ board of directors, participation in policy-making processes, and material intercompany transactions.

The Company’s equity method investments are evaluated periodically for impairment by assessing whether events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. When such indicators exist, the Company performs an impairment test and recognizes an impairment loss to the extent that the carrying amount of the investment exceeds its fair value.

Distributions received from equity method investees that exceed cumulative earnings recognized by the Company are considered a return of investment and are recorded as a reduction in the carrying amount of the investment.

Adjustments resulting from changes in the Company’s ownership interest in equity method investees that do not result in a loss of significant influence are accounted for prospectively.

Basis Difference

In accordance with ASC 323, “Investments - Equity Method and Joint Ventures,” the Company records a basis difference when the carrying value of its equity method investment differs from its share of the investee’s fair value of net assets at the acquisition date. This basis difference is allocated to the investee’s identifiable assets and liabilities based on their fair values. The amortization of any basis difference related to depreciable assets, such as property, plant, and equipment, is recognized in the Company’s share of the investee’s earnings or losses. Any basis difference related to non-depreciable assets, including goodwill, is generally not amortized, but is subject to impairment testing as necessary.

The Company assesses the impact of any basis differences on its earnings and the carrying value of its equity method investments. If a basis difference is determined to exist, the appropriate adjustments are made to reflect the amortization of such differences in the consolidated financial statements.

Investments in Equity Securities without Readily Determinable Fair Value

In accordance with ASC 321-10-35-2, the Company holds certain investments in equity securities in which the Company does not have significant influence or control, and for which fair value is not readily determinable. These investments are primarily accounted for at cost, less any impairment. The carrying amount is periodically evaluated for impairment, and if necessary, an impairment loss is recognized in the statement of operations. These investments are not adjusted for unrealized gains or losses unless an impairment is identified.

For investments in non-public entities where fair value is not determinable, the Company does not adjust the carrying value for changes in fair value, except for impairment losses. The fair value of these investments is disclosed when it is practicable to determine.

Equity in Earnings of Equity Method Investees

The Company’s share of earnings or losses from equity method investees is recognized in the consolidated statement of operations within “Equity in earnings of equity method investees,” net of any related income taxes.

Fair Value Measurements

The fair value of equity method investments is disclosed when available and practical to determine. However, for investments that are not readily marketable, such as non-public entities, fair value is not typically recognized in the financial statements unless the investment is impaired.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers,” which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation, and recognizing revenue when the performance obligation is satisfied.

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

Results of Operations

Year Ended February 28, 2025 Compared to the Year Ended February 29, 2024

Revenue

During the year ended February 28, 2025, we recognized revenue of $501,423 as compared to $458,752 in the same period in 2024, an increase of $42,671, or 9%. The increase was a result of the continued implementation of our booking engine and expanded product offerings.

Cost of Revenue

Cost of revenue for the year ended February 28, 2025, was $498,121 as compared to $397,532 for the same period in 2024, an increase of $100,589, or 25%. The increase was attributable to the increase in revenue in the year ended February 28, 2025, as compared to the same period in 2024.

Operating Expenses

Operating expenses totaled $7,416,731 for the year ended February 28, 2025, versus $5,740,577 for the year ended February 29, 2024. The increase of $1,676,154, or 29%, was due to an increase in Salaries and Benefits of $1,026,176, an increase in technology expenses of $531,866, an increase in professional service fees of $809,973, an increase in organization costs of $188,613, and an increase in other operating expenses of $160,539. Partially offsetting these increases were a decrease in stock based compensation expenses of $48,638, a decrease in general and administrative expenses of $56,765, a decrease in sales and marketing expenses of $177,084, and a decrease in depreciation and amortization of $755,526.

Salaries and Benefits

Salaries and benefits expenses were $2,630,663 for the year ended February 28, 2025, as compared to $1,604,487 for the same period in 2024. The increase of $1,026,176 or 64% was the result of an increase in salary expense of $762,052 and payroll taxes of $138,669 due to an increase in headcount, and increased benefits costs of $82,125 due to higher insurance premiums and an increase in the employer contribution toward employee health plans, an increase in bonus expense of $40,000, and an increase in severance expense of $38,141. Partially offsetting these increases was a decrease in SARs compensation of $34,926.

Stock Based Compensation

Stock based compensation totaled $67,874 for the year ended February 28, 2025, versus $116,512 for the year ended February 29, 2024, a decrease of 48,638, or 42%. The decrease of $75,368 was attributable to the accelerated vesting of employee stock options in connection with the reverse acquisition in fiscal 2024; partially offset by $26,760 in stock granted to a former employee as part of a separation agreement.

Loss on Promissory Note Receivable

The loss of $1,000,000 on the NextPlay promissory note receivable for the year ended February 28, 2025 is attributable to reserving the remaining balance on the outstanding promissory note receivable from NextPlay. Management has determined that, since NextPlay is in involuntary bankruptcy proceedings and is also in default on the note repayment, collectability of the related party receivable as of February 28, 2025 is uncertain.

General and Administrative Expense

General and administrative expense for the year ended February 28, 2025 was $95,341, as compared to $152,106 for the year ended February 29, 2024, a decrease of $56,765. The decrease was primarily attributable to a reduction in travel expenses of $10,141, a decrease in rent and utilities expenses of $4,257, a decrease in payroll expense of $24,925, and a decrease in office and other general expenses of $21,878. Partially offsetting the decrease was an increase in license fees of $4,436.

Sales and Marketing Expense

Sales and marketing expenses were $307,166 for the year ended February 28, 2025, as compared to $484,250 for the same period in 2024. The decrease of $177,084, or 37%, was primarily due to cost-cutting measures, including the absence of a Black Friday campaign in fiscal year 2025

Professional Service Fees

Professional service fees were $2,228,481 for the year ended February 28, 2025, as compared to $1,421,508 for the same period in 2024. The increase of $806,973, or 57%, was the result of an increase in investor relations expenses of $343,655, an increase in legal fees of $130,463, an increase in accounting and audit fees of $158,744, and an increase in financial advisory fees of $299,289. Partially offsetting these increases was a decrease in consulting fees of $125,178 due to the capitalization of development work related to Compass.tv.

Technology

Technology expenses for the year ended February 28, 2025 were $843,296, as compared to $311,430 for the year ended February 29, 2024. The increase of $531,866, or 171%, was primarily attributable to an increase in dues and subscription expenses of $37,598 for external travel services used in connection with our booking engine, an increase of $207,333 in cloud database and networking expenses related to hosting our booking engine, an increase in Compass.tv expenses of $281,500 due to third party contracted services related to hosting and maintenance, and an increase in information technology expenses of $5,435.

Organization Costs

Organization costs were $213,613 for the year ended February 28, 2025, as compared to $25,000 for the year ended February 29, 2024. The increase was primarily attributable to directors’ compensation and shareholder services expenses, including transfer agent fees.

Depreciation and Amortization

Depreciation and amortization expense for the year ended February 28, 2025, was $713,236 as compared to $1,468,762 for the same period in 2024, a decrease of $755,526, or 51%. The decrease was primarily the result of no new equipment purchases and an increase in fully amortized intangible assets as compared to the same period in 2024.

Other Expenses

Other expenses totaled $317,061 for the year ended February 28, 2025, as compared to $156,522 for the year ended February 29, 2024. The increase of $160,539, or 103%, was primarily due to an increase in D&O insurance premiums of $170,924, partially offset by a $10,386 decrease in bank service charges as a result of a change in our merchant processor and lower processing rates.

Other Expense

Other expense was $2,707,609 for the year ended February 28, 2025, as compared to other expense of $977,480 for the same period in 2024. The increase of $1,730,129 was primarily due to an increase of loss on extinguishment of debt related to equity conversions of $1,301,469, an increase in interest expense, primarily associated with bridge loans and the amortization of the debt discount of $540,419, and a decrease in other income of $470,534, partially offset by a decrease in loss on disposal of assets of $14,628, and a decrease in the loss on related party receivable of $567,665.

Net Loss from Continuing Operations

During the year ended February 28, 2025, the net loss from continuing operations totaled $10,121,038 as compared to a net loss from continuing operations of $6,656,837 for the year ended February 29, 2024. The operating loss component increased by $1,734,072 in 2025, and the other loss component increased by $1,730,129.

Net Gain from Discontinued Operations

The net gain from discontinued operations of $8,344 for the year ended February 28, 2025 consisted primarily of the collection of an outstanding receivable that was written off in the prior year and the reversal of an outstanding payable that was settled for a lower amount.

Net Loss Applicable to Common Shareholders

The net loss applicable to common shareholders totaled $10,198,684 for the year ended February 28, 2025, as compared to $7,339,276 for the year ended February 29, 2024. Preferred dividends were $78,600 in 2025 and $7,125 in 2024.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of Annual Report, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended February 28, 2025 included in Item 15 of this Report contains a going concern qualification.

As of February 28, 2025, we had $1,062,367 in cash, an accumulated deficit of $34,349,823 and a working capital deficit of $105,577, compared to $323,805 in cash, an accumulated deficit of $24,151,139 and a working capital deficit of $262,005 as of February 29, 2024.

Given the lack of significant revenue since inception, NextTrip has financed its operations primarily through the issuance of short-term promissory notes, advances from related parties, and private placements of its securities.

On April 1, 2025, we entered into a securities purchase agreement (the “Alumni Purchase Agreement”) with Alumni for the sale of a short-term promissory note (the “Alumni Note”) and warrants to purchase 80,000 shares of common stock to Alumni for total consideration of $300,000.

The Alumni Note is in the principal amount of $360,000 with an original issue discount of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum, which shall be due and payable on July 1, 2025. In the event of a failure to re-pay the Alumni Note on or before the maturity date, the interest rate will increase to the lesser of twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid.

The Alumni Note is convertible into shares of common stock of the Company only upon an event of default.

On April 9, 2025, we entered into two promissory notes (together, the “Trust Notes”) with Donald P. Monaco Insurance Trust (the “Trust”) under our $2.0 million line of credit. Donald Monaco, chairman of our Board, is the trustee of the Trust. The first note had a principal balance of $500,000 and was issued in exchange for a new cash payment provided my Mr. Monaco. The second note had a principal balance of $145,000 and was issued in exchange for cash advances previously made by Mr. Monaco to the Company.

On May 6, 2025, we entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”) providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty. Mr. Monaco controls MIP.

We received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000.

We will need to raise additional funds through equity or debt financings or other means to support our on-going operations, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs and maintaining compliance with Nasdaq listing requirements until planned revenue streams are fully implemented and begin to offset the our operating costs. The Company estimates that it will require a minimum of $5.5 million to continue operations for the next twelve months.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended February 28, 2025, was $5,088,498 as compared to $5,056,095 during the same period in 2024, an increase of $32,403, or 0.6%.

During the year ended February 28, 2025, the net cash used in operating activities from continuing operations was the result of a net loss of $10,128,428, partially offset by changes in working capital of $1,537,714 and non-cash expenses of $3,502,216. The non-cash expenses were primarily comprised of depreciation and amortization of $713,236, stock-based compensation of $67,874, amortization of prepaid expenses of $236,112, amortization of debt discount of $342,935, a loss on debt extinguishment of $1,134,579, and the loss of $1,000,000 on the NextPlay promissory note receivable. Changes in working capital were driven by a decrease in accounts receivable of $11,515, a decrease in prepaid expenses of $159,343, a decrease in security deposits of $12,000, and an increase in accounts payable and accrued expenses of $1,397,007, partially offset by a decrease in deferred revenue of $42,151.

Net cash provided by operating activities from discontinued operations during the year ended February 28, 2025, was $8,344 as compared to net cash used of $675,314 during the same period in 2024, which was primarily related to payments received on legacy Sigma contracts.

As a result, total net cash used in operating activities decreased by $651,255 during the year ended February 28, 2025, to $5,080,154 as compared to $5,731,409 during the same period in 2024, a decrease of 11.4%.

During the year ended February 29, 2024, the net cash used in operating activities from continuing operations was the result of a net loss of $6,656,837, partially offset by changes in working capital of $1,400,025 and non-cash expenses of $3,000,767. The non-cash expenses were primarily comprised of depreciation and amortization of $1,468,762 and the loss of $1,567,665 on the NextPlay promissory note receivable. Changes in working capital were driven by an increase in accounts receivable of $662,939, an increase in prepaid expenses of $281,506, an increase in security deposits of $27,167, and a decrease in accounts payable and accrued expenses of $531,367, partially offset by an increase in deferred revenue of $102,954.

Net Cash Provided by/(Used in) Investing Activities

Net cash used in investing activities during the year ended February 28, 2025, was $(1,033,751), which compares to net cash provided by investing activities of $980,936 during the same period of 2024, an increase of $2,014,687. The primary uses of cash in investing activities for the twelve months ended February 28, 2025 were $500,000 used to purchase the 49% interest in FSA, and capitalized software development costs of $534,751. For the twelve months ended February 29, 2024, cash provided by investing activities was primarily a result of the reverse acquisition, which provided cash of $417,122, and the subsequent sale of Sigma’s legacy assets to a third party, which generated an additional $1,589,241 in cash, partially offset by capitalized software development costs of $1,016,175.

Net Cash Provided by Financing Activities

We raised $6,852,467 in net proceeds during the year ended February 28, 2025, consisting of $1,967,224 from the issuance of short-term promissory notes, $2,450,000 from the issuance of preferred shares, $2,118,249 from related party advances, and $316,994 from the exercise of warrants. We raised $4,791,804 in net proceeds during the year ended February 29, 2024, consisting of $735,057 from the issuance of convertible notes, $1,905,970 from the issuance of common shares, $1,603,500 from the issuance of preferred shares, and $547,277 from related party advances.

Inflation, changing prices and rising interest rates have had no material effect on NextTrip’s continuing operations over our two most recent fiscal years.

We have no off-balance sheet arrangements as defined in Item 303(a) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements, the report thereon, the Notes thereto, and the supplementary data commencing on page F-1 of this Report are incorporated herein by reference.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of February 28, 2025 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the first six months of the fiscal year, management implemented several enhancements to its control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including, but not limited to, establishing a monthly financial closing process, implementing account reconciliations, ensuring proper segregation of duties, and implementing new financial control software. These enhancements were completed by August 31, 2024.

There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of February 28, 2025.

We continuously seek to improve and strengthen our control processes to ensure that our controls and procedures are adequate and effective. Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under the SEC’s rules and regulations. Any such failure could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended February 28, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of May 28, 2025:

Name	Age	Position
William Kerby	67	Chief Executive Officer
John McMahon	61	Chief Operating Officer, Travel Division
Frank Orzechowski	65	Chief Financial Officer, Treasurer and Corporate Secretary

William Kerby has served as our Chief Executive Officer since December 29, 2023. Mr. Kerby has over two decades of experience in the travel and media industries, and approximately a decade of experience in the financial industry. He acted as the architect of the NextTrip model, overseeing the development and operations of the Travel, Real Estate and Television Media divisions of the company. From January 2023 to December 2023, Mr. Kerby served as the Chief Executive Officer of NextTrip Group, LLC. Mr. Kerby served as the Co-Chief Executive Officer of NextPlay Technologies, Inc. (formerly Monaker Group, Inc.) from September 2021 to January 2023. From July 2008 to September 2021, Mr. Kerby was the Chief Executive Officer of Monaker Group, Inc. During that time, Mr. Kerby also served as Chief Executive Officer of NextPlay Media from 2009 through 2020 as well as the Chief Executive Officer of the company’s real estate holding Verus International, Inc. (formerly Realbiz Media Group, Inc.) from October 2012 until August 2015 and on the board of directors until April 2016. From April 2002 to July 2008, Mr. Kerby served as the Chief Executive Officer of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, which was a publicly- traded company on the Toronto Stock Exchange and Nasdaq Small Cap Market. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading-edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a market cap of over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada, a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Britain, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University with a Specialized Honors Economics degree.

John McMahon has served as Chief Operating Officer, Travel Division since February 7, 2025. He brings 28 years of experience in consumer and trade travel media. For the past seven years, Mr. McMahon served as the Chief Executive Officer and majority shareholder of Five Star Alliance, a leading travel agency known for its curated collection of over 5,000 five-star hotels and more than 35 cruise lines. In 2018, he successfully led a management buyout of Five Star Alliance from Questex Media and Shamrock Capital. From 1997 to 2018, Mr. McMahon held various leadership roles over a 20-year tenure at Questex Media. As Executive Vice President of the Travel & Hospitality Group, he oversaw global travel media and event assets including Travel Agent Magazine, Luxury Travel Advisor, Premier Hotel & Resorts, Travel Agent University, Ultra Summit, Global Meeting & Incentive Travel Exchange, Hotel Management, Hotel Design, and the International Hotel Investment Forums. He was instrumental in transitioning traditional media and event properties into high-margin digital platforms. Earlier in his career, from 1987 to 1997, Mr. McMahon worked at a trade media company, Putman Publishing. He has served on multiple advisory boards, including the Starwood Hotels Luxury Board and Fairmont Hotels & Resorts. Mr. McMahon served on the Cystic Fibrosis Board Directors-New York Chapter from 2001 to 2019. Mr. McMahon holds a Bachelor of Science degree in Education (B.S.Ed.) from Rider University.

Frank Orzechowski has served as our Chief Financial Officer, Treasurer, principal accounting officer, principal financial officer, and Corporate Secretary since July 1, 2019. Prior to joining the Company, Mr. Orzechowski served as the Chief Financial Officer of StormHarbour Partners LP, an independent global markets and financial advisory firm since September 2013. From May 2013 to August 2013, Mr. Orzechowski served as a contract Chief Financial Officer for Etouches Inc., a cloud-based event management software company, to assist with financial matters in connection with that company’s planned equity financing. Prior to that, he served as President and Owner/Operator of Four-O Technologies Inc. from August 2009 to December 2012, where he successfully launched and guided operations for two Cartridge World franchise units in Connecticut. From February 2006 to July 2009, Mr. Orzechowski served as President and Chief Financial Officer of Nikko Americas Holding Company Inc., where he was responsible for managing all of the support and infrastructure for that company’s U.S. business, as well as investment manager selection and due diligence functions for its World Series Platform. Mr. Orzechowski began his career at Coopers & Lybrand in 1982, received his CPA certification in 1984 and received his Bachelor of Science in Business Administration with a major in Accounting from Georgetown University in 1982.

Board of Directors and Corporate Governance

The following table sets forth the names, ages as of May 28, 2025, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
Donald P. Monaco	I	72	Chairman of the Board and Director	2023	2028
Jacob Brunsberg	II	38	Director	2022	2026
Salvatore Battinelli(1)	II	83	Director	2017	2026
Dennis Duitch(1)	III	80	Director	2017	2027
Kent Summers(1)	III	66	Director	2018	2027

(1) Member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

Directors

Donald P. Monaco has served as Chairman of our Board of Directors since December 29, 2023. Mr. Monaco has approximately three decades of experience as an international information technology and business management consultant. Mr. Monaco founded and owned Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota, serving airline, military, and general aviation customers in November 2005, which he sold in April 2025. Since January 2009, he has been appointed and reappointed by Minnesota Governors to serve as a Commissioner of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota, and currently serves as Chairman of the Operations, Finance and Administration Committee. Mr. Monaco is also the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco previously worked as an international information technology and business management consultant with Accenture in Chicago, Illinois for 28 years, and as a partner and senior executive for 18 of such years. From August 2011 to January 2023, Mr. Monaco served as a member of the board of directors of NextPlay (known as Monaker prior to June 2020), where he served as chairman of the board of directors from August 2018 to June 2021 and as co-chairman of the board from June 2021 to December 2021. He previously served as a director at Republic Bank in Duluth, Minnesota from May 2015 until October 2019. He also served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016, serving as chairman of the board from August 2015 to April 2016. Mr. Monaco holds Bachelor’s and Master’s degrees in Computer Science Engineering from Northwestern University.

Our Board of Directors believes that Mr. Monaco is qualified to serve as a member of our Board on the basis of his deep understanding of information technology, early-stage business growth strategies, and business acquisitions, as well as his background and extensive company management and leadership experience.

Jacob Brunsberg was appointed to our Board of Directors on April 1, 2022. Previously, he was as appointed Senior Vice-President of Product Management and Strategic Relationships of the Company on September 20, 2021; on February 16, 2022, he was named President and Chief Operating Officer of the Company; and on April 1, 2022, he was named President and Chief Executive Officer of the Company, a role that he held until December 29, 2023. Prior to joining the Company, Mr. Brunsberg was a P&L leader for General Electric’s Binder Jet Technology unit, with management responsibility for strategy, development, commercialization, and overall business performance. From 2017 to 2019, he served as Sr. Managing Director of the Central Region, tasked with helping establish the U.S. sales infrastructure for post-acquisition integration of several additive manufacturing technology companies including Concept Laser, Arcam and GEonX into the newly formed GE Additive business entity. Prior to General Electric, Mr. Brunsberg worked for the American Roller Company in sales leadership and product marketing positions, responsible for the development and oversight of growth strategies, focused on advanced welding, cladding, thermal spray, and powder metallurgy technologies across a number of industrial markets. Mr. Brunsberg holds a Bachelor of Science degree in Material Science and Engineering from the University of Wisconsin-Madison.

Our Board of Directors believes that Mr. Brunsberg is qualified to serve as a member of the Board because of his experience in leading early-stage growth companies.

Salvatore Battinelli was appointed to our Board of Directors on August 16, 2017. Mr. Battinelli currently serves as the President and Chief Executive Officer of Bello e Preciso Co., a manufacturer and wholesaler of Italian-made fashion watches and has served in those roles since early 2017. Prior to joining Bello e Preciso Co., from 2011 to 2013, Mr. Battinelli served as Vice-President of Development and Long-Term Strategy of North American Management Corporation, a wealth management firm based in Boston, Massachusetts with over $2 billion in assets under management. From 1987 to 2011, Mr. Battinelli served as Executive Vice-President and acting Chief Executive Officer and Chief Operating Officer of Faneuil Hall Associates, Inc., a concierge boutique family office devoted to five interrelated ultra-high net-worth families. Mr. Battinelli’s primary responsibilities while at Faneuil Hall Associates included providing planning and investment advice, the management of approximately 30 asset portfolios and more than 65 individual business entities, and assisting the families in their various business ventures worldwide while working closely with law, accounting and banking functions. During his tenure at Faneuil Hall Associates, Mr. Battinelli served as an executive officer or director for certain of the family-owned entities and successfully managed several portfolio company IPOs, as well as serving as CEO and COO for Designhouse International, a Scandinavian furniture company operating out of Atlanta, Georgia, which was previously listed on Nasdaq in 1983.

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

Kent Summers was appointed to our Board of Directors on January 18, 2018.

Mr. Summers currently divides his time among a number of independent activities which focus on early-stage technology company formation and development strategies, and sales planning and execution needs for emerging- and mid-market technology companies located primarily in the Boston metropolitan area, including: management consultant to private and family-owned businesses; volunteer mentor and instructor with the Massachusetts Institute of Technology Venture Mentoring Services program; regular lecturer on enterprise, business-to-business sales to company founders and students enrolled at the Massachusetts Institute of Technology Sloan School of Management, the Harvard MBA Program, the Wharton School at the University of Pennsylvania, and a number of domestic and international entrepreneurship support organizations; and consultant to Fellows enrolled in the Harvard Advanced Leadership Initiative. Mr. Summers has served in those roles at various times from 2003 to the present. From 2009 to the present, Mr. Summers has served as the non-executive Chairman of CADNexus, Inc., and from 2017 to the present, as a director and Chairman of the Compensation Committee with iQ3 Connect, Inc. Mr. Summers also currently serves as Chairman, Board of Managers at Massachusetts Materials Technologies LLC.

From 2005 to 2017, Mr. Summers served as Managing Partner at Practical Computer Applications, Inc., a Boston-based database consulting and engineering services firm, where he was responsible for sales planning and execution activities. Prior to Practical Computer Applications, from 2001 to 2005, Mr. Summers provided independent merger & acquisition advisory services to support the sale of privately-owned companies. Over a prior 14-year period, Mr. Summers served in leadership roles at several software and internet start-ups, including: Chairman and Chief Executive Officer of Collego Corporation (acquired by MRO Software), founder and Chief Executive Officer of MyHelpDesk, Inc. (acquired by Support.com), founder of PCMovingVan.com (acquired by a PE firm), and Vice President of Marketing at Electronic Book Technologies, Inc. (acquired by INSO Corporation, formerly listed on Nasdaq).

Prior to his work in the software industry, Mr. Summers served as Technology Analyst at Electronic Joint Venture Partners LLC and Associate Program Trader on the Options Trading Desk at Bear Stearns & Co. In 1986, Mr. Summers received a BA in English from the University of Houston.

Our Board of Directors believes that Mr. Summers is qualified to serve as a member of our Board on the basis of his deep understanding of early-stage business growth strategies, enterprise sales, business acquisitions, as well as his background and extensive company management and leadership experience.

Director Independence

Our Board of Directors currently consists of five members. As a result of his previous service as our Chief Executive Officer, Mr. Brunsberg is not considered an independent director. As a result of Mr. Monaco’s previous affiliation with NextTrip and certain other factors, Mr. Monaco is not considered an independent director. Our Board of Directors has determined that our other directors, Salvatore Battinelli, Dennis Duitch and Kent Summers, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq marketplace rules. Pursuant to Nasdaq rules, our board must consist of a majority of independent directors.

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

Classified Board of Directors

In accordance with our Bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I director is Donald P. Monaco, with his current term expiring at our 2028 annual meeting of stockholders;

●	the Class II directors are Salvatore Battinelli and Jacob Brunsberg, with their current terms expiring at our 2026 annual meeting of stockholders; and

●	the Class III directors are Dennis Duitch and Kent Summers, with their current terms expiring at our 2027 annual meeting of stockholders.

Our Bylaws provide that the authorized number of directors may be changed by resolution of the Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company.

Leadership Structure of the Board

Any director, or our Board of Directors as a whole, may be removed with or without cause at any meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors. Our Bylaws provide our Board of Directors with flexibility in its discretion to combine or separate the positions of Chairman of the Board and Chief Executive Officer. Our Board of Directors believes it is important to select the Company’s Chairman and Chief Executive Officer in the manner it considers in the best interests of the Company at any given time. Our Board of Directors believes that the Chairman and Chief Executive Officer positions may be filled by one individual or by two different individuals, as determined by our Board of Directors based on circumstances then in existence.

The Chairman of the Board presides at all meetings of our Board of Directors and exercises and performs such other powers and duties as may be assigned to him from time to time by the Board or prescribed by our Bylaws.

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, and has in the past combined the roles of Chairman and Chief Executive Officer. Our Board currently is committed to the separated roles given the circumstances of our Company, with Donald P. Monaco serving as Chairman of the Board and Bill Kerby serving as our Chief Executive Officer. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended February 28, 2025, the Board of Directors held 7 formal meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period he was a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served. The Board of Directors also held various informal meetings and took various actions by written consent during the year.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2025 Annual Meeting of Stockholders.

Our Board of Directors has established three standing committees. Audit, Compensation, and Nominating and Corporate Governance, each of which operates under a written charter that has been approved by our Board of Directors. Each committee charter has been posted on the Investors section of our website at www.nexttrip.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report.

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

The members of our Audit Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is an independent director under the applicable Nasdaq rules and under Rule 10A-3 of the Exchange Act. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee held four formal meetings, held various informal meetings and took various actions by written consent during our fiscal year ended February 28, 2025.

Compensation Committee

The Compensation Committee’s responsibilities include:

●	annually reviewing and approving corporate goals and objectives applicable to CEO compensation;

●	determining our CEO’s compensation;

●	reviewing and approving, or making recommendations to our Board of Directors with respect to the compensation of our other executive officers;

●	overseeing an evaluation of our senior executives;

●	overseeing and administering our equity incentive plans;

●	reviewing and making recommendations to our Board of Directors with respect to director compensation; and

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis” if and when it is required by SEC rules to be included in our Proxy Statements.

The members of our Compensation Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Battinelli serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is independent under the applicable Nasdaq rules and regulations and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee held three formal meetings, held various informal meetings and took various actions by written consent during our fiscal year ended February 28, 2025.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees; and

●	overseeing an annual evaluation of the Board of Directors.

The members of our Nominating and Corporate Governance Committee are Messrs. Duitch, Battinelli and Summers, and Mr. Duitch serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Duitch, Battinelli and Summers is independent under the applicable Nasdaq rules and regulations. The Nominating and Corporate Governance Committee held one formal meeting and held various informal meetings during our fiscal year ended February 28, 2025.

Code of Ethics and Business Conduct

The Company has a code of ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as to the members of the Board of Directors. The code of ethics is available on our website at www.nexttrip.com. The Company intends to disclose any changes in, or waivers from, this code by posting such information on the same website or by filing a Current Report on Form 8-K, in each case to the extent such disclosure is required by the rules of the SEC or Nasdaq. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Report.

Considerations in Evaluating Director Nominees

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. In its evaluation of director candidates, our Nominating and Corporate Governance Committee will consider the current size and composition of our Board of Directors and the needs of our Board of Directors and the respective committees of our Board of Directors. Some of the qualifications that our Nominating and Corporate Governance Committee considers include, without limitation, issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest and other commitments. Nominees must also have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and leadership positions in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of our Nominating and Corporate Governance Committee to perform all Board of Director and committee responsibilities. Members of our Board of Directors are expected to prepare for, attend, and participate in all Board of Director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests.

Although our Board of Directors does not maintain a specific policy with respect to board diversity, our Board of Directors believes that our Board of Directors should be a diverse body, and our Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, our Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints. Our Nominating and Corporate Governance Committee also will consider these and other factors as it oversees the annual Board of Directors and committee evaluations. After completing its review and evaluation of director candidates, our Nominating and Corporate Governance Committee recommends to our full Board of Directors the director nominees for selection.

Stockholder Recommendations for Nominations to the Board of Directors

Our Nominating and Corporate Governance Committee will consider candidates for director recommended by stockholders so long as such recommending stockholder was a stockholder of record both at the time of giving notice and at the time of the annual meeting, and such recommendations comply with our Charter and Bylaws and applicable laws, rules and regulations, including those promulgated by the SEC. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with its charter, our Bylaws, our policies and procedures for director candidates, as well as the regular director nominee criteria described above. This process is designed to ensure that our Board of Directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact the Secretary in writing. Our Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors.

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

The Company believes that during the fiscal year ended February 28, 2025, its executive officers, directors and greater than 10% stockholders timely filed all reports under Section 16(a), with the exceptions of Donald P. Monaco and William Kerby, who failed to file a Form 4 on a timely basis related to their December 2024 and February 2025 debt conversions. These transactions were subsequently filed by both individuals on a Form 5 on March 28, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Processes and Procedures for Compensation Decisions

Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions. Typically, our Chief Executive Officer makes recommendations to our Compensation Committee and is involved in the determination of compensation for the respective executive officers that report to him. Our Chief Executive Officer does not determine his own compensation. Our Chief Executive Officer makes recommendations to our Compensation Committee regarding short- and long-term compensation for all executive officers based on our operating results, an individual executive officer’s contribution toward these results and performance toward individual goal achievement. Our Compensation Committee then reviews the recommendations and other data and makes decisions (or makes recommendations to the Board) as to total compensation for each executive officer as well as each individual compensation component.

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on February 28, 2025 (the foregoing executives are herein collectively referred to as the “named executive officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)		Option Awards ($) (2)	All Other Compensation ($) (1)		Total ($)
Bill Kerby – Chief Executive Officer	2025	400,000	-	-		-	42,000	(3)	442,000
	2024	400,000	-	-		-	42,000	(3)	442,000

Frank Orzechowski - Chief Financial Officer	2025	200,000	-	-		-	-		200,000
	2024	200,000	-	-		-	109,073	(4)	309,073

Lyndsey North - Former President	2025	169,697	-	26,760	(5)	-	16,667	(5)	213,124
	2024	200,000	-	-		-	-		200,000

(1)	Actual amounts paid or accrued.

(2)

Includes option awards and stock appreciation rights awards (“SARs”). SARs awards are only payable in cash. As such, no shares of common stock were reserved in connection with the awards since no shares will be issued pursuant to exercise. The fair value of option and SARs awards are calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation – Stock Compensation.” The amount recognized for all awards is calculated using the Black Scholes pricing model. No options or SARs were awarded during the twelve months ended February 28, 2025 or February 29, 2024.

(3)	In fiscal years 2025 and 2024, we paid Mr. Kerby $24,000 in connection with various personal financial guarantees, and a personal car allowance of $18,000 pursuant to the terms of his employment agreement

(4)	In fiscal year 2024, we paid Mr. Orzechowski a retention bonus of $109,073 pursuant to the terms of his Retention Bonus and Separation Agreement.

(5)	In fiscal year 2025, we granted Ms. North 4,000 shares of common stock at $6.69 per share and paid cash severance of $16,667 pursuant to the terms of her separation agreement. Ms. North’s employment by the Company terminated on January 6, 2025.

Named Executive Officer Employment Agreements

William Kerby

In connection with this appointment as Chief Executive Officer of the Company on December 29, 2023, the Company and Mr. Kerby entered into an employment letter agreement, dated as of December 29, 2023. Under the employment agreement, Mr. Kerby will be entitled to receive an annual base salary of $400,000, which is subject to increase (but not decrease) in the discretion of the Compensation Committee of our Board of Directors based on an annual or special case assessment of his performance and other factors. At the discretion of our Board of Directors, Mr. Kerby is also eligible to earn a discretionary, annual fiscal end-of-year incentive bonus in an amount of up to 100% of his base annual salary. The exact amount of the incentive bonus will be dependent on the achievement of Company milestones and profitability, and such other milestones as the Board deems appropriate. Mr. Kerby will have the option of receiving some or all of his base annual salary and any incentive bonus in cash or in shares of our common stock valued for this purpose as set forth in his employment agreement and will be eligible to receive equity compensation at the discretion and in an amount to be determined by our Board of Directors.

During his employment, Mr. Kerby will be entitled to an automobile allowance of $1,500 per month and to receive all benefits under any and all deferred compensation plans, retirement plans, life, disability, health, accident and other insurance programs, and similar employee benefit plans and programs, sick leave and vacation time that the Company elects, in its sole discretion, to provide from time to time to its executive officers, and to earn four weeks of paid time off (“PTO”) in accordance with the Company’s PTO policy.

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

The term of Mr. Kerby’s employment under his employment agreement will continue from month-to-month until terminated by either party with 30 days’ prior written notice, unless sooner terminated in accordance with the terms thereof. Should the Company elect to terminate Mr. Kerby’s employment agreement (other than as a result of death, “Disability” or “Cause,” as defined therein), he will be entitled to payment of an amount equal to 12 months of his base annual salary in a lump sum payment upon termination and the continuation of his health care coverage, at the Company’s expense, for up to 12 months following the termination (collectively, the “Kerby Severance Payments”). In addition, in the event that Mr. Kerby’s agreement is terminated by the Company for any reason within 12 months from the date of closing of the Acquisition, Mr. Kerby will be entitled to receive the Kerby Severance Payments and the Contingent Shares will automatically accelerate and be issuable in full if not yet earned or issued.

John McMahon

On February 10, 2025, we entered into an employment letter agreement with John McMahon, pursuant to which Mr. McMahon agreed to serve as Chief Operating Officer, Travel Division of the Company. Under the terms of Mr. McMahon’s employment agreement, he is entitled to receive an annual base salary of $250,000. In addition, pursuant to the terms of his employment agreement, Mr. McMahon is entitled to receive bonuses subject to the achievement of mutually agreed performance objectives. Such bonuses may be paid in cash or common shares of the Company at the option of Mr. McMahon. Mr. McMahon is also entitled to receive an incentive bonus at the discretion of the Compensation Committee of the Board of Directors. Mr. McMahon is eligible to participate in the Company’s equity incentive and group benefit plans, including medical, dental, and vision plans, as well as a 401(k) plan.

Lyndsey North

On June 17, 2022, we entered into an “at will” employment agreement, with Lyndsey North under which she was engaged to serve as Vice President of Marketing of the Company. As of September 28, 2022, Ms. North was appointed President of the Company. Under the terms of Ms. North’s employment agreement, she was entitled to receive an annual base salary of $155,000, which was increased to $200,000 effective September 28, 2022. Pursuant to the employment agreement, Ms. North was granted 4,000 SARs at an exercise price of $7.00, which vested over a period of three years, with one-third of the award vesting each year on her employment anniversary date. At the discretion of the Board of Directors, and subject to the achievement of certain performance goals, Ms. North was also eligible for a performance bonus consisting of a cash award of up to 30% of base salary, which was increased to 50% of base salary, and a SAR award of up to 25% of base salary. Ms. North was eligible to participate in the Company’s group benefit plans, including medical, dental, and vision plans, as well as a 401(k) plan.

On January 6, 2025 (the “Termination Date”), Ms. North’s employment by the Company terminated. In connection with her departure, the Company paid Ms. North all deferred compensation owed to Ms. North as of the Termination Date and, upon her execution and non-revocation of a waiver and release of claims agreement, Ms. North became entitled to receive accrued interest on her deferred compensation through the Termination Date, plus severance in an amount equal to one month of her base salary. In addition, Ms. North was granted 4,000 shares of Company common stock, at a price of $6.69 per share, upon execution of her separation agreement.

Frank D. Orzechowski

On July 1, 2019, we entered into an “at will” employment agreement, with Frank Orzechowski under which he was engaged to serve as our Chief Financial Officer, Treasurer, Principal Accounting Officer and Corporate Secretary of the Company. Under Mr. Orzechowski’s employment agreement, he was entitled to receive an annual base salary of $135,000, which was increased to $155,000 effective March 1, 2020, to $180,000 on January 1, 2021, and to $200,000 on October 1, 2021. Pursuant to the employment agreement, Mr. Orzechowski was granted (1) a stock option to purchase up to 250 shares of common stock of the Company, at an exercise price equal to $14.00 per share, which was the closing market price of the Company’s common stock on July 1, 2019 (the “Effective Date”), and (2) to purchase up to 6,000 shares of common stock of the Company, with an exercise price of $14.00, subject to vesting as follows: 387 shares vested and became exercisable on the one-year anniversary of the Effective Date, 900 shares vested and became exercisable on the second-year anniversary of the Effective Date, 1,413 shares vested and became exercisable on the third-year anniversary of the Effective Date, and 3,300 shares vested and became exercisable on the fourth-year anniversary of the Effective Date. Further, Mr. Orzechowski is eligible to participate in the Company’s equity incentive and group benefit plans, including medical, dental, and vision plans, as well as a 401(k) plan.

Compensation Recovery Policy

On November 29, 2023, we adopted a compensation recovery policy (the “Compensation Recovery Policy”) that is designed to comply with, and will be interpreted in a manner consistent with, Section 10D and Rule 10D-1 of the Exchange Act and the applicable rules of the Nasdaq Stock Market, including any interpretive guidance provided by Nasdaq. Under our Compensation Recovery Policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Compensation Recovery Policy. Furthermore, under the Compensation Recovery Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth outstanding stock options granted under our 2013 Equity Incentive Plan (the “2013 Plan”) or 2023 Equity Incentive Plan (the “2023 Plan”) and SARs under our 2020 Stock Appreciation Rights Plan (the “2020 SARs Plan”) that are held by our named executive officers as of February 28, 2025:

	Option Awards(1)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Frank Orzechowski(2)	1,750	-	$50.00	6/14/2025
	902	-	$52.60	6/22/2025
	2,429	-	$68.40	8/11/2026
	2,429	-	$68.40	8/11/2026
	717	80	$50.00	7/1/2027
	2,339	270	$50.00	7/1/2027
	3,113	361	$50.00	7/1/2027
	-	4,852	$26.00	7/1/2027
	3,711	-	$11.60	1/25/2028

(1) On June 23, 2020, we adopted the 2020 SARs Plan. The 2020 SARs Plan provides for incentive awards in the form of SARs payable in cash. No shares of common stock were reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan. Awards issued under the 2020 SARs Plan are included in the table.

(2) On May 28, 2020, we granted Mr. Orzechowski an option to purchase 1,750 shares of our common stock under the 2013 Plan in connection with his employment arrangement. The option has an exercise price of $50.00, which as of February 28, 2025 was fully vested. On June 23, 2020, pursuant to our 2020 SARs Plan, we granted Mr. Orzechowski 902 SARs. The SARs have an exercise price of $52.60 which as of February 28, 2025 were fully vested and exercisable. On August 11, 2021, we granted Mr. Orzechowski an option to purchase 2,429 shares of our common stock under our 2013 Plan in connection with his employment arrangement. The option has an exercise price of $68.40 and as of February 28, 2025, was fully vested. On August 11, 2021, pursuant to our 2020 SARs Plan, we granted Mr. Orzechowski 2,429 SARs. The SARs have an exercise price of $68.40 and as of February 28, 2025, were fully vested and exercisable. On July 1, 2022, we granted Mr. Orzechowski: (i) an option to purchase up to 797 shares of our common stock with an exercise price of $50.00, 717 of which were vested as of February 28, 2025 and the remaining 80 shares of which will vest in equal monthly installments over the next five months; (ii) an option to purchase up to 2,609 shares of our common stock with an exercise price of $50.00, 2,339 of which shares were fully vested as of February 28, 2025 and the remaining 270 shares will vest in equal monthly installments over the next five months; (iii) 3,474 SARs with an exercise price of $50.00, 3,113 of which SARs were fully vested and exercisable as of February 28, 2025, and the remaining 361 of which SARs will vest in equal monthly installments over the next five months; and (iv) 4,852 SARs in connection with his employment retention agreement, which SARs have an exercise price of $26.00 and will vest and become exercisable on March 15, 2025 if Mr. Orzechowski remains an employee of the Company on that date. On January 26, 2023, we granted Mr. Orzechowski an option to purchase up to 3,711 shares of our common stock, with an exercise price of $11.60. As of February 28, 2025, the option was fully vested and exercisable.

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

2023 Equity Incentive Plan

On November 19, 2023, our Board of Directors adopted the 2024 Plan.

Our Board of Directors believes that the grant of options and other stock awards is an important incentive for the Company’s employees, officers and directors. Previously, we issued options and stock awards pursuant to our 2013 Plan, which plan expired according to its terms in March 2023.

A summary of the material terms of the 2023 Plan is set forth below.

Plan Purpose

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

Administration

The 2023 Plan is to be administered by the Board of Directors or by a committee to which administration of the 2023 Plan, or of part of thereof, is delegated by the Board of Directors. The 2023 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards (each as defined in the 2023 Plan). Subject to the requirements imposed by the 2023 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2023 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2023 Plan or of any award under the 2023 Plan.

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

Amendment or Termination of the Plan

The Board of Directors may at any time amend, discontinue or terminate the 2023 Plan. With specified exceptions, no amendment, suspension or termination of the 2023 Plan may adversely affect outstanding Options or Stock Appreciation Rights or the terms that are applicable to outstanding Stock Awards. No amendment, suspension or termination of the Plan requires stockholder approval unless such approval is required under applicable law or under the rules of any stock exchange on which our Common Stock is traded. Unless terminated earlier by the Board of Directors, the 2023 Plan will terminate on the tenth anniversary of the date of the Board’s adoption of the 2023 Plan.

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

Administration

The 2013 Plan is administered by the Board or by a committee to which administration of the Plan, or of part of thereof, is delegated by the Board. The 2013 Plan is currently administered by our Compensation Committee, which we refer to below as the “Administrator.” The Administrator is responsible for selecting the officers, employees, directors, consultants and advisers who will receive Options, Stock Appreciation Rights and Stock Awards (each as defined in the 2013 Plan). Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Option and Stock Appreciation Right award, including the number of shares subject to the Option, the exercise price, expiration date and vesting period of the Option and whether the option is an Incentive Option or a Non-Qualified Option. Subject to the requirements imposed by the 2013 Plan, the Administrator is also responsible for determining the terms and conditions of each Stock Award, including the number of shares granted, the purchase price (if any), and the vesting, transfer and other restrictions imposed on the stock. The Administrator has the power, authority and discretion to make all other determinations deemed necessary or advisable for the administration of the 2013 Plan or of any award under the 2013 Plan.

The 2013 Plan is not subject to the Employee Retirement Income Security Act of 1974 and is not a qualified pension, profit sharing or bonus plan under Section 401(a) of the Internal Revenue Code.

Stock Subject to the 2013 Plan

As of May 28, 2024 there were no shares subject to outstanding awards under the 2013 Plan. The plan expired on March 15, 2023 and therefore there are no shares available for future issuance under the 2013 Plan.

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

2020 Stock Appreciation Rights Plan

On June 23, 2020, our Board of Directors adopted the 2020 SARs Plan. The purposes of the 2020 SARs Plan are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The 2020 SARs Plan only provides for incentive awards that are only made in the form of SARs payable in cash. No shares of common stock were reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan.

Governance of the Plan

The 2020 SARs Plan will be administered by the Compensation Committee of the Board or, in the Board’s sole discretion, by the Board. The Compensation Committee will have the authority to, among other things, (i) construe and interpret the 2020 SARs Plan and apply its provisions; (ii) promulgate, amend, and rescind rules and regulations relating to the administration of the Plan; (iii) delegate its authority to one or more persons who is an officer of the Company within the meaning of Section 16 of the Exchange Act and the rules and regulations promulgated thereunder with respect to SARs that do not involve “insiders” within the meaning of Section 16 of the Exchange Act; (iv) determine when SARs are to be granted under the 2020 SARs Plan and the applicable grant date; (v) prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and medium of payment and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant; (vi) amend any outstanding SARs, subject, in certain cases, to the participant’s consent; and (vii) make all other determinations which may be necessary or advisable for the administration of the 2020 SARs Plan.

Eligible Participants

SARs may be granted only to persons who are Service Providers, and those persons whom the Compensation Committee determines are reasonably expected to become Service Providers following the grant date. The Compensation Committee may from time to time designate those Service Providers, if any, to be granted SARs under the 2020 SARs Plan, the number of SARs which will be granted to each such person, and any other terms or conditions relating to SARs as it may deem appropriate to the extent consistent with the provisions of the 2020 SARs Plan. A participant who has been granted a SAR may, if otherwise eligible, be granted additional incentive awards at any time.

Grant. The Compensation Committee may grant SARs to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR.

General Provisions. The terms and conditions of each SAR will be evidenced by a SAR agreement. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The term of the SAR will be determined by the Compensation Committee but may not be greater than ten years from the date of grant.

Exercise. SARs are exercisable subject to such terms and conditions as the Compensation Committee may specify in the SAR agreement for the SAR. A SAR may be exercised by the delivery of a signed written notice of exercise to the Company, which must be received and accepted by the Company as of a date set by the Company in advance of the effective date of the proposed exercise. The notice must set forth the number of SARs being exercised, together with any additional documents the Company may require.

Settlement. Upon exercise of a SAR, the Grantee will receive an amount equal to the Spread. The Spread, less applicable withholdings, will be payable only in cash. In no event may any SAR be settled in any manner other than by delivery of a cash payment from the Company.

Form of SAR Agreement

Each participant to whom a SAR is granted will be required to enter into a SAR agreement with the Company, in such a form as is provided by the Compensation Committee. The SAR agreement will contain specific terms as determined by the Compensation Committee, in its discretion, with respect to the participant’s particular SAR. Such terms need not be uniform among all participants or any similarly situated participants. The SAR agreement may include, without limitation, vesting, forfeiture and other provisions particular to the particular participant’s SAR, as well as, for example, provisions to the effect that the participant must abide by all the terms and conditions of the Plan and such other terms and conditions as may be imposed by the Compensation Committee. A SAR will include such terms and conditions as are determined by the Compensation Committee, in its discretion, to be appropriate with respect to any participant.

The Compensation Committee may specify in a SAR agreement that the participant’s rights, payments, and benefits with respect to a SAR will be subject to forfeiture upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of the incentive award. Such events may include, but are not limited to, termination with cause or other conduct by the participant that is detrimental to the business or reputation of the Company.

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

Continuation

Subject to the conditions and limitations of the 2020 SARs Plan and applicable law, in the event that a participant ceases to be an employee, outside director or consultant, as applicable, for whatever reason, the Compensation Committee and participant may mutually agree with respect to any outstanding SAR then held by the participant (i) for an acceleration or other adjustment in any vesting schedule applicable to the SAR award; (ii) for a continuation of the exercise period following termination for a longer period than is otherwise provided under such SAR; or (iii) to any other change in the terms and conditions of the SAR. In the event of any such change to an outstanding SAR, a written amendment to the participant’s SAR agreement will be required. No amendment to a participant’s SAR will be made to the extent compensation payable pursuant thereto as a result of such amendment would be considered deferred compensation that is not excepted from taxation or penalties under Code Section 409A, unless otherwise determined by the Compensation Committee.

SARs granted under the 2020 SARs Plan are not transferable other than to a designated beneficiary upon the Participant’s death or by will or the laws of descent and distribution.

Change in Control

Unless otherwise provided in a SAR Agreement, notwithstanding any contrary provision in the 2020 SARs Plan, in the event of a Change in Control (as defined in the 2020 SARs Plan), all outstanding SARs will become 100% vested and immediately exercisable.

Amendment

The Board at any time, and from time to time, may amend or terminate the 2020 SARs Plan. The Compensation Committee at any time, and from time to time, may amend the terms of any one or more SAR agreements, except that the Committee may not affect any amendment which would otherwise constitute an impairment of the rights under any SAR unless the participant consents in writing.

As of May 28, 2025 there were 40,223 SARs outstanding under the 2020 SARs Plan.

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

Under our director compensation program for fiscal year 2025, each non-employee director received annual compensation of $35,000, and each director has agreed to defer receipt of cash compensation until such time as the Company completes a public financing. All cash fees are paid quarterly. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our Compensation Committee intends to evaluate our director compensation program and determine whether any changes should be recommended to the Board.

The following table sets forth certain information concerning the compensation paid to non-employee directors in fiscal year 2025 for their services as directors of the Company. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Total ($)
Donald P. Monaco (1)	35,000	-	35,000
Jacob Brunsberg (2)	35,000	-	35,000
Salvatore Battinelli(3)	35,000	-	35,000
Dennis Duitch(4)	35,000	-	35,000
Kent Summers(5)	35,000	-	35,000

(1)	The fees shown were paid to each of the respective individuals for services as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, and each series of our outstanding preferred stock as of May 28, 2025 (a) by each person known by us to own beneficially 5% or more of the outstanding shares of each class of the outstanding securities, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. At the close of business on May 28, 2025, there were 7,653,525 shares of Company common stock outstanding.

In addition to the foregoing, as of May 28, 2025, there were (i) 316 shares of the Company’s Series E Preferred outstanding, which, including accrued dividends thereon, were convertible into an aggregate of 3,380 shares of Company common stock; (ii) 33,000 shares of Series H Preferred outstanding; (iii) 500,442 shares of Series I Preferred outstanding; (iii) 297,788 shares of Series J Preferred outstanding; (iv) 60,595 shares of Series K Preferred outstanding; (v) 1,076,156 shares of Series L Preferred outstanding; (vi) 133,278 shares of Series M Preferred outstanding; (vii) 500,000 shares of Series N Preferred outstanding; (viii) 443,549 shares of Series O Preferred outstanding; and (ix) 343,750 shares of Series P Preferred outstanding.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants, convertible preferred stock or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of May 28, 2025 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Common Stock

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Named Executive Officers and Directors:
William Kerby(2)	1,337,704	17.5%
Lyndsey North	4,000	*
Frank Orzechowski	48	*
Donald P. Monaco(3)	1,482,637	19.2%
Jacob Brunsberg(4)	116,595	1.5%
Salvatore Battinelli(5)	85,978	1.1%
Dennis Duitch(6)	85,664	1.1%
Kent J. Summers(7)	85,626	1.1%
All executive officers and directors as a group (7 persons)(8)	3,194,253	39.4%
5% Stockholders:
David Jiang (9)	621,414	9.9%

*Less than 1%.

(1)	Based on 7,653,525 shares outstanding at May 28, 2025.

(2)	Includes 11,386 shares held by Travel and Media Tech, LLC (“TMT”). Mr. Kerby is a 50% member of TMT, and is deemed to beneficially own the shares held by TMT. Mr. Kerby disclaims beneficial ownership of all securities held by TMT in excess of his pecuniary interest, if any. Excludes 331,124 shares of common stock issuable upon conversion of shares of Series L Preferred stock, as conversion is contingent upon shareholder approval and subject to beneficial ownership limitations.

(3)	Includes (i) 1,733 shares held by Monaco Investment Partners, LP (“MIP”); (ii) 1,049,446 shares held by the Donald P. Monaco Insurance Trust (the “Trust”); and (iii) 11,386 shares held by TMT. Mr. Monaco is the managing general partner of MI Partners, is the trustee of the Trust and is a 50% member of TMT, and as such is deemed to beneficially own the securities held by the MI Partners, Trust and TMT, respectively. Mr. Monaco disclaims beneficial ownership of all securities held by MIP, the Trust and TMT in excess of his pecuniary interest, if any. Excludes 745,032 shares of common stock issuable upon conversion of shares of Series L Preferred stock held by the Trust, as conversion is contingent upon shareholder approval and subject to beneficial ownership limitations.

(4)	Includes 116,500 shares issuable upon the exercise of stock options.

(5)	Includes (i) 85,000 shares issuable upon the exercise of stock options, (ii) 179 shares issuable upon the conversion of shares of the Company’s Series E Preferred Stock, and (iii) 122 shares issuable upon exercise of Class A Warrants.

(6)	Includes 85,000 shares issuable upon the exercise of stock options.

(7)	Includes 85,000 shares issuable upon the exercise of stock options.

(8)	Includes (i) 456,500 shares issuable upon the exercise of stock options, (ii) 179 shares issuable upon the conversion of the shares of the Company’s Series E Preferred Stock, and (iii) 122 shares issuable upon exercise of Class A Warrants. Excludes shares beneficially owned by Ms. North since her employment terminated on January 6, 2025.

(9)	Includes 197,500 shares issuable upon the conversion of Series I Preferred. Excludes 230,028 shares of common stock issuable upon conversion of shares of additional Series I Preferred stock and 231,788 shares of common stock issuable upon conversion of shares of Series J Preferred stock, as conversion is contingent upon shareholder approval and subject to beneficial ownership limitations.

Series H Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series H Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Procopio Cory Hargreaves & Savitch LLP c/o NextTrip, Inc.	33,000	100%

(1)	Based on 33,000 shares of Series H Preferred outstanding at May 28, 2025.

Series I Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series I Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
David Jiang c/o NextTrip, Inc.	427,528	85.4%
Gregory Miller c/o NextTrip, Inc.	33,113	6.6%

(1)	Based on 500,442 shares of Series I Preferred outstanding at May 28, 2025.

Series J Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series J Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
David Jiang c/o NextTrip, Inc.	231,788	77.8%
Market Makers c/o NextTrip, Inc.	36,000	12.1%

(1)	Based on 297,788 shares of Series J Preferred outstanding at May 28, 2025.

Series K Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series K Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Denis Suggs c/o NextTrip, Inc.	49,668	82.0%
SIS II c/o NextTrip, Inc.	10,927	18.0%

(1)	Based on 60,595 shares of Series K Preferred outstanding at May 28, 2025.

Series L Preferred

Other than Messrs. Kerby and Monaco, who serve as our Chief Executive Officer and Chairman of our Board, respectively, there are no other 5% beneficial owners of shares of our Series L Preferred.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Named Executive Officers and Directors:
Bill Kerby c/o NextTrip, Inc.	331,124	30.8%
Donald P. Monaco c/o NextTrip, Inc.(2)	745,032	69.2%

(1)	Based on 1,076,156 shares of Series L Preferred outstanding at May 28, 2025.
(2)	Shares are held by the Trust. Mr. Monaco is the trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all securities held by the Trust in excess of his pecuniary interest.

Series M Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series M Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Marc Bern c/o NextTrip, Inc.	133,278	100%

(1)	Based on 133,278 shares of Series M Preferred outstanding at May 28, 2025.

Series N Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series N Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Blue Fysh Holdings, Inc. c/o NextTrip, Inc.	483,000	96.6%

(1)	Based on 500,000 shares of Series N Preferred outstanding at May 28, 2025.

Series O Preferred

One of the Company’s executive officers owns shares of the outstanding shares of Series O Preferred, as set forth below.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
John McMahon c/o NextTrip, Inc.(2)	168,416	38.0%
Priscilla Alexander c/o NextTrip, Inc.	95,674	21,6%
James Killen c/o NextTrip, Inc.	39,875	9.0%
LuxeLife Services LLC c/o NextTrip, Inc.	39,875	9.0%
Valerie Wilson Travel, Inc. c/o NextTrip, Inc.	39,875	9.0%

(1)	Based on 443,549 shares of Series O Preferred outstanding at May 28, 2025.
(2)	Mr. McMahon serves as Chief Operating Officer of the Company’s Travel Division.

Series P Preferred

None of the Company’s officers or directors beneficially own any shares of the outstanding shares of Series P Preferred, and therefore have been excluded from the following table.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
5% Beneficial Owners:
Denis Suggs c/o NextTrip, Inc.	343,750	100%

(1)	Based on 343,750 shares of Series P Preferred outstanding at May 28, 2025.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of February 28, 2025.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2023 Equity Incentive Plan(1)	-	-	7,000,000
2013 Equity Incentive Plan(2)	76,342	$52.69	-
Equity compensation plans not approved by security holders(3)	-	$44.80	-

(1) On November 19, 2023 the Company’s Board of Directors adopted the Company’s 2023 Plan, which was approved by our stockholders on December 28, 2023.

(2) On March 15, 2013, the Company’s Board of Directors adopted the Company’s 2013 Plan. The 2013 Plan was approved by our stockholders on October 10, 2013. The 2013 Plan automatically expired on March 15, 2023, which was the tenth anniversary of the adoption of the 2013 Plan.

(3) On June 23, 2020, our Board of Directors adopted the 2020 SARs Plan. No shares of common stock are reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan. As of February 28, 2025, the Company had 40,223 SARs outstanding under the 2020 SARs Plan.

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

Related Party Loans to Company

On February 29, 2024, NTH, a wholly owned subsidiary of the Company, issued an unsecured promissory note, in the principal amount of $391,776.54, to William Kerby, to memorialize the terms and conditions of certain working capital advances made by Mr. Kerby to NTH. The promissory note accrued interest at a rate equal to 7.5% simple interest per annum and was scheduled to automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The promissory note, or any portion thereof, could be prepaid by NTH without any penalty. Mr. Kerby serves as Chief Executive Officer of both the Company and NTH. The promissory note was approved by the Board, including all independent members thereof. On December 31, 2024, the full outstanding balance of the note ($321,257) was converted into shares of our Series L Preferred.

On March 18, 2024, NTH entered into an unsecured promissory note for a line of credit with Donald Monaco and William Kerby, the Company’s Chairman of the Board and Chief Executive Officer, respectively, for the aggregate principal amount of $500,000 with an initial advance of $125,000, provided that the aggregate principal amount of the note does not exceed $500,000 at any time. Under the terms of the note, advances under the line of credit may be made at the Company’s request until August 31, 2024. The note bore an annual interest rate of 7.5%, matured on February 28, 2025, and could be prepaid by the Company at any time prior to maturity without penalty. The promissory note was approved by the Board, including the independent members thereof. On December 31, 2024, $453,743 of the outstanding principal balance of $467,892 was converted into shares of Series L Preferred, and on February 24, 2025, the remaining balance was converted into Series L Preferred. As of May 28, 2025 there is no outstanding principal balance.

On April 23, 2024, the Board approved NTH to enter into a series of unsecured promissory notes with certain related parties, including investors, directors, officers and employees, who may individually provide funds for the aggregate principal amount of $1,000,000. The notes bear an annual interest rate of 7.5%, shall mature one year from the date of each note’s execution, and may be prepaid by NTH at any time prior to maturity without penalty. On August 14, 2024, at a joint meeting of the Audit Committee and the Board, the directors unanimously approved an increase in the principal amount of the related party line of credit to $2,000,000 on the same terms and conditions as previously approved. On December 31, 2024, $570,000 of the outstanding principal balance of $1,714,863 was converted into shares of Series L Preferred, and on February 24, 2025, an additional $1,000,000 of the principal balance was converted into Series L Preferred Shares, and $100,000 of the principal balance was converted into Series I Preferred Shares. On May 6, 2025, the remaining principal balance was paid by the MIP Line of Credit (as further discussed below) and as of May 28, 2025 there is no remaining outstanding principal balance.

On May 21, 2024, NTH issued an unsecured promissory note, in the principal amount of $455,000, to Mr. Monaco. The promissory note accrued interest at a rate equal to 7.5% simple interest per annum, and was scheduled to automatically mature and become due and payable in full on February 28, 2025, subject to certain limited exceptions. The promissory note, or any portion thereof, could be prepaid by NTH without any penalty. The promissory note was approved by the Board, including the independent members thereof. On December 31, 2024, the full outstanding balance of the note ($405,000) was converted into shares of our Series L Preferred.

On April 9, 2025, the Company entered into the two Trust Notes with the Trust under our $2.0 million line of credit. The first note had a principal balance of $500,000 and was issued in exchange for a new cash payment provided my Mr. Monaco. The second note had a principal balance of $145,000 and was issued in exchange for cash advances previously made by Mr. Monaco to the Company.

On May 6, 2025, the Company entered into the MIP Line of Credit with MIP, providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty.

The Company received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Additional advances through May 28, 2025 totaled $441,575, bringing the total amount advanced under the line to $1,486,575.

Donald Monaco, Chairman of the Company’s Board of Directors, controls MIP. Mr. Monaco is also trustee of the Trust. The MIP Line of Credit, including the use of proceeds from the initial advance made thereunder for the repayment of the cash advance and Trust Notes, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

The repayment of related party loans, to the extent not limited by any contractual terms, is subject to review and approval by the Audit Committee which consists of independent directors which are not parties to the aforementioned related party loans.

Conversion of Deferred Salary to Company Stock

On February 26, 2025, $500,000 of deferred salary owed to Mr. Kerby was converted into 165,562 shares of Series L Preferred at a conversion price of $3.02 per share.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Nevada law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in the right of us, arising out of the person’s services as a director or executive officer, including in connection with the Acquisition and related matters.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth a summary of the fees billed to the Company by our current independent registered public account firm, Haynie & Company, for professional services rendered with respect to the years ended February 28, 2025 February 29, 2024, as applicable, as well as by TPS Thayer. LLC (“TPS”), our predecessor auditor, for professional services rendered with respect to the year ended February 29, 2024 (as noted in the footnotes to the following table):

	2025	2024
Audit Fees(1)	$98,500	$78,000
Audit Related Fees(2)	16,250	-
Tax Fees(3)	7,283	750
All other fees	-	12,500
	$122,033	$91,250

(1) In accordance with the SEC’s definitions and rules, “audit fees” are fees that we paid for professional services for the audit of our financial statements included in our Annual Reports on Form 10-K and review of the interim financial statements included in quarterly reports, and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements. In addition to the amounts included in the table above, the Company paid TPS, its predecessor auditor, $44,000 in audit fees for the February 29, 2024 audit.

(2) In accordance with the SEC’s definitions and rules, “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

(3) In accordance with the SEC’s definitions and rules, tax fees” are fees for tax compliance, tax advice and tax planning.

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

Auditor Independence

In our fiscal year ended February 28, 2025, Haynie & Company provided no professional services other than those described above that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K.

Exhibit Number	Description
2.1†	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023, and incorporated by reference herein).
2.2†	Membership Interest Purchase Agreement, by and among NextTrip, Inc., FSA Travel, LLC, John McMahon, as Majority Member, and the other Signatories thereto, dated February 6, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2025, and incorporated herein by reference).
2.3	Share Exchange Agreement by and between the Company and Blue Fysh Holdings, Inc., dated February 24, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2025 incorporated herein by reference).
2.4	Asset Purchase Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2025, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2022, and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated Bylaws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Designation of Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2024 and incorporated herein by reference).
3.7	Certificate of Designation of Series G Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.8	Certificate of Designation of Series H Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.9	Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
3.10	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
3.11	Certificate of Designation of Series J Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.12	Certificate of Designation of Series K Nonvoting Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.13	Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.14	Certificate of Designation of Series M Nonvoting Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.15	Certificate of Designation of Series N Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2025 and incorporated herein by reference).
3.16	Certificate of Designation of Series O Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 11, 2025 and incorporated herein by reference).
3.17	Withdrawal of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.18	Withdrawal of Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.19	Withdrawal of Certificate of Designation of Series C Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.20	Withdrawal of Certificate of Designation of Series D Preferred Stock (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.21	Withdrawal of Certificate of Designation of Series G Preferred Stock (filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.22	Amendment to Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
3.23	Amendment to Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
3.24	Certificate of Designation of Series P Nonvoting Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
4.1	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.2	Form of Class A Warrant (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.3	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.4	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.8	Warrant to Purchase Common Stock issued January 26, 2023 (filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on March 30, 2023, and incorporated herein by reference).
4.9	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 22, 2024 and incorporated herein by reference).
4.10	Warrant by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 25, 2024, and incorporated herein by reference).
4.11*	Warrant to Purchase Common Stock, dated November 1, 2024.
4.12*	Warrant to Purchase Common Stock, dated December 3, 2024.
4.13*	Cash Warrant, dated December 31, 2024.

4.14*	Cashless Warrant, dated December 31, 2024.
4.15*	Warrant to Purchase Common Stock, dated January 27, 2025.
4.16*	Warrant to Purchase Common Stock, dated January 27, 2025.
4.17*	Warrant to Purchase Common Stock, dated January 28, 2025.
4.18	Warrant to Purchase Common Stock issued to Greg Miller, dated as of February 24, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.19	Warrant to Purchase Common Stock (Cash) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.20	Warrant to Purchase Common Stock (Cashless) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.21	Warrant to Purchase Common Stock issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.22	Warrant by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025, and incorporated herein by reference).
4.23*	Description of Securities.
10.1#	Form of Nonqualified Stock Option Agreement (previously filed by the Company as Exhibit 10.4 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference)
10.2#	Form of Incentive Stock Option Agreement (previously filed by the Company as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).
10.3#	Form of Restricted Stock Agreement (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.4#	Form of Indemnification Agreement for directors and officers of Sigma Labs, Inc. (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).
10.5#	Employment letter agreement, effective as of July 1, 2019, between the Company and Frank D. Orzechowski (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2019, and incorporated herein by reference).
10.6	Securities Purchase Agreement (Institutional Investors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.7	Registration Rights Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.8	Securities Purchase Agreement (Other Investors) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed January 27, 2020, and incorporated herein by reference).
10.9	Securities Purchase Agreement, dated as of April 2, 2020, between the Company and Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
10.10#	Sigma Labs, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.11#	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.12	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.13	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
10.14#	Sigma Additive Solutions, Inc. 2013 Equity Incentive Plan, as Amended (filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement, filed on October 19, 2022 and incorporated herein by reference).
10.15#	Sigma Labs, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).
10.16#	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Jacob Brunsberg (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).

10.17#	Retention Bonus and Change in Control Agreement, dated as of January 26, 2023, entered into by Sigma Additive Solutions, Inc. and Frank Orzechowski (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
10.18	Asset Purchase Agreement dated as of October 6, 2023 between Sigma Additive Solutions, Inc. and Divergent Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
10.19#	Retention Bonus and Separation Agreement between Sigma Additive Solutions and Jacob Brunsberg, dated November 22, 2023 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2023 and incorporated by reference herein).
10.20#	Retention Bonus and Separation Agreement between Sigma Additive Solutions and Frank Orzechowski, dated November 22, 2023 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 24, 2023 and incorporated by reference herein).
10.21#	2023 Equity Incentive Plan (filed as Annex D to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 1, 2023 and incorporated herein by reference). #
10.22#	Employment letter agreement dated December 29, 2023 between Sigma Additive Solutions, Inc. and William Kerby (filed by the Company as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated by reference herein).
10.23	Perpetual License Agreement, by and among the Company, NextTrip Holdings, Inc. and Promethean TV, Inc., dated as of January 26, 2024. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
10.24	Form of Securities Purchase Agreement, dated as of February 15, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
10.25*	Unsecured Promissory Note by and between the Company and Steve Kircher, dated October 18, 2024.
10.26*	Promissory Note by and between the Company and Carmen Diges, dated October 18, 2024.
10.27	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2024, and incorporated herein by reference).
10.28	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 25, 2024 and incorporated herein by reference).
10.29*	Promissory Note and Securities Purchase Agreement by and between the Company and 1800 Diagonal Lending LLC, dated October 18, 2024.
10.30*	Securities Purchase Agreement by and between the Company and 1800 Diagonal Lending LLC, dated November 8, 2024.
10.31*	Promissory Note by and between the Company and 1800 Diagonal Lending LLC, dated November 8, 2024.
10.32	Form of Series J Preferred Stock Securities Purchase Agreement, dated as of December 31, 2024 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2025, and incorporated herein by reference).
10.33	Form of Series K Preferred Stock Securities Purchase Agreement, dated as of December 31, 2024 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 3, 2025, and incorporated herein by reference).
10.34	Form of Series M Preferred Stock Securities Purchase Agreement, dated as of December 31, 2024 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 3, 2025, and incorporated herein by reference).
10.35	Unsecured Promissory Note, dated as of December 31, 2024 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 3, 2025, and incorporated herein by reference).
10.36	Registration Rights Agreement, dated as of December 31, 2024 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 3, 2025, and incorporated herein by reference).
10.37	Form of Series N Preferred Stock Securities Purchase Agreement, dated as of January 28, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2025, and incorporated herein by reference).
10.38*	Securities Purchase Agreement by and between the Company and 1800 Diagonal Lending LLC, dated February 4, 2025.
10.39*	Promissory Note by and between the Company and 1800 Diagonal Lending LLC, dated February 4, 2025.
10.40	Form of Series I Preferred Stock Securities Purchase Agreement, dated as of February 24, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.41	Debt Conversion Agreement, dated as of February 24, 2025, by and between the Company and Greg Miller (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.42	Related Party Debt Conversion Agreement, dated as of February 24, 2025, by and between the Company and William Kerby (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.43	Related Party Debt Conversion Agreement, dated as of February 24, 2025, by and between the Company and Donald P. Monaco (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.44	Equity Investment Agreement, dated as of February 26, 2025, by and between AOS Holdings LLC and the Company (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.45	Debt Exchange Agreement, dated as of February 26, 2025, by and between AOS Holdings LLC and the Company (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.46	Consulting Agreement, dated as of February 26, 2025, by and between AOS Holdings LLC and the Company (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
10.47	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025 and incorporated herein by reference).
10.48	Promissory Note by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2025 and incorporated herein by reference).
10.49	License Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025 and incorporated herein by reference).
10.50	Unsecured Promissory Note ($500,000) by and between NextTrip Holdings, Inc. and Donald P. Monaco Insurance Trust, dated April 9, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2025 and incorporated herein by reference).
10.51	Unsecured Promissory Note ($145,000) by and between NextTrip Holdings, Inc. and Donald P. Monaco Insurance Trust, dated April 9, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2025 and incorporated herein by reference).
10.52	Line of Credit Agreement, dated May 6, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2025 and incorporated herein by reference).
19.1	NextTrip Inc’s Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
21.1*	List of Subsidiaries.
23.1*	Consent of Haynie & Company.
31.1*	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	NextTrip, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan or arrangement.
†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

NEXTTRIP, INC.

May 29, 2025	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

May 29, 2025	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer (Principal Executive Officer and Director)	May 29, 2025
William Kerby

/s/ Frank Orzechowski	Chief Financial Officer	May 29, 2025
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ Donald P. Monaco	Chairman, Director	May 29, 2025
Donald P. Monaco

/s/ Salvatore Battinelli	Director	May 29, 2025
Salvatore Battinelli

/s/ Dennis Duitch	Director	May 29, 2025
Dennis Duitch

/s/ Kent Summers	Director	May 29, 2025
Kent Summers

/s/ Jacob Brunsberg	Director	May 29, 2025
Jacob Brunsberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NextTrip, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextTrip, Inc. (the Company) as of February 28, 2025 and February 29, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of ($34,349,823). The losses in conjunction with uncertainty around the success of management’s future plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Allocation of Warrants Issued with Debt

Description of the Matter

As described in Note 12 to the financial statements, the Company issued promissory notes with warrants during the year ended February 28, 2025. The Company recorded these transactions in accordance with ASC 470-20, Debt – Debt with Conversion and Other Options which requires the Company to value the instruments and allocate the proceeds based on relative fair values. The valuation relies on management estimates and assumptions. These transactions are complex in nature, require management judgment, and require a thorough understanding of the transactions and related accounting guidance. As such, we considered this to be a CAM.

How We Addressed the Matter

To address the CAM, we obtained and reviewed all debt and warrant agreements; tested the inputs and assumptions used by management in the valuations of the warrants; performed an independent recalculation of the fair value of the warrants; and recalculated and tied out the allocation of proceeds between the debt and warrant instruments.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah
May 29, 2025
PCAOB #457

We have served as the Company’s auditor since 2024.

NEXTTRIP, INC.

CONSOLIDATED BALANCE SHEETS

As of February 28, 2025 and February 29, 2024

	2025	2024

ASSETS
Cash and cash equivalents	$1,062,367	$323,805
Promissory note receivable, net	-	1,000,000
Accounts receivable, net	22,567	34,082
Prepaid expenses and other current assets	1,380,575	340,921
Total Current Assets	2,465,509	1,698,808
Non-Current assets
Property and equipment, net	4,119	6,642
Intangible assets, net	2,127,368	2,173,420
Security deposit	30,167	42,167
Goodwill	1,167,805	1,167,805
Equity investments	3,407,610	-
Other prepaid assets	733,575	-
Total Non-Current Assets	7,470,644	3,390,034
Total Assets	$9,936,153	$5,088,842

LIABILITIES
Current Liabilities
Accounts payable	$1,184,404	$531,847
Accrued expenses	721,382	460,768
Deferred revenue	97,770	139,921
Notes payable	506,004	-
Notes payable - related parties	61,526	828,277
Total Current Liabilities	2,571,086	1,960,813

Total Liabilities	2,571,086	1,960,813

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 3,106,616 and 472,996 shares issued and outstanding, respectively	3,107	474
Common Stock, par value $0.001, 250,000,000 and 1,200,000 shares authorized, 1,656,738 and 936,430 shares issued and outstanding, respectively (*)	1,657	936
Additional Paid in Capital (*)	41,710,126	27,277,758
Accumulated deficit	(34,349,823)	(24,151,139)
Total Stockholders’ Equity	7,365,067	3,128,029
Total Liabilities and Stockholders’ Equity	$9,936,153	$5,088,842

*	On December 29, 2023, the Company (then known as Sigma Additive Solutions, Inc.) acquired NextTrip Holdings, Inc. (“NTH”) in a reverse acquisition. NextTrip Group, LLC (“NTG”) was issued 83,371 shares of Company common stock in exchange for 100% of the issued and outstanding capital stock of NTH at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	February 28, 2025	February 29, 2024

Revenue	$501,423	$458,752
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(498,121)	(397,532)
Gross profit	3,302	61,220

Operating Expenses
Salaries and benefits	2,630,663	1,604,487
Stock based compensation	67,874	116,512
General and administrative	95,341	152,106
Sales and marketing	307,166	484,250
Professional Service Fees	2,228,481	1,421,508
Technology	843,296	311,430
Organization Costs	213,613	25,000
Depreciation and amortization	713,236	1,468,762
Other expenses	317,061	156,522
Total Operating Expenses	7,416,731	5,740,577
Operating loss	(7,413,429)	(5,679,357)

Other Income/(Expenses)
Loss on disposal of assets	(90)	(14,718)
Gain (Loss) on extinguishment of liability	(1,134,579)	166,890
Loss on promissory note receivable	(1,000,000)	(1,567,665)
Interest income (expense), net	(589,039)	(48,620)
Other Income (expense)	16,099	486,633
Total other income (expense)	(2,707,609)	(977,480)
Net loss from continuing operations before taxes	(10,121,038)	(6,656,837)
Provision for income taxes	-	-
Net loss from continuing operations before share of net income (loss) in equity method investee	$(10,121,038)	$(6,656,837)
Share of net loss of equity method investee	(7,390)	-
Net loss from continuing operations	(10,128,428)	(6,656,837)
Net income (loss) from discontinued operations, net of taxes	8,344	(675,314)
Net loss	(10,120,084)	(7,332,151)
Preferred Dividends	(78,600)	(7,125)
Net Loss Applicable to Common Stockholders	$(10,198,684)	$(7,339,276)
Basic and diluted loss per common share from continuing operations(*)	$(2.24)	$(29.16)
Basic and diluted loss per common share from discontinued operations (*)	$0.01	$(2.96)
Basic and diluted loss per common share (*)	$(2.23)	$(32.12)
Basic and diluted weighted average number of common shares (*)	4,566,787	228,274

*	On December 29, 2023, the Company (then known as Sigma Additive Solutions, Inc.) acquired NTH in a reverse acquisition. NTG was issued 83,371 shares of Company common stock in exchange for 100% of the issued and outstanding capital stock of NTH at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Preferred		Common		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2023 (*)	-	$-	83,371	$83	$17,295,890	$(16,811,863)	$484,110
Issuance of Preferred Shares	472,680	473	-	-	1,603,027	-	1,603,500
Conversion of Convertible Notes	-	-	52,818	53	3,968,507	-	3,968,560
Purchases of Common Shares	-	-	15,481	16	1,905,954	-	1,905,970
Issuance of Common Shares for Services	-	-	4,337	4	13,106	-	13,110
Reverse Acquisition of Sigma Additive Solutions, Inc.	316	1	780,423	780	2,367,637	-	2,368,418
Stock Compensation	-	-	-	-	116,512	-	116,512
Preferred Stock Dividends	-	-	-	-	7,125	(7,125)	-
Net Loss						(7,332,151)	(7,332,151)
Balance, February 29, 2024 (*)	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Issuance of Preferred Shares in Private Placements	830,284	830	-	-	3,872,104	-	3,872,934
Conversion of Preferred Shares to Common Shares	(409,502)	(410)	409,502	410	-	-	-
Issuance of Preferred Shares for Debt Conversions	1,459,434	1,460	-	-	4,651,040	-	4,652,500
Issuance of Securities for Services	109,113	109	160,990	161	2,407,193	-	2,407,463
Securities Issued for Equity Investments	644,291	644	8,065	8	2,938,704	-	2,939,356
Issuance of Commitment Shares for Equity Line of Credit	-	-	32,786	33	99,967	-	100,000
Issuance of Common Shares for Warrant Exercises	-	-	104,965	105	316,890	-	316,995
Stock Compensation	-	-	4,000	4	67,870	-	67,874
Preferred Stock Dividends	-	-	-	-	78,600	(78,600)	-
Net Loss	-	-	-	-	-	(10,120,084)	(10,120,084)
Balance, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067

*	On December 29, 2023, the Company (then known as Sigma Additive Solutions, Inc.) acquired NTH in a reverse acquisition. NTG was issued 83,371 shares of Company common stock in exchange for 100% of the issued and outstanding capital stock of NTH at the time of the reverse acquisition. The Company has reflected this transaction retroactively in these financial statements.

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	February 28, 2025	February 29, 2024

Cash Flows from Operating Activities:
Net Loss from continuing operations	$(10,128,428)	$(6,656,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization – property and equipment and intangibles	713,236	1,468,762
Amortization of Debt Discount	342,935	-
Amortization of prepaid expenses	236,112	-
Loss on promissory note receivable	1,000,000	1,567,665
Stock based compensation	67,874	116,512
(Gain) loss on extinguishment of liability	1,134,579	(166,890)
Loss on disposal of assets	90	14,718
Loss on share of net income in equity method investee	7,390	-
Changes in operating assets and liabilities:
Accounts receivable	11,515	(662,939)
Prepaid expenses	159,343	(281,506)
Security deposit	12,000	(27,167)
Accounts payable and accrued expenses	1,397,007	(531,367)
Deferred revenue	(42,151)	102,954
Net cash used in operating activities from continuing operations	(5,088,498)	(5,056,095)
Net cash provided (used) in operating activities from discontinued operations	8,344	(675,314)
Net cash used in operating activities	(5,080,154)	(5,731,409)

Cash Flows from Investing activities:
Purchase of equipment	-	(9,253)
Capitalized software development costs	(534,751)	(1,016,175)
Sale of Sigma Additive Solutions, Inc. assets	-	1,589,241
Investment in equity method investee	(500,000)	-
Reverse acquisition of Sigma Additive Solutions, Inc.	-	417,122
Sale of assets	1,000	-
Net cash provided (used) in investing activities	(1,033,751)	980,935

Cash Flows from Financing Activities:
Notes payable	1,967,224	-
Issuance of convertible notes	-	735,057
Issuances of common shares	-	1,905,970
Issuances of preferred shares	2,450,000	1,603,500
Exercise of warrants	316,994	-
Advances from related party, net	2,118,249	547,277
Net cash provided by financing activities	6,852,467	4,791,804

Increase in cash	738,562	41,330
Cash - beginning of the period	323,805	282,475
Cash - end of the period	$1,062,367	$323,805

Supplemental cash flow information
Cash paid for interest	$91,680	$4,381
Cash paid for taxes	$-	$-

Non-Cash Financing Transactions
Issuance of preferred shares for services	$329,520	$569,000
Issuance of common shares for services	$706,870	$13,106
Issuance of common shares as commitment shares	$100,000	$-
Issuance of common warrants for services	$1,371,072	$-
Issuance of common shares for equity investments	$24,356	$-
Issuance of preferred shares for equity investments	$2,915,000	$-
Issuance of preferred shares for perpetual software license	$-	$362,000
Conversion of convertible notes	$-	$3,968,507
Preferred stock dividends	$78,600	$7,125

See accompanying notes to financial statements

NEXTTRIP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

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

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe NM 87507. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc., incorporated on October 22, 2015, and Extraordinary Vacations USA, Inc., incorporated on June 24, 2002.

Prior to the NextPlay Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NTH”) was a wholly owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement, Amended and Restated Operating Agreement, and Exchange Agreement (the “NextPlay Exchange Agreement”, whereby NextPlay transferred their interest in the travel business to NTG. Pursuant to the NextPlay Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10 per unit. Prior to the exchange for Preferred Units, NTG had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had obligations to provide ongoing support to NTH. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and, as such, NTH recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC, a Joint Venture (“Next Innovation”), which is dormant. No activities nor operations occurred through Next Innovation in fiscal years 2024 or 2025 and the Company does not have control of Next Innovation and therefore no minority interest was recorded.

Reverse Acquisition

On October 12, 2023, the Company (then known as Sigma) entered into a Share Exchange Agreement (as amended, the “Exchange Agreement”) with NTH, NTG, and William Kerby (the “NextTrip Representative”). Under the terms of the Exchange Agreement, the parties agreed that NTG would sell and transfer to the Company all of the issued and outstanding shares of NTH in exchange for 156,007 restricted shares of Company common stock (the “Closing Shares”), issuable at closing, and the right to receive up to an additional 5,843,993 restricted shares of Company common stock upon satisfaction of certain milestones set forth in the Exchange Agreement (the “Contingent Shares,” and together with the Closing Shares, the “Restricted Shares”), which Restricted Shares are issuable to the members of NTG, on a pro rata basis, under the terms of the Exchange Agreement, subject to certain closing conditions (the “NextTrip Acquisition”). Upon the closing of the NextTrip Acquisition on December 29, 2023, NTH became a wholly owned subsidiary of the Company.

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of Company common stock, or approximately 90.2% of the issued and outstanding shares of Company common stock immediately prior to the closing. The NextTrip Acquisition will likely result in a change of control, with the members of NTG receiving an aggregate number of shares that exceeds the number of shares that held by the legacy shareholders of Sigma. As a result, the NextTrip Acquisition is accounted for as a reverse acquisition of NTH by the Company, whereby the Company is treated as the legal acquirer and NTH is treated as the accounting acquirer. As a result, the historical financial information for the periods prior to closing of the NextTrip Acquisition presented is that of NTH.

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

The assets and liabilities of Sigma were recognized at fair value under ASC 805 as described in NOTE 8 – Goodwill.

Going Concern

As of February 28, 2025, and February 29, 2024, the Company had an accumulated deficit of $34,349,823 and $24,151,139, respectively, and working capital deficit of $105,577 and $262,005, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of the filing of this Report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the carrying amounts of intangible assets, depreciation and amortization.

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options, preferred stock or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At February 28, 2025 and February 29, 2024, the Company had the following common shares underlying these instruments:

	Year Ended February 28 and 29,
	2025	2024
Warrants	3,015,885	486,165
Stock Options	76,342	85,300
Preferred Stock	3,109,663	475,835
Total Underlying Common Shares	6,201,890	1,047,300

Cash and Cash Equivalents

Cash consists of amounts denominated in USD. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of February 28, 2025, or February 29, 2024.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable losses in its existing accounts receivable.

The Company considers accounts receivable to be fully collectible; accordingly, no allowance for credit losses is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

Trade accounts receivable balances as of February 28, 2025 and February 29, 2024, were $22,567 and $34,092, respectively.

Investments in Equity Method Investees

The Company holds investments in certain entities that are accounted for under the equity method of accounting, as well as investments that are accounted for under the fair value method pursuant to ASC 321, “Investments - Equity Securities.” Under the equity method, investments in entities in which the Company has significant influence, but not control, are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the investees’ earnings or losses and other comprehensive income.

The Company determines the existence of significant influence based on various factors, including representation on the investees’ board of directors, participation in policy-making processes, and material intercompany transactions.

The Company’s equity method investments are evaluated periodically for impairment by assessing whether events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. When such indicators exist, the Company performs an impairment test and recognizes an impairment loss to the extent that the carrying amount of the investment exceeds its fair value.

Distributions received from equity method investees that exceed cumulative earnings recognized by the Company are considered a return of investment and are recorded as a reduction in the carrying amount of the investment.

Adjustments resulting from changes in the Company’s ownership interest in equity method investees that do not result in a loss of significant influence are accounted for prospectively.

Basis Difference

In accordance with ASC 323, “Investments - Equity Method and Joint Ventures,” the Company records a basis difference when the carrying value of its equity method investment differs from its share of the investee’s fair value of net assets at the acquisition date. This basis difference is allocated to the investee’s identifiable assets and liabilities based on their fair values. The amortization of any basis difference related to depreciable assets, such as property, plant, and equipment, is recognized in the Company’s share of the investee’s earnings or losses. Any basis difference related to non-depreciable assets, including goodwill, is generally not amortized, but is subject to impairment testing as necessary.

The Company assesses the impact of any basis differences on its earnings and the carrying value of its equity method investments. If a basis difference is determined to exist, the appropriate adjustments are made to reflect the amortization of such differences in the consolidated financial statements.

Investments in Equity Securities without Readily Determinable Fair Value

In accordance with ASC 321-10-35-2, the Company holds certain investments in equity securities in which the Company does not have significant influence or control, and for which fair value is not readily determinable. These investments are primarily accounted for at cost, less any impairment. The carrying amount is periodically evaluated for impairment, and if necessary, an impairment loss is recognized in the statement of operations. These investments are not adjusted for unrealized gains or losses unless an impairment is identified.

Equity in Earnings of Equity Method Investees

The Company’s share of earnings or losses from equity method investees is recognized in the consolidated statement of operations within “Equity in share of loss of equity method investees,” net of any related income taxes.

Fair Value Measurements

The fair value of equity method investments is disclosed when available and practical to determine. However, for investments that are not readily marketable, such as non-public entities, fair value is not typically recognized in the financial statements unless the investment is impaired.

Promissory Note Receivable

Receivables from NextPlay under the promissory note as described in NOTE 1 – Business Description and Going Concern were $0 and $1,000,000 at February 28, 2025 and February 29, 2024, respectively. Pursuant to the terms of the Promissory Note (the “NextPlay Note”) between NTH and NextPlay, the NextPlay Note was due and payable in full on the earlier of September 1, 2023 or the date the Company completed a financing of $10 million or more. No payments have been made by NextPlay, and as such NextPlay is in default under the terms of the NextPlay Note.

On January 27, 2025, as creditors of NextPlay, Donald P. Monaco, the Company’s Chairman, William Kerby, the Company’s Chief Executive Officer, and Ian Sharpe, the Chief Operating Officer of the Company’s Media division, filed a petition to force NextPlay into involuntary bankruptcy as a result of unpaid fees. The proceedings are ongoing and the outcome at this time is uncertain and cannot be predicted. As a result, management has determined that the collectability of the NextPlay Note is uncertain and has therefore established an allowance for doubtful accounts for the entire balance of $2,567,665. Of this amount, $1,000,000 was recorded as of February 28, 2025, and $1,567,665 was recorded as of February 29, 2024.

Property and Equipment

Recognition and measurement

Items of property and equipment are measured at cost, less accumulated depreciation and accumulated impairment losses. When parts of an item of property and equipment have different estimated useful lives, they are accounted for as separate items within property and equipment. The costs of the ongoing regular repairs and maintenance of property and equipment are recognized in the period in which they are incurred.

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

Intangible assets

The Company measures separately acquired intangible assets at cost, less accumulated amortization and impairment losses. The Company recognizes internally developed intangible assets when it has determined that the completion of such is technically feasible, and the Company has sufficient resources to complete the development. Subsequent expenditures are capitalized when they increase the future economic benefits of the associated asset. All other expenditures are recorded in profit or loss as incurred.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

The Company recognizes revenue when the customer has purchased the product, the occurrence of the earlier of date of travel and the date of cancellation has expired, as satisfaction of the performance obligation, the sales price is fixed or determinable and collectability is reasonably assured. Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

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

Sales and Marketing

Selling and marketing expenses consist primarily of marketing and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses.

Sales and marketing expenses are charged to expense as incurred and are included in selling and promotions expenses in the accompanying consolidated financial statements. Sales and marketing expense for the years ended February 28, 2025 and February 29, 2024 was $307,166 and $484,250, respectively.

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

The Company had no tax positions at February 28, 2025 or 2024 for which the ultimate deductibility was highly uncertain but for which there was uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended February 28, 2025 and February 29, 2024, the Company recognized no interest and penalties. All tax returns for years starting with 2021 and thereafter remain open for examination by the IRS.

Recently adopted accounting pronouncements

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The FASB Issued this ASU to amend and align various SEC paragraphs within the Codification with interpretive guidance recently issued by the Securities and Exchange Commission (SEC). Specifically, this update codifies the guidance from SEC Staff Accounting Bulletin (SAB) No. 120, which clarifies the application of ASC 718 – Compensation—Stock Compensation to certain share-based payment arrangements. SAB No. 120 was issued in response to concerns about so-called “spring-loaded” awards — share-based compensation arrangements granted shortly before the release of material nonpublic information (MNPI) that is expected to significantly affect the market price of the issuer’s stock. SAB No. 120 does not change the fundamental measurement principles of ASC 718, but it emphasizes the requirement to include the impact of MNPI in estimating fair value at the grant date when it is reasonable to expect that such information would be factored into the pricing by a market participant. Under ASC 718, entities must measure the grant-date fair value of equity-classified awards using an option-pricing model and inputs that reflect assumptions a market participant would make. SAB No. 120 reinforces that this includes: (i) adjusting expected volatility or stock price to reflect the anticipated impact of MNPI; (ii) documenting the rationale for assumptions that do not reflect such information, if applicable; and (3) ensuring internal control processes capture relevant information in determining grant-date fair value. The Company adopted ASU 2023-03 effective January 1, 2024. In conjunction with this adoption, the Company reviewed its stock compensation grant practices and valuation procedures under ASC 718. While the Company has not historically granted awards in close proximity to the release of MNPI, it has updated its internal controls to require additional documentation and review for any future awards that may be subject to this scenario. The adoption of ASU 2023-03 did not result in any changes to the recognition or measurement of share-based payment expense in the Company’s consolidated financial statements. However, the Company enhanced its internal controls around the timing and valuation of equity awards to ensure compliance with the interpretive guidance of SAB No. 120 and ASC 718.

In November 2023, the FASB issued ASU 2023-07 to improve disclosures about a public entity’s reportable segments and address investor feedback for greater transparency. The amendments are intended to enhance the usefulness of segment information, particularly regarding expenses, by requiring more detailed disclosures and expanding the scope of interim disclosures. The Company adopted ASU 2023-07 for its fiscal year beginning March 1, 2024 (i.e., for the fiscal year ending February 28, 2025), as required. The amendments require entities to disclose, on an annual and interim basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”); (ii) an explanation of how reported segment profit or loss is measured, (ii) The title and position of the CODM; (iii) a description of how the CODM uses reported measures in decision-making; and (iv) expanded disclosures of segment information in interim periods, consistent with annual disclosures.

We manage the Company as one reportable segment, Travel Products and Services. Travel bookings are the source of our revenues and include the sale of travel products such as airline tickets and hotel rooms as well as travel services such as travel insurance and ground activities. The segment information aligns with how the Company’s CODM reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and are reviewed by the CODM at a consolidated level. The CODM assesses performance for the Travel Products and Services segment and decides how to allocate resources based on revenue and net income that is reported on the Consolidated Statements of Operations. The Company’s objective in making resource allocation decisions is to optimize the financial results. The accounting policies of our Travel Products and Services segment are the same as those described in the summary of significant accounting policies herein.

For our single reportable segment-level financial information, total assets, and significant non-cash transactions, see the Financial Statements.

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax information provided to investors. The amendments focus primarily on expanding the disclosures related to the effective tax rate reconciliation and income taxes paid. Key provisions of the update include: (i) enhanced disclosure of the effective tax rate reconciliation, using both standardized categories and quantitative disclosure of individual reconciling items that meet specified thresholds; (ii) required disaggregation of income taxes paid, by federal, state, and significant foreign jurisdictions; (iii) additional qualitative disclosures about tax-related assumptions and estimation methodologies. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. As a result, the Company will adopt the standard for its fiscal year beginning March 1, 2025 (ending February 28, 2026). Early adoption is permitted; however, the Company does not intend to early adopt. The Company is currently evaluating the impact of the new standard on its income tax footnote disclosures. The adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but it will result in expanded and more detailed income tax disclosures beginning in fiscal 2026.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NOTE 3 – Discontinued Operations

During the fiscal year ended February 29, 2024, the Company completed the sale of certain legacy assets of Sigma, which has been classified as discontinued operations in accordance with ASC 205-20, “Presentation of Financial Statements – Discontinued Operations.”

On October 6, 2023, the Company entered into a definitive asset purchase agreement (the “Divergent Agreement”) with Divergent Technologies, Inc. (“Divergent”), pursuant to which the Company agreed to sell to Divergent, and Divergent agreed to purchase from us, certain assets consisting primarily of patents, software code and other intellectual property for a purchase price of $1,626,242, including a $37,000 earnest-money deposit previously paid to us by Divergent. The closing under the Divergent Agreement occurred subsequent to the closing of the reverse acquisition with NTH on January 12, 2024. The parties’ respective obligations to close were subject to the accuracy of the parties’ respective representations and warranties and performance of their respective covenants and satisfaction or waiver of other customary conditions specified in the Divergent Agreement. In the interim, between the signing date and closing date or termination of the Divergent Agreement, the Company granted Divergent a non-exclusive, nontransferable, non-sublicensable (except to Divergent customers and affiliates), limited, irrevocable (except in connection with the termination of the Divergent Agreement), worldwide, royalty-free license to the “Licensed IP” (as defined therein) for testing, evaluation, and commercialization purposes. A gain of $30,515 was recognized in the asset disposition transaction.

During the year ended February 28, 2025, the Company recorded a gain of $8,344 from discontinued operations as follows:

February 28, 2025
Revenue	$14,731
Cost of revenue	-
Gross profit	14,731

Professional services	4,163
Investor relations services	4,194
Other income	(1,970)
Total Expenses	6,387
Gain from Discontinued Operations	$8,344

NOTE 4 - Investment in Equity Method Investee

Membership Purchase Agreement with FSA Travel, LLC

On February 6, 2025, the Company entered into a Membership Purchase Agreement (the “FSA Purchase Agreement”) with FSA Travel, LLC (“FSA”). Under the terms of the FSA Purchase Agreement, the Company acquired an initial 49% membership interest in FSA for a total of $1,000,000. The acquisition consideration consisted of $500,000 in cash and $500,000 of Series O Preferred shares (161,291 shares at $3.10 per share). The investment in FSA is accounted for using the equity method of accounting in accordance with ASC 323 because the Company has significant influence over the investee due to its 49% ownership interest.

Pursuant to the FSA Purchase Agreement, NextTrip was granted an option to acquire the remaining 51% membership interest in FSA for an additional $1,000,000. The option is exercisable within 60 days from the execution of the FSA Purchase Agreement, subject to the satisfaction of certain conditions outlined in the FSA Purchase Agreement. The consideration for the remaining interest would consist of $500,000 in cash and $500,000 of Series O Preferred shares (161,291 shares at $3.10 per share).

Pursuant to the FSA Purchase Agreement, if the Company exercises its option to acquire the remaining 51% interest, incremental consideration would include four business milestone payments, payable upon achievement of such milestones. The achievement of each milestone would result in a payment of $200,000, consisting of $100,000 in cash and $100,000 in Series O Preferred shares (32,258 shares at $3.10 per share). These milestone payments are contingent upon the Company’s exercise of the option to acquire the remaining 51% of FSA, and are triggered only if the conditions necessary to exercise the option are satisfied. The total milestone payments are capped at $800,000 (four milestones at $200,000 per milestone). These milestone payments are considered performance-based contingent consideration and will be recognized in the future if and when the related milestones are satisfied, and the payments are made.

As of February 28, 2025, the Company recorded its initial 49% investment in FSA at $1,000,000. This amount includes $500,000 in cash and $500,000 in Series O Preferred shares. The carrying amount of the equity method investment will be adjusted based on the Company’s share of FSA’s earnings or losses, in accordance with the equity method of accounting. The milestones and contingent consideration payments, including the additional $1,000,000 to acquire the remaining 51% interest, will be recognized in the future if, as, and when the conditions for such payments are satisfied.

The total potential commitment for the Company under the FSA Purchase Agreement, assuming the satisfaction of all conditions and the exercise of the option to acquire the remaining 51% interest, is $2,800,000. This includes $1,000,000 already paid for the 49% interest in FSA, $1,000,000 payable by the Company in the event that it exercises its option to acquire the remaining 51% of interests in FSA, and $800,000 for the milestone payments associated with the acquisition of the remaining interests.

Summarized Financial Information for FSA Travel, LLC

FSA Travel’s fiscal year ends on December 31. As of and for the year ended December 31, 2024, unaudited summarized financial information for FSA is as follows:

December 31, 2024
Current assets	$13,629
Non-current assets	$577,776
Current liabilities	$12,452
Non-current liabilities	$199,100
Member’s equity	$379,852
Net revenues	$374,143
Gross profit	$374,143
Net loss	$(252,381)

NOTE 5 - Investment in Equity Securities

Investment in Blue Fysh Holdings Inc.

On February 24, 2025, the Company entered into a Share Exchange Agreement with Blue Fysh Holdings Inc. (“Blue Fysh”), under which the Company acquired a 10% ownership interest in Blue Fysh. As part of the transaction, the Company issued 483,000 shares of Series N Nonvoting Preferred at an issuance price of $5.00 per share, totaling $2,415,000, in exchange for 82 restricted shares of Blue Fysh common stock. The transaction closed on February 28, 2025.

The Company’s investment in Blue Fysh is accounted for under the cost method, as the Company does not have significant influence over Blue Fysh. No board appointments are contemplated as part of this transaction; however, the Company has the right to appoint a representative to the Blue Fysh Advisory Committee, which will allow the Company to receive financial updates as needed and to be informed of financial events that could significantly impact the Company’s ownership position.

Since the Company’s ownership interest does not meet the criteria for significant influence pursuant to ASC 323, this investment is classified as an equity security without a readily determinable fair value and is initially recorded at cost. The Company will assess the investment for impairment in future periods and recognize any impairment losses as necessary.

NOTE 6 - Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of February 28, 2025 and as of February 29, 2024:

	February 28, 2025	February 29, 2024
Offering costs	100,000	-
Current portion of two-year strategic consulting contract	733,575	-
Cost of sales	121,588	42,547
Other expenses	$425,412	$298,274
Marketing expenses	-	100
Total	$1,380,575	$340,921

NOTE 7 - Property and Equipment

Property and equipment as of February 28, 2025 and February 29, 2024 consisted of the following:

	February 28, 2025	February 29, 2024
Furniture and Fixtures	$17,018	$17,018
Computer and Equipment	80,786	82,492
Total	97,804	99,510
Accumulated depreciation	(93,685)	(92,868)
Property and Equipment, net of depreciation	$4,119	$6,642

Depreciation expense for the years ended February 28, 2025, and February 29, 2024 was $1,434 and $18,838, respectively, and is recorded in operating expenses.

During the years ended February 28, 2025 and February 29, 2024, the Company acquired property and equipment of $0 and $9,253, respectively.

NOTE 8 - Intangible Assets

Intangible assets as of February 28, 2025, and February 29, 2024 consisted of the following:

	February 28, 2025	February 29, 2024
Software Development	$7,267,778	$6,602,028
Software Licenses	789,576	789,576
Trademark	6,283	6,283
Total	8,063,637	7,397,887
Accumulated amortization	(5,936,269)	(5,224,467)
Intangible assets, net of amortization	$2,127,368	$2,173,420

Amortization expense for the years ended February 28, 2025 and February 29, 2024 was $711,802 and $1,449,925, respectively, and is recorded in operating expenses.

During the years ended February 28, 2025 and February 29, 2024, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2025	$597,914
2026	623,882
2027	312,358
2028	528
Thereafter	-
$1,534,682

NOTE 9 – Goodwill

As discussed in Note 1– Business Description and Going Concern, the legal acquisition of NTH by the Company was determined to be a reverse acquisition, with NTH as the accounting acquirer, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of consummation of the transaction.

The following table presents the allocation of the $2,368,418 consideration for the acquisition and summarizes the estimated fair values of the Sigma (the accounting acquiree) assets acquired and liabilities assumed for NTH (the accounting acquirer). The estimated consideration of approximately $2,368,418 is based on Sigma’s closing share price of $3.0229, as reported on Nasdaq on December 29, 2023 multiplied by the 780,423 shares outstanding as of that date and the fair value of Series E Preferred Stock (on an as converted basis) into 3,069 common shares.

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

Pursuant to ASC 350-20, the Company assigned its goodwill to reporting units and is required to test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill resulting from the reverse acquisition is primarily attributable to NTH’s objective to obtain access to public markets to provide funding wherewithal to fund business growth. NTH’s benefit in paying for these synergies in the reverse acquisition transaction are to avoid the time and expense of organizing and executing an Initial Public Offering transaction. In the reverse acquisition, $52,310 of goodwill was allocated to the Sigma Reporting Unit (as defined below) and $1,167,805 of goodwill was allocated to the NTH Reporting Unit (as defined below) under the acquisition method of accounting.

The combined Company consists of two reporting units, Sigma (the “Sigma Reporting Unit”) and NTH (the “NTH Reporting Unit”). As the accounting acquirer in the reverse acquisition, NTH is considered to be an existing reporting unit and Sigma is considered to be a new reporting unit in that it is not in the same business as NTH. Accordingly, the reverse acquisition creates a new reporting unit which holds the Sigma business, constituting an asset held for sale as a result of the agreement for the sale of certain legacy Sigma assets to Divergent for a sales price of $1,626,242. As such, the fair value of the Sigma Reporting Unit is determined to be $1,626,242, with the difference of $742,176 from the purchase consideration being allocated to the NTH Reporting Unit. The assets sold to Divergent and the liabilities relieved from the Divergent transaction are assigned to the Sigma Reporting unit with the difference between the net fair value of those assets and liabilities and the Sigma Reporting Unit being assigned to goodwill. The goodwill being assigned to the NTH Reporting Unit is determined by the difference between the purchase consideration assigned to the NTH Reporting Unit and the net acquired Sigma assets and liabilities assumed that are assigned to the NTH Reporting Unit. A gain of $37,592 was recognized in the disposition transaction.

NOTE 10 - Accounts Payable and Accrued Liabilities

As of February 28, 2025, the Company had accounts payable of $1,184,404 and accrued expenses of $721,382, compared to $531,847 of accounts payable and $460,768 of accrued expenses for the year ended February 29, 2024.

NOTE 11 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740. This standard requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards. Income tax returns open for examination by the Internal Revenue Service consist of tax years ended February 28, 2021 through 2023.

The Company had available at February 28, 2025 unused operating loss carryforwards of approximately $54,763,000, which may be applied against future taxable income. Losses incurred between 2010 and 2017, which total $9,820,000, expire in various years through 2038, and the remainder of the losses, which total $44,943,000, can be carried forward indefinitely. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reported purposes are subject to annual limitations. Due to the change in ownership as a result of the reverse acquisition, the Company’s net operating loss carryforwards may be limited as to use in future years, and any such limitation will be determined on a year-to-year basis. The amount and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and other temporary differences of approximately $11,816,400 and $11,250,300 at February 28, 2025, and February 29, 2024, respectively, and, therefore, no deferred tax asset has been recognized for the loss carryforwards.

Deferred tax assets are comprised of the following:

	2025	2024
Deferred tax assets:
NOL carryover	$11,500,300	$9,226,100
Related party accruals	12,900	173,900
Payroll accruals	47,800	77,800
Deferred tax liabilities:
Depreciation	255,400	1,772,500
Valuation allowance	(11,816,400)	(11,250,300)
Net deferred tax asset (liability)	$-	$-

The reconciliation of the provision for income taxes computed at the U.S. federal statutory tax rate (21%) to the Company’s effective tax rate for the years ended February 28, 2025, and February 29, 2024 is as follows:

	2025	2024
Book loss	$(2,141,700)	$(1,541,200)
Depreciation	(197,100)	270,100
Meals & entertainment	-	300
Preferred dividends	16,506	422,842
Loss on NextPlay note receivable	210,000	-
Stock compensation	14,254	24,468
Loss on asset disposal	229	67,274
Accrued payroll	(29,991)	51,857
Related party accruals	(161,018)	114,928
Change in valuation allowance	2,288,820	589,431
Provision for Income Taxes	$-	$-

NOTE 12 – Notes Payable

On May 24, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $100,000. The note bears interest at 7.5% per annum and had a maturity date of the earlier of completion of a public financing or October 31, 2024. The investor has consented to extend the maturity date on a month-to-month basis and continues to accrue interest. As of February 28, 2025, the full principal amount of $100,000 was outstanding.

On June 26, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $40,000. The note bears interest at 7.5% per annum and has a maturity date of June 25, 2025, which may be extended by written consent of the investor. As of February 28, 2025, the full principal amount of $40,000 was outstanding.

On September 19, 2024, the Company sold a short-term promissory note and warrants to Alumni Capital for total consideration of $250,000. After deducting commissions, net proceeds to the Company were $230,000. The Alumni Note is in the principal amount of $300,000 with an original issue discount of $50,000 and guaranteed interest on the principal amount of 10% per annum which shall be due and payable on December 19, 2024. In the event of a failure to re-pay the Alumni Note on or before December 19, 2024, the interest rate will increase to the lesser of twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The Alumni Note is convertible into common stock of the Company only upon an event of default. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note was allocated to the note and the warrant based on the relative fair values of the note without the warrants and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrants at the time of issuance that was allocated to additional paid-in capital was $116,322. The Alumni note and accrued interest was repaid on December 19, 2024.

On October 18, 2024, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $154,440. The note includes an Original Issue Discount of $22,440, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in ten equal installments of $17,452 beginning on November 15, 2024, and may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of February 28, 2025, the balance on the note, net of the unamortized debt discount, was $80,114.

On November 1, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $250,000. The note bears guaranteed interest of 15%, or $37,500, payable in full together with the principal on the maturity date of May 1, 2025. On November 29, 2024, the Company sold an additional short-term promissory note to the same investor in the aggregate principal amount of $100,000. The note bears guaranteed interest of 15%, or $15,000, payable in full together with the principal on the maturity date of May 29, 2025. In connection with the promissory notes, the Company issued warrants to the investor to purchase up to 140,000 shares of common stock at an exercise price of $3.25 per share with a three-year term. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory notes were allocated to the notes and the warrants based on the relative fair values of the notes without the warrants and of the warrants themselves at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrants at the time of issuance that was allocated to additional paid-in capital was $120,239. On December 31, 2024, the Company entered into a Debt Exchange Agreement with the investor whereby the entire principal balance of $350,000 plus guaranteed interest of $52,500 was converted into 133,278 shares of the Company’s Series M Preferred Stock at a price of $3.02 per share.

On November 8, 2024, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $125,190. The note includes an Original Issue Discount of $18,190, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $70,732 due on May 15, 2025, and the remaining four equal installments of $17,683 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of February 28, 2025, the balance on the note, net of the unamortized debt discount was $113,223.

On December 31, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $220,000. The note bears guaranteed interest of 15%, or $33,000, payable in full on the issue date by the issuance of 10,927 shares of the Company’s Series K Preferred Stock. The note may be prepaid at any time without penalty. Additionally, the Company issued a warrant to the investor to purchase up to 220,000 shares of common stock with an exercise price of $4.00 per share and a three-year term. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note were allocated to the note and the warrant based on the relative fair values of the note without the warrant and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrant at the time of issuance that was allocated to additional paid-in capital was $179,913. As of February 28, 2025, the balance on the note, net of the unamortized debt discount, was $41,504.

On December 31, 2024, the Company sold a short-term promissory note to a private investor for $1,000,000, with $500,000 funded on December 15, 2024 and $500,000 funded on January 15, 2025. The note bears prepaid interest of 15%, payable in 49,668 shares of the Company’s Series K Preferred Stock. In addition, the Company issued warrants to the investor to purchase up to 1,000,000 shares of the Company’s common stock at an exercise price of $4.00 per share with an expiration date of June 30, 2028. Up to 500,000 of the warrants may be exercised on a cashless basis, at the election of the investor. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note were allocated to the note and the warrant based on the relative fair values of the note without the warrant and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrant at the time of issuance that was allocated to additional paid-in capital was $829,523. On February 26, 2025, the Company entered into a Debt Exchange Agreement with the investor whereby the entire principal balance of $1,000,000 was converted into 250,000 shares of the Company’s Series P Preferred Stock at a price of $4.00 per share.

On February 4, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $152,100. The note includes an Original Issue Discount of $22,100, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $85,937 due on August 15, 2025, and the remaining four equal installments of $21,484 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of February 28, 2025, the balance on the note, net of the unamortized debt discount was $131,163.

NOTE 13 - Convertible Notes

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

Between July 27, 2022 and February 21, 2023, the Company issued a total principal amount of $3,012,000 in convertible notes upon the receipt of proceeds from several investors. The notes had an interest at a rate of 8% per annum and were convertible into shares and warrants in a new public company upon the completion of a merger with a SPAC at a conversion price of $3.00 per common share, subject to certain adjustments.

On December 29, 2023, in connection with, and contingent upon the acquisition of NTH by the Company, each investor in a convertible note entered into a Debt Assignment and Conversion Agreement with NTG and NTH, whereby the notes and the debt represented thereby were assigned from NTH to NTG and converted into common units of NTG with the equivalent value on the terms and conditions as set forth in the Debt Assignment and Conversion Agreements. In exchange for entering into the Debt Assignment and Conversion Agreements, each investor received the right to receive a number of Restricted Shares, including both Closing Shares and Contingent Shares, to be distributed by the Company to each such investor following the consummation of the NextTrip Acquisition. The shares were issued at a price of $3.00, and include both principal and accrued interest thereon.

The NextTrip Acquisition closed on December 29, 2023, and as a result, the Company issued to the investors and aggregate of 52,818 Closing Shares, and the right to receive an aggregate of 1,978,598 Contingent Shares, if issued.

During the years ended February 28, 2025 and February 29, 2024, the Company recorded interest expense of $0 and $234,213, respectively, related to the notes.

NOTE 14 – Share Purchase Agreements

Between August 10, 2023 and November 6, 2023, NTH entered into Share Purchase Agreements with several investors to purchase convertible shares in NTH in exchange for total proceeds of $1,755,970. Pursuant to the Share Purchase Agreements, the shares were initially convertible into the common shares of a public company with which NTH completed a strategic transaction at a price of $0.15 per share. The Share Purchase Agreements further provided that contingent upon the consummation of the legal acquisition of NTH by the Company, the investors would receive the same number of shares of Company common stock in lieu of NTH common shares.

On December 29, 2023, concurrent with the consummation of the NextTrip Acquisition, each investor entered into an Exchange Agreement (the “Pre-Acquisition Exchange Agreements”) with NTG and NTH, whereby such investors exchanged their rights to NTH shares for rights to common units of NTG of the same value, and NTG distributed to the investors that number of Closing Shares as set forth in the Pre-Acquisition Exchange Agreements. Additionally, upon the Company’s achievement of each of the milestones as set forth in the Exchange Agreement, if ever, NTG will further distribute the number of Contingent Shares in accordance with the Pre-Acquisition Exchange Agreements.

On September 19, 2022, the Company entered into a Software as a Service Agreement with a third-party consultant, pursuant to which the Company received a $150,000 down payment upon signing of the contract. On December 31, 2022, the Company entered into an amended agreement with the counterparty, pursuant which the down payment became a noninterest bearing share issuance obligation and which such amount will be converted to shares in a new public company upon the completion of a merger at a conversion price of $3.00 per common share, subject to adjustments. On December 29, 2023, upon the consummation of the NextTrip Acquisition, the counterparty received 1,996 Closing Shares and the right to receive an additional 74,786 Contingent Shares, if issued.

The total number of Closing Shares issued to investors, inclusive the third-party consultant, on December 29, 2023 was 15,481 Closing Shares, and the Contingent Shares issuable, if ever, totaled an aggregate of 579,954.

On December 28, 2023, the Company entered into a Consulting Modification Agreement with a third-party consultant, which provided for the full settlement of $180,000 in consulting fees by issuing shares of Company common stock contingent upon the closing of the NextTrip acquisition. The NextTrip Acquisition closed on December 29, 2023, pursuant to which the Company issued 4,337 Closing Shares to the consultant, and the right to receive 162,466 Contingent Shares, if issued.

NOTE 15 - Related Party Transactions

On February 28, 2023, the Company entered into an Asset Purchase Agreement with Travel and Media Tech, LLC (“TMT”), pursuant to which it purchased the right, title and interest in the “Bookit” or “NextTrip 2.0” booking engine, including customer lists, all current content associated with hotel and destination product in the booking engine (pictures, hotel descriptions, restaurant descriptions, room descriptions, amenity descriptions, and destination information) and source code related thereto. TMT is a related entity owned by Donald P. Monaco, the Company’s Chairman, and William Kerby, the Company’s Chief Executive Officer.

Amounts due to related parties at February 28, 2025 and February 29, 2024 was $61,526 and $828,277, respectively. The amounts due at February 28, 2025 are to Donald P. Monaco, William Kerby, and Gregory Miller, and at February 29, 2024 were to William Kerby and Donald P. Monaco.

The Company recorded a loss of $1,000,000 on the NextPlay related party receivable for the year ended February 28, 2025. The total amount receivable from NextPlay was $2,567,665 at February 28, 2025. NextPlay is in involuntary bankruptcy proceedings and is in default under the terms of its promissory note and, as a result, the Company established an allowance for doubtful accounts of $2,567,665 as collectability of the note is uncertain. As of February 29, 2024, $1,567,665 allowance for credit losses was established.

NOTE 16 - Deferred Revenue

Deferred revenue as of the years ended February 28, 2025, and February 29, 2024 was $97,770 and $139,921, respectively.

Deferred revenue consists of travel deposits received from users in advance of revenue recognition. The deferred revenue balance for the years ended February 28, 2025 and February 29, 2024 was driven by cash payments from customers in advance of satisfying our performance obligations.

NOTE 17 - Commitments and Contingencies

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

NOTE 18 – Stockholders’ Equity

Common Stock

The Company has 250,000,000 shares of common stock authorized. As of February 28, 2025 and February 29, 2024, the Company had 1,656,738 and 936,430 shares of common stock, par value $0.001 issued and outstanding, respectively. All shares have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

On September 22, 2023, we effected a 1-for-20 reverse stock split of the outstanding shares of our common stock and a corresponding decrease in the number of shares of our common stock that we are authorized to issue. In connection with the reverse split, we issued 40,197 common shares to round-up fractional shares to the nearest whole share.

The effects of the reverse stock split have been retroactively reflected in all periods presented in this Report.

Fiscal Year Ended February 28, 2025

On March 15, 2024, the Company issued 409,502 shares of common stock pursuant to automatic conversions of the Company’s Series G, H, and I Convertible Preferred Stock upon receiving shareholder approval to increase the Company’s authorized common shares to 250 million.

In July 2024 and August 2024, the Company issued 42,709 shares of common stock to Dooya Media Group, Inc. as partial compensation for development work related to Compass.TV, the Company’s Free-Ad Supported TV (“FAST”) channel.

On September 19, 2024, the Company issued 32,786 shares of common stock to Alumni Capital LP (“Alumni”) as commitment shares for a $10 million equity line of credit.

On October 8, 2024, the Company issued 8,065 shares of common stock to FSA upon executing a non-binding letter of intent to acquire interests in FSA. Pursuant to the terms of the agreement, the shares were to be credited towards the final purchase price if an acquisition occurs, and as a down payment towards the acquisition price of FSA.

On December 16, 2024, the Company issued 28,281 shares of common stock to Out of the Box Capital as a prepayment for an Investor Relations consulting contract.

In December 2024 and January 2025, the Company issued an aggregate of 104,965 shares of common stock pursuant to warrant exercises, resulting in gross proceeds of $316,995.

On January 7, 2025, the Company issued 30,000 shares of common stock as a prepayment for a consulting contract with an investor relations company.

On January 29, 2025, the Company issued 4,000 shares of common stock to Lyndsey North, the Company’s former President, in connection with her separation agreement.

On February 26, 2025, the Company issued 60,000 shares of common stock to AOS Holdings, Inc. as a partial prepayment for a two-year consulting contract to provide investor relations and strategic consulting services.

Fiscal Year Ended February 29, 2024

In September 2023 and October 2023, the Company sold 72,721 and 128,887 shares of common stock, respectively, through our ATM Agreement, resulting in net proceeds of $364,555 and $772,468, respectively.

On December 29, 2023, the Company acquired 100% of the outstanding equity interests of NTH pursuant to the Exchange Agreement in connection with the NextTrip Acquisition. As consideration for the NextTrip Acquisition, at closing the Company issued 156,007 restricted shares of its common stock as Closing Shares, constituting 19.99% of its issued and outstanding shares of common stock immediately prior to execution of the Exchange Agreement, and agreed to issue up to an aggregate of 5,843,993 Contingent Shares as further consideration upon NTH’s achievement of certain milestones set forth in the Exchange Agreement.

Of the 156,007 restricted shares issued at closing, 52,818 shares were issued pursuant to the Debt Assignment and Conversion agreements, 15,481 shares were issued pursuant to the Share Purchase and Pre-Acquisition Exchange Agreements, and 4,337 shares were issued to a third-party consultant. Pursuant to ASC 805-40-45-1, the remaining 83,371 Closing Shares are reflected as a retroactive adjustment to adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent.

Deferred Compensation

As discussed above, during the fiscal year ended February 28, 2025, the Company issued 4,000 restricted shares of common stock at a price of $6.69 to Lyndsey North, the Company’s former President, in connection with her separation agreement. The shares were fully vested on January 29, 2025, which was the grant date. As a result, the Company recorded share based compensation expense of $26,760. The Company did not issue any shares of common stock to employees during the fiscal year ended February 29, 2024.

Preferred Stock

Under our amended and restated articles of incorporation (our “Charter”), our board of directors has the authority, without further action by stockholders, to designate one or more series of preferred stock and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be preferential to or greater than the rights of the common stock.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 3,106,616 and 472,996 shares of preferred stock were issued and outstanding at February 28, 2025 and February 29, 2024, Respectively, as discussed in additional detail below.

Series E Convertible Preferred Stock

Under the Certificate of Designations of the Series E Preferred Stock, the shares of the Company’s preferred stock as Series E Convertible Preferred Stock (the “Series E Preferred”) have an initial stated value of $1,500 per share (the “Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Stated Value of the Series E Preferred by said amount. The holders of shares of the Series E Preferred have the right at any time to convert all or a portion of the Series E Preferred (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s common stock at an initial conversion rate determined by dividing the Conversion Amount by the conversion price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the relates stock purchase agreement). The Conversion Amount is the sum of the Stated Value of the shares of Series E Preferred then being converted plus any other unpaid amounts payable with respect to the Series E Preferred being converted plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends recapitalizations and similar events.

At February 28, 2025, 316 shares of Series E Preferred were outstanding, which if converted as of February 28, 2025, including the make-whole dividends, would have resulted in the issuance of 3,362 shares of common stock.

Series F Convertible Preferred Stock

On January 4, 2024, the Company filed a Certificate of Designation of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 5,843,993 shares of the Company’s preferred stock as Series F Convertible Preferred Stock, par value $0.001 per share (the “Series F Preferred”). The Series F Preferred was designated by the Company in connection with the NextTrip Acquisition, and, in the event that the Company does not have sufficient shares of common stock available to fulfill its obligations pursuant to the Exchange Agreement governing the terms of the NextTrip Acquisition, shares of Series F Preferred shall be issued to the previous equity holders of NTH in lieu of shares of Company common stock.

The terms and conditions set forth in the Series F Certificate of Designation are summarized below:

Ranking. The Series F Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series F Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Charter or as otherwise required by the Nevada Revised Statutes, holders of Series F Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series F Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series F Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series F Preferred or alter or amend the Series F Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series F Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On such date that the Company amends its Charter to increase the number of shares of common stock authorized for issuance thereunder, to at least the extent required to convert all of the outstanding Series F Preferred, each outstanding share of Series F Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series F Conversion Ratio”).

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (each, a “Liquidation”), holders of Series F Preferred will be entitled to participate, on an as-converted-to-common stock basis calculate based on the Series F Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

At February 28, 2025, no shares of the Series F Preferred were outstanding.

Series G Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 100,000 shares of the Company’s preferred stock as Series G Convertible Preferred Stock, par value $0.001 per share (the “Series G Preferred”).

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

Redemption Right. The Company shall have the right to redeem up to 50% of the Series G Preferred for an aggregate price of $1.00 in accordance with the terms of the Perpetual License Agreement.

The Company did not exercise its option to repurchase up to 50% of the Series G Preferred, and all such shares were converted to common stock on March 15, 2024. At February 28, 2025, no shares of the issued Series G Preferred were outstanding.

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

At February 28, 2025, 33,000 shares of the issued Series H Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 33,000 shares of common stock.

Series I Convertible Preferred Stock

On February 22, 2024, the Company filed a Certificate of Designation of Series I Convertible Preferred Stock (the “Initial Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 331,124 shares of the Company’s preferred stock as Series I Convertible Preferred Stock, par value $0.001 per share (the “Series I Preferred”). On February 25, 2025, the Company filed an amendment to the Certificate of Designation of Series I Convertible Preferred Stock (the “Amendment to Series I Certificate of Designation,” and together with the Initial Series I Certificate of Designation, the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, to increase the number of shares of the Company’s preferred stock designated as Series I Preferred to 692,945 shares.

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

On February 15, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company issued and sold an aggregate of $672,500 of the Company’s securities, consisting of (i) 222,680 restricted shares of Series I Preferred, and (ii) unregistered warrants to purchase up to 111,340 shares of Company common stock at a combined price of $3.02.

On August 15, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 4,967 shares of Series I Preferred, at $3.02 per share, resulting in gross proceeds to the Company of $15,000.

On August 31, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 24,834 shares of Series I Preferred at $3.02 per share, resulting in gross proceeds to the Company of $75,000.

On October 1, 2024, the Company entered into a securities purchase agreement with an investor for the sale of 66,225 shares of Series I Preferred at $3.02 per share, resulting in gross proceeds to the Company of $200,000.

On February 24, 2025, the Company entered into a securities purchase agreement (the “Series I Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold an aggregate of 331,125 restricted shares of Series I Preferred Stock to the Purchasers at a purchase price of $3.02 per share (the “Series I Offering”), resulting in aggregate gross proceeds to the Company of $1,000,000. In addition, the Company issued 10,000 shares of Series I Preferred at $3.02 per share to an outside contractor as payment for outstanding invoices.

On February 24 2025, the Company entered into a debt conversion agreement with Greg Miller, an independent contractor of the Company, whereby Mr. Miller and the Company agreed to convert $100,000 in deferred consulting fees owed to Mr. Miller into 33,113 shares of Series I Preferred, at a conversion price of $3.02 per share, and a warrant to purchase 33,113 shares of common stock (the “Miller Warrant”). The Miller Warrant has an exercise price of $4.00 per share, becomes exercisable six months from the issuance date (subject to stockholder approval of removal of the Exchange Cap), and shall expire three years from the initial exercise date (August 24, 2028).

The Series I Preferred shall not be convertible and the Miller Warrant shall be not exercisable into shares of common stock until such date that the Company obtains stockholder approval to remove the Exchange Cap (as described below).

At February 28, 2025, 500,442 shares of the Series I Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 500,442 shares of common stock.

Series J Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series J Nonvoting Convertible Preferred Stock (the “Series J Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 297,788 shares of the Company’s preferred stock as Series J Nonvoting Convertible Preferred Stock, par value $0.001 per share (the “Series J Preferred”).

The terms and conditions set forth in the Series J Certificate of Designation are summarized below:

Ranking. The Series J Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series J Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series J Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series J Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series J Preferred or alter or amend the Series J Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series J Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series J Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series J Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series J Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series J Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series J Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On December 31, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company issued and sold an aggregate of 231,788 restricted shares of Series J Preferred, at a purchase price of $3.02 per share, resulting in gross proceeds to the Company of $700,000. In addition, the Company issued a total of 66,000 shares of Series J Preferred to four consultants for investor relations services.

The Series J Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At February 28, 2025, 297,788 shares of the Series J Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 297,788 shares of common stock.

Series K Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series K Nonvoting Convertible Preferred Stock (the “Series K Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 60,595 shares of the Company’s preferred stock as Series K Nonvoting Convertible Preferred Stock, par value $0.001 per share (the “Series K Preferred”).

The terms and conditions set forth in the Series K Certificate of Designation are summarized below:

Ranking. The Series K Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series K Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series K Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series K Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series K Preferred or alter or amend the Series K Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series K Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series K Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series K Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series K Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series K Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series K Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On December 31, 2024, the Company issued an aggregate of 60,595 shares of Series K Preferred to a series of investors at a price of $3.02 per share as prepaid guaranteed interest in connection with the sale of an aggregate of $1,220,000 in promissory notes.

The Series K Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At February 28, 2025, 60,595 shares of the Series K Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 60,595 shares of common stock.

Series L Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (the “Initial Series L Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 579,469 shares of the Company’s preferred stock as Series L Nonvoting Convertible Preferred Stock, par value $0.001 per share(the “Series L Preferred”). On February 25, 2025, the Company filed an amendment to the Initial Series L Certificate of Designation (the “Series L Preferred Amendment,” and together with the Initial Series L Certificate of Designation, the “Series L Certificate of Designation”) with the Secretary of State of the State of Nevada, to increase the number of shares of the Company’s preferred stock designated as Series L Preferred to 1,076,158 shares.

The terms and conditions set forth in the Series L Certificate of Designation are summarized below:

Ranking. The Series L Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series L Preferred will be entitled to dividends, if, as and when declared by the Board out of funds at the time legally available therefor, dividends in the amount of 12% per annum per share of Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Preferred Stock), and no more. Dividends on the Preferred Stock shall be fully cumulative, shall accrue without interest and without compounding from the date of first issuance, and shall, if declared by the Board, be payable quarterly in arrears on March 1, June 1, September 1 and December of each year. All dividends on the Preferred Stock shall be payable (i) in shares of Common Stock of the Company at the Nasdaq Closing Price; provided, however, that such prices shall not be less than $3.02 per share, or (ii) cash, at the election of a majority of the independent directors. Any dividend which shall not be paid on required dividend date on which it shall become due shall be deemed to be “past due” until such dividend shall be paid or until the share of Preferred Stock with respect to which such dividend became due shall no longer be outstanding, whichever is the earlier to occur. In the event that any dividend becomes “past due” the per annum rate shall increase to 14%.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series L Preferred are not entitled to voting rights However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series L Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series L Preferred or alter or amend the Series L Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series L Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series L Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series L Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series L Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series L Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series L Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On December 31, 2024, the Company entered into debt conversion agreements with its chief executive officer, William Kerby, and chairman of the board, Donald P. Monaco (the “Related Parties”), whereby the Related Parties and the Company agreed to convert $1.75 million in existing unsecured promissory notes owed to the Related Parties for monies advanced to the Company into an aggregate of 579,469 restricted shares of Series L Preferred, at a purchase price of $3.02 per share.

On February 24, 2025, the Company entered into debt conversion agreements with its chief executive officer, William Kerby, and chairman of the board, Donald P. Monaco, whereby the Related Parties and the Company agreed to convert $500,000 in deferred salary (Mr. Kerby) and $1.0 million in existing unsecured promissory notes owed for monies advanced to the Company (Mr. Monaco), respectively, into an aggregate of 496,687 restricted shares of Series L Preferred at a conversion price of $3.02 per share.

The Series L Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap (as described below), subject to beneficial ownership limitations.

At February 28, 2025, 1,076,156 shares of the Series L Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 1,076,156 shares of common stock.

Series M Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series M Nonvoting Convertible Preferred Stock (the “Series M Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 165,562 shares of the Company’s preferred stock as Series M Nonvoting Convertible Preferred Stock, par value $0.001 per share (the “Series M Preferred”).

The terms and conditions set forth in the Series M Certificate of Designation are summarized below:

Ranking. The Series M Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series M Preferred will be entitled to dividends, if, as and when declared by the Board out of funds at the time legally available therefor, dividends in the amount of 12% per annum per share of Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Preferred Stock), and no more. Dividends on the Preferred Stock shall be fully cumulative, shall accrue without interest and without compounding from the date of first issuance, and shall, if declared by the Board, be payable quarterly in arrears on March 1, June 1, September 1 and December of each year. All dividends on the Preferred Stock shall be payable (i) in shares of Common Stock of the Company at the Nasdaq Closing Price; provided, however, that such prices shall not be less than $3.02 per share, or (ii) cash, at the election of a majority of the independent directors. Any dividend which shall not be paid on required dividend date on which it shall become due shall be deemed to be “past due” until such dividend shall be paid or until the share of Preferred Stock with respect to which such dividend became due shall no longer be outstanding, whichever is the earlier to occur. In the event that any dividend becomes “past due” the per annum rate shall increase to 14%.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series M Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series M Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series M Preferred or alter or amend the Series M Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series M Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series M Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series M Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series M Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series M Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series M Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On December 31, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company may issue and sell up to $500,000 of restricted shares of Series M Preferred, at a purchase price of $3.02 per share.

In addition, as part of the Series M Preferred offering, on December 31, 2024, the Company entered into a debt conversion agreement with an existing lender whereby the lender and the Company agreed to convert $350,000 in existing unsecured promissory notes plus accrued interest owed to the lender for monies advanced to the Company into shares of Series M Preferred.

The Series M Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

On December 31, 2024, in connection with the foregoing, the Company issued 133,278 shares of Series M Preferred to an investor pursuant to a debt conversion agreement.

At February 28, 2025, all 133,278 shares of the Series M Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 133,278 shares of common stock.

Series N Nonvoting Convertible Preferred Stock

On January 30, 2025, the Company filed a Certificate of Designation of Series N Convertible Preferred Stock (the “Series N Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 500,000 shares of the Company’s preferred stock as Series N Convertible Preferred Stock, par value $0.001 per share (the “Series N Preferred”).

The terms and conditions set forth in the Series N Certificate of Designation are summarized below:

Ranking. The Series N Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series N Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Series N Certificate of Designation, or as otherwise required by the Nevada Revised Statutes, holders of Series N Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series N Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series N Preferred or alter or amend the Series N Certificate of Designation, (ii) amend its amended and restated articles of incorporation, amended and restated bylaws or other charter documents in any manner that adversely effects any rights of the holders of the Series N Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series N Preferred into shares of common stock in accordance with the listing rules of Nasdaq, each outstanding share of Series N Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series N Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series N Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series N Conversion Ratio (as defined in the Series N Certificate of Designation), with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On January 28, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company issued and sold the purchaser (i) 17,000 restricted shares of Series N Preferred and (ii) warrants to purchase 17,000 shares of Company common stock, at a combined purchase price of $5.00 per share and warrant, resulting in gross proceeds to the Company of $85,000.

On February 24, 2025, the Company and Blue Fysh Holdings Inc. (“Blue Fysh”) entered into a share exchange agreement (the “BF Share Exchange Agreement”) whereby Blue Fysh agreed to issue 82 restricted shares of its common stock to the Company, representing a ten percent (10%) interest in Blue Fysh, in exchange for 483,000 restricted shares of Series N Preferred at an issuance price of $5.00 per share (the “BF Share Exchange”). The BF Share Exchange closed on February 28, 2025.

The Series N Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At February 28, 2025, 500,000 shares of the Series N Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 500,000 shares of common stock.

Series O Nonvoting Convertible Preferred Stock

On February 6, 2025, the Company filed a Certificate of Designation of Series O Nonvoting Convertible Preferred Stock (the “Series O Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 451,614 shares of the Company’s preferred stock as Series O Nonvoting Convertible Preferred Stock, par value $0.001 per share (the “Series O Preferred”).

The terms and conditions set forth in the Series O Certificate of Designation are summarized below:

Ranking. The Series O Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series O Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Series O Certificate of Designation, or as otherwise required by the Nevada Revised Statutes, holders of Series O Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series O Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series O Preferred or alter or amend the Series O Certificate of Designation, (ii) amend its amended and restated articles of incorporation, amended and restated bylaws or other charter documents in any manner that adversely effects any rights of the holders of the Series O Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series O Preferred into shares of common stock in accordance with the listing rules of Nasdaq, each outstanding share of Series O Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series O Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series O Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series O Conversion Ratio (as defined in the Series O Certificate of Designation), with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On February 6, 2025, in connection with the initial 49% acquisition of FSA, the Company issued 161,291 shares of Series O Preferred to FSA.

The shares of Series O Preferred issued and issuable cannot be converted into shares of Company common stock unless and until the Company’s stockholders approve the conversion of Series O Preferred into shares of common stock in accordance with the listing rules of Nasdaq. Upon receipt of such approvals, the share of Series O Preferred outstanding as of such date shall automatically convert into shares of Company common stock, subject to applicable beneficial ownership limitations.

At February 28, 2025, 161,291 shares of the Series O Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 161,291 shares of common stock

Series P Nonvoting Convertible Preferred Stock

On February 25, 2025, the Company filed a Certificate of Designation of Series P Nonvoting Convertible Preferred Stock (the “Series P Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 343,750 shares of the Company’s preferred stock as Series P Nonvoting Convertible Preferred Stock, par value $0.001 per share (the “Series P Preferred”).

The terms and conditions set forth in the Series P Certificate of Designation are summarized below:

Ranking. The Series P Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series P Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series P Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series P Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series P Preferred or alter or amend the Series P Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series P Preferred, or (c) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series P Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series P Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series P Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series P Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series P Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

On February 26, 2025, the Company entered into an Equity Investment Agreement with AOS Holdings LLC (“AOS”), pursuant to which the Company issued and sold to AOS (i) 93,750 restricted shares of Series P Preferred, (ii) a warrant exercisable in cash to purchase up to 375,000 shares of common stock (the “Cash Warrant”), and (iii) a warrant exercisable in either cash or via cashless exercise (the “Cashless Warrant”) to purchase up to 375,000 shares of common stock, for a combined purchase price of $4.00 per share, resulting in gross proceeds to the Company of $375,000.

On February 26, 2025, the Company entered into a Debt Exchange Agreement with AOS whereby AOS and the Company agreed to convert $1,000,000 owed to AOS under an existing unsecured promissory note owed for monies advanced to the Company into 250,000 shares of Series P Preferred at a conversion price of $4.00 per share.

The Series P Preferred shall be convertible into the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap (as described below), subject to beneficial ownership limitations.

At February 28, 2025, 343,750 shares of the Series P Preferred were outstanding, which if converted as of February 28, 2025, would have resulted in the issuance of 343,750 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan, and as of February 28, 2025, all such shares are available for issuance.

As of February 28, 2025, we had outstanding options under our 2013 Equity Incentive Plan (the “2012 Plan”) to purchase an aggregate of 76,342 shares of our common stock at a weighted-average exercise price of $52.69 per share.

During fiscal year 2025, the Company did not grant any options. In fiscal year 2025, 3,101 options vested and $41,114 of compensation cost was recognized during the year. At February 28, 2025, there are vested options exercisable for 75,992 shares of common stock. No options to purchase shares of common stock were exercised during the fiscal year ended February 28, 2025.

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

Upon closing of the NextTrip Acquisition on December 29, 2023, the Company assumed options to purchase up to 86,402 shares of common stock. Between December 29, 2023 and February 29, 2024, 1,342 options were forfeited or expired and no options were issued or exercised.

Total employee share-based compensation expense for the year ended February 28, 2025 was $67,874, of which $41,114 was related to stock options. There was no capitalized share-based compensation cost as of February 28, 2025, and there were no recognized tax benefits during the fiscal year ended February 28, 2025.

To estimate the value of an option award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of outstanding stock option awards at February 28, 2025 was estimated using the Black-Scholes model with the following weighted-average assumptions at the date of grant:

Option activity for the year ended February 28, 2025 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at February 29, 2024	85,300	60.50	2.52	-
Exercised	-	-	-	-
Forfeited or cancelled	(8,958)	125.65	-	-
Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Options expected to vest in the future as of February 28, 2025	350	50.00	2.34	-
Options exercisable at February 28, 2025	75,992	52.71	1.59	-
Options vested, exercisable, and options expected to vest at February 28, 2025	76,342	52.69	1.60	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $3.98 closing price of our Common Stock on February 28, 2025. All of the outstanding option grants have an exercise price above $3.98.

At February 28, 2025, there was $5,260 of unrecognized share-based compensation expense related to unvested stock options with a weighted average remaining recognition period of 0.34 years.

Stock Appreciation Rights

The purposes of the 2020 Stock Appreciation Rights Plan (the “2020 SARs Plan”) are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the shareholders of the Company; and (iii) promote the success of the Company’s business. The 2020 SARs Plan provides for incentive awards that are only made in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock were reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan.

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (a “Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The administrator of the 2020 SARs Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and medium of payment and vesting provisions, and to specify the provisions of the SAR agreement relating to such grant.

Upon closing of the NextTrip Acquisition on December 29, 2023, the Company assumed 40,390 outstanding SARs. Between December 29, 2023 and February 29, 2024, none were forfeited or expired and no SARs were issued or exercised.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the requisite service period for each SAR award. The SAR’s are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation”, and any changes in fair value are reflected in income as of the applicable reporting date.

The fair value of outstanding SAR awards was estimated using the Black-Scholes model with the following assumptions for the twelve months ended February 28, 2025:

Assumptions:

2025
Dividend yield	0.0%
Risk-free interest rate	2.3%-5.25%
Expected volatility	96.5%-187.8%
Expected life (in years)	0.16-2.08

SARs activity for the year ended February 28, 2025 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)
SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.4	-	-
SARs outstanding February 28, 2025	40,223	44.80	1.99	-
SARs expected to vest in the future as of February 28, 2025	5,213	27.66	1.93	-
SARs exercisable at February 28, 2025	35,010	47.35	2.34	-
SARs vested, exercisable, and options expected to vest at February 28, 2025	40,223	44.80	1.99	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $3.98 closing price of our common stock on February 28, 2025. All the SARs have an exercise price above $3.98.

For the year ended February 28, 2025, $67,874 of share-based compensation expense was recognized, and at February 28, 2025, there was $119 of unrecognized share-based compensation expense related to unvested SARs with a weighted average remaining recognition period of 0.26 years.

Warrants

At February 28, 2025, the Company had outstanding warrants to purchase a total of 3,015,885 shares of common stock. The warrants have exercise prices that range from $3.02 to $350.00, which if not exercised, will expire between July 26, 2025 and August 24, 2030.

The fair value of warrants issued during the year was estimated using the Black-Scholes model with the following assumptions for the twelve months ended February 28, 2025:

Assumptions:

2025
Dividend yield	0.0%
Risk-free interest rate	3.5%-4.3%
Expected volatility	127.1%-159.4%
Expected life (in years)	1.5-5.0

Warrant activity for the year ended February 28, 2025 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	2,637,887	4.80	4.24
Exercised	(104,965)	3.02	-
Forfeited or cancelled	(3,202)	-	-
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84

For further information regarding the allocation of the relative fair values of warrants issued in connection with short-term promissory notes, see NOTE 12- Notes Payable.

NOTE 19 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended February 28, 2025 and February 29, 2024:

	Year Ended February
	2025	2024
Loss from continuing operations	$(10,128,428)	$(6,656,837)
Preferred dividends	(78,600)	(7,125)
Loss from continuing operations applicable to common stockholders	(10,207,028)	(6,663,962)
Gain (loss) from discontinued operations applicable to common stockholders	8,344	(675,314)
Net loss applicable to common stockholders	$(10,198,684)	$(7,339,276)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	4,566,787	228,274

On June 10, 2024, the Company determined that three of the four business milestones per the Exchange Agreement had been achieved. As a result, 4,393,993 of the total Contingent Shares of 5,843,993 became eligible for issuance. Pursuant to ASC 260, as there are no circumstances under which the shares will not be issued, such eligible contingent shares are included in the computation of basic earnings per share. The following table shows the business milestones and the issuable Contingent Shares:

Business Milestones	Contingent Shares
Achieved
Launch of leisure travel booking platform	1,450,000
Launch of group travel booking platform	1,450,000
Launch of PayDlay technology	1,493,993
Total contingent shares issuable on June 10, 2024	4,393,993

Not Achieved
Launch of travel agent platform	1,450,000
Total contingent shares potentially issuable in future periods	1,450,000
Total contingent shares	5,843,993

The following table shows the reconciliation of the weighted average common shares outstanding for the twelve months ended February 28, 2025 to the weighted average common shares used in the computation of basic earnings per share:

February 28, 2025
1,656,738 common shares outstanding	1,400,705
4,393,993 issuable contingent shares	3,166,083
Weighted average common shares outstanding	4,566,787

The issuable Contingent Shares are of the Company’s sole class of common stock, and as such have the same rights and privileges as existing common stock.

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At February 28, 2025, the Company had outstanding warrants to purchase 3,105,885 shares of common stock; stock options exercisable for 76,342 shares of common stock; 316 shares of Series E Preferred, which could be converted into 3,362 shares of common stock; 33,000 shares of Series H Preferred, convertible into 33,000 shares of common stock; 500,442 shares of Series I Preferred, convertible into 500,442 shares of common stock; 297,788 shares of Series J Preferred, convertible into 297,788 shares of common stock; 60,595 shares of Series K Stock, convertible into 60,595 shares of common stock; 1,076,156 shares of Series L Preferred, convertible into 1,076,156 shares of common stock; 133,278 shares of Series M Preferred, convertible into 133,278 shares of common stock; 500,000 shares of Series N Preferred, convertible into 500,000 shares of common stock; 161,291 shares of Series O Preferred, convertible into 161,291 shares of common stock; and 343,750 shares of Series O Stock, convertible into 343,750 shares of common stock, resulting in a potential total additional 3,109,663 shares of common stock outstanding in the future. At February 29, 2024, the Company had 1,047,300 outstanding potentially dilutive securities.

NOTE 20 – Concentrations

Revenues – During the years ended February 28, 2025 and February 29, 2024, the Company did not have any significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented.

Accounts Receivable – The Company had no significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at February 28, 2025 and February 29, 2024, respectively.

NOTE 21 - Defined Contribution Plans

The Company has adopted two qualified 401(k) plans (the “401(k) Plans”), in which all employees over the age of 21 may participate. Depending on the 401(k) Plan, the Company makes either a safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed, or a 3% non-elective contribution for all eligible participants. The matching contributions were $23,628 in 2025 and $17,112 in 2024.

NOTE 22 – Subsequent Events

Nasdaq

On March 3, 2025, the Company received a notification letter from Nasdaq notifying the Company that, because the Company had not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year ended February 29, 2024,the Company was out of compliance with Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”). On March 3, 2025, the Company also received a notification letter from the Listing Qualifications Staff of Nasdaq (the “Staff”) notifying the Company that, based on the Current Report on Form 8-K filed by the Company with the SEC on February 18, 2024, the Staff had determined the Company had regained compliance with the minimum stockholders’ equity requirements set forth in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”). However, if the Company fails to evidence compliance with the Equity Rule upon filing its next periodic report, the Company may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Nasdaq Hearings Panel. The notification letters had no immediate effect on the listing of the Company’s securities on Nasdaq.

Under Nasdaq Listing Rule 5810(c)(2)(G), the Company had until April 17, 2025 to provide Nasdaq with a plan to regain compliance with the Annual Meeting Rule.

On April 9, 2025, the Company held its 2025 Annual Meeting of the Stockholders (the “Annual Meeting”) in a virtual format. On April 23, 2025, the Company received a letter from the Staff of Nasdaq notifying the Company that, based on the fact that the Company held its Annual Meeting on April 9, 2025, Nasdaq had determined that the Company has regained compliance with the Annual Meeting Rule and that the matter is now closed.

Contingent Shares Issuances and Change in Control

On March 26, 2025, the Company issued an aggregate of 4,393,993 Contingent Shares to the NextTrip Sellers in satisfaction of its obligations to issue Contingent Shares upon achievement of three of the four Milestone Events under the Exchange Agreement. The Contingent Shares were issued after the Company received notice from Nasdaq, on March 25, 2025, that Nasdaq has approved the Company’s initial listing application. Following issuance of the Contingent Shares, the Company had 6,163,525 shares of common stock issued and outstanding, 4,550,000 of which (or 73.8%) were held by the NextTrip Sellers. As a result, the NextTrip Sellers collectively had ownership and voting control over the Company as of such date, resulting in a change in control of the Company.

As a result of the issuance of the Contingent Shares and pursuant to the Exchange Agreement, the NextTrip Representative now has the right to designate a replacement for three directors of the Company.

On May 5, 2025, the Company issued an aggregate of 1,450,000 Contingent Shares to the NextTrip Sellers in satisfaction of its obligation to issue Contingent Shares upon achievement of the fourth and final Milestone Event under the Exchange Agreement. Immediately following such issuance, all Contingent Shares issuable pursuant to the Exchange Agreement have been issued, and the Company has no further commitments or obligations to issue additional shares pursuant to the Exchange Agreement.

Alumni Agreements

On April 1, 2025, the Company entered into a securities purchase agreement (the “Alumni Purchase Agreement”) with Alumni for the sale of a short-term promissory note (the “Alumni Note”) and warrants (the “Alumni Warrants”) to Alumni for total consideration of $300,000.

The Alumni Note is in the principal amount of $360,000 with an original issue discount of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum, which shall be due and payable on July 1, 2025. In the event of a failure to re-pay the Alumni Note on or before the maturity date, the interest rate will increase to the lesser of twenty-two percent (22%) per annum or the maximum amount permitted under law from the due date thereof until the same is paid.

The Alumni Note is convertible into shares of common stock of the Company only upon an event of default.

In conjunction with the issuance of the Alumni Note to Alumni, the Company also issued warrants to purchase 80,000 shares of common stock at a price per share of $4.50, which represents 100% warrant coverage on the principal amount of the Alumni Note. The Alumni Warrants are exercisable on or prior to the five (5) year anniversary of the effective date.

Journy.tv Asset Purchase

On April 1, 2025, the Company entered into an asset purchase agreement (the “Journy.tv Purchase Agreement”) with Ovation LLC (“Ovation”), pursuant to which the Company purchased assets, including without limitation trademarks, domains, apps and certain agreements, and assumed certain liabilities related to Ovation’ Journy.tv business (the “Journy.tv Acquisition”). The Journy.tv Acquisition closed on April 1, 2025.

Pursuant to the Purchase Agreement, as consideration for the Journy.tv Acquisition, the Company paid Ovation $300,000 in cash at closing and issued Ovation 20,000 restricted shares of Company common stock.

In connection with the Journy.tv Acquisition, on April 1, 2025, the Company and Ovation also entered into a License Agreement (the “License Agreement”), pursuant to which Ovation granted the Company the non-exclusive right, throughout the territories and for the term set forth therein, to exhibit, promote, market, advertise, publicize and/or otherwise exploit the programs listed in the License Agreement in the media of (i) FAST via the Journy.tv Channel and (ii) Video On Demand via the Journy.tv Channel. Pursuant to the License Agreement, Ovation shall not license any unaffiliated third party the right to exhibit certain of the programs subject to the License Agreement and shall not use certain of the programs subject to the License Agreement on its owned or operating streaming platforms (subject to certain exceptions). As consideration for the rights granted under the License Agreement, the Company agreed to pay Ovation an aggregate non-refundable license fee of $336,801 over thirty months.

FSA Travel Final Closing and Milestone Payments

On April 9, 2025 (the “Final Closing Date”), upon FSA’s agreement to waive the capital raise condition to closing, the Company exercised its option to acquire the remaining 51% of FSA outstanding membership units, in satisfaction of its obligations under the FSA Purchase Agreement. In connection with the Final Closing, the Company paid the the members of FSA (the “FSA Members”) an aggregate of $500,000 in cash and issued the FSA Members an aggregate of 161,291 shares of Series O Preferred. As a result, as of the Final Closing Date, FSA became a wholly owned subsidiary of the Company.

On April 28, 2025, upon achievement of each of the business milestones pursuant to the FSA Purchase Agreement, the Company made each of the Milestone Payments to the FSA Members, including payment of $400,000 in cash and the issuance of an aggregate of 129,032 shares of Series O Preferred (the number of shares provided for above, less 8,065 shares of common stock previously issued to FSA by the Company as a deposit.

Related Party Notes

On April 9, 2025, NTH and the Donald P. Monaco Insurance Trust (the “Trust”) entered into two promissory notes (together, the “Trust Notes”) under the Company’s $2.0 million line of credit. Donald Monaco, chairman of the Company’s Board of Directors, is the trustee of the Trust. The first note had a principal balance of $500,000 and was issued in exchange for a new cash payment provided my Mr. Monaco. The second note had a principal balance of $145,000 and was issued in exchange for cash advances previously made by Mr. Monaco to the Company.

On May 6, 2025, the Company entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”) providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty. Mr. Monaco controls MIP

The Company received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Additional advances through May 28, 2025 totaled $441,575, bringing the total amount advanced under the line to $1,486,575.

