Form 10-Q
period 2025-05-31
NextTrip, Inc.
filed 2025-07-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 14, 2025, the issuer had 7,846,603 shares of common stock outstanding.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025 (unaudited)	February 28, 2025

ASSETS
Cash and cash equivalents	$130,906	$1,062,367
Accounts receivable, net	110,121	22,567
Prepaid expenses and other current assets	1,316,048	1,380,575
Total Current Assets	1,557,075	2,465,509
Non-Current Assets
Property and equipment, net	3,490	4,119
Intangible assets, net	3,379,049	2,127,368
Security deposit	30,167	30,167
Goodwill	2,836,860	1,167,805
Equity investments	2,415,000	3,407,610
Other prepaid assets	733,575	733,575
Total Non-Current Assets	9,398,141	7,470,644
Total Assets	$10,955,216	$9,936,153

LIABILITIES
Current Liabilities
Accounts payable	$1,070,881	$1,184,404
Accrued expenses	559,925	721,382
Deferred revenue	308,498	97,770
Note payable	753,046	506,004
Notes payable - related parties	7,616	61,526
Total Current Liabilities	2,699,966	2,571,086
Non-Current Liabilities
SBA EIDL loan	98,757	-
Line of Credit – related parties	1,486,575	-
Total Non-Current Liabilities	1,585,332	-
Total Liabilities	4,285,298	2,571,086

Commitments and Contingencies	-	-

Stockholder’s Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 3,388,874 and 3,106,616 shares issued and outstanding, respectively	3,389	3,107
Common Stock, par value $0.001, 250,000,000 shares authorized; 7,691,374 and 1,656,738 shares issued and outstanding, respectively	7,692	1,657
Additional Paid in Capital	45,530,355	41,710,126
Accumulated deficit	(38,871,518)	(34,349,823)
Total Stockholders’ Equity	6,669,918	7,365,067
Total Liabilities and Stockholders’ Equity	$10,955,216	$9,936,153

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2025	2024

Revenue	$138,827	$188,793
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(99,921)	(173,581)
Gross profit	38,906	15,212

Operating Expenses
Salaries and benefits	696,914	626,752
Stock based compensation	138,325	16,394
General and administrative	30,588	27,555
Sales and marketing	90,035	156,188
Professional service fees	1,149,476	523,873
Technology	321,815	184,669
Organization costs	1,999,670	28,737
Depreciation and amortization	206,650	287,586
Other expenses	45,170	115,859
Total Operating Expenses	4,678,643	1,967,613
Operating Loss	(4,639,737)	(1,952,401)

Other Income (Expenses)
Other Income	540,245	-
Loss on extinguishment of liability	(70,100)	-
Interest expense, net	(276,333)	(35,225)
Total other income (expense)	193,812	(35,225)
Net loss from continuing operations before taxes	(4,445,925)	(1,987,626)
Provision for income taxes	-	-
Net loss from continuing operations before share of net income (loss) in equity method investee	$(4,445,925)	$(1,987,626)
Share of net income (loss) of equity method investee	(11,307)	-
Net loss from continuing operations	(4,457,232)	(1,987,626)
Net gain from discontinued operations, net of taxes	-	8,909
Net loss	(4,457,232)	(1,978,717)
Preferred dividends	(64,463)	(10,688)
Net Loss Applicable to Common Stockholders	$(4,521,695)	$(1,989,405)
Basic and diluted loss per common share from continuing operations	$(0.68)	$(1.56)
Basic and diluted loss per common share from discontinued operations	$-	$0.01
Basic and diluted loss per common share	$(0.68)	$(1.55)
Basic and diluted weighted average number of common shares	6,585,197	1,279,165

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended May 31, 2025, and May 31, 2024

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067
Net Loss	-	-	-	-	-	(4,457,232)	(4,457,232)
Preferred Stock Dividends	-	-	45,643	46	64,417	(64,463)	-
Preferred Shares Issued for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for Journy.tv asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares for services	-	-	125,000	125	476,075	-	472,200
Warrants issued in connection with debt conversion	-	-	-	-	30,775	-	30,775
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Issuance of securities for directors’ services	-	-	-	-	1,948,544	-	1,948,544
Stock Options Issued to Employees	-	-	-	-	138,325	-	138,325

Balances, May 31, 2025	3,388,874	3,389	7,691,374	7,692	45,530,355	(38,871,518)	6,669,918

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net Loss	-	-	-	-	-	(1,978,717)	(1,978,717)
Preferred Stock Dividends	-	-	-	-	10,688	(10,688)	-
Common Shares Issued for Conversion of Preferred Stock	(409,502)	(410)	409,502	410	-	-	-
Stock Options Issued to Employees	-	-	-	-	16,394	-	16,394

Balances, May 31, 2024	63,494	64	1,345,932	1,346	27,304,840	(26,140,544)	1,165,706

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2025	May 31, 2024
OPERATING ACTIVITIES
Net Loss – Continuing Operations	$(4,457,232)	$(1,987,626)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	206,650	287,586
Amortization of debt discount	231,740	-
Amortization of prepaid expenses	694,912	-
Stock-based compensation - employees	138,325	16,394
Stock-based compensation - directors	1,948,544	-
Loss on extinguishment of liability	70,100	-

Change in Assets and Liabilities:
Accounts receivable	(87,554)	6,322
Prepaid expenses	183,327	(19,669)
Accounts payable and accrued expenses	(182,198)	534,493
Deferred revenue	210,728	14,280
Security deposit	-	(3,000)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(1,042,658)	(1,151,220)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	8,909
NET CASH USED IN OPERATING ACTIVITIES	(1,042,658)	(1,142,311)

INVESTING ACTIVITIES
Capitalized software development costs	(81,503)	(169,406)
FSA Travel, LLC acquisition	(900,000)	-
Journy.tv asset purchase	(300,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,281,503)	(169,406)

FINANCING ACTIVITIES
Notes Payable	192,700	100,000
Advances from related parties	1,200,000	924,591
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,392,700	1,024,591

NET CHANGE IN CASH FOR PERIOD	(931,461)	(287,126)

CASH AT BEGINNING OF PERIOD	1,062,367	323,805

CASH AT END OF PERIOD	$130,906	$36,679

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of preferred shares pursuant to FSA Travel, LLC acquisition	$875,641	$-
Issuance of common shares pursuant to Journy.tv asset purchase	$115,200	$-
Issuance of common shares for third party services	$472,200	$-
Preferred stock dividends	$64,463	$10,688
Disclosure of Cash Paid for:
Interest	$23,159	$4,371
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2025

NOTE 1 - Business Description and Going Concern

Sigma Additive Solutions, Inc. (“Sigma”), the legal acquiror of NextTrip Holdings, Inc., was initially incorporated as Messidor Limited in Nevada on December 23, 1985, and changed its name to Framewaves Inc. in 2001. On September 27, 2010, the name was changed to Sigma Labs, Inc. On May 17, 2022, Sigma Labs, Inc. began doing business as Sigma Additive Solutions, and on August 9, 2022, changed its name to Sigma Additive Solutions, Inc.

On March 11, 2024, Sigma filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada, pursuant to which, effective as of 12:01 a.m. Pacific time on March 13, 2024, among other things, Sigma’s corporate name was changed from Sigma Additive Solutions, Inc. to “NextTrip, Inc.”

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe New Mexico 87507. The consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, NextTrip Holdings Inc. incorporated on October 22, 2015, and Extraordinary Vacations USA, Inc., incorporated on June 24, 2002.

Prior to the NextPlay Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NTH”) was a wholly owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement, Amended and Restated Operating Agreement, and Exchange Agreement (the “NextPlay Exchange Agreement”), whereby NextPlay transferred its interest in the travel business to NTG. Pursuant to the NextPlay Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10.00 per unit. Prior to the exchange for Preferred Units, NTG had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had obligations to provide ongoing support to NTH. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and, as such, NTH recorded the payable as contributed capital.

The Company provides travel technology solutions with sales originating in the United States, with a primary emphasis on hotels, air, and all-inclusive travel packages. Our proprietary booking engine, branded as NextTrip 2.0, provides travel distributors access to a sizeable inventory.

The Company owns 50% of Next Innovation LLC, a Joint Venture (“Next Innovation”), which is dormant. No activities nor operations occurred through Next Innovation in fiscal years 2024 or 2025 for this entity, and the Company does not have control of Next Innovation and therefore no minority interest was recorded.

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

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of Company common stock, or approximately 90.2% of the issued and outstanding shares of Company common stock immediately prior to the closing. At closing, it was determined that the NextTrip Acquisition would likely result in a change of control, with the members of NTG receiving an aggregate number of shares that exceeds the number of shares held by the legacy shareholders of Sigma, which change in control occurred upon the issuance of certain of the Contingent Shares on March 26, 2025. As a result, the NextTrip Acquisition is accounted for as a reverse acquisition of NTH by the Company, whereby the Company is treated as the legal acquirer and NTH is treated as the accounting acquirer. As a result, the historical financial information for the periods prior to closing of the NextTrip Acquisition presented is that of NTH.

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

The assets and liabilities of Sigma were recognized at fair value pursuant to ASC 805.

Going Concern - As of May 31, 2025, and February 28, 2025, the Company had an accumulated deficit of $38,871,518 and $34,349,823, respectively, and working capital deficit of $1,142,891 and $105,577, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of the filing of this Report.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025. The results of operations for the period ended May 31, 2025 are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on the net earnings (loss) or financial position.

Promissory Note Receivable

NextPlay is in involuntary bankruptcy proceedings and is in default under the terms of its promissory note for non-payment. As a result, as of February 28, 2025 the Company established an allowance for credit losses for the full amount of the note of $2,567,665, as collectability of the note is uncertain.

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At May 31, 2025 and 2024, the Company had the following common shares underlying these instruments:

	May 31,
	2025	2024
Warrants	3,112,772	484,063
Stock Options	556,250	79,560
Preferred Stock	3,391,974	66,385
Total Underlying Common Shares	7,060,996	630,008

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024
Loss from continuing operations	$(4,457,232)	$(1,987,626)
Preferred dividends	(64,463)	(10,688)
Loss from continuing operations applicable to common stockholders	(4,521,695)	(1,998,314)
Gain from discontinued operations applicable to common stockholders	-	8,909
Net loss applicable to common stockholders	$(4,521,695)	$(1,989,405)

Weighted average number of common shares outstanding used in loss per share during the period (denominator)	6,585,197	1,279,165

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At May 31, 2025, the Company had outstanding warrants to purchase 3,112,772 shares of common stock; stock options exercisable for 556,250 shares of common stock; 316 shares of Series E Preferred Stock (“Series E Preferred”), which could be converted into 3,415 shares of common stock; 33,000 shares of Series H Convertible Preferred Stock (“Series H Preferred”), convertible into 33,000 shares of common stock; 500,442 shares of Series I Convertible Preferred Stock (“Series I Preferred”), convertible into 500,442 shares of common stock; 297,788 shares of Series J Nonvoting Convertible Preferred Stock (“Series J Preferred”), convertible into 297,788 shares of common stock; 60,595 shares of Series K Nonvoting Convertible Preferred Stock (“Series K Preferred”), convertible into 60,595 shares of common stock; 1,076,156 shares of Series L Nonvoting Convertible Preferred Stock (“Series L Preferred”), convertible into 1,076,156 shares of common stock; 133,278 shares of Series M Nonvoting Convertible Preferred Stock (“Series M Preferred”), convertible into 133,278 shares of common stock; 500,000 shares of Series N Nonvoting Convertible Preferred Stock (“Series N Preferred”), convertible into 500,000 shares of common stock; 443,549 shares of Series O Nonvoting Convertible Preferred Stock (“Series O Preferred”), convertible into 443,549 shares of common stock; and 343,750 shares of Series P Nonvoting Convertible Preferred Stock (“Series P Preferred”), convertible into 343,750 shares of common stock, resulting in a potential total additional 6,585,197 shares of common stock outstanding in the future. At February 28, 2025, the Company had an aggregate of 6,201,890 outstanding potentially dilutive securities.

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

Revenue Recognition – The Company’s revenue is derived primarily from sales of our software and related hardware suite under perpetual licenses and from providing engineering services under contracts. The Company recognizes revenue in accordance with ASC Topic No. 606. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance under prior GAAP and replaced it with a principles-based approach for determining revenue recognition. The core principle of the standard is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services.

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

The Company controls the specified travel product before it is transferred to the customer and is therefore a principal, based on but not limited to, the following:

●	The Company is primarily responsible for fulfilling the promise to provide such travel product.

●	The Company has inventory risk before the specified travel product has been transferred to a customer or after transfer of control to a customer.

●	The Company has discretion in establishing the price for the specified travel product.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Segment Reporting - We manage the Company as one reportable segment, Travel Products and Services. Travel bookings are the source of our revenues and include the sale of travel products such as airline tickets and hotel rooms as well as travel services such as travel insurance and ground activities. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

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

NOTE 3 - Investment in Equity Securities

Investment in Blue Fysh Holdings Inc.

On February 24, 2025, the Company entered into a Share Exchange Agreement with Blue Fysh Holdings Inc. (“Blue Fysh”), under which the Company acquired a 10% ownership interest in Blue Fysh. As part of the transaction, the Company issued 483,000 shares of Series N Preferred at an issuance price of $5.00 per share, totaling $2,415,000, in exchange for 82 restricted shares of Blue Fysh common stock. The transaction closed on February 28, 2025.

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

Note 4 – Acquisition of FSA Travel, LLC

On February 6, 2025, the Company acquired a 49% non-controlling interest in FSA Travel, LLC (“FSA”) pursuant to a Membership Purchase Agreement (the “FSA Purchase Agreement”) and accounted for the investment under the equity method. The Company recorded its proportional share of FSA’s net loss from February 7, 2025 through February 28, 2025, the Company’s fiscal year-end.

On April 9, 2025, the Company exercised its option to purchase the remaining 51% interest in FSA for additional consideration of $1.0 million comprised of $0.5 million in cash, and $0.5 million in shares of Series O Preferred (161,291 shares at $3.10 per share), pursuant to the FSA Purchase Agreement. In addition, on April 28, 2025, the Company paid an additional $0.8 million in contingent consideration (comprised of both cash and shares of Series O Preferred stock) to the former owners of FSA (the “FSA Unitholders”) pursuant to the FSA Purchase Agreement.

The contingent consideration issued as purchase consideration provides for additional distributions to the FSA Unitholders, the amount of which is dependent on the acquired business’ achievement of certain milestones. The Company determined the fair value of the contingent consideration as of the acquisition date (April 9, 2025) based on the probability and timing of achieving the respective milestones.

Upon completion of the acquisition of the remaining 51% of FSA membership units, the acquisition of the remaining 51% interest together with the initial 49% interest acquired on February 6, 2025 was accounted for as a step acquisition (business combination) under ASC 805, Business Combinations, with the Company identified as the acquirer. A step acquisition occurs when a shareholder obtains control over an entity (that is considered a business) by acquiring an additional interest in that entity. Under step acquisition accounting, the acquirer’s previously held equity interest is remeasured to its fair value as of the date in which control was obtained and included as part of the total consideration when determining goodwill. Given the short duration between the initial equity purchase of FSA (which was accounted for under the equity method of accounting) and the purchase of the remaining outstanding shares of FSA, it was determined that the book value of such equity method accounting equaled its fair value at the time control was obtained. In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. The Company did not incur any acquisition-related costs in connection with the acquisition.

The Company has completed a preliminary analysis to assign fair values to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the acquisition:

Consideration paid
Cash	$500,000
Series O Preferred stock	500,000
Earnout Payment	800,000
Fair value of Initial Purchase	981,303
Total consideration	$2,781,303

Assets acquired and liabilities assumed
Cash and cash equivalents	$471,660
Accounts receivable	13,460
Intangibles	960,000
Goodwill	1,669,058
Total assets	$3,114,178

Accounts payable	12,474
Due to FSA Unitholders	221,481
SBA Loan	98,920
Total liabilities	$332,875
Total net assets	$2,781,303

The fair value of the working capital items, including accounts receivable, other receivables, trade payables and deferred revenue, approximates their respective carrying values at the date in which control was obtained. Effective January 1, 2021, the Company has adopted ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which created an exception to the recognition and measurement principles of ASC 805, Business Combinations, for the Company’s contract assets and liabilities, including deferred revenue, essentially resulting in the carryover of the historical amounts determined in accordance with ASC 606, Revenue from Contracts with Customers, rather than fair value.

The fair value of the acquired tradename and acquired technology was determined using the relief from royalty method, which utilized projected financial information. The goodwill recognized in the acquisition primarily represents synergies with the existing operations of the Company, and the value of yet-to-be-acquired/developed customers, technology, assembled workforce, and any other assets.

The Company is currently finalizing its valuation of the acquired assets and liabilities and has recorded these preliminary amounts as of the acquisition date. The final purchase price allocation may result in adjustments to the amounts presented.

NOTE 5 – Journy.tv Asset Acquisition

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

Pursuant to the Journy.tv Purchase Agreement, as consideration for the Journy.tv Acquisition, the Company paid Ovation $300,000 in cash at closing and issued Ovation 20,000 restricted shares of Company common stock at $5.76 per share, for total consideration of $415,200.

In connection with the Journy.tv Acquisition, on April 1, 2025, the Company and Ovation also entered into a License Agreement (the “License Agreement”), pursuant to which Ovation granted the Company the non-exclusive right, throughout the territories and for the term set forth therein, to exhibit, promote, market, advertise, publicize and/or otherwise exploit the programs listed in the License Agreement in the media of (i) FAST via the Journy.tv Channel and (ii) Video On Demand via the Journy.tv Channel. Pursuant to the License Agreement, Ovation shall not license any unaffiliated third party the right to exhibit certain of the programs subject to the License Agreement and shall not use certain of the programs subject to the License Agreement on its owned or operating streaming platforms (subject to certain exceptions). As consideration for the rights granted under the License Agreement, the Company agreed to pay Ovation an aggregate non-refundable license fee of $336,801. Either party may terminate the License Agreement in the event of a material default by the other party that is not cured within fifteen days after the defaulting party receives notice of such default.

The transaction was accounted for as an asset acquisition because while inputs were acquired (in the form of trademarks, distribution agreements, content licenses, and service agreements), there is not a continuation of revenues before and after the transaction. That is, due to the significant rebranding and redevelopment of the inputs acquired, the Journy.tv assets are not producing revenue post-closing of the transaction. Additionally, an organized workforce with the necessary skills and experience to create outputs was not included in the transaction. As such, the transaction does not meet the definition of a business and is considered an asset acquisition.

On the acquisition date, the fair value of the intangible assets acquired was $415,200, excluding $6,700 of acquisition-related direct costs which were expensed as incurred. The intangible assets have a weighted average estimated useful life of 16.7 years.

NOTE 6 – Intangible Assets

Intangible assets as of May 31, 2025, and February 28, 2025 consisted of the following:

	May 31, 2025	February 28, 2025
Software Development	$7,089,049	$7,267,778
Software Licenses	645,306	789,576
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	-
Journy.tv – Trade Name	138,400	-
Journy.tv Distribution Agreements	276,800	-
Total	8,435,838	8,063,637
Accumulated amortization	(5,056,789)	(5,936,269)
Intangible assets, net of amortization	$3,379,049	$2,127,368

Amortization expense for the three months ended May 31, 2025, and May 31, 2024 was $206,021 and $286,237, respectively.

During the three months ended May 31, 2025 and 2024, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2026 (Remaining)	$620,888
2027	782,097
2028	370,885
2029	127,435
Thereafter	469,857
$2,371,162

NOTE 7 – Goodwill

Reverse Acquisition of Sigma Additive Solutions, Inc.

As discussed in Note 1 – Business Description and Going Concern, the legal acquisition of NTH by the Company on December 29, 2023 was determined to be a reverse acquisition, with NTH as the accounting acquirer, using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of consummation of the transaction.

Pursuant to ASC 350-20, the Company assigned its goodwill to reporting units and is required to test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill resulting from the reverse acquisition is primarily attributable to NTH’s objective to obtain access to public markets to provide funding wherewithal to fund business growth. NTH’s benefit in paying for these synergies in the reverse acquisition transaction was to avoid the time and expense of organizing and executing an Initial Public Offering transaction. In the reverse acquisition, $1,167,805 of goodwill was allocated to the Company’s Travel Products and Services reporting segment (its “NTH Reporting Unit”) under the acquisition method of accounting.

Acquisition of FSA Travel, LLC

As of May 31, 2025, preliminary goodwill of $1,669,058 arising from the FSA acquisition has been reported within the Company’s single reporting segment, Travel Products and Services. See Note 4, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 8 – Notes Payable

On May 24, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $100,000. The note bears interest at 7.5% per annum and had a maturity date of the earlier of completion of a public financing or October 31, 2024. The investor has consented to extend the maturity date on a month-to-month basis and continues to accrue interest. As of May 31, 2025, the full principal amount of $100,000 was outstanding.

On June 26, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $40,000. The note bears interest at 7.5% per annum and has a maturity date of June 25, 2025, which may be extended by written consent of the investor. As of May 31, 2025, the full principal amount of $40,000 was outstanding.

On October 18, 2024, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $154,440. The note includes an original issue discount (“OID”) of $22,440, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in ten equal installments of $17,452 beginning on November 15, 2024, and may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2025, the balance on the note, net of the unamortized debt discount, was $40,572.

On November 8, 2024, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $125,190. The note includes an OID of $18,190, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $70,732 due on May 15, 2025, and the remaining four equal installments of $17,683 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2025, the balance on the note, net of the unamortized debt discount was $57,760.

On December 31, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $220,000. The note bears guaranteed interest of 15%, or $33,000, payable in full on the issue date by the issuance of 10,927 shares of the Company’s Series K Preferred. The note may be prepaid at any time without penalty. Additionally, the Company issued a warrant to the investor to purchase up to 220,000 shares of common stock with an exercise price of $4.00 per share and a three-year term. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note were allocated to the note and the warrant based on the relative fair values of the note without the warrant and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrant at the time of issuance that was allocated to additional paid-in capital was $179,913. As of May 31, 2025, the balance on the note, net of the unamortized debt discount, was $95,169.

On February 4, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $152,100. The note includes an OID of $22,100, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $85,937 due on August 15, 2025, and the remaining four equal installments of $21,484 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2025, the balance on the note, net of the unamortized debt discount was $137,808.

On April 1, 2025, the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (“Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (“Warrants”) to Alumni Capital for total consideration of $300,000. After deducting commissions, net proceeds to the Company were $276,000.

The Alumni Note is in the principal amount of $360,000 with an OID of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which shall be due and payable on July 1, 2025. In the event of a failure to re-pay the Alumni Note on or before July 1, 2025, the interest rate will increase to the lesser 22% per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The Alumni Note is convertible into shares of Company common stock only upon an event of default.

As of May 31, 2025, the balance on the Alumni Note, net of the unamortized debt discount, was $281,737.

NOTE 9 – Long-Term Debt

As part of the acquisition of FSA on April 9, 2025, the Company assumed an SBA loan originally issued to FSA on December 4, 2020, with an initial principal amount of $50,500, bearing interest at 3.75% per annum. On October 4, 2021, FSA received a modification to the loan, which increased the principal amount to $199,100. The loan requires monthly payments of principal and interest of $995 and matures on December 4, 2050.

In accordance with ASC 805 – Business Combinations, the assumed loan was recognized at its acquisition-date fair value of $98,920, which reflects a market-based effective interest rate of approximately 12.03% per annum over the remaining term of 307 months. The difference between the face value of the debt and the fair value at the acquisition date was included in the allocation of purchase consideration and is reflected in goodwill.

The loan is measured at amortized cost subsequent to the acquisition date, and interest expense is recognized using the effective interest method based on the fair value of the liability at the acquisition date. The following table summarizes the loan terms as of the acquisition date:

Description	Amount
Principal amount	$199,100
Fair value at acquisition date	$98,920
Remaining term	308 months
Monthly payment	$995
Effective interest rate	12.03%

As of May 31, 2025, the balance of the loan was $98,757.

NOTE 10 - Related Party Transactions

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

The Company received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Additional advances through May 31, 2025 totaled $441,575, bringing the total amount advanced under the line to $1,486,575 as of May 31, 2025.

The total amounts due to related parties at May 31, 2025 and February 28, 2025 totaled $1,494,191 and $61,526, respectively.

NOTE 11 - Stockholders’ Equity

Common Stock

The Company has 250,000,000 shares of common stock authorized for issuance pursuant to its amended and restated articles of incorporation, as amended (“Charter”). At May 31, 2025 and February 28, 2025, there were 7,691,374 and 1,656,738 shares of common stock, par value $0.001 per share, issued and outstanding, respectively. All shares of common stock have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

In the first quarter of 2024, the Company issued 100,000 shares of common stock upon conversion of 100,000 shares of Series G Convertible Preferred Stock, 117,000 shares of common stock upon conversion of 117,000 shares of Series H Preferred, and 192,502 shares of common stock upon conversion of 192,502 shares of Series I Preferred.

In the first quarter of 2025, the Company issued 105,000 shares of common stock in connection with various investor relations consulting contracts, 45,642 shares of common stock to the holders of shares of the Company’s Series L and Series M Preferred stock as dividends, 20,000 shares of common stock to Ovation as partial consideration pursuant to the April 1, 2025 Journy.tv Asset Purchase Agreement; 5,000 shares of common stock to ITA as a finder’s fee related to the FSA acquisition; 15,000 shares of common stock pursuant to a consulting contract related to the development and launch of a dedicated beauty and wellness FAST channel; and 5,843,993 shares of common stock to the members of NTG pursuant to the Exchange Agreement, constituting Contingent Shares issuable to the members of NTG upon the achievement of all business milestones.

Preferred Stock

Under our Charter, our board of directors has the authority, without further action by stockholders, to designate one or more series of preferred stock and to fix the voting powers, designations, preferences, limitations, restrictions and relative rights granted to or imposed upon the preferred stock, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preference and sinking fund terms, any or all of which may be preferential to or greater than the rights of the common stock.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. An aggregate of 3,388,874 and 3,106,616 shares of preferred stock were issued and outstanding at May 31, 2025 and February 28, 2025, respectively, as further discussed below.

Series E Convertible Preferred Stock

Under the Certificate of Designations of the Series E Preferred Stock, shares of the Company’s Series E Preferred have an initial stated value of $1,500 per share (the “Series E Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Series E Stated Value of the Series E Preferred by said amount. The holders of shares of the Series E Preferred have the right at any time to convert all or a portion of the Series E Preferred (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s common stock at an initial conversion rate determined by dividing the Conversion Amount by the conversion price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the relates stock purchase agreement). The Conversion Amount is the sum of the Stated Series E Value of the shares of Series E Preferred then being converted plus any other unpaid amounts payable with respect to the Series E Preferred being converted plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends recapitalizations and similar events.

At May 31, 2025, 316 shares of Series E Preferred were outstanding, which if converted as of May 31, 2025, including the make-whole dividends, would have resulted in the issuance of 3,415 shares of common stock.

Series F Convertible Preferred Stock

On January 4, 2024, the Company filed a Certificate of Designation of Series F Convertible Preferred Stock (the “Series F Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 5,843,993 shares of the Company’s preferred stock as Series F Preferred. The Series F Preferred was designated by the Company in connection with the acquisition of NTH, and, in the event that the Company did not have sufficient shares of common stock available to fulfill its obligations pursuant to the Exchange Agreement governing the terms of the acquisition, shares of Series F Preferred would have been issued to the previous equity holders of NTH in lieu of shares of Company common stock.

The terms and conditions set forth in the Series F Certificate of Designation are summarized below:

Ranking. The Series F Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series F Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Charter, or as otherwise required by the Nevada Revised Statutes, holders of Series F Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series F Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series F Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series F Preferred or alter or amend the Series F Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely effects any rights of the holders of the Series F Preferred, or (c) enter into any agreement with respect to the foregoing.

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

At May 31, 2025, no shares of the Series F Preferred were outstanding.

Series G Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series G Convertible Preferred Stock (the “Series G Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 100,000 shares of the Company’s preferred stock as Series G Preferred, par value $0.001 per share.

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

The Company did not exercise its option to repurchase 50% of the Series G Preferred, and all such shares were converted into shares of Company common stock on March 15, 2024. At May 31, 2025, no shares of Series G Preferred were outstanding.

Series H Convertible Preferred Stock

On January 26, 2024, the Company filed a Certificate of Designation of Series H Convertible Preferred Stock (the “Series H Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 150,000 shares of the Company’s preferred stock as Series H Preferred, par value $0.001 per share.

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

At May 31, 2025, 33,000 shares of Series H Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 33,000 shares of common stock.

Series I Convertible Preferred Stock

On February 22, 2024, the Company filed a Certificate of Designation of Series I Convertible Preferred Stock (the “Initial Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 331,124 shares of the Company’s preferred stock as Series I Preferred, par value $0.001 per share. On February 25, 2025, the Company filed an amendment to the Initial Series I Certificate of Designation (the “Amendment to Series I Certificate of Designation” and together with the Initial Series I Certificate of Designation, the “Series I Certificate of Designation”) with the Secretary of State of the State of Nevada, to increase the number of shares of Series I Preferred to 692,945 shares.

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

On February 24, 2025, the Company entered into a securities purchase agreement (the “Series I Purchase Agreement”) with certain accredited investors, pursuant to which the Company issued and sold an aggregate of 331,125 restricted shares of Series I Preferred to the purchasers at a purchase price of $3.02 per share (the “Series I Offering”), resulting in aggregate gross proceeds to the Company of $1,000,000. In addition, the Company issued 10,000 shares of Series I Preferred at $3.02 per share to an outside contractor as payment for outstanding invoices.

On February 24 2025, the Company entered into a debt conversion agreement with Greg Miller, an independent contractor of the Company, whereby Mr. Miller and the Company agreed to convert $100,000 in deferred consulting fees owed to Mr. Miller into 33,113 shares of Series I Preferred, at a conversion price of $3.02 per share, and a warrant to purchase 33,113 shares of common stock (the “Miller Warrant”). The Miller Warrant has an exercise price of $4.00 per share, becomes exercisable six months from the issuance date (subject to stockholder approval of removal of the Exchange Cap), and shall expire three years from the initial exercise date (August 24, 2028). Additionally, if stockholder approval is not received by May 1, 2025, then the Miller Warrant shares will increase to 50,000, and the exercise price will decrease to $3.02. As such approval was not obtained by May 1, 2025, the exercise price of the Miller Warrant was reset to $3.02 and the number of shares of common stock issuable upon exercise of the Miller Warrant increased to 50,000 shares as of such date.

On February 25, 2025, the Company issued 10,000 shares of Series I Preferred at $3.02 per share to the Company’s IT contractor as payment for outstanding invoices.

The Series I Preferred shall not be convertible and the Miller Warrant shall not be exercisable into shares of common stock until such date that the Company obtains stockholder approval to remove the Exchange Cap (as described below).

At May 31, 2025, 500,442 shares of Series I Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 500,442 shares of common stock.

Series J Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series J Nonvoting Convertible Preferred Stock (the “Series J Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 297,788 shares of the Company’s preferred stock as Series J Preferred, par value $0.001 per share.

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

The Series J Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At May 31, 2025, 297,788 shares of Series J Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 297,788 shares of common stock.

Series K Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series K Nonvoting Convertible Preferred Stock (the “Series K Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 60,595 shares of the Company’s preferred stock as Series K Preferred, par value $0.001 per share.

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

The Series K Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At May 31, 2025, 60,595 shares of the Series K Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 60,595 shares of common stock.

Series L Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (the “Initial Series L Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 579,469 shares of the Company’s preferred stock as Series L Preferred, par value $0.001 per share. On February 25, 2025, the Company filed an amendment to the Initial Series L Certificate of Designation (the “Series L Preferred Amendment,” and together with the Initial Series L Certificate of Designation, the “Series L Certificate of Designation”) with the Secretary of State of the State of Nevada, to increase the number of shares of the Company’s preferred stock designated as Series L Preferred to 1,076,158 shares.

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

The Series L Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap, subject to beneficial ownership limitations.

At May 31, 2025, 1,076,156 shares of the Series L Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 1,076,156 shares of common stock.

Series M Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series M Nonvoting Convertible Preferred Stock (the “Series M Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 165,562 shares of the Company’s preferred stock as Series M Preferred, par value $0.001 per share.

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

The Series M Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

On December 31, 2024, in connection with the foregoing, the Company issued 133,278 shares of Series M Preferred to an investor pursuant to a debt conversion agreement.

At May 31, 2025, all 133,278 shares of the Series M Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 133,278 shares of common stock.

Series N Nonvoting Convertible Preferred Stock

On January 30, 2025, the Company filed a Certificate of Designation of Series N Convertible Preferred Stock (the “Series N Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 500,000 shares of the Company’s preferred stock as Series N Preferred, par value $0.001 per share.

The terms and conditions set forth in the Series N Certificate of Designation are summarized below:

Ranking. The Series N Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series N Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Series N Certificate of Designation, or as otherwise required by the Nevada Revised Statutes, holders of Series N Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series N Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series N Preferred or alter or amend the Series N Certificate of Designation, (ii) amend its Charter, amended and restated bylaws or other charter documents in any manner that adversely effects any rights of the holders of the Series N Preferred, or (c) enter into any agreement with respect to the foregoing.

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

On February 24, 2025, the Company and Blue Fysh entered into a Share Exchange Agreement whereby Blue Fysh agreed to issue 82 restricted shares of its common stock to the Company, representing a 10% interest in Blue Fysh, in exchange for 483,000 restricted shares of Series N Preferred at an issuance price of $5.00 per share (the “BF Share Exchange”). The BF Share Exchange closed on February 28, 2025.

The Series N Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap.

At May 31, 2025, 500,000 shares of the Series N Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 500,000 shares of common stock.

Series O Nonvoting Convertible Preferred Stock

On February 6, 2025, the Company filed a Certificate of Designation of Series O Nonvoting Convertible Preferred Stock (the “Series O Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 451,614 shares of the Company’s preferred stock as Series O Preferred, par value $0.001 per share.

The terms and conditions set forth in the Series O Certificate of Designation are summarized below:

Ranking. The Series O Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series O Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Series O Certificate of Designation, or as otherwise required by the Nevada Revised Statutes, holders of Series O Preferred are not entitled to voting rights. However, the Company may not, without the consent of holders of a majority of the outstanding shares of Series O Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series O Preferred or alter or amend the Series O Certificate of Designation, (ii) amend its Charter, amended and restated bylaws or other charter documents in any manner that adversely effects any rights of the holders of the Series O Preferred, or (c) enter into any agreement with respect to the foregoing.

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

On February 6, 2025, in connection with the Company’s acquisition of the initial 49% of interests in FSA, the Company issued 161,291 shares of Series O Preferred to FSA.

On April 9, 2025, in connection with the Company’s acquisition of the remaining 51% of interests in FSA, the Company issued 161,291 shares of Series O Preferred to the FSA Unitholders.

On April 28, 2025, in connection with achievement of all business milestones, the Company issued 120,967 shares of Series O Preferred stock to FSA.

The shares of Series O Preferred issued cannot be converted into shares of Company common stock unless and until the Company’s stockholders approve the conversion of Series O Preferred into shares of common stock in accordance with the listing rules of Nasdaq. Upon receipt of such approval, the shares of Series O Preferred outstanding as of such date shall automatically convert into shares of Company common stock, subject to applicable beneficial ownership limitations.

At May 31, 2025, 443,549 shares of Series O Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 443,549 shares of common stock

Series P Nonvoting Convertible Preferred Stock

On February 25, 2025, the Company filed a Certificate of Designation of Series P Nonvoting Convertible Preferred Stock (the “Series P Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 343,750 shares of the Company’s preferred stock as Series P Preferred, par value $0.001 per share.

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

On February 26, 2025, the Company entered into a Debt Exchange Agreement with AOS, whereby AOS and the Company agreed to convert $1,000,000 owed to AOS under an existing unsecured promissory note owed for monies advanced to the Company into 250,000 shares of Series P Preferred at a conversion price of $4.00 per share.

The Series P Preferred shall be convertible into shares of the Company’s common stock on such date that the Company obtains stockholder approval to remove the Exchange Cap, subject to beneficial ownership limitations.

At May 31, 2025, 343,750 shares of the Series P Preferred were outstanding, which if converted as of May 31, 2025, would have resulted in the issuance of 343,750 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan., and as of May 31, 2025, 6,443,750 shares are available for future issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of May 31, 2025.

On March 26, 2025, under the terms of the 2013 Equity Incentive Plan, all outstanding options terminated upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

During the three months ended May 31, 2025, the Company granted and issued stock options to purchase an aggregate of 556,250 shares of common stock under the 2023 Plan. There were no issuances of options during the three months ended May 31, 2024.

The Company generally grants stock options to employees, consultants, and directors at exercise prices equal to the fair market value of the Company’s common stock on the grant date, but not less than 100% of the fair market value. Stock options are typically granted throughout the year and generally vest over a period from one to three years of service and expire five years from the grant date, unless otherwise specified. The Company recognizes compensation expense for the fair value of the stock options over the vesting period for each stock option award.

Total stock-based compensation expense included in the statements of operations for the three months ended May 31, 2025 and 2024 was $138,325 and $16,394, respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended May 31, 2025. There were no grants issued during the three months ended May 31, 2024:

2025
Dividend yield	0.0%
Risk-free interest rate	3.825%-4.06%
Expected volatility	122.5%-139.7%
Expected life (in years)	3.32

Option activity for the three months ended May 31, 2025 and the year ended February 28, 2025 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 29, 2024	85,300	60.50	2.52	-

Exercised	-	-	-	-
Forfeited or cancelled	(8,958)	125.65	-	-
Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	556,250	5.15	3.32	-
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding May 31, 2025	556,250	5.15	3.32	-
Options expected to vest in the future as of May 31, 2025	-	-	3.32	-
Options exercisable at May 31, 2025	556,250	5.15	3.32	-
Options vested, exercisable, and options expected to vest at May 31, 2025	556,250	5.15	3.32	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2025, no options had an exercise price below the $2.05 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options.

Stock Appreciation Rights

The purposes of the 2020 Stock Appreciation Rights Plan (the “2020 SAR Plan”) are to: (i) enable the Company to attract and retain the types of employees, consultants, and directors (collectively, “Service Providers”) who will contribute to the Company’s long-range success; (ii) provide incentives that align the interests of Service Providers with those of the stockholders of the Company; and (iii) promote the success of the Company’s business. The 2020 SAR Plan provides for incentive awards that are only in the form of stock appreciation rights payable in cash (“SARs”). No shares of common stock are reserved or will be issued pursuant to the 2020 SAR Plan.

SARs may be granted to any Service Provider. A SAR is the right to receive an amount equal to the Spread with respect to a share of the Company’s common stock (a “Share”) upon the exercise of the SAR. The “Spread” is the difference between the exercise price per share specified in a SAR agreement on the date of grant and the fair market value per share on the date of exercise of the SAR. The exercise price per share will not be less than 100% of the fair market value of a Share on the date of grant of the SAR. The administrator of the 2020 SAR Plan will have the authority to, among other things, prescribe the terms and conditions of each SAR, including, without limitation, the exercise price and vesting provisions, and to specify the provisions of the SAR Agreement relating to such grant.

On March 26, 2025, under the terms of the 2020 SAR Plan, all outstanding unvested SARs became immediately vested and exercisable upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

The Company did not grant any SARs during the three months ended May 31, 2025 or May 31, 2024.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the three months ended May 31, 2025 and the year ended February 28, 2025 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.4	-	-
SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding May 31, 2025	40,223	44.80	1.73	-
SARs expected to vest in the future as of May 31, 2025	-	-	-	-
SARs exercisable at May 31, 2025	40,223	44.80	1.73	-
SARs vested, exercisable, and SARs expected to vest at May 31, 2025	40,223	44.80	1.73	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2025, no SARs had an exercise price below the $2.05 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2025, there was no unrecognized stock-based compensation expense related to unvested SARs.

Warrants

The fair value of warrants issued during the three months ended May 31, 2025 was estimated using the Black-Scholes model with the following assumptions. There were no warrants issued for the three months ended May 31, 2024:

Assumptions:

2025
Dividend yield	0.0%
Risk-free interest rate	3.1%-4.1%
Expected volatility	156.4%-160.5%
Expected life (in years)	3.0-3.5

Warrant activity for the three months ended May 31, 2025 and the year ended February 28, 2025 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	2,637,887	4.80	4.24
Exercised	(104,965)	3.02	-
Forfeited or cancelled	(3,202)	-	-
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	96,887	4.24	4.56
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at May 31, 2025	3,112,772	5.31	3.62

NOTE 12 - Subsequent Events

The Company’s management has evaluated subsequent events after the balance sheet dated as of May 31, 2025 through July 15, 2025, the date of this report.

On July 1, 2025, pursuant to the terms of the Alumni Note, the Company repaid the entire amount of the outstanding principal, including the discount, plus accrued interest thereon. As a result of such repayment, the Alumni Note terminated and the Company has no further obligations under the Alumni Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 (this “Quarterly Report”) contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2025 and elsewhere in this Quarterly Report.

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

The Company owns 50% of Next Innovation LLC, a Joint Venture (“Next Innovation”), which is dormant. No activities nor operations occurred through Next Innovation in fiscal years 2024 or 2025 for this entity, and the Company does not have control of Next Innovation and therefore no minority interest was recorded.

Reverse Acquisition

On October 12, 2023, the Company (then known as Sigma) entered into a Share Exchange Agreement (the “Exchange Agreement”) with NextTrip Holdings, Inc. (“NTH”), NextTrip Group, LLC (“NTG”), and William Kerby (the “NTH Representative”), pursuant to which the Company acquired NTH (the “NextTrip Acquisition”) in exchange for shares of our common stock, which we refer to as the Exchange Shares. The NextTrip Acquisition was consummated on December 29, 2023. As a result, NTH became a wholly owned subsidiary of the Company.

Upon the closing of the NextTrip Acquisition, the shareholders of NTG (collectively, the “NTG Sellers”), were issued a number of Exchange Shares equal to 19.99%, or 156,007 shares, of our issued and outstanding shares of common stock immediately prior to the closing. Under the Exchange Agreement, the NTG Sellers were entitled to receive additional shares of our common stock, referred to as the Contingent Shares, subject to NTH’s achievement of future business milestones (the “Milestone Events”) specified in the Exchange Agreement as follows:

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

Alternatively, independent of the aforementioned milestones, for each month during the fifteen month period following the closing date in which $1,000,000 or more in gross travel bookings were generated by the combined company, to the extent not previously issued, the Contingent Shares would be issuable up to the maximum Contingent Shares issuable under the Exchange Agreement.

The Contingent Shares, together with the shares of our common stock issued at the closing, was not to exceed 6,000,000 shares of our common stock, or approximately 90.2% of our issued and outstanding shares of common stock immediately prior to closing.

The Exchange Agreement provided that William Kerby, the Chief Executive Officer and co-founder of NTH, was appointed as Chief Executive Officer of the Company and Donald P. Monaco was appointed as a director of the Company as of the closing of the NextTrip Acquisition. Additionally, pursuant to the Exchange Agreement, the NTH Representative (Mr. Kerby) shall be entitled to designate a replacement for one additional director of the Company upon achievement of each of the milestones under the Exchange Agreement (the “Board Appointment Rights”).

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

Pursuant to Section 2.3(b)(vi) of the Exchange Agreement, whether a Milestone Event is met and the Contingent Shares are issuable under Section 2.3 is to be determined by the Company and NTH on a mutually agreeable date (each a “Milestone Payment Determination Date”) no later than thirty (30) days following notice by NTH to the Company that such Milestone Event has been met. If Contingent Shares are determined to be issuable under this Section, the Company is required to issue such additional Contingent Shares within 60 days following each Milestone Payment Determination Date.

As of December 9, 2024, no Contingent Shares had been issued despite neither party disputing that, at such time, three of the four milestones had been met. This was a result of delays with the Company’s Form S-1 registration statement and the Company’s pending initial listing application with Nasdaq (the “Regulatory Delays”) pursuant to Nasdaq Listing Rule 5110(a). NTH had not sent formal notice to the Company at such time but expressed an intent to do so in the near future.

As a result, on December 9, 2024, the Company and NTH entered into that certain Forbearance Agreement, whereby NTH agreed to forbear from issuing the Milestone Payment Determination Date notice until January 31, 2025 or earlier in the event of a default (the “Forbearance Expiration Date”) in exchange for an agreement by the Company that, if such Nasdaq initial listing application is not approved by such date that, (i) all earned Contingent Shares will be issued withing five (5) business days of the Forbearance Expiration Date and (ii) all such Board Appointment Rights will be exercised and the director designees will be approved within five (5) business days of the Forbearance Expiration Date. On January 31, 2025, the Nasdaq initial listing application was not yet approved and the parties entered into Amendment No. 1 to Forbearance Agreement to extend the Forbearance Expiration Date to March 31, 2025.

On March 25, 2025, the Company received a letter from Nasdaq notifying the Company that it had approved the Company’s initial listing application in connection with the issuance of the Contingent Shares. On March 26, 2025, the Company issued the NTG Sellers an aggregate of 4,393,993 of the Contingent Shares in satisfaction of the Company’s obligations under the Exchange Agreement. As a result of Nasdaq’s approval of our initial listing application, the issuance of the Contingent Shares was completed in compliance with Nasdaq Listing Rule 5110(a) and the Company’s shares of common stock continue to trade on the Nasdaq Capital Market under the symbol “NTRP.”

On May 5, 2025, as a result of the achievement of the fourth and final business milestone, the remaining 1,450,000 Contingent Shares were issued to the NTG Sellers. No additional shares are issuable pursuant to the Exchange Agreement as of the date of this Quarterly Report.

In July 2025, Mr. Kerby, in his capacity as the NTH Representative, informed the Company of his election to exercise the Board Appointment Rights pursuant to the Exchange Agreement and designated Stephen Kircher, Jimmy Byrd, Carmen Diges and David Jiang (collectively, the “NTH Appointees”) as the individuals to replace the continuing legacy Sigma directors. On July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors of the Company, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers will resign as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal.

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

Promissory Note Receivable

Pursuant to the terms of the Promissory Note (the “NextPlay Note”) between NTH and NextPlay Technologies, Inc. (“NextPlay”), the NextPlay Note was due and payable in full on the earlier of September 1, 2023 or the date the Company completed a financing of $10 million or more. No payments have been made by NextPlay, and as such NextPlay is in default under the terms of the NextPlay Note.

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

Business Overview

NextTrip is an early-stage, technology-driven travel company developing an integrated travel booking and media platform designed to connect leisure, group and business travelers to the world. Our travel booking platform is powered by our proprietary NXT2.0 booking engine, which offers extensive inventory, supporting both travelers and distributors with a platform for curating personalized experiences and efficient trip planning and booking. We market our travel services through several core brands including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury and cruise bookings) and NextTrip Business (small-to-mid-sized corporate travel) and differentiate our platform through specialty features, including specialized widgets for groups (the “Groups Platform”) and travel agents (the “Travel Agent Platform”), as well as PayDlay, a delayed payment booking option. Complementing our booking engine are our media properties, including Journy.tv, Compass.tv and Travel Magazine, which provide destination content that we believe will drive high-intention traffic into our booking funnel and, over time, constitute a separate high-margin advertising revenue stream.

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

Travel Products and Services

As with many OTAs or booking engines in the travel industry, a travel booking platform is the technological foundation of our business. Our travel-product strategy relies on the NXT2.0 booking engine, whose commercial viability depends on a mix of higher-margin direct contracts and lower-margin, third-party application program interface (“API”) inventory which broadens the platform’s reach. Our principal objective is to negotiate fixed-base-pricing agreements that confer pricing control and margin optimization; these contracts permit us to deploy competitively priced promotions while preserving profitability. Early initiatives have concentrated on hotel and vacation suppliers, including the April 3, 2025 agreement under which NextTrip became the exclusive booking engine for Intimate Hotels of Barbados, a consortium of more than 35 independent properties.

This flexibility affords us the opportunity to run specials on travel offerings that are highly competitive, but we will require additional funding to support comprehensive marketing and awareness campaigns to attract new customers. Until this happens, we are working to target customers with low dollar marketing campaigns in the leisure travel space, as well as pursuing strategic partnerships and specialized travel offerings (e.g. Groups Platform), while maintaining competitiveness within our marketplace through adjustment of pricing.

To supplement and scale our proprietary content, we have layered in third-party inventory through API integrations, thereby furnishing users with comprehensive, one-stop access to more than four million hotels, vacation rentals, cruises, and activity products worldwide. This phase commenced with the acquisition of BookIt.com and associated access to Expedia’s global hotel database and has since expanded to encompass strategic alliances with Nuitée, Global Distribution Systems, Signature Vacations, and other third-party suppliers. The Company has also strengthened its luxury and cruise offerings through the acquisition of Five Star Alliance, whose curated portfolio of over 5,000 five-star properties and 400,000 monthly site visitors, resulting in an industry coveted 4.9-star Trustpilot rating, helps enhance NextTrip’s technology-driven platform. Collectively, these integrations are intended to provide the inventory depth necessary to activate NextTrip’s specialty features, facilitate cross-selling, and establish a scalable foundation for future direct-contract growth. See “Recent Developments – Acquisition of Five Star Alliance” for more details on the transaction.

Our offerings include a mixture of direct contracts and third-party API content which span leisure and business travel, alternative lodging, wellness travel, and media solutions, engaging customers throughout their travel journey with both individual and packaged options. Such product offering highlights include:

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

NXT2.0 Platform Features

Our NXT2.0 travel booking platform at nexttrip.com offers tools for browsing and comparing flights, hotels, tours, cruises and activities. Additionally, we allow travelers to defer payments on select vacation packages with our proprietary PayDlay program. PayDlay allows travelers to purchase travel with a small deposit and make subsequent payments between purchase and the week before travel. Registered NextTrip travelers can manage bookings, receive updates on special offers, and subscribe to newsletters with travel tips and destination highlights. Security is a priority, with rigorous content screening and Payment Card Industry compliance to safeguard customer information. The platform further distinguishes itself through exclusive supplier partnerships that yield preferential rates, targeted promotions, and inventory advantages, while its robust architecture supports complex group bookings—covering conferences, conventions, and destination weddings via a specialized Groups Platform—and equips over 150 beta-testing professionals with a Travel Agent Platform that streamlines multi-passenger reservations.

As we execute our business model by increasing our inventory base and expanding key partnerships, we plan to launch a series of additional features designed to benefit its users. We intend to further integrate our media features with our booking system, bringing together travel content and itinerary management in one interface. The “My Journy” personalized travel-planning magazine is intended to provide editorial features, destination information, and user-specific offers based on analysis of past searches and bookings. By including this content in the booking process, NXT2.0 aims to turn browsing into bookings more efficiently and give suppliers better opportunities to promote their products. We also plan to introduce a multi-level Rewards program that gives benefits for repeat bookings, using different channels, and social interactions within the platform. A planned group chat and sharing feature will let families, friends, and corporate groups work together on itinerary changes in real time. These developmental features are designed to encourage customer loyalty and keep users engaged with NXT2.0. An AI-powered travel assistant is in development which is intended to provide recommendations, price alerts and support, offering services usually found in premium travel agencies in a digital format. Following the initial launch of the Travel Agent Platform, we are continuing development of new tools for travel agents. With new product options like cruises, wellness retreats, and extra experiences, NXT2.0 aims to attract more leisure and business travelers. These updates are intended to boost user engagement, speed up bookings, and increase customer value, while giving NextTrip a competitive edge through technology and personalized data.

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

We leverage our media brands—TravelMagazine.com, Compass.tv, and Journy.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. The strategy includes generating content marketing and inspiration, integrating booking opportunities into that content and generating feedback from such advertising data to better target and identify travel interests and intent, which is intended to lead to growing brand trust and authority and future partnerships and opportunities for sponsored advertising content.

By combining engaging travel content with seamless booking technology and targeted marketing, our media brands serve as both inspiration engines and direct booking channels. This holistic approach helps capture travelers at every stage of the decision-making process, ultimately driving more bookings through the NXT2.0 platform and independent advertising revenue.

Key media brands and partnership include:

●	Travel Magazine – TravelMagazine.com is our media hub. It is an online travel publication that provides articles, guides, tips, and inspiration for travelers. Coming soon is “My Bucket List,” a platform where travelers can create and share personalized travel lists, supported by booking features and local insights.

●	Compass.tv and Journy.tv – Compass.tv was launched in Fall 2024, as an AVOD (Advertising-based Video on Demand) platform designed to provide streaming television content, often focusing on live and on-demand programming. Compass.tv offers over 1,200 hours of travel content including key travel influencers with millions of followers. In April 2025, we acquired Journy.tv, a Free Ad-Supported Streaming TV (“FAST”) Channel that specializes in travel, adventure, and culture-focused content.

●	Promethean – Promethean is our proprietary interactive video overlay platform which is intended to drive ad revenue and facilitate content-to-commerce integration.

●	Leap Media – In December 2024, we announced our collaboration with Leap Media Group, a respected leader with over 35 years in TV advertising, media planning and buying, to support the launch of advertising on Compass.tv by delivering branded entertainment content and advertising seamlessly across its platform.

●	Blue Fysh – In February 2025, the Company and Blue Fysh Holdings Inc. (“Blue Fysh”) entered into a share exchange agreement creating minority ownership positions between the entities, as part of their mutual efforts to work together to expand each company’s business opportunities. See “Recent Developments – Blue Fysh Share Exchange” for more details on the transaction.

The strategic partnership between NextTrip and Blue Fysh is intended to focus on:

●	Expanded audience reach integrating NextTrip’s FAST Channel (Compass.tv), media platform (TravelMagazine.com), and travel products platform (NextTrip.com) with Blue Fysh’s expertise in digital OOH solutions throughout North America;

●	Increased advertising revenue by leveraging their combined media assets, to enhance their ability to broaden reach, deployment, and higher expected advertising fees, providing greater value to advertisers and stakeholders;

●	Enhanced sales efforts with NextTrip utilizing Blue Fysh’s strategic sales relationships to contribute advertising sales across NextTrip’s media platforms; and

●	Increased Brand Awareness as a result of Blue Fysh’s media relationships and digital displays to help create flash marketing campaigns to raise awareness of NextTrip and highlight NextTrip’s travel products and services as well as its media properties, Compass.tv, Journy.tv and Travel Magazine.

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

Product sales are generally structured either: (1) as a set commission on the sale of a travel product whereby the supplier or wholesaler controls the pricing (as is the case with the majority of Five Star Alliance products), or (2) through a direct, negotiated contract between product supplier and the Company (as is the case with the majority of our products) which allows us to set our own retail pricing based upon market forces and a need to maintain a markup above its fixed cost. Commission-based travel products are generally lower margin than directly negotiated travel products.

The flexibility of directly negotiated contracts affords us the opportunity to both run specials that are highly competitive but result in low margins, or to simply adjust pricing to maintain competitiveness within its market. Key factors that affect revenues and profitability include competitive market pressures from other travel suppliers and distributors, variable contract terms, marketing budget to create awareness, and seasonality.

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

Additionally, offering concierge-level customer support, trip planning assistance or other premium features can provide peace of mind and added convenience and may result in premium service fees added to the cost of booking, which represents direct revenue for us.

Advertising

We are building our own media and advertising ecosystem through Travel Magazine, Journy.tv and Compass.tv. These media platforms are designed to allow users to explore and educate themselves on travel. The revenue strategy in the media division is two-pronged: (1) as the number of viewers/users grows, it drives the advertising rates we can charge third-parties to promote travel products and services to our audience and (2) outside of the direct advertising dollars generated from our media platforms which are expected to become a key driver of higher margin revenue than those earned from travel product sales, as the audience grows it will provide additional opportunities for us to promote ours own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

To drive this initiative, we have entered into partnerships with Travel Spike and Leap Media Group, respected leaders in the travel category with decades of experience in TV advertising, media planning and buying. Compass.tv is now equipped to deliver branded entertainment content and advertising seamlessly across its platform, supported by targeted media strategy designed to optimize revenue well delivering high quality content to travel enthusiasts.

Development of Integrated Revenue Model – Strategy and Current Status

As we are still in the developmental phase of our commercial operations and have thus far realized only nominal revenues, the successful execution of our business strategy is predicated upon our capacity to broaden and deepen our supplier base, cultivate and maintain a robust customer network, and obtain adequate financing to underwrite our marketing initiatives and continued product development. There can be no assurance that we will be able to accomplish any of these objectives.

We are in the early stages of development and roll out of our comprehensive travel and media model. While the products introduced to date are now functional and responsible for the current, nominal revenue generation of the Company, the corresponding revenue streams are currently both small and unpredictable relative to the established travel industry leaders.

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

Our ability to capitalize on existing travel technology platforms is severely restricted due to the lack of funding to drive marketing programs. Enhancements to the existing platforms along with the introduction of new programs under development are needed to complete the model. The timeline to complete these programs is dependent upon our ability to raise capital; however, we believe that most programs can be delivered within 180 days of obtaining such necessary funding. Once fully functioning, we believe the model will deliver accelerated growth as its “conversion technology” focuses on underserved areas in the travel sector utilizing platforms (i.e. PayDlay, Groups bookings and Travel Agents) that are not well serviced by the major travel industry leaders. Additionally, we have introduced engagement and media solutions (i.e. Journy.tv, Compass.tv and Travel Magazine), allowing users to better plan future travel. We believe a natural extension of providing users with media solutions to assist with travel planning will further the development and growth of a NextTrip ecosystem. This ecosystem is expected to assist us in reducing external marketing expenditures while creating a new revenue channel from targeted and timely advertising designed to assist users in their travel planning. Upon completion of the NextTrip model, we expect to drive revenues from travel solutions outside of the focus of major travel competitors.

We are also engaging Save Your Day Films, a London-based production company celebrated globally for award-winning factual programming and captivating travel content, as an in-house production partner to deliver exclusive content as part of our media strategy, driving traffic, cross-promotional opportunities and licensing revenues.

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

Blue Fysh Share Exchange

On February 24, 2025, the Company and Blue Fysh entered into a share exchange agreement (the “BF Share Exchange Agreement”) whereby Blue Fysh agreed to issue 82 restricted shares of its common stock to the Company, representing a 10% interest in Blue Fysh, in exchange for 483,000 restricted shares of Series N Nonvoting Convertible Preferred Stock (the “Series N Preferred”) of the Company at an issuance price of $5.00 per share (the “BF Share Exchange”). The BF Share Exchange closed on February 28, 2025. The parties entered into the BF Share Exchange Agreement, creating minority ownership positions between the entities, as part of their mutual efforts to work together to expand each company’s business opportunities.

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

In connection with the Journy.tv Acquisition, on April 1, 2025, the Company and Ovation also entered into a License Agreement (the “License Agreement”), pursuant to which Ovation granted the Company the non-exclusive right, throughout the territories and for the term set forth therein, to exhibit, promote, market, advertise, publicize and/or otherwise exploit the programs listed in the License Agreement in the media of (i) FAST via the Journy.tv Channel and (ii) Video On Demand via the Journy.tv Channel. Pursuant to the License Agreement, Ovation shall not license any unaffiliated third party the right to exhibit certain of the programs subject to the License Agreement and shall not use certain of the programs subject to the License Agreement on its owned or operating streaming platforms (subject to certain exceptions). As consideration for the rights granted under the License Agreement, the Company agreed to pay Ovation an aggregate non-refundable license fee of $336,801, payable in various tranches through October 31, 2027. Either party may terminate the License Agreement in the event of a material default by the other party that is not cured within fifteen days after the defaulting party receives notice of such default.

Strategic Partnership with Intimate Hotels of Barbados (“IHB”)

On April 3, 2025, we entered into a strategic partnership with IHB, a collection of over 35 independent hotels and vacation rentals. The Company will serve as the official booking engine for IHB, providing a fully integrated travel portal and customized packaging tools directly on the IHB website.

NextTrip Cruise Launches, Offering Seamless Cruise Booking Experience

On March 27, 2025, the Company unveiled NextTrip Cruise, a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

Changes to the Board of Directors

On July 14, 2025, the Company’s Board of Directors adopted a resolution to increase the size of the board from five to seven members and appointed Bill Kerby, the Company’s Chief Executive Officer, and Andy Kaplan as directors to fill the newly created vacancies, in each case effective July 17, 2025. Mr. Kerby shall serve as a Class II director of the Company, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders, and Mr. Kaplan shall serve as a Class III director, with his initial term expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of Messrs. Kerby and Kaplan will serve as a director for the balance of their respective initial terms, and until his successor is elected and qualified, subject to his earlier death, resignation or removal. Additionally, effective July 17, 2025, the Board appointed Mr. Kaplan to serve as a member of the Nominations & Governance Committee of the Board.

Additionally, in accordance with the Board Appointment Rights provided for in the Exchange Agreement, on July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers will resign as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal. Additionally, effective July 28, 2025, the Board appointed the NTH Appointees to serve on the following committees of the Board:

●	Audit Committee: Carmen Diges (Chair), Stephen Kircher and Jimmy Byrd
●	Compensation Committee: Jimmy Byrd (Chair), Stephen Kircher and Carmen Diges
●	Nominations & Governance Committee: David Jiang (Chair) and Carmen Diges

Results of Operations

Three Months Ended May 31, 2025 Compared to the Three Months Ended May 31, 2024

During the three months ended May 31, 2025, we recognized revenue of $138,827, as compared to $188,793 in the same period in 2024, a decrease of $49,965, or 27%. The decrease was primarily due to limited marketing expenditures resulting from cash flow constraints.

Our cost of revenue for the three months ended May 31, 2025 was $99,921, as compared to $173,581 for the same period in 2024, a decrease of $73,660, or 42%. The decrease was primarily attributable to the decrease in sales from the first quarter of 2025 as compared to the first quarter of 2024.

Our total operating expenses for the three months ended May 31, 2025 were $4,678,643, as compared to $1,967,613 for the same period in 2024, an increase of $2,711,030, or 138%. The increase was primarily attributable to the stock options granted to the board of directors and an increase in professional services expenses.

Salary and benefits costs were $696,914 for the three months ended May 31, 2025, as compared to $626,752 for the same period in 2024, an increase of $70,162, or 11%. The increase was comprised of: (a) an increase in salaries and benefits of 25,813 due to the conversion of two Five Star Alliance employees to NextTrip employees; (b) an increase in taxes and benefits of $29,653 and (c) an increase in SAR expense of $14,696 due to revaluation in April 2025.

Stock-based compensation was $138,325 for the three months ended May 31, 2025, as compared to $16,394 for the same period in 2024, an increase of $121,931. This increase was primarily the result of an option grant to an employee that was fully vested on the date of the grant.

We incurred general and administrative costs of $30,588 during the three months ended May 31, 2025, as compared to $27,555 in the same period in 2024, an increase of $3,033, or 11%. The increase was primarily the result of a travel expenses incurred for a micro-cap conference in April 2025 of $14,376, partially offset by a decrease in payroll services fees of $5,627, lower utility expenses of $2,050, and lower license and filing fees of $3,666.

We incurred marketing costs of $90,035 during the three months ended May 31, 2025, as compared to $156,188 during the same period in 2024. The decrease of $66,153, or 42%, was due to a decrease in contract labor of $26,630, a decrease in Travel Magazine expenses of $23,824, and a decrease in media advertising of $14,987.

We incurred technology costs of $321,815 during the three months ended May 31, 2025, as compared to $184,669 during the same period in 2024. The increase of $137,146, or 74%, was primarily attributable to (a) an increase in expenses in connection with Compass.tv of $93,000; (b) an increase in expense related to Journy.tv of $61,806; (c) an increase in software expenses of $10,914; (d) an increase in information technology and computer expenses of $8,665; and (e) an increase of $3,324 in cloud database expenses. Partially offsetting these increases is a decrease in dues and subscription expenses of $40,564 in connection with decreased marketing subscriptions.

Professional service fees incurred in the three months ended May 31, 2025 were $1,149,476, as compared to $523,873 incurred during the same period in 2024, an increase of $625,603, or 119%. This increase was a result of: (a) an increase in investor relations expenses of $457,350 (b) an increase in accounting expenses of $94,940 due to the FSA acquisition and timing difference in year-end audit expenses; (c) an increase in outside consulting fees of $137,326 due to a consulting contract with a strategic business development firm; and (d) an increase in lending fees of $61,500 related to bridge loan financings. Partially offsetting these increases were decreased legal expenses of $94,404, and decreased contract labor of $31,109.

Organizational costs for the three months ended May 31, 2025, were $1,999,670, as compared to $28,737 for the same period in 2024, an increase of $1,970,933. The increase is primarily due to an increase in directors’ compensation related to fully vested stock options issued to the directors during the quarter.

Depreciation and amortization expense for the three months ended May 31, 2025 was $206,650, as compared to $287,586 for the same period in 2024, a decrease of $80,936, or 28%. The decrease was primarily due to no new equipment purchases and an increase in fully amortized intangible assets as of May 31, 2025.

Other operating expenses were $45,170 for the three months ended May 31, 2025, as compared to $115,859 for the same period in 2024. The $70,689 decrease was primarily due to the reduced cost of directors and officers and other insurance costs of $52,268 and a decrease in merchant processing fees of $15,532.

During the three months ended May 31, 2025, we realized net other income of $193,812, as compared to net other expense of $35,225 in the same period in 2024. The increase in net other income of $540,245 was primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to misrepresentation of the collectability of the NextPlay Technologies, Inc. promissory note receivable, partially offset by: (a) a loss of $70,100 related to the extinguishment of debt, and (b) interest expense of $276,333 primarily in connection the amortization of the debt discount associated with bridge loans and interest expense associated with notes payable.

Preferred dividends for the three months ended May 31, 2025 were $64,463, as compared to $10,688 for the same period in 2024. The increase was due to dividends paid to the holders of shares of Series L and Series M Preferred stock issued in connection with debt conversions in December 2024.

In the three months ended May 31, 2025, the net loss from continuing operations totaled $4,457,232, as compared to a net loss from continuing operations of $1,987,626 for the same period in 2024. The operating loss component increased by $2,687,335 in 2025, partially offset by an increase in the other income component of $229,037.

The net loss on the share of net earnings from the equity method investment was $11,307 due to losses incurred in FSA from March 1, 2025 through April 9, 2025 when the full acquisition was finalized.

The net gain on discontinued operations for the three months ended May 31, 2025 was $0 as compared to $8,909 for the same period in 2024.

Our net loss applicable to common stockholders for the three months ended May 31, 2025, was $4,521,695, as compared to $1,989,405 for the same period in 2024, an increase of $2,532,290, or 127%. The increase was primarily attributable to an increase in operating loss from continued operations of $2,687,336 and an increase in preferred dividends of $53,775, a loss on the 49% share of net earnings for the equity method investee of $11,307, and a decrease in income from discontinued operation of $8,909, partially offset by an increase in other income of $229,037.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of May 31, 2025, we had $130,906 in cash and a working capital deficit of $1,142,891, as compared to $1,062,367 in cash and a working capital deficit of $105,577 as of February 28, 2025. Additionally, at May 31, 2025, the amount due under our related party line of credit totaled $1, 486,575.

Given the lack of significant revenue since inception, NextTrip has financed its operations primarily through the issuance of short-term promissory notes, advances from related parties, and private placements of its securities.

On April 1, 2025, we entered into a securities purchase agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants to purchase 80,000 shares of common stock to Alumni for total consideration of $300,000. The Alumni Note was in the principal amount of $360,000 with an original issue discount of $60,000 and guaranteed interest on the principal amount of 10% per annum, which was due and payable on July 1, 2025. In the event of a failure to re-pay the Alumni Note on or before the maturity date, the interest rate would have increased to the lesser of 22% per annum or the maximum amount permitted under law from the due date thereof until the same was paid. The Alumni Note would have been convertible into shares of common stock of the Company only upon an event of default. On July 1, 2025, we repaid the outstanding balance of the Alumni Note in full, including all accrued interest thereon.

On April 9, 2025, we entered into two promissory notes (together, the “Trust Notes”) with Donald P. Monaco Insurance Trust (the “Trust”) under our $2.0 million line of credit. Donald Monaco, chairman of our Board, is the trustee of the Trust. The first note had a principal balance of $500,000 and was issued in exchange for a new cash payment provided by Mr. Monaco. The second note had a principal balance of $145,000 and was issued in exchange for cash advances previously made by Mr. Monaco to the Company.

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

We received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Subsequent advances during May 2025 totaled $441,575, bringing the total outstanding principal at May 31, 2025 to $1,486,575. From June 1, 2025 through July 10, 2025 additional advances totaled $700,000, and as of July 10, 2025 the outstanding principal balance was $2,186,575.

At May 31, 2025, there were other outstanding short term notes payable in the aggregate amount of $654,160, which had maturity dates between August 15, 2025 and December 31, 2025.

Subsequent to the quarter ended May 31, 2025, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which it sold such investor 75,000 restricted shares of common stock for an aggregate purchase price of $226,500.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations totaled $1,042,658 during the three months ended May 31, 2025 as compared to $1,151,220 during the same period in 2024, a decrease of $108,562, or 9.4%.

During the three months ended May 31, 2025, the net cash used in operating activities was the result of a net loss of $4,457,232 before payment of preferred dividends, partially offset by changes in working capital of $124,303, and non-cash expenses of $3,290,271 related to stock-based compensation of $2,086,869, depreciation and amortization of $206,650, amortization of prepaid expenses of $694,912, amortization of debt discount of $231,740 and a loss on the extinguishment of debt of $70,100. Changes in working capital were driven by an increase in deferred revenue of $210,728, a decrease in prepaid expenses of $183,327, and the assumption of the SBA EIDL loan from FSA of $98,757, partially offset by an increase in accounts receivable of $87,554 and a decrease in accounts payable and accrued expenses of $280,955.

During the three months ended May 31, 2024, the net cash used in operating activities was the result of a net loss of $1,987,626 before payment of preferred dividends, partially offset by changes in working capital of $532,426, and non-cash expenses of $303,980 related to depreciation and amortization of $287,586 and stock-based compensation of $16,394. Changes in working capital were driven by a decrease in accounts receivable of $6,322, an increase in deferred revenue of $14,280, and an increase in accounts payable and accrued expenses of $534,493, partially offset by an increase in prepaid expenses of $19,669.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended May 31, 2025 was $1,281,503, which compares to $169,406 of cash used in investing activities during the same period of 2024, an increase of $1,112,097, or 656.5%. The increase resulted from $900,000 related to the acquisition of FSA and $300,000 related to the Journy.tv asset purchase, partially offset by a decrease of $87,903 in capitalized software development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended May 31, 2025 was $1,392,700 as compared to $1,024,591 for the same period in 2024. The increase of $368,109, or 36.0%, was due to an increase in advances from related parties of $275,409 and net increase in notes payable to investors of $92,700.

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

Other than the related party promissory notes as described in NOTE 10 – Related Party Transactions to the financial statements included elsewhere in this Quarterly Report, we have no lines of credit or other financing arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended February 29, 2025 filed with the SEC on May 29, 2025, as well as the following updated Risk Factor:

As of May 31, 2025, we had $130,906 in cash and a working capital deficit of $1,142,891. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 7, 2025, the Company issued 5,000 restricted shares of common stock, at a price of $3.02 per share, to ITA as a finder’s fee related to the FSA acquisition.

On May 13, 2025, the Company issued 15,000 restricted shares of common stock, at a price of $3.02 per share, pursuant to a consulting contract related to the development and launch of a dedicated beauty and wellness FAST channel.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended May 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1†	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
2.2†	Membership Interest Purchase Agreement, by and among NextTrip, Inc., FSA Travel, LLC, John McMahon, as Majority Member, and the other Signatories thereto, dated February 6, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2025, and incorporated herein by reference).
2.3	Share Exchange Agreement by and between the Company and Blue Fysh Holdings, Inc., dated February 24, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2025 incorporated herein by reference)
2.4	Asset Purchase Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2025, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed by the Company as Exhibit 3.1 to the Company’s Form 10-K filed on March 24, 2022 and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated By-Laws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Designation of Series F Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 9, 2024 and incorporated herein by reference).
3.7	Certificate of Designation of Series G Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.8	Certificate of Designation of Series H Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
3.9	Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2024 and incorporated herein by reference).
3.10	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
3.11	Certificate of Designation of Series J Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.12	Certificate of Designation of Series K Nonvoting Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.13	Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.14	Certificate of Designation of Series M Nonvoting Convertible Preferred Stock (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed January 3, 2025 and incorporated herein by reference).
3.15	Certificate of Designation of Series N Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2025 and incorporated herein by reference).
3.16	Certificate of Designation of Series O Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 11, 2025 and incorporated herein by reference).
3.17	Withdrawal of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.18	Withdrawal of Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.19	Withdrawal of Certificate of Designation of Series C Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.20	Withdrawal of Certificate of Designation of Series D Preferred Stock (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.21	Withdrawal of Certificate of Designation of Series G Preferred Stock (filed as Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on February 27, 2025 and incorporated herein by reference).
3.22	Amendment to Certificate of Designation of Series I Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
3.23	Amendment to Certificate of Designation of Series L Nonvoting Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
3.24	Certificate of Designation of Series P Nonvoting Convertible Preferred Stock (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025 and incorporated herein by reference).
4.1	Form of Institutional Common Warrant (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.2	Form of Class A Warrant(filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed January 30, 2020, and incorporated herein by reference).
4.3	Form of Series A Warrant to Purchase Common Stock (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 3, 2020, and incorporated herein by reference).
4.4	Form of Underwriter Common Stock Purchase Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.5	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed January 12, 2021, and incorporated herein by reference).
4.6	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.7	Form of Placement Agent Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 30, 2021, and incorporated herein by reference).
4.8	Warrant to Purchase Common Stock issued January 26, 2023 (filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
4.9	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2024 and incorporated by reference herein).

4.10*	Warrant by and between the Company and Alumni Capital LP, dated September 19, 2024.
4.11	Warrant to Purchase Common Stock, dated November 1, 2024 (filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.12	Warrant to Purchase Common Stock, dated December 3, 2024 (filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.13	Cash Warrant, dated December 31, 2024 (filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.14	Cashless Warrant, dated December 31, 2024 (filed as Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.15	Warrant to Purchase Common Stock, dated January 27, 2025 (filed as Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.16	Warrant to Purchase Common Stock, dated January 27, 2025 (filed as Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.17	Warrant to Purchase Common Stock, dated January 28, 2025 (filed as Exhibit 4.17 to the Company’s Annual Report on Form 10-K filed on May 29, 2025 and incorporated herein by reference).
4.18	Warrant to Purchase Common Stock issued to Greg Miller, dated as of February 24, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.19	Warrant to Purchase Common Stock (Cash) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.20	Warrant to Purchase Common Stock (Cashless) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.21	Warrant to Purchase Common Stock issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.22	Warrant by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025, and incorporated herein by reference).
10.1	Securities Purchase Agreement by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025 and incorporated herein by reference).
10.2	Promissory Note by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2025 and incorporated herein by reference).
10.3	License Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025 and incorporated herein by reference).
10.4*	Unsecured Promissory Note ($500,000) by and between NextTrip Holdings, Inc. and Donald P. Monaco Insurance Trust, dated April 9, 2025.
10.5*	Unsecured Promissory Note ($145,000) by and between NextTrip Holdings, Inc. and Donald P. Monaco Insurance Trust, dated April 9, 2025.
10.6	Line of Credit Agreement, dated May 6, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2025 and incorporated herein by reference).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

July 15, 2025	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

July 15, 2025	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

