Form 10-Q
period 2025-08-31
NextTrip, Inc.
filed 2025-10-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 14, 2025, the issuer had 8,366,471 shares of common stock outstanding, inclusive of 96,774 shares of common stock classified as mezzanine equity.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025 (unaudited)	February 28, 2025

ASSETS
Cash and cash equivalents	$1,837,654	$1,062,367
Accounts receivable, net	266,916	22,567
Prepaid expenses and other current assets	1,418,173	1,380,575
Total Current Assets	3,522,743	2,465,509
Non-Current Assets
Property and equipment, net	2,861	4,119
Intangible assets, net	4,081,003	2,127,368
Security deposit	30,167	30,167
Goodwill	3,123,684	1,167,805
Equity investments	2,415,000	3,407,610
Other prepaid assets	733,575	733,575
Total Non-Current Assets	10,386,290	7,470,644
Total Assets	$13,909,033	$9,936,153

LIABILITIES
Current Liabilities
Accounts payable	$1,377,016	$1,184,404
Accrued expenses	653,548	721,382
Deferred revenue	2,098,709	97,770
Derivative liability	120,000	-
Contingent consideration	180,000	-
Note payable	563,501	506,004
Notes payable - related parties	7,616	61,526
Total Current Liabilities	5,000,390	2,571,086
Non-Current Liabilities
SBA EIDL loan	98,532	-
Line of Credit – related parties	2,831,575	-
Total Non-Current Liabilities	2,930,107	-
Total Liabilities	7,930,497	2,571,086

Commitments and Contingencies	-	-

Mezzanine Equity
Common Stock, par value $0.001, 250,000,000 shares authorized; 96,774 and 0 shares issued and outstanding, respectively	387,000	-

Stockholder’s Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 3,388,874 and 3,106,616 shares issued and outstanding, respectively	3,389	3,107
Common Stock, par value $0.001, 250,000,000 shares authorized; 8,117,979 and 1,656,738 shares issued and outstanding, respectively	8,118	1,657
Additional Paid in Capital	47,532,965	41,710,126
Accumulated deficit	(41,952,936)	(34,349,823)
Total Stockholders’ Equity	5,591,536	7,365,067
Total Liabilities, Mezzanine and Stockholders’ Equity	$13,909,033	$9,936,153

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024

Revenue	$757,648	$154,498	$896,475	$343,291
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	592,073	155,455	691,994	329,036
Gross profit (loss)	165,575	(957)	204,481	14,255

Operating Expenses:
Salaries and benefits	695,538	628,759	1,392,453	1,255,511
Stock based compensation	-	13,841	138,325	30,235
General and administrative	31,736	21,677	62,324	49,231
Sales and marketing	174,444	51,347	264,479	207,536
Professional service fees	1,429,072	372,027	2,598,548	895,900
Technology	267,021	141,022	568,836	325,691
Organization costs	470,105	80,452	2,469,775	109,189
Depreciation and amortization	216,625	95,414	423,274	383,000
Other expenses	83,911	63,796	129,081	179,655
Total Operating Expenses	3,368,452	1,468,335	8,047,095	3,435,948
Operating loss	(3,202,877)	(1,469,292)	(7,842,614)	(3,421,693)

Other Income (Expenses)
Other Income	583,000	-	1,123,245	-
Gain on derivative liability	10,000	-	10,000	-
Loss on extinguishment of liability	-	-	(70,100)	-
Interest income (expense), net	(288,278)	(64,227)	(564,612)	(99,452)
Total Other Income (Expense)	304,722	(64,227)	498,533	(99,452)
Net loss from continuing operations before taxes	(2,898,155)	(1,533,519)	(7,344,081)	(3,521,145)
Provision for income taxes	-	-	-	-
Net loss from continuing operations before share of net income (loss) in equity method investee	(2,898,155)	(1,533,519)	(7,344,081)	(3,521,145)
Share of net income (loss) of equity method investee	-	-	(11,307)	-
Net loss from continuing operations	$(2,898,155)	$(1,533,519)	$(7,355,388)	$(3,521,145)
Net gain (loss) from discontinued operations, net of taxes	-	(1,131)	-	$7,778
Net loss	$(2,898,155)	$(1,534,650)	$(7,355,388)	$(3,513,367)
Preferred dividends	(183,263)	(10,688)	(247,725)	(21,376)
Net Loss Applicable to Common Stockholders	$(3,081,418)	$(1,545,338)	$(7,603,113)	$(3,534,743)
Basic and diluted loss per common share from continuing operations	$(0.39)	$(1.13)	$(1.05)	$(2.67)
Basic and diluted loss per common share from discontinued operations	$-	$(0.01)	$-	$(0.01)
Basic and diluted loss per common share	$(0.39)	$(1.14)	$(1.05)	$(2.68)
Basic and diluted weighted average number of common shares	7,925,763	1,359,126	7,255,480	1,319,146

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended August 31, 2025, and August 31, 2024

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, May 31, 2025	3,388,874	$3,389	7,691,374	$7,692	$45,530,355	$(38,871,518)	$6,669,918
Net loss	-	-	-	-	-	(2,898,155)	(2,898,155)
Preferred stock dividends	-	-	36,283	36	183,227	(183,263)	-
Issuance of common shares pursuant to private placements	-	-	161,092	161	486,339	-	486,500
Issuance of common shares for third party services	-	-	229,230	229	778,690	-	778,919
Warrants issued in connection with debt conversion	-	-	-	-	134,189	-	134,189
Issuance of securities for directors’ services	-	-	-	-	420,165	-	420,165

Balances, August 31, 2025	3,388,874	$3,389	8,117,979	$8,118	$47,532,965	$(41,952,936)	$5,591,536

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, May 31, 2024	63,494	$64	1,345,932	$1,346	$27,304,840	$(26,140,544)	$1,165,706
Net loss	-	-	-	-	-	(1,534,650)	(1,534,650)
Preferred stock dividends	-	-	-	-	10,688	(10,688)	-
Issuance of convertible preferred shares	29,801	30	-	-	89,970	-	90,000
Issuance of common shares for third party services	-	-	42,709	43	130,957	-	131,000
Issuance of stock options to employees	-	-	-	-	13,841	-	13,841

Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)

See accompanying notes to condensed financial statements.

For the Six Months Ended August 31, 2025, and August 31, 2024

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067
Net loss	-	-	-	-	-	(7,355,388)	(7,355,388)
Preferred stock dividends	-	-	81,926	82	247,643	(247,725)	-
Issuance of preferred shares for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for Journy.tv asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of common shares pursuant to private placements	-		161,092	161	486,339	-	486,500
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares for third party services	-	-	354,230	354	1,254,766	-	1,255,120
Warrants issued in connection with debt conversion	-	-	-	-	164,964	-	164,964
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Issuance of securities for directors’ services	-	-	-	-	2,368,709	-	2,368,709
Issuance of stock options to employees	-	-	-	-	138,325	-	138,325

Balances, August 31, 2025	3,388,874	$3,389	8,117,979	$8,118	$47,532,965	$(41,952,936)	$5,591,536

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net loss	-	-	-	-	-	(3,513,367)	(3,513,367)
Preferred stock dividends	-	-	-	-	21,376	(21,376)	-
Issuance of convertible preferred shares	29,801	30	-	-	89,970	-	90,000
Issuance of common shares for conversion of preferred stock	(409,502)	(410)	409,502	410	-	-	-
Issuance of common shares for third party services	-	-	42,709	43	130,957	-	131,000
Issuance of stock options to employees	-	-	-	-	30,235	-	30,235

Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2025	August 31, 2024
OPERATING ACTIVITIES
Net Loss – Continuing Operations	$(7,355,388)	$(3,521,145)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	423,274	383,000
Amortization of debt discount	402,846	-
Amortization of prepaid expenses	1,323,199	-
Write-off of capitalized technology expenses	19,550	-
Gain on derivative liability	(10,000)	-
Stock-based compensation - employees	138,325	30,235
Stock-based compensation - directors	2,368,709	-
Loss on extinguishment of liability	70,100	-

Change in Assets and Liabilities:
Accounts receivable	(244,349)	22,881
Prepaid expenses	206,382	96,051
Accounts payable and accrued expenses	186,130	1,033,506
Deferred revenue	2,000,939	(1,854)
Security deposit	-	(3,000)
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(470,283)	(1,960,326)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	7,778
NET CASH USED IN OPERATING ACTIVITIES	(470,283)	(1,952,548)

INVESTING ACTIVITIES
Capitalized software development costs	(109,000)	(389,568)
TA Pipeline LLC acquisition	(443,168)	-
FSA Travel LLC acquisition	(900,000)	-
Journy.tv asset purchase	(300,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,752,168)	(389,568)

FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred shares	-	90,000
Proceeds from issuance of common shares	486,500	-
Notes Payable	(33,762)	140,000
Advances from related parties	2,545,000	1,890,317
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,997,738	2,120,317

NET CHANGE IN CASH FOR PERIOD	775,287	(221,799)

CASH AT BEGINNING OF PERIOD	1,062,367	323,805

CASH AT END OF PERIOD	$1,837,654	$102,006

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of preferred shares pursuant to FSA Travel, LLC acquisition	$875,641	$-
Issuance of common shares pursuant to Journy.tv asset purchase	$115,200	$-
Issuance of common shares pursuant to TA Pipeline LLC acquisition	387,000	-
Issuance of common shares for third party services	$1,255,120	$131,000
Preferred stock dividends	$247,725	$21,736
Disclosure of Cash Paid for:
Interest	$90,383	$8,620
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

August 31, 2025

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

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe New Mexico 87507. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, NextTrip Holdings Inc. incorporated on October 22, 2015, and Extraordinary Vacations USA, Inc., incorporated on June 24, 2002.

Prior to the NextPlay Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NTH”) was a wholly-owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was a wholly-owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement, Amended and Restated Operating Agreement, and Exchange Agreement (the “NextPlay Exchange Agreement”), whereby NextPlay transferred its interest in the travel business to NTG. Pursuant to the NextPlay Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10.00 per unit. Prior to the exchange for Preferred Units, NTG had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had obligations to provide ongoing support to NTH. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and, as such, NTH recorded the payable as contributed capital.

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

Reverse Acquisition

On October 12, 2023, the Company (then known as Sigma) entered into a Share Exchange Agreement (as amended, the “Exchange Agreement”) with NTH, NTG, and William Kerby (the “NextTrip Representative”). Under the terms of the Exchange Agreement, the parties agreed that NTG would sell and transfer to the Company all of the issued and outstanding shares of NTH in exchange for 156,007 restricted shares of Company common stock (the “Closing Shares”), issuable at closing, and the right to receive up to an additional 5,843,993 restricted shares of Company common stock upon satisfaction of certain milestones set forth in the Exchange Agreement (the “Contingent Shares,” and together with the Closing Shares, the “Restricted Shares”), which Restricted Shares are issuable to the members of NTG, on a pro rata basis, under the terms of the Exchange Agreement, subject to certain closing conditions (the “NextTrip Acquisition”). Upon the closing of the NextTrip Acquisition on December 29, 2023, NTH became a wholly-owned subsidiary of the Company.

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

Going Concern - As of August 31, 2025, and February 28, 2025, the Company had an accumulated deficit of $41,952,936 and $34,349,823, respectively, and working capital deficit of $1,477,647 and $105,577, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of the filing of this Report.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025. The results of operations for the period ended August 31, 2025 are not necessarily indicative of the operating results for the full year.

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

Put Option

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The derivative liability at August 31, 2025 results from an option (the “Put Option”), which is embedded in the restricted common shares issued by the Company pursuant to the acquisition of TA Pipeline LLC (“TA”).

On August 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “TA MIPA”) with TA and the members of TA (the “TA Members”), pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly owned subsidiary of the Company. The TA Acquisition closed on August 6, 2025 (the ‘Closing Date”).

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,169 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $387,000, based on a price per share of $4.00 on August 6, 2025. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA.

In the event that the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the three month period starting on the earlier of (1) the date on which the restricted shares of the Company’s common stock becomes eligible for public resale, and (2) the date that is twelve months after the Closing Date, each TA Member shall have the limited, one time option to exercise one of the following rights as to some or all of their outstanding TA Closing Shares and TA Milestone Shares (together the “TA Acquisition Shares”), by delivering notice to the Company: (i) the right to require the Company to repurchase from the TA Member all or any portion of their outstanding TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue to such TA Member that number of additional shares of Company common stock (the “Top Up Shares”) as is necessary to make the aggregate value of the number of TA Acquisition Shares (based on the Fair Market Value) equal to the original aggregate value of the TA Acquisition Shares (based on the Base Price) for the number of TA Acquisition Shares specified in the exercise notice; and (iii) the right to require the Company to pay to such TA Member, in cash, an amount equal to the product of (x) the number of TA Acquisition Shares specified in the exercise notice and (y) the positive difference, if any, between the Base Price and the Fair Market Value.

Pursuant to ASC 815, management evaluated the Put Option embedded in the common shares and determined that such Put Option required bifurcation and will be accounted for as a derivative liability. The Put Option applicable to the TA Acquisition Shares will be marked to market at each reporting period.

TA Milestone Payment

In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company is required to make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”), which shall be in an amount equal to five percent (5%) of the net revenues generated by TA during the 12 month period after the Closing Date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment shall be paid to the TA Members within 10 days following completion of the Milestone Period and will be payable fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock (the “TA Milestone Shares”. The TA Milestone Payment is classified as a liability pursuant to ASC 480 since the Company may be required to repurchase the TA Milestone Shares upon the occurrence of certain events outside the Company’s control. As such. the TA Milestone Payment will be marked to market at each reporting period.

The fair values of the Put Option and the TA Milestone Payment measured on a recurring basis are as follows:

	August 31, 2025		Date of Issuance – August 6, 2025
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – Put Option	$120,000	Level 3	$130,000	Level 3
Contingent Consideration – TA Milestone Payment	$180,000	Level 3	$180,000	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

	Put Option	TA Milestone Payment
Fair Value on Issuance Date	$130,000	$180,000
Change in fair value	$(10,000)	-
Fair value on August 31, 2025	$120,000	$180,000

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At August 31, 2025 and 2024, the Company had the following common shares underlying these instruments:

	August 31,
	2025	2024
Warrants	3,197,741	78,877
Stock Options	806,250	484,063
Preferred Stock	3,392,025	96,238
Total Underlying Common Shares	7,396,016	659,178

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods three and six months ended August 31, 2025, and 2024:

	Three Months Ended August 31,		Six Months Ended August 31,
	2025	2024	2025	2024

Loss from continuing operations	$(2,898,155)	$(1,533,519)	$(7,355,388)	$(3,521,145)
Preferred dividends	$(183,263)	$(10,688)	$(247,725)	$(21,376)
Loss from continuing operations applicable to common stockholders	(3,081,418)	(1,544,207)	(7,603,113)	(3,542,521)
Gain (loss) from discontinued operations applicable to common stockholders	-	(1,131)	-	7,778
Net loss applicable to common stockholders	$(3,081,418)	$(1,545,338)	$(7,603,113)	(3,534,743)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	7,925,763	1,359,126	7,255,480	1,319,146

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At August 31, 2025, the Company had outstanding warrants to purchase 3,197,025 shares of common stock; stock options exercisable for 806,250 shares of common stock; 316 shares of Series E Preferred Stock (“Series E Preferred”), which could be converted into 3,466 shares of common stock; 33,000 shares of Series H Convertible Preferred Stock (“Series H Preferred”), convertible into 33,000 shares of common stock; 500,442 shares of Series I Convertible Preferred Stock (“Series I Preferred”), convertible into 500,442 shares of common stock; 297,788 shares of Series J Nonvoting Convertible Preferred Stock (“Series J Preferred”), convertible into 297,788 shares of common stock; 60,595 shares of Series K Nonvoting Convertible Preferred Stock (“Series K Preferred”), convertible into 60,595 shares of common stock; 1,076,156 shares of Series L Nonvoting Convertible Preferred Stock (“Series L Preferred”), convertible into 1,076,156 shares of common stock; 133,278 shares of Series M Nonvoting Convertible Preferred Stock (“Series M Preferred”), convertible into 133,278 shares of common stock; 500,000 shares of Series N Nonvoting Convertible Preferred Stock (“Series N Preferred”), convertible into 500,000 shares of common stock; 443,549 shares of Series O Nonvoting Convertible Preferred Stock (“Series O Preferred”), convertible into 443,549 shares of common stock; and 343,750 shares of Series P Nonvoting Convertible Preferred Stock (“Series P Preferred”), convertible into 343,750 shares of common stock, resulting in a potential total additional 7,396,016 shares of common stock outstanding in the future. At February 28, 2025, the Company had an aggregate of 6,201,890 outstanding potentially dilutive securities.

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

NOTE 6 – Acquisition of TA Pipeline LLC

On August 6, 2025 (the “Closing Date”), the Company entered into the TA MIPA with TA and the TA Members, pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly-owned subsidiary of the Company.

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,169 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $387,000, based on a price per share of $4.00 on August 6, 2025. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA.

In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company shall make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”), which shall be in an amount equal to five percent (5%) of the net revenues generated by TA during the 12 month period after the closing date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment shall be paid to the TA Members within 10 days following completion of the Milestone Period and will be payable fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock (the “TA Milestone Shares).” The Company determined the fair value of the TA Milestone Payment as of the acquisition date based on an earnout option pricing model. The TA Milestone Payment will be marked to market at each reporting period.

In addition to the foregoing, in the event that the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the applicable Exercise Period, each TA Member shall have the limited, one time option (the “Put Option”), to exercise one of the following rights as to some or all of their outstanding TA Acquisition Shares by delivering notice to the Company: (i) the right to require the Company to repurchase from the TA Member all or any portion of their outstanding TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue to such TA Member that number of additional shares of Company common stock (the “Top Up Shares”) as is necessary to make the aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Fair Market Value) equal to the original aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Base Price); and (iii) the right to require the Company to pay to such TA Member, in cash, an amount equal to the product of (x) the number of TA Acquisition Shares specified in the notice and (y) the positive difference, if any, between the Base Price and the Fair Market Value. For purpose of the foregoing rights, the “Exercise Period” means the three month period commencing upon the earlier of: (i) with respect to the TA Closing Shares, (x) the date that the TA Closing Shares first become eligible for public resale and (y) the first anniversary of the closing date; and (ii) with respect to the TA Milestone Shares, (x) the date that the TA Milestone Shares first become eligible for public resale and (y) the first anniversary of the closing date. Additionally, for purpose of the foregoing rights, “Fair Market Value” means the volume weighted average price per share of the Company’s common stock for the twenty consecutive trading days immediately preceding the notice date. During the Exercise Period, each of the TA Members shall be prohibited from engaging in certain transactions in the Company’s stock, as more particularly set forth in the TA MIPA. The fair value of the Put Option was determined using the Black Scholes Pricing Model and will be marked to market at each reporting date.

In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. In connection with the acquisition, the Company incurred $25,855 in acquisition-related expenses, which were expensed as incurred. The Company has completed a preliminary analysis to assign fair values to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the acquisition:

Consideration paid
Cash	$443,168
Common stock	387,000
Fair value of TA Milestone Payment	180,000
Fair value of derivative liability	130,000
Total consideration	$1,140,168

Assets acquired and liabilities assumed
Cash and cash equivalents	$1,444,457
Intangibles	910,000
Goodwill	286,824
Total assets	$2,641,281

Deferred merchant bookings	1,501,113
Total liabilities	$1,501,113
Total net assets	$1,140,168

The fair value of the working capital items, including cash and deferred merchant bookings, approximates their respective carrying values at the date on which control was obtained.

The fair value of the acquired tradename, acquired supplier agreements, and acquired travel agency agreements were determined using the relief from royalty method, with or without method and multi-period excess earnings method, respectively, which utilized projected financial information. The goodwill recognized in the acquisition primarily represents synergies with the existing operations of the Company, and the value of yet-to-be-acquired/developed customers, technology, assembled workforce, and any other assets.

The Company is currently finalizing its valuation of the acquired assets and liabilities and has recorded these preliminary amounts as of the acquisition date. The final purchase price allocation may result in adjustments to the amounts presented.

NOTE 7 – Intangible Assets

Intangible assets as of August 31, 2025, and February 28, 2025 consisted of the following:

	August 31, 2025	February 28, 2025
Software Development	$7,096,999	$7,267,778
Software Licenses	645,306	789,576
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	-
TA Pipeline, LLC Tradename	160,000	-
TA Pipeline, LLC Supplier and Agency Agreements	750,000	-
Journy.tv – Trade Name	138,400	-
Journy.tv Distribution Agreements	276,800	-
Total	9,353,788	8,063,637
Accumulated amortization	(5,272,785)	(5,936,269)
Intangible assets, net of amortization	$4,081,003	$2,127,368

Amortization expense for the six months ended August 31, 2025, and 2024 was $422,016 and $383,061, respectively.

During the three and six months ended August 31, 2025, and 2024, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2026 (Remaining)	$511,969
2027	942,534
2028	506,757
2029	280,996
Thereafter	1,265,612
$3,507,868

NOTE 8 – Goodwill

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

Acquisition of FSA Travel, LLC

As of August 31, 2025, preliminary goodwill of $1,669,058 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 4, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

Acquisition of TA Pipeline LLC

As of August 31, 2025, preliminary goodwill of $286,824 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 6, Acquisition of TA Pipeline, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 9 – Notes Payable

Prior to his appointment as a director, on May 24, 2024, the Company sold a short-term promissory note to Steve Kircher in the aggregate principal amount of $100,000. The note bears interest at 7.5% per annum and had a maturity date of the earlier of completion of a public financing or October 31, 2024. The investor has consented to extend the maturity date on a month-to-month basis and continues to accrue interest. As of August 31, 2025, the full principal amount of $100,000 was outstanding.

Prior to her appointment as a director, on June 26, 2024, the Company sold a short-term promissory note to Carmen Diges in the aggregate principal amount of $40,000. The note bears interest at 7.5% per annum and has a maturity date of June 25, 2025, which may be extended by written consent of the investor. As of August 31, 2025, the full principal amount of $40,000 was outstanding.

On November 8, 2024, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $125,190. The note includes an OID of $18,190, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $70,732 due on May 15, 2025, and the remaining four equal installments of $17,683 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of August 31, 2025, the balance on the note, net of the unamortized debt discount was $17,233.

On December 31, 2024, the Company sold a short-term promissory note to a private investor in the aggregate principal amount of $220,000. The note bears guaranteed interest of 15%, or $33,000, payable in full on the issue date by the issuance of 10,927 shares of the Company’s Series K Preferred. The note may be prepaid at any time without penalty. Additionally, the Company issued a warrant to the investor to purchase up to 220,000 shares of common stock with an exercise price of $4.00 per share and a three-year term. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note were allocated to the note and the warrant based on the relative fair values of the note without the warrant and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrant at the time of issuance that was allocated to additional paid-in capital was $179,913. As of August 31, 2025, the balance on the note, net of the unamortized debt discount, was $148,834.

On February 4, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $152,100. The note includes an OID of $22,100, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $85,937 due on August 15, 2025, and the remaining four equal installments of $21,484 are due on the 15th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of August 31, 2025, the balance on the note, net of the unamortized debt discount was $70,275.

On August 20, 2025, the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (“Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (“Warrants”) to Alumni Capital for total consideration of $300,000. After deducting commissions, net proceeds to the Company were $276,000.

The Alumni Note is in the principal amount of $360,000 with an OID of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which shall be due and payable on November 20, 2025. In the event of a failure to re-pay the Alumni Note on or before November 20, 2025, the interest rate will increase to the lesser 22% per annum or the maximum amount permitted under law from the due date thereof until the same is paid. The Alumni Note is convertible into shares of Company common stock only upon an event of default.

As of August 31, 2025, the balance on the Alumni Note, net of the unamortized debt discount, was $187,159.

NOTE 10 – Long-Term Debt

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

In accordance with ASC 805 – Business Combinations, the assumed loan was recognized at its acquisition-date fair value of $98,920, which reflects a market-based effective interest rate of approximately 12.03% per annum over the remaining term of 305 months. The difference between the face value of the debt and the fair value at the acquisition date was included in the allocation of purchase consideration and is reflected in goodwill.

The loan is measured at amortized cost subsequent to the acquisition date, and interest expense is recognized using the effective interest method based on the fair value of the liability at the acquisition date. The following table summarizes the loan terms as of the acquisition date:

Description	Amount
Principal amount	$199,100
Fair value at acquisition date	$98,920
Remaining term	305 months
Monthly payment	$995
Effective interest rate	12.03%

As of August 31, 2025, the balance of the loan was $98,532.

NOTE 11 - Related Party Transactions

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

The Company received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Additional advances through August 31, 2025 totaled $1,786,575, bringing the total amount advanced under the line to $2,831,575 as of August 31, 2025.

The total amounts due to related parties at August 31, 2025 and February 28, 2025 totaled $2,839,191 and $61,526, respectively.

NOTE 12 - Stockholders’ Equity

Mezzanine Equity

In connection with the acquisition of TA Pipeline LLC on August 6, 2025, the Company issued 96,774 TA Closing Shares. Although the shares are legally common stock, they are classified as mezzanine equity on the consolidated balance sheet due to contingent redemption rights resulting from derivative liability provisions that could require cash or share settlement outside the Company’s control.

Accordingly, these shares are presented outside of permanent stockholders’ equity and below total liabilities. The Company will continue to classify the shares as mezzanine equity until such time as the redemption provisions lapse or are removed, or until settlement occurs.

The carrying amount of instruments recorded within mezzanine equity are not adjusted below initial measurement. The TA Acquisition Shares were initially recorded at $4.00 per share, which was the closing prices of our stock on the acquisition date. The Put Option has an exercise price of $3.10 per share. As such, the TA Acquisition Shares will not be subsequently remeasured in future reporting periods

For further information regarding the TA Closing Shares and TA Acquisition shares, refer to Notes 2 and 6.

Common Stock

The Company has 250,000,000 shares of common stock authorized for issuance pursuant to its amended and restated articles of incorporation, as amended (“Charter”). At August 31, 2025 and February 28, 2025, there were 8,117,979 and 1,656,738 shares of common stock, par value $ $0.001 per share, issued and outstanding, respectively. All shares of common stock have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

During the first quarter of 2025, the Company issued 105,000 shares of common stock in connection with various investor relations consulting contracts, 45,642 shares of common stock to the holders of shares of the Company’s Series L and Series M Preferred stock as dividends, 20,000 shares of common stock to Ovation as partial consideration pursuant to the April 1, 2025 Journy.tv Asset Purchase Agreement; 5,000 shares of common stock to ITA as a finder’s fee related to the FSA acquisition; 15,000 shares of common stock pursuant to a consulting contract related to the development and launch of a dedicated beauty and wellness FAST channel; and 5,843,993 shares of common stock to the members of NTG pursuant to the Exchange Agreement, constituting Contingent Shares issuable to the members of NTG upon the achievement of all business milestones.

In the second quarter of 2025, the Company issued 205,000 shares of common stock in connection with various investor relations consulting contracts, 36,283 shares of common stock to the holders of shares of the Company’s Series L and Series M Preferred stock as dividends, 96,774 shares of common stock to TA Pipeline as partial consideration pursuant to the August 6, 2025 Membership Interest Purchase Agreement; 24,230 shares of common stock to various vendors as settlement for outstanding invoices; and 161,092 shares issued to investors in private placements.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001 per share. An aggregate of 3,388,874 and 3,106,616 shares of preferred stock were issued and outstanding at August 31, 2025 and February 28, 2025, respectively, as further discussed below.

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

At August 31, 2025, 316 shares of Series E Preferred were outstanding, which if converted as of August 31, 2025, including the make-whole dividends, would have resulted in the issuance of 3,466 shares of common stock.

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

At August 31, 2025, no shares of the Series F Preferred were outstanding.

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

The Company did not exercise its option to repurchase 50% of the Series G Preferred, and all such shares were converted into shares of Company common stock on March 15, 2024. At August 31, 2025, no shares of Series G Preferred were outstanding.

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

At August 31, 2025, 33,000 shares of Series H Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 33,000 shares of common stock.

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

At August 31, 2025, 500,442 shares of Series I Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 500,442 shares of common stock.

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

At August 31, 2025, 297,788 shares of Series J Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 297,788 shares of common stock.

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

At August 31, 2025, 60,595 shares of the Series K Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 60,595 shares of common stock.

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

At August 31, 2025, 1,076,156 shares of the Series L Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 1,076,156 shares of common stock.

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

At August 31, 2025, all 133,278 shares of the Series M Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 133,278 shares of common stock.

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

At August 31, 2025, 500,000 shares of the Series N Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 500,000 shares of common stock.

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

At August 31, 2025, 443,549 shares of Series O Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 443,549 shares of common stock

Series P Nonvoting Convertible Preferred Stock

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

At August 31, 2025, 343,750 shares of the Series P Preferred were outstanding, which if converted as of August 31, 2025, would have resulted in the issuance of 343,750 shares of common stock.

Exchange Cap

Each of the Series J, K, L, M, N, O, and P Offerings includes conversion or exercise limitations which provide that the Company shall not issue or sell any shares of Common Stock pursuant to the conversions of preferred stock to the extent that after giving effect thereto, the aggregate number of shares of Common Stock that would be issued would exceed 19.99% of the shares of Common Stock outstanding on the date of each such Offering (which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by each such separate Offering under applicable rules of the Nasdaq Capital Market) (the “Exchange Cap”) unless and until the Company elects to solicit stockholder approval of the issuance of Common Stock as contemplated by the Purchase Agreements and the stockholders of the Company have in fact approved such issuance in accordance with the applicable rules and regulations of the Nasdaq Capital Market.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan, and as of August 31, 2025, 6,193,750 shares are available for future issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of August 31, 2025.

On March 26, 2025, under the terms of the 2013 Equity Incentive Plan, all outstanding options terminated upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

During the six months ended August 31, 2025, the Company granted and issued stock options to purchase an aggregate of 806,250 shares of common stock under the 2023 Plan. There were no issuances of options during the three months ended August 31, 2024.

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

Total stock-based compensation expense included in the statements of operations for the three months ended August 31, 2025 and 2024 was $0 and $13,841, for the six months ended August 31, 2025 and 2024 was $138,325 and $30,235 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the six months ended August 31, 2025. There were no grants issued during the three months ended August 31, 2024:

2025
Dividend yield	0.0%
Risk-free interest rate	3.83%-4.08%
Expected volatility	122.5.0%-139.7%
Expected life (in years)	2.68

Option activity for the six months ended August 31, 2025 and the year ended February 28, 2025 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 29, 2024	85,300	60.50	2.52	-

Exercised	-	-	-	-
Forfeited or cancelled	(8,958)	125.65	-	-
Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	806,250	4.60	2.68	200,844
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding August 31, 2025	806,250	4.60	2.68	200,844
Options expected to vest in the future as of August 31, 2025	-	-	-	-
Options exercisable at August 31, 2025	806,250	4.60	2.68	200,844
Options vested, exercisable, and options expected to vest at August 31, 2025	806,250	4.60	2.68	200,844

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At August 31, 2025, 281,250 options had an exercise price below the $3.83 closing price of our common stock as reported on The Nasdaq Capital Market.

At August 31, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options.

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

The Company did not grant any SARs during the six months ended August 31, 2025 or August 31, 2024.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the six months ended August 31, 2025 and the year ended February 28, 2025 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.40	-	-
SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(3,907)	52.60	-	-
SARs outstanding August 31, 2025	36,316	43.96	1.66	-
SARs expected to vest in the future as of August 31, 2025	-	-	-	-
SARs exercisable at August 31, 2025	36,316	43.96	1.66	-
SARs vested, exercisable, and SARs expected to vest at August 31, 2025	36,316	43.96	1.66	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At August 31, 2025, no SARs had an exercise price below the $3.83 closing price of our common stock as reported on The Nasdaq Capital Market.

At August 31, 2025, there was no unrecognized stock-based compensation expense related to unvested SARs.

Warrants

The fair value of warrants issued during the six months ended August 31, 2025 was estimated using the Black-Scholes model with the following assumptions. There were no warrants issued for the six months ended August 31, 2024:

Assumptions:

2025
Dividend yield	0.0%
Risk-free interest rate	3.8%-4.1%
Expected volatility	141.5%-160.5%
Expected life (in years)	4.62

Warrant activity for the six months ended August 31, 2025 and the year ended February 28, 2025 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	2,637,887	4.80	4.24
Exercised	(104,965)	3.02	-
Forfeited or cancelled	(3,202)	108.37	-
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	186,887	4.13	4.62
Exercised	-	-	-
Forfeited or cancelled	(5,031)	226.00	-
Warrants outstanding at August 31, 2025	3,197,741	4.93	3.42

NOTE 13 - Subsequent Events

The Company’s management has evaluated subsequent events after the balance sheet dated as of August 31, 2025 through October 15, 2025, the date of this report.

Related Party Transactions

Series Q Nonvoting Convertible Preferred Stock

On September 10, 2025, the Company entered into securities purchase agreements (each a “Series Q Purchase Agreement”) with Andy Kaplan and Jimmy Byrd, two of our independent directors, pursuant to which the Company issued and sold respectively, 31,250 and 50,000 restricted shares of newly designated Series Q Nonvoting Convertible Preferred Stock of the Company (the “Series Q Preferred”), (the “Series Q Offering”) at a purchase price of $3.20 per share.

On September 15, 2025, we entered into debt conversion agreements with Carmen Diges and Stephen Kircher, two of our independent directors, whereby they agreed to convert existing unsecured promissory notes, including accrued interest, into shares of our Series Q Preferred stock. Ms. Diges converted $43,456 of outstanding principal plus accrued interest through September 3, 2025 into 13,580 restricted shares of Series Q Preferred stock at a conversion price of $3.20 per share, and Mr. Kircher converted $109,514 of outstanding principal plus accrued interest through September 3, 2025 into 34,223 shares of Series Q Preferred stock at a conversion price of $3.20 per share.

Notes Payable

On September 26, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $269,000. The note includes an OID of $37,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $151,985 due on March 30, 2026, and the remaining four equal installments of $37,996 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC.

Sale of Common Shares

On October 8, 2025, the Company entered into a securities purchase agreement with Caesar Capital Group LLC, pursuant to which the Company issued and sold 62,500 shares of common stock at a purchase price of $3.20 per share, resulting in total proceeds of $200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended August 31, 2025 (this “Quarterly Report”) contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2025 and elsewhere in this Quarterly Report.

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

Reverse Acquisition

On October 12, 2023, the Company (then known as Sigma) entered into a Share Exchange Agreement (the “Exchange Agreement”) with NextTrip Holdings, Inc. (“NTH”), NextTrip Group, LLC (“NTG”), and William Kerby (the “NTH Representative”), pursuant to which the Company acquired NTH (the “NextTrip Acquisition”) in exchange for shares of our common stock, which we refer to as the Exchange Shares. The NextTrip Acquisition was consummated on December 29, 2023. As a result, NTH became a wholly-owned subsidiary of the Company.

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

Milestone Event	Date Earned	Contingent Shares	Status as of the date of this Report
Launch of NTH’s leisure travel booking platform by either (i) achieving $1,000,000 in cumulative sales under its historical “phase 1” business, or (ii) commencement of its marketing program under its enhanced “phase 2” business.	As of a date six months after the closing date	1,450,000 Contingent Shares	Achieved. Marketing program under “phase 2” has commenced.

Launch of NTH’s group travel booking platform and signing of at least five (5) entities to use the Groups Platform.	As of a date nine months from the closing date (or earlier date six months after the closing date)	1,450,000 Contingent Shares	Achieved. Five groups have been contracted to use the Groups Platform.

Launch of NTH’s Travel Agent Platform and signing up of at least 100 travel agents to the platform (which calculation includes individual agents of an agency that signs up on behalf of multiple agents).	As of a date 12 months from the closing date (or earlier date six months after the closing date)	1,450,000 Contingent Shares	Achieved. The company has signed up more than 175 travel agents to its Travel Agent Platform.

Commercial launch of PayDlay technology in the NXT2.0 system.	As of a date 15 months after the closing date (or earlier date six months after the closing date)	1,650,000 Contingent Shares, less the Exchange Shares issued at the closing of the Acquisition	Achieved. PayDlay has been commercially launched.

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

In connection with the NextTrip Acquisition, the Company and Nasdaq determined that the issuance of Contingent Shares upon achievement of any one of the Milestone Events would result in a change in control of the Company under Nasdaq Listing Rule 5635(a). Pursuant to Nasdaq Listing Rule 5110(a), the Company was required to submit an initial listing application with Nasdaq and to obtain Nasdaq approval of the initial listing application prior to the issuance of the Contingent Shares.

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

In July 2025, Mr. Kerby, in his capacity as the NTH Representative, informed the Company of his election to exercise the Board Appointment Rights pursuant to the Exchange Agreement and designated Stephen Kircher, Jimmy Byrd, Carmen Diges and David Jiang (collectively, the “NTH Appointees”) as the individuals to replace the continuing legacy Sigma directors. On July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors of the Company, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers resigned as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal.

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

On January 27, 2025, as creditors of NextPlay, Donald P. Monaco, the Company’s Chairman, William Kerby, the Company’s Chief Executive Officer, and Ian Sharpe, the Chief Operating Officer of the Company’s Media division, filed a petition to force NextPlay into involuntary bankruptcy as a result of unpaid fees. The proceedings are ongoing and the outcome at this time is uncertain and cannot be predicted. As a result, management has determined that the collectability of the NextPlay Note is uncertain and has therefore established an allowance for credit losses for the entire balance of $2,567,665.

Fair Value Measurements

We measure certain financial instruments at fair value, which requires management to make estimates and assumptions. For most items such as cash, receivables, and payables, fair value is straightforward because of their short-term nature. However, two obligations we assumed in connection with our acquisition of TA Pipeline LLC involve more judgment and could have a meaningful effect on our results.

●	Put Option – The restricted shares issued in the acquisition give the sellers the right, under certain conditions, to require us to either repurchase the shares, issue additional shares, or make a cash payment if our stock trades below a set price. We record this obligation as a liability, and its value changes with movements in our stock price and related assumptions.
●	TA Milestone Payment – We also agreed to make an additional payment to the sellers based on TA Pipeline revenue during the first year after closing. This payment, which will be made in both cash and stock, is also recorded as a liability and depends on our projections for TA Pipeline’s performance.

Because the fair value of these obligations depends on factors outside of our control, such as our stock price and TA Pipeline’s revenues, the amounts we record may change from period to period. For example, a change in our assumed stock price volatility could change the value of the Put Option liability, while a similar change in projected revenues could affect the Milestone Payment liability.

Stock Based Compensation

We grant stock options, restricted stock, and other equity-based awards to employees, executives, directors, and consultants. The fair value of these awards is measured on the grant date and recognized as compensation expense over the vesting period.

Determining the fair value of stock options requires the use of valuation models, such as the Black-Scholes model, which involve assumptions about stock price volatility, expected term of the option, risk-free interest rates, and dividend yields. These assumptions are based on historical data and market conditions but involve judgment about future trends.

Because changes in these assumptions can significantly affect the estimated fair value, our stock-based compensation expense could vary materially from period to period. For instance, higher assumed volatility or longer expected option lives generally increase the fair value of options, leading to higher compensation expense.

Goodwill and Intangible Assets

We record goodwill and intangible assets in connection with business acquisitions. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Intangible assets primarily include trade names, customer and supplier relationships, and technology.

We review goodwill and indefinite-lived intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. This process requires management to make assumptions and estimates which involve significant judgment. Changes in assumptions could materially affect whether an impairment is recognized and the amount of any impairment charge.

Business Overview

NextTrip is an early-stage, technology-driven travel company developing an integrated travel booking and media platform designed to connect leisure, group and business travelers to the world. Our travel booking platform is powered by our proprietary NXT2.0 booking engine, which offers extensive inventory, supporting both travelers and distributors with a platform for curating personalized experiences and efficient trip planning and booking. We market our travel services through several core brands including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury and cruise bookings) and NextTrip Business (small-to-mid-sized corporate travel) and differentiate our platform through specialty features, including specialized widgets for groups (the “Groups Platform”) and travel agents (the “Travel Agent Platform”), as well as PayDlay, a delayed payment booking option. Complementing our booking engine are our media properties, including Journy.tv and Travel Magazine, which provide destination content that we believe will drive high-intention traffic into our booking funnel and, over time, constitute a separate high-margin advertising revenue stream. As part of streamlining our media assets, we merged Compass.tv into Journy.tv in July 2025 to create a unified offering of both FAST (Free Ad-Supported Streaming Television) and VOD (Video on Demand) assets.

By integrating our media properties with our travel booking platform, our objective is to build a next-generation travel solution for consumers, allowing them to better research and explore desired travel destinations. To accomplish this, we have and will be using content from ours and others’ media platforms featuring travel videos, blogs and articles along with access to curated travel products from our strategic partnerships, all supported by our technology and call center agents. Upon full integration of our travel and media platforms, we believe our offers will both inspire and empower consumers to make informed choices when booking. This contrasts with the existing online travel agency (“OTA”) model that focuses on volume bookings with little to no service support.

Current Scale and Going Concern

We are in the earliest stages of commercial operations.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Quarterly Report and the report of our registered independent public accounting firm filed with our Annual Report on Form 10-K for our the fiscal year ended February 28, 2025 contains a going concern qualification.

We expect to continue to incur net losses and negative cash flows from operations for the foreseeable future as we invest in technology enhancements, supplier relationships, and marketing initiatives. Throughout this report, whenever we discuss our operational achievements, ecosystem, or growth plans, you should consider that we presently have nominal revenues, limited operating history, minimal brand awareness, and will require significant additional capital to execute our business model.

NXT2.0 – Our Integrated Travel Booking Platform

At the core of our business is our proprietary, direct-to-consumer NXT2.0 travel booking engine, which has been continually enhanced and developed through a series of acquisitions of a variety of media and travel assets. NXT2.0 powers several websites, including our main leisure site, nexttrip.com, and fivestaralliance.com, our widgets for The Groups and Travel Agent Platforms, as well as providing travel booking solutions for our media hubs, Journy.tv and travelmagazine.com. We serve both leisure and business travelers by offering them access to travel blogs, videos and concierge assistance to aid in planning travel, coupled with our proprietary booking platform for the direct purchase of flights, hotels, vacation homes, cruise, tours, and other travel products. Our content includes destination guides, maps and travel tips, designed to help travelers plan memorable trips and book those trips on our travel platform.

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

The acquisition of TA Pipeline in August 2025 represents a significant milestone in NextTrip’s expansion of its Groups and MICE (Meetings, Incentives, Conferences, Exhibitions) vertical, an area with strong growth potential and margin contribution. TA Pipeline has established itself as a premier group-travel agency platform with deep expertise in delivering end-to-end solutions for conferences, conventions, weddings, and affinity groups, often servicing groups ranging from 50 to 5,000 travelers. Its strong relationships with suppliers, planners, and affinity partners align seamlessly with NextTrip’s vertically integrated “content-to-commerce” ecosystem, providing:

●	High-Value Customer Base: The acquisition expands NextTrip’s reach into large group travel organizers, a segment characterized by high transaction values and repeat business.
●	Technology & Synergies: By integrating TA Pipeline’s customer pipeline into NextTrip’s proprietary NXT2.0 booking technology, PayDlay financing tool, and concierge services, the Company is positioned to enhance conversion rates and drive incremental travel bookings.
●	Cross-Media Leverage: TA’s group and event-based customers will be supported by NextTrip’s media brands (JOURNY.tv, and Travel Magazine 2.0), creating new marketing opportunities and accelerating NextTrip’s dual revenue model of advertising and travel bookings.

The TA Acquisition exemplifies the Company’s “buy-and-build” strategy of acquiring complementary assets that are accretive to revenues and synergistic with NextTrip’s broader vision of redefining how consumers and organizations discover, plan, and book travel. See “Recent Developments – Acquisition of TA Pipeline” for more details on the transaction.

Our offerings include a mixture of direct contracts and third-party API content which span leisure and business travel, alternative lodging, wellness travel, and media solutions, engaging customers throughout their travel journey with both individual and packaged options. Such product offering highlights include:

●	NextTrip Leisure – A robust booking engine providing customized vacation packages, flights, hotels, tours, wellness vacations, cruise and group travel options.

●	NextTrip Luxury & Business – Five Star Alliance provides access to over 5,000 luxury hotel properties worldwide featuring booking, expense reporting, concierge services, and 24/7 support.

●	NextTrip Cruises – a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

●	NextTrip Solutions – A suite for product management and white-label solutions, including property management, vacation rentals, and a portal to support travel agents – the Travel Agent Platform.

●	NextTrip Media – Travel Magazine and Journy.tv, offering travelers inspiration and information through articles, videos, and immersive digital experiences. This will include personalized travel content for users to explore and share with friends and family.

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

We leverage our media brands—TravelMagazine.com and Journy.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. The strategy includes generating content marketing and inspiration, integrating booking opportunities into that content and generating feedback from such advertising data to better target and identify travel interests and intent, which is intended to lead to growing brand trust and authority and future partnerships and opportunities for sponsored advertising content.

By combining engaging travel content with seamless booking technology and targeted marketing, our media brands serve as both inspiration engines and direct booking channels. This holistic approach helps capture travelers at every stage of the decision-making process, ultimately driving more bookings through the NXT2.0 platform and independent advertising revenue.

Key media brands and partnerships include:

●	Travel Magazine – TravelMagazine.com is our media hub. It is an online travel publication that provides articles, guides, tips, and inspiration for travelers. Coming soon is “My Bucket List,” a platform where travelers can create and share personalized travel lists, supported by booking features and local insights.

●	Journy.tv – In April 2025, we acquired Journy.tv, a Free Ad-Supported Streaming TV (“FAST”) Channel that specializes in travel, adventure, and culture-focused content. In July 2025, we merged Compass.tv, our AVOD (Advertising-based Video on Demand) platform designed to provide streaming television content, into Journy.tv to create a unified offering of both FAST and VOD assets.

●	Promethean – Promethean is our proprietary interactive video overlay platform which is intended to drive ad revenue and facilitate content-to-commerce integration.

●	Leap Media – In December 2024, we announced our collaboration with Leap Media Group, a respected leader with over 35 years in TV advertising, media planning and buying, to support the launch of advertising on Journy.tv by delivering branded entertainment content and advertising seamlessly across its platform.

●	Blue Fysh – In February 2025, the Company and Blue Fysh Holdings Inc. (“Blue Fysh”) entered into a share exchange agreement creating minority ownership positions between the entities, as part of their mutual efforts to work together to expand each company’s business opportunities. See “Recent Developments – Blue Fysh Share Exchange” for more details on the transaction.

The strategic partnership between NextTrip and Blue Fysh is intended to focus on:

●	Expanded audience reach integrating Journy.tv, TravelMagazine.com, and travel products platform, NextTrip.com, with Blue Fysh’s expertise in digital OOH solutions throughout North America;

●	Increased advertising revenue by leveraging their combined media assets, to enhance their ability to broaden reach, deployment, and higher expected advertising fees, providing greater value to advertisers and stakeholders;

●	Enhanced sales efforts with NextTrip utilizing Blue Fysh’s strategic sales relationships to contribute advertising sales across NextTrip’s media platforms; and

●	Increased Brand Awareness as a result of Blue Fysh’s media relationships and digital displays to help create flash marketing campaigns to raise awareness of NextTrip and highlight NextTrip’s travel products and services as well as its media properties, Journy.tv and Travel Magazine.

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

Advertising

We are building our own media and advertising ecosystem through Travel Magazine and Journy.tv. These media platforms are designed to allow users to explore and educate themselves on travel. The revenue strategy in the media division is two-pronged: (1) as the number of viewers/users grows, it drives the advertising rates we can charge third-parties to promote travel products and services to our audience and (2) outside of the direct advertising dollars generated from our media platforms which are expected to become a key driver of higher margin revenue than those earned from travel product sales, as the audience grows it will provide additional opportunities for us to promote ours own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

To drive this initiative, we have entered into partnerships with Travel Spike and Leap Media Group, respected leaders in the travel category with decades of experience in TV advertising, media planning and buying. Journy.tv is now equipped to deliver branded entertainment content and advertising seamlessly across its platform, supported by targeted media strategy designed to optimize revenue well delivering high quality content to travel enthusiasts.

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

Our ability to capitalize on existing travel technology platforms is severely restricted due to the lack of funding to drive marketing programs. Enhancements to the existing platforms along with the introduction of new programs under development are needed to complete the model. The timeline to complete these programs is dependent upon our ability to raise capital; however, we believe that most programs can be delivered within 180 days of obtaining such necessary funding. Once fully functioning, we believe the model will deliver accelerated growth as its “conversion technology” focuses on underserved areas in the travel sector utilizing platforms (i.e. PayDlay, Groups bookings and Travel Agents) that are not well serviced by the major travel industry leaders. Additionally, we have introduced engagement and media solutions (i.e. Journy.tv Travel Magazine), allowing users to better plan future travel. We believe a natural extension of providing users with media solutions to assist with travel planning will further the development and growth of a NextTrip ecosystem. This ecosystem is expected to assist us in reducing external marketing expenditures while creating a new revenue channel from targeted and timely advertising designed to assist users in their travel planning. Upon completion of the NextTrip model, we expect to drive revenues from travel solutions outside of the focus of major travel competitors.

We are also engaging Save Your Day Films, a London-based production company celebrated globally for award-winning factual programming and captivating travel content, as an in-house production partner to deliver exclusive content as part of our media strategy, driving traffic, cross-promotional opportunities and licensing revenues.

Recent Developments

Acquisition of TA Pipeline

On August 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “TA MIPA”) with TA Pipeline LLC (“TA”) and the members of TA (the “TA Members”), pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly-owned subsidiary of the Company. The TA Acquisition closed on August 6, 2025.

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,169 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $300,000, based on a price per share of $3.10. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA. In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company shall make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”), which shall be in an amount equal to five percent (5%) of the net revenues generated by TA during the 12 month period after the closing date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment shall be paid to the TA Members within 10 days following completion of the Milestone Period and will be payable fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock (the “TA Milestone Shares,” and together with the TA Closing Shares, the “TA Acquisition Shares”), to be calculated based on a price per share of $3.10.

In addition to the foregoing, in the event that the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the applicable Exercise Period, each TA Member shall have the limited, one time option, to exercise one of the following rights as to some or all of their outstanding TA Acquisition Shares by delivering notice to the Company: (i) the right to require the Company to repurchase from the TA Member all or any portion of their outstanding TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue to such TA Member that number of additional shares of Company common stock (the “Top Up Shares”) as is necessary to make the aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Fair Market Value) equal to the original aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Base Price); and (iii) the right to require the Company to pay to such TA Member, in cash, an amount equal to the product of (x) the number of TA Acquisition Shares specified in the notice and (y) the positive difference, if any, between the Base Price and the Fair Market Value. For purpose of the foregoing rights, the “Exercise Period” means the three month period commencing upon the earlier of: (i) with respect to the TA Closing Shares, (x) the date that the TA Closing Shares first become eligible for public resale and (y) the first anniversary of the closing date; and (ii) with respect to the TA Milestone Shares, (x) the date that the TA Milestone Shares first become eligible for public resale and (y) the first anniversary of the closing date. Additionally, for purpose of the foregoing rights, “Fair Market Value” means the volume weighted average price per share of the Company’s common stock for the twenty consecutive trading days immediately preceding the notice date. During the Exercise Period, each of the TA Members shall be prohibited from engaging in certain transactions in the Company’s stock, as more particularly set forth in the TA MIPA.

In consideration for their receipt of the foregoing consideration, at closing of the TA Acquisition, each of the TA Members entered into restrictive covenant agreements providing for certain customary restrictive covenants, including customary non-competition, non-solicitation and no hire covenants for a period of three years following the closing date, and customary confidentiality covenants.

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

On April 9, 2025 (the “Final Closing Date”), upon FSA’s agreement to waive the capital raise condition to closing, the Company exercised the Option and, in satisfaction of its obligations under the Purchase Agreement in connection with the Final Closing, the Company paid the FSA Members an aggregate of $500,000 in cash and issued the FSA Members an aggregate of 161,291 shares of Series O Preferred. As a result, as of the Final Closing Date, the Company acquired the remaining 51% of the membership units in FSA and FSA became a wholly-owned subsidiary of the Company.

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

Additionally, in accordance with the Board Appointment Rights provided for in the Exchange Agreement, on July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers resigned as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal. Additionally, effective July 28, 2025, the Board appointed the NTH Appointees to serve on the following committees of the Board:

●	Audit Committee: Carmen Diges (Chair), Stephen Kircher and Jimmy Byrd
●	Compensation Committee: Jimmy Byrd (Chair), Stephen Kircher and Carmen Diges
●	Nominations & Governance Committee: David Jiang (Chair) and Carmen Diges

Results of Operations

Three Months Ended August 31, 2025 Compared to the Three Months Ended August 31, 2024

During the three months ended August 31, 2025, we recognized revenue of $757,648, as compared to $154,498 in the same period in 2024, an increase of $603,150, or 390%. The increase was primarily due to group travel-related revenues, a consortia payment, and commission income generated from Five Star Alliance (“FSA”) bookings.

Our cost of revenue for the three months ended August 31, 2025 was $592,073, as compared to $155,455 for the same period in 2024, an increase of $436,618, or 281%. The increase was primarily attributable to the increase in sales from the second quarter of 2025 as compared to the second quarter of 2024.

Our gross margin for the three months ended August 31, 2025 was 21.9%, as compared to (0.6%) for the same period in 2024. The improvement in gross margin is primarily attributable to FSA travel bookings and group travel bookings.

Our total operating expenses for the three months ended August 31, 2025 were $3,368,452, as compared to $1,468,335 for the same period in 2024, an increase of $1,900,117, or 129%. The increase was primarily attributable to stock options granted to the Company’s former directors and an increase in professional services expenses, as further discussed below. Non-cash expenses, primarily consisting of stock based compensation, stock options granted to former directors, common and preferred shares issued to third parties for services, and depreciation and amortization totaled $1,271,354, or 37.7% of our operating expenses for the three months ended August 31, 2025, and $172,473, or 11.8% of our operating expenses for the same period in 2024.

Salary and benefits costs were $695,538 for the three months ended August 31, 2025, as compared to $628,759 for the same period in 2024, an increase of $66,779, or 11%. The increase was comprised of: (a) an increase in salaries of $43,823 due to the addition of two FSA employees pursuant to the acquisition; (b) an increase in taxes and benefits of $25,270; and(c) an increase in SAR expense of $2,493; these increases were partially offset by a decrease in severance expense of $4,808.

Stock-based compensation was $0 for the three months ended August 31, 2025, as compared to $13,841 for the same period in 2024, a decrease of $13,841 as all outstanding options are fully vested and no new options were granted during the period.

We incurred general and administrative costs of $31,736 during the three months ended August 31, 2025, as compared to $21,677 in the same period in 2024, an increase of $10,059, or 46%. The increase was primarily the result of $12,110 in travel expenses incurred for a conference, partially offset by a decrease in rent expense of $2,051.

We incurred marketing costs of $174,444 during the three months ended August 31, 2025, as compared to $51,347 during the same period in 2024. The increase of $123,097, or 240%, was due to increase in expenses associated with the enhancement of the Travel Magazine website of $77,600 aimed at driving traffic and generating business across all of our brands, an increase in media consulting expenses of $27,410 due to the engagement of a social media influencer agency for Journy.tv, an increase in outside marketing services of $15,203, and an increase in marketing and advertising expenses of $2,884.

We incurred technology costs of $267,021 during the three months ended August 31, 2025, as compared to $141,022 during the same period in 2024. The increase of $125,999, or 89%, was primarily attributable to: (a) an increase in expenses in connection with Journy.tv of $98,599 for content licensing; (b) an increase in dues and subscriptions expense of $11,101 primarily related to the integration of our new CRM and business management system, Zoho One; (c) an increase of $9,690 in cloud database expenses related to the addition of hosting FSA; (d) an increase in information technology and computer expenses of $6,276; and (e) an increase in software expenses of $333.

Professional service fees incurred in the three months ended August 31, 2025 were $1,429,072, as compared to $372,027 incurred during the same period in 2024, an increase of $1,057,045, or 284%. This increase was a result of: (a) an increase in investor relations expenses of $394,075 due to the renewal of existing contracts plus the addition of three new contracts; (b) an increase in legal fees of $260,217 due to services related to various regulatory filings and acquisitions; (c) an increase in consulting fees of $231,424 for business development initiatives; (d) an increase in contract labor related to Journy.tv and operations of $93,932; (e) an increase in accounting expenses of $53,397 due to technical accounting services related to the acquisition of FSA and Journy.tv.; and (f) an increase in lending fees of $24,000 related to bridge loan financings.

Organizational costs for the three months ended August 31, 2025, were $470,105, as compared to $80,452 for the same period in 2024, an increase of $389,653. The increase is primarily attributable to the issuance of stock options to former directors as compensation for their services.

Depreciation and amortization expense for the three months ended August 31, 2025 was $216,625, as compared to $95,414 for the same period in 2024, an increase of $121,211, or 127%. The increase was primarily due to commencing amortization of Journy.tv, and the FSA tradename and software.

Other operating expenses were $83,911 for the three months ended August 31, 2025, as compared to $63,796 for the same period in 2024. The $20,115 increase was primarily due to a timing difference in billing for D&O and other insurance of $14,572 and an increase in merchant processing fees of $5,543, primarily related to TA Pipeline.

During the three months ended August 31, 2025, we realized net other income of $304,722, as compared to net other expense of $64,227 in the same period in 2024. The increase in net other income of $368,949 was primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable of $583,000, and the August 31, 2025 revaluation of the derivative liability, which decreased the liability by $10,000, partially offset by (a) interest expense of $171,105 in connection the amortization of the debt discount associated with bridge loans and (b) interest expense associated with notes payable and other expenses of $52,946.

Preferred dividends for the three months ended August 31, 2025 were $183,263 as compared to $10,688 for the same period in 2024. The increase was due to dividends paid to the holders of shares of Series L and Series M Preferred stock issued in connection with debt conversions in December 2024 and February 2025.

In the three months ended August 31, 2025, the net loss from continuing operations totaled $2,898,155, as compared to a net loss from continuing operations of $1,533,519 for the same period in 2024 an increase of $1,364,636. The operating loss component increased by $1,733,585 in 2025, partially offset by an increase in the other income component of $368,949.

The net loss from discontinued operations for the three months ended August 31, 2025 was $0 as compared to $1,131 for the same period in 2024.

Our net loss applicable to common stockholders for the three months ended August 31, 2025, was $3,081,418, as compared to $1,545,338 for the same period in 2024, an increase of $1,536,080, or 99%. The increase was primarily attributable to an increase in operating loss from continued operations of $1,733,585 and an increase in preferred dividends of $172,575; partially offset by an increase in other income of $368,949 and a decrease in the loss from discontinued operations of $1,131.

Six Months Ended August 31, 2025 Compared to the Six Months Ended August 31, 2024

During the six months ended August 31, 2025, we recognized revenue of $896,475, as compared to $343,291 in the same period in 2024, an increase of $553,184, or 161%. The increase was primarily due to group travel-related revenues, a consortia payment, and commission income generated in connection with the Five Star Alliance luxury travel bookings.

Our cost of revenue for the six months ended August 31, 2025 was $691,994, as compared to $329,036 for the same period in 2024, an increase of $362,958, or 110%. The increase was primarily attributable to the increase in sales from the second quarter of 2025 as compared to the second quarter of 2024.

Our gross margin for the six months ended August 31, 2025 was 22.8%, as compared to 4.2% for the same period in 2024. The improvement in gross margin is primarily attributable to FSA travel bookings and group travel bookings.

Our total operating expenses for the six months ended August 31, 2025 were $8,047,095, as compared to $3,435,948 for the same period in 2024, an increase of $4,611,147, or 134%. The increase was primarily attributable to stock options granted to former directors and an increase in professional services expenses, as further discussed below. Non-cash expenses, primarily consisting of stock based compensation, stock options granted to former directors, common and preferred shares issued to third parties for services, and depreciation and amortization totaled $4,251,469, or 52.8% of our operating expenses for the six months ended August 31, 2025, and $544,571, or 15.9% of our operating expenses for the same period in 2024.

Salary and benefits costs were $1,392,453 for the six months ended August 31, 2025, as compared to $1,255,511 for the same period in 2024, an increase of $136,942, or 11%. The increase was comprised of: (a) an increase in salaries of $69,637 due to the addition of two Five Star Alliance employees pursuant to the acquisition; (b) an increase in taxes and benefits of $46,160; (c) an increase in SAR expense of $17,189 due to a revaluation in April 2025; and (d) an increase in bonus and commission expense of $8,764; partially offset by a decrease in severance expense of $4,808.

Stock-based compensation was $138,325 for the six months ended August 31, 2025, as compared to $30,235 for the same period in 2024. This increase of $108,090. was due to a stock option grant to an employee that was fully vested on the date of the grant.

We incurred general and administrative costs of $62,324 during the six months ended August 31, 2025, as compared to $49,231 in the same period in 2024, an increase of $13,093, or 27%. The increase was primarily the result of $21,460 in travel expenses incurred for conferences, partially offset by a decrease in payroll services fees of $7,712 as a result of changing payroll service providers, lower license and filing fees of $2,868, and lower rent expenses of $2,417.

We incurred marketing costs of $264,479 during the six months ended August 31, 2025, as compared to $207,536 during the same period in 2024. The increase of $56,943, or 27%, was for a consulting contract for marketing services of $75,744, increased Travel Magazine expenses of $53,776 aimed at driving traffic and generating business across all of our brands, and an increase media consulting expenses of $27,410 due to the engagement of a social media influencer agency. Partially offsetting the increase was a decrease of $88,560 in fees previously incurred from a former media advertising firm, and a decrease in contract labor of $11,427 due to the completion of project-based initiatives.

We incurred technology costs of $568,836 during the six months ended August 31, 2025, as compared to $325,691 during the same period in 2024. The increase of $243,145, or 75%, was primarily attributable to: (a) an increase in expenses in connection with Journy.tv of $222,775 for content licensing; (b) an increase in information technology and computer expenses of $11,715 primarily due to onboarding additional employees and use of outsourced IT services; (c) an increase in dues and subscriptions of $2,712 due to the implementation of our new CRM and business management system, Zoho One, partially offset by a decrease in marketing subscriptions; and (d) an increase in software expenses of $1,923 for hotel connections into the NextTrip database. Partially offsetting these increases is a net decrease of $1,610 in cloud database expenses primarily related to updating legacy code to optimize compatibility with our hosting infrastructure.

Professional service fees incurred in the six months ended August 31, 2025 were $2,598,548, as compared to $895,900 incurred during the same period in 2024, an increase of $1,702,648, or 190%. This increase was a result of: (a) an increase in investor relations expenses of $851,425 due to renewal of existing contracts and the addition of three new investor relations firms; (b) an increase in consulting fees of $381,889 due to contracts for services related to business development; (c) an increase in legal fees of $165,812 due to services related to various regulatory filings and acquisitions; (d) an increase in accounting expenses of $148,337 due to costs associated with technical accounting services related to the FSA, Journy.tv and TA Pipeline acquisitions, as well as a required two-year audit and first quarter financial statement review for FSA; (e) an increase in lending fees of $85,500 related to bridge loan financings; and (f) and increase in contract labor of $69,685 related to Journy.tv and other operations.

Organizational costs for the six months ended August 31, 2025, were $2,469,775, as compared to $109,189 for the same period in 2024, an increase of $2,360,586. The increase is primarily attributable to fully vested stock options granted to former directors.

Depreciation and amortization expense for the six months ended August 31, 2025 was $423,274, as compared to $383,000 for the same period in 2024, an increase of $40,274, or 11%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, Journy.tv, and the FSA tradename and software.

Other operating expenses were $129,081 for the six months ended August 31, 2025, as compared to $179,655 for the same period in 2024. The $50,574 decrease was primarily due to the reduced cost of D&O and other insurance costs of $37,695 and a net decrease in merchant processing fees of $18,878 due to engaging a new merchant processor with lower rates.

During the six months ended August 31, 2025, we realized net other income of $498,533, as compared to net other expense of $99,452 in the same period in 2024. The increase in net other income of $597,985 was primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable of $1,123,245, and the August 31, 2025 revaluation of the derivative liability which resulted in a decrease in the liability of $10,000, partially offset by: (a) a loss of $70,100 related to the extinguishment of debt; and (b) interest expense of $402,845 primarily in connection the amortization of the debt discount associated with bridge loans and (c) an increase in interest expense associated with notes payable and other expenses of $62,315.

Preferred dividends for the six months ended August 31, 2025 were $247,725, as compared to $21,376, for the same period in 2024. The increase was due to dividends paid to the holders of shares of Series L and Series M Preferred stock issued in connection with debt conversions in December 2024 and February of 2025.

The net loss on the share of net earnings from the equity method investment was $11,307 due to losses incurred in FSA from March 1, 2025 through April 9, 2025 when the full acquisition was finalized.

The net gain on discontinued operations for the six months ended August 31, 2025 was $0 as compared to $7,778 for the same period in 2024.

Our net loss applicable to common stockholders for the six months ended August 31, 2025, was $7,603,113, as compared to $3,534,743 for the same period in 2024, an increase of $4,068,370, or 115%. The increase was primarily attributable to an increase in operating loss from continued operations of $4,420,921 and an increase in preferred dividends of $226,349, a loss on the 49% share of net earnings for the equity method investee of $11,307, and a decrease in income from discontinued operation of $7,778, partially offset by an increase in other income of $597,985.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of August 31, 2025, we had $1,837,654 in cash and a working capital deficit of $1,477,647, as compared to $1,062,367 in cash and a working capital deficit of $105,577 as of February 28, 2025. Additionally, at August 31, 2025, the amount due under our related party line of credit totaled $2,831,575.

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

We received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Subsequent advances through August 2025 totaled $1,786,575, bringing the total outstanding principal at August 31, 2025 to $2,831,575. From September 1, 2025 through September 10, 2025 additional advances totaled $168,425, and as of September 10, 2025 the outstanding principal balance was $3,000,000, which is the maximum amount available under the MIP Line of Credit.

At August 31, 2025, there were other outstanding short-term notes payable in the aggregate amount of $563,501, which had maturity dates between September 15, 2025 and December 31, 2025.

Subsequent to August 31, 2025, on September 10, 2025, the Company entered into securities purchase agreements (each a “Series Q Purchase Agreement”) with Andy Kaplan and Jimmy Byrd, two of our independent directors, pursuant to which the Company issued and sold respectively, 31,250 and 50,000 restricted shares of newly designated Series Q Nonvoting Convertible Preferred Stock of the Company (the “Series Q Preferred”), (the “Series Q Offering”) at a purchase price of $3.20 per share, resulting in proceeds to the Company of $260,000.

On September 26, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $269,000. The note includes an OID of $37,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $151,985 due on March 30, 2026, and the remaining four equal installments of $21,484 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC.

On October 8, 2025, the Company entered into a securities purchase agreement with Caesar Capital Group LLC, pursuant to which the Company issued and sold 62,500 shares of common stock at a purchase price of $3.20 per share, resulting in total proceeds of $200,000.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations totaled $470,283 during the six months ended August 31, 2025 as compared to $1,960,326 during the same period in 2024, a decrease of $1,490,043, or 76.0%.

During the six months ended August 31, 2025, the net cash used in operating activities was the result of a net loss of $7,355,388 before payment of preferred dividends, partially offset by changes in working capital of $2,149,102, and non-cash expenses of $4,736,003 related to stock options issued to former directors totaling $2,368,709, employee stock-based compensation of $138,325, depreciation and amortization of $423,274, amortization of prepaid expenses of $1,323,199, amortization of debt discount of $402,846, a write-off of technology costs of $19,550 related to an abandoned software implementation, and a loss on the extinguishment of debt of $70,100, partially offset by a gain on the derivative liability of $10,000. Changes in working capital were driven by an increase in deferred revenue of $2,000,939 related to the TA Pipeline acquisition, an increase in accounts payable and accrued expenses of $87,598, a decrease in prepaid expenses of $206,382, and the assumption of the SBA EIDL loan from FSA of $98,532 partially offset by an increase in accounts receivable of $244,349.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended August 31, 2025 was $1,752,168, which compares to $389,568 of cash used in investing activities during the same period of 2024, an increase of $1,362,600, or 349.8%. The increase resulted from $900,000 related to the acquisition of FSA, $300,000 related to the Journy.tv asset purchase and $443,168 related to the acquisition of TA Pipeline LLC, partially offset by a decrease of $280,568 in capitalized software development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended August 31, 2025 was $2,997,738 as compared to $2,120,317 for the same period in 2024. The increase of $877,421, or 41.4%, was due to an increase in advances from related parties of $654,683 and proceeds from private placements of $396,500, partially offset by a reduction in notes payable of $173,762.

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

As of August 31, 2025, we had $1,837,654 in cash and a working capital deficit of $1,477,647. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2025, the Company issued 75,000 restricted shares of common stock, at a price of $3.02 per share, to Force Family Network pursuant to a contract to provide investor relations services.

On June 16, 2024, the Company issued 4,636 restricted shares of common stock, at a price of $3.46 per share, to Donohoe Advisory Services as payment for services rendered related to the Company’s Nasdaq Initial Listing Application.

On June 24, 2025, the Company sold 86,092 restricted shares of common stock to Jimmy Byrd, at a price of $3.02 per share.

On June 24, 2025, the Company issued 594 shares of restricted common stock to Something Great, at a price of $3.37 per share, as payment for services rendered.

On July 10, 2025, the Company sold 75,000 restricted shares of common stock to KC Global Media Asia LLC, at a price of $3.02 per share.

On July 22, 2025, the Company issued 3,000 restricted shares of common stock to MercTech Holdings at a price of $3.15 per share and 1,000 restricted shares of common stock to Nishant Kapoor at a price of $4.02 per share, both as payment for IT contractor services provided.

On July 27, 2025, the Company issued 15,000 restricted shares of common stock, at a price of $3.97 per share, to Karen Morgan pursuant to a consulting contract related to the development and launch of a dedicated beauty and wellness FAST channel.

On August 1, 2025, the Company issued 20,000 restricted shares of common stock to David Thomas at a price of $3.74 per share pursuant to a contract to provide investor relations services.

On August 12, 2025, the Company issued 10,000 restricted shares of common stock to Michal Byrd at a price of $3.99 per share pursuant to a contract to provide investor relations services.

On August 18, 2025, the Company issued 20,000 restricted shares of common stock to VIP Meetings at a price of $3.55 per share pursuant to a contract to provide investor relations services.

On August 21, 2025, the Company issued 20,000 restricted shares of common stock to Christopher LaCoursiere at a price of $3.73 per share pursuant to a contract to provide investor relations services.

On August 24, 2025, the Company issued 30,000 restricted shares of common stock to Balencic Consulting at a price of $3.47 per share pursuant to a contract to provide investor relations services.

On August 25, 2025, the Company issued 30,000 restricted shares of common stock to Jimmy Caplan at a price of $3.30 per share pursuant to a contract to provide investor relations services.

On August 29, 2025, the Company issued 36,283 restricted shares of common stock to the holders of the Company’s Series L and M preferred stock as a dividend.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended August 31, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, by and among NextTrip, Inc., TA Pipeline LLC, and the Members of TA Pipeline LLC, dated August 6, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025, and incorporated herein by reference).
4.1*	Warrant by and between the Company and Alumni Capital LP, dated August 20, 2025.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

October 15, 2025	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

October 15, 2025	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

