Form 10-Q
period 2025-11-30
NextTrip, Inc.
filed 2026-01-14
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 13, 2026, the issuer had 13,666,807 shares of common stock outstanding, inclusive of 96,774 shares of common stock classified as mezzanine equity.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2025	February 28, 2025
	(unaudited)

ASSETS
Cash and cash equivalents	$2,427,299	$1,062,367
Accounts receivable, net	372,438	22,567
Prepaid expenses and other current assets	1,501,534	1,380,575
Total Current Assets	4,301,271	2,465,509
Non-Current Assets
Property and equipment, net	2,232	4,119
Intangible assets, net	3,809,004	2,127,368
Security deposit	40,167	30,167
Goodwill	3,123,684	1,167,805
Equity investments	2,415,000	3,407,610
Other prepaid assets	733,575	733,575
Total Non-Current Assets	10,123,662	7,470,644
Total Assets	$14,424,933	$9,936,153

LIABILITIES
Current Liabilities
Accounts payable	$1,238,095	$1,184,404
Accrued expenses	857,523	721,382
Deferred revenue	1,692,424	97,770
Derivative liability	80,000	-
Contingent consideration	180,000	-
Note payable	1,003,353	506,004
Notes payable - related parties	-	61,526
Total Current Liabilities	5,051,395	2,571,086
Non-Current Liabilities
SBA EIDL loan	98,358	-
Line of Credit – related parties	3,000,000	-
Total Non-Current Liabilities	3,098,358	-
Total Liabilities	8,149,753	2,571,086

Commitments and Contingencies	-	-

Mezzanine Equity
Common Stock, par value $0.001; 250,000,000 shares authorized; 96,774 and 0 shares issued and outstanding, respectively	387,000	-

Stockholder’s Equity
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 33,316 and 3,106,616 shares issued and outstanding, respectively	34	3,107
Common Stock, par value $0.001; 250,000,000 shares authorized; 12,552,742 and 1,656,738 shares issued and outstanding, respectively	12,552	1,657
Additional Paid in Capital	51,114,785	41,710,126
Accumulated deficit	(45,239,191)	(34,349,823)
Total Stockholders’ Equity	5,888,180	7,365,067
Total Liabilities, Mezzanine and Stockholders’ Equity	$14,424,933	$9,936,153

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Revenue	$1,200,130	$74,635	$2,096,605	$417,926
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	982,652	76,751	1,674,646	405,788
Gross profit (loss)	217,478	(2,116)	421,959	12,138

Operating Expenses:
Salaries and benefits	669,131	690,524	2,061,580	1,946,035
Stock based compensation	-	6,227	138,325	36,463
General and administrative	62,094	31,533	124,418	80,764
Sales and marketing	60,080	30,529	324,560	238,065
Professional service fees	1,787,116	517,760	4,385,664	1,413,660
Technology	310,217	227,845	879,053	553,536
Organization costs	54,901	40,030	2,524,676	149,219
Depreciation and amortization	272,628	148,803	695,902	531,803
Other expenses	86,093	78,160	215,175	257,814
Total Operating Expenses	3,302,260	1,771,411	11,349,353	5,207,359
Operating loss	(3,084,782)	(1,773,527)	(10,927,394)	(5,195,221)

Other Income (Expenses)
Other Income (expense)	149,517	-	1,272,761	-
Gain (loss) on derivative liability	40,000	-	50,000	-
Gain (loss) on extinguishment of liability	(25,500)	-	(95,600)	-
Interest income (expense), net	(354,801)	(236,302)	(919,413)	(335,754)
Total Other Income (Expense)	(190,784)	(236,302)	307,748	(335,754)
Net income (loss) from continuing operations before taxes	(3,275,566)	(2,009,829)	(10,619,646)	(5,530,975)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee	(3,275,566)	(2,009,829)	(10,619,646)	(5,530,975)
Share of net income (loss) of equity method investee	-	-	(11,307)	-
Net gain (loss) from continuing operations	$(3,275,566)	$(2,009,829)	$(10,630,953)	$(5,530,975)
Net gain (loss) from discontinued operations, net of taxes	-	566	-	$8,344
Net income (loss)	$(3,275,566)	$(2,009,263)	$(10,630,953)	$(5,522,631)
Preferred dividends	(10,689)	(10,688)	(258,415)	(32,063)
Net Income (Loss) Applicable to Common Stockholders	$(3,286,255)	$(2,019,951)	$(10,889,368)	$(5,554,694)
Basic and diluted loss per common share from continuing operations	$(0.37)	$(0.35)	$(1.39)	$(1.35)
Basic and diluted loss per common share from discontinued operations	$-	$-	$-	$-
Basic and diluted loss per common share	$(0.37)	$(0.35)	$(1.39)	$(1.35)
Basic and diluted weighted average number of common shares	8,965,103	5,811,765	7,821,210	4,116,003

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended November 30, 2025, and November 30, 2024

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, August 31, 2025	3,388,874	$3,389	8,117,979	$8,118	$47,532,965	$(41,952,936)	$5,591,536
Net income (loss)	-	-	-	-	-	(3,275,566)	(3,275,566)
Preferred stock dividends	-	-	-	-	10,689	(10,689)	-
Issuance of securities pursuant to private placements	81,250	81	600,934	601	2,074,618	-	2,075,300
Issuance of common shares for third party services	-	-	304,992	305	1,343,635	-	1,343,940
Issuance of Securities in connection with debt conversion	47,803	48	-	-	152,922	-	152,970
Conversion of preferred shares to common shares pursuant to shareholder approval	(3,484,611)	(3,484)	3,484,611	3,484	-	-	-
Cashless exercise of warrants	-	-	44,226	44	(44)	-	-

Balances, November 30, 2025	33,316	$34	12,552,742	$12,552	$51,114,785	$(45,239,191)	$5,888,180

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, August 31, 2024	93,295	$94	1,388,641	$1,389	$27,550,296	$(27,685,882)	$(134,103)
Net loss	-	-	-	-	-	(2,009,263)	(2,009,263)
Preferred stock dividends	-	-	-	-	10,688	(10,688)	-
Issuance of convertible preferred shares	132,225	132	-	-	399,188	-	399,320
Issuance of common shares for third party services	-	-	40,851	41	124,315	-	124,356
Warrants Issued in Connection with Bridge Loan Financing	-	-	-	-	198,117	-	198,117
Stock Based Compensation	-	-	-	-	6,227	-	6,227

Balances, November 30, 2024	225,520	$226	1,429,492	$1,430	$28,288,831	$(29,705,833)	$(1,415,346)

See accompanying notes to condensed financial statements.

For the Nine Months Ended November 30, 2025, and November 30, 2024

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067
Net loss	-	-	-	-	-	(10,630,953)	(10,630,953)
Preferred stock dividends	-	-	81,925	82	258,333	(258,415)	-
Issuance of preferred shares for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for JOURNY.tv asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of securities pursuant to private placements	81,250	81	762,026	762	2,560,957	-	2,561,800
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares for third party services	-	-	659,223	659	2,598,400	-	2,599,059
Securities issued in connection with debt conversion	47,803	48	-	-	317,886	-	317,934
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Cashless exercise of warrants	-	-	44,226	44	(44)	-	-
Conversion of preferred shares to common shares pursuant to shareholder approval	(3,484,611)	(3,484)	3,484,611	3,484	-	-	-
Issuance of securities for directors’ services	-	-	-	-	2,368,709	-	2,368,709
Issuance of stock options to employees	-	-	-	-	138,325	-	138,325

Balances, November 30, 2025	33,316	$34	12,552,742	$12,552	$51,114,785	$(45,239,191)	$5,888,180

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net loss	-	-	-	-	-	(5,522,631)	(5,522,631)
Preferred stock dividends	-	-	-	-	32,063	(32,063)	-
Issuance of convertible preferred shares	162,026	162	-	-	489,158	-	489,320
Issuance of common shares for conversion of preferred stock	(409,502)	(410)	409,502	410	-	-	-
Issuance of common shares for third party services	-	-	42,709	43	130,957	-	131,000
Issuance of Common Shares as Commitment Shares	-	-	40,851	41	124,315	-	124,356
Warrants Issued in Connection with Bridge Loan Financing	-	-	-	-	198,117	-	198,117
Stock Based Compensation	-	-	-	-	36,463	-	36,463

Balances, November 30, 2024	225,520	$226	1,429,492	$1,430	$28,288,831	$(29,705,833)	$(1,415,346)

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	November 30, 2025	November 30, 2024
OPERATING ACTIVITIES
Net Income (Loss) – Continuing Operations	$(10,630,953)	$(5,530,975)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	695,902	531,803
Amortization of debt discount	648,585	157,280
Amortization of prepaid expenses	2,376,669	-
Write-off of capitalized technology expenses	19,550	-
Gain on derivative liability	(50,000)	-
Stock-based compensation - employees	138,325	36,463
Stock-based compensation - directors	2,368,709	-
Issuance of preferred stock for third party services	-	199,320
Issuance of commitment shares	-	124,356
Loss on extinguishment of liability	95,600	-

Change in Assets and Liabilities:
Accounts receivable	(349,871)	18,329
Prepaid expenses	281,216	(152,452)
Accounts payable and accrued expenses	427,410	1,518,161
Deferred revenue	1,537,998	(49,724)
Security deposit	(10,000)	3,742
NET CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,450,860)	(3,143,697)
NET CASH PROVIDED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	8,344
NET CASH USED IN OPERATING ACTIVITIES	(2,450,860)	(3,135,353)

INVESTING ACTIVITIES
Capitalized software development costs	(109,000)	(468,751)
TA Pipeline LLC acquisition	(443,168)	-
FSA Travel LLC acquisition	(900,000)	-
JOURNY.tv asset purchase	(300,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,752,168)	(468,751)

FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred shares	260,000	290,000
Proceeds from issuance of common shares	2,301,800	-
Notes Payable	292,735	863,556
Advances from related parties	2,713,425	2,142,128
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,567,960	3,295,684

NET CHANGE IN CASH FOR PERIOD	1,364,932	(308,420)

CASH AT BEGINNING OF PERIOD	1,062,367	323,805

CASH AT END OF PERIOD	$2,427,299	$15,385

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of preferred shares pursuant to FSA Travel, LLC acquisition	$875,641	$-
Issuance of common shares pursuant to JOURNY.tv asset purchase	$115,200	$-
Issuance of common shares pursuant to TA Pipeline LLC acquisition	387,000	-
Issuance of common shares for third party services	$2,599,059	$131,000
Issuance of securities pursuant to debt conversions	$317,934	$-
Issuance of common stock warrants in connection with bridge financing	$177,398	$198,117
Preferred stock dividends	$258,415	$32,063
Disclosure of Cash Paid for:
Interest	$114,363	$40,764
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

November 30, 2025

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

The Company’s corporate office is located at 3900 Paseo del Sol, Santa Fe New Mexico 87507. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, NextTrip Holdings Inc. incorporated on October 22, 2015, Extraordinary Vacations USA, Inc., incorporated on June 24, 2002, Five Star Alliance, LLC, organized on March 9, 2018, and TA Pipeline, LLC, organized on July 1, 2021.

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

Going Concern - As of November 30, 2025, and February 28, 2025, the Company had an accumulated deficit of $45,239,191 and $34,349,823, respectively, and working capital deficit of $750,124 and $105,577, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of the filing of this Report.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2025 and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2025. The results of operations for the period ended November 30, 2025 are not necessarily indicative of the operating results for the full year.

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

Put Option

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The derivative liability at November 30, 2025 results from an option (the “Put Option”), which is embedded in the restricted common shares issued by the Company pursuant to the acquisition of TA Pipeline LLC (“TA”).

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

The fair values of the Put Option and the TA Milestone Payment measured on a recurring basis are as follows:

	November 30, 2025		Date of Issuance – August 6, 2025
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – Put Option	$80,000	Level 3	$130,000	Level 3
Contingent Consideration – TA Milestone Payment	$180,000	Level 3	$180,000	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

	Put Option	TA Milestone Payment
Fair Value on Issuance Date	$130,000	$180,000
Change in fair value	$(50,000)	-
Fair value on November 30, 2025	$80,000	$180,000

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At November 30, 2025 and 2024, the Company had the following common shares underlying these instruments:

	November 30,
	2025	2024
Warrants	3,328,651	679,737
Stock Options	806,250	78,867
Preferred Stock	36,519	228,514
Total Underlying Common Shares	4,171,420	987,118

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods three and nine months ended November 30, 2025, and 2024:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2025	2024	2025	2024

Loss from continuing operations	$(3,275,566)	$(2,009,829)	$(10,630,953)	$(5,530,975)
Preferred dividends	$(10,689)	$(10,688)	$(258,415)	$(32,063)
Loss from continuing operations applicable to common stockholders	(3,286,255)	(2,020,517)	(10,889,368)	(5,563,038)
Gain (loss) from discontinued operations applicable to common stockholders	-	566	-	8,344
Net loss applicable to common stockholders	$(3,286,255)	$(2,019,951)	$(10,889,368)	(5,554,694)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	8,965,103	5,811,765	7,821,210	4,116,003

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At November 30, 2025, the Company had outstanding warrants to purchase 3,328,651 shares of common stock; stock options exercisable for 806,250 shares of common stock; 316 shares of Series E Preferred Stock (“Series E Preferred”), which could be converted into 3,519 shares of common stock, and 33,000 shares of Series H Convertible Preferred Stock (“Series H Preferred”), convertible into 33,000 shares of common stock, resulting in a potential total additional 4,171,420 shares of common stock outstanding in the future.

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

Segment Reporting - In response to recent acquisitions and expanded business activities, during the third quarter of Fiscal 2026, our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we report our financial performance based on our new segments, “Travel” and “Media”. A detailed description of our operating segments as of November 30, 2025 can be found in NOTE 13 to the Financial Statements and the Overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Prior periods have been recast to conform to these newly identified segments.

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

NOTE 7 – Intangible Assets

Intangible assets as of November 30, 2025, and February 28, 2025 consisted of the following:

	November 30, 2025	February 28, 2025
Software Development	$6,416,999	$7,267,778
Software Licenses	645,036	789,576
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	-
FSA Software Agreements	680,000	-
TA Pipeline, LLC Tradename	160,000	-
TA Pipeline, LLC Supplier and Agency Agreements	750,000	-
JOURNY.tv – Trade Name	138,400	-
JOURNY.tv Distribution Agreements	276,800	-
Total	9,353,788	8,063,637
Accumulated amortization	(5,544,784)	(5,936,269)
Intangible assets, net of amortization	$3,809,004	$2,127,368

Amortization expense for the three months ended November 30, 2025, and 2024 was $271,999 and $148,032, respectively. Amortization expense for the nine months ended November 30, 2025, and 2024 was $694,015 and $531,093, respectively.

During the three and nine months ended November 30, 2025, and 2024, the Company recorded no impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2026 (Remaining)	$266,311
2027	942,534
2028	506,757
2029	280,996
Thereafter	1,239,271
$3,235,869

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

Acquisition of FSA Travel, LLC

As of November 30, 2025, preliminary goodwill of $1,669,058 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 4, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

Acquisition of TA Pipeline LLC

As of November 30, 2025, preliminary goodwill of $286,824 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 6, Acquisition of TA Pipeline, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 9 – Notes Payable

Prior to his appointment as a director on July 28, 2025, on May 24, 2024, the Company sold a short-term promissory note to Stephen Kircher in the aggregate principal amount of $100,000. The note bore interest at 7.5% per annum and had a maturity date of the earlier of completion of a public financing or October 31, 2024. Mr. Kircher consented to extend the maturity date on a month-to-month basis, and on September 15, 2025, Mr. Kircher and the Company entered into a debt conversion agreement, whereby the entire principal amount plus accrued interest was converted into 34,223 shares of Series Q Convertible Preferred stock at a price of $3.20 per share. On November 19, 2025, such preferred shares were automatically converted to 34,223 shares of common stock pursuant shareholder approval obtained at the Company’s Annual Meeting of Shareholders.

Prior to her appointment as a director on July 28, 2025, on June 26, 2024, the Company sold a short-term promissory note to Carmen Diges in the aggregate principal amount of $40,000. The note bore interest at 7.5% per annum and had a maturity date of June 25, 2025. Ms. Diges consented to extend the maturity date on a month-to-month basis. On September 15, 2025, Ms. Diges and the Company entered into a debt conversion agreement, whereby the entire principal amount plus accrued interest was converted into 13,580 shares of Series Q Convertible Preferred stock at a price of $3.20 per share. On November 19, 2025, such preferred shares were automatically converted to 13,580 shares of common stock pursuant shareholder approval obtained at the Company’s Annual Meeting of Shareholders.

On December 31, 2024, the Company sold a short-term promissory note to SIS II, a private investor, in the aggregate principal amount of $220,000 (the “SIS II Note”). The note bears guaranteed interest of 15%, or $33,000, payable in full on the issue date by the issuance of 10,927 shares of the Company’s Series K Preferred. The note has a maturity date of December 31, 2025, and may be prepaid at any time without penalty. Additionally, the Company issued a warrant to the investor to purchase up to 220,000 shares of common stock with an exercise price of $4.00 per share and a three-year term. In accordance with ASC 470-20-25-2, the proceeds of the short-term promissory note were allocated to the note and the warrant based on the relative fair values of the note without the warrant and of the warrant itself at time of issuance, with the portion of the proceeds allocated to the warrants accounted for as paid-in capital, and the remainder of the proceeds allocated to the note. The relative fair value of the warrant at the time of issuance that was allocated to additional paid-in capital was $179,913. As of November 30, 2025, the balance on the note, net of the unamortized debt discount, was $201,915.

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

Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of November 30, 2025, the balance on the note, net of the unamortized debt discount was $21,026.

On August 20, 2025, the Company entered into a securities purchase agreement (the “Note & Warrant SPA”) with Alumni Capital LP (“Alumni Capital”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants (“Warrants”) to Alumni Capital for total consideration of $300,000. After deducting commissions, net proceeds to the Company were $276,000. The Alumni Note is in the principal amount of $360,000 with an OID of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which was due and payable on November 20, 2025. On November 18, 2025, Alumni agreed to extend the note until December 31, 2025 for additional interest of $10,000. On December 30, 2025 the Company paid the note in full, including accrued and additional interest thereon. As of November 30, 2025, the balance on the Alumni Note, net of the unamortized debt discount, was $360,000.

On September 26, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $269,000. The note includes an OID of $37,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $151,985 due on March 30, 2026, and the remaining four equal installments of $37,996 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of November 30, 2025, the balance on the note, net of the unamortized debt discount was $239,738.

On October 24, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $196,000. The note includes an OID of $27,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in ten equal installments of $22,148, with the first payment due on November 30, 2025, and the remaining nine installments are due on the 30th of each of the next nine successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of November 30, 2025, the balance on the note, net of the unamortized debt discount was $149,429.

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

As of November 30, 2025, the balance of the loan was $98,358.

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

The Company received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Additional advances through November 30, 2025 totaled $1,955,000, bringing the total amount advanced under the line to $3,000,000, which is the maximum amount available under the MIP Line of Credit.

On September 10, 2025, the Company entered into securities purchase agreements (each a “Series Q Purchase Agreement”) with Andy Kaplan and Jimmy Byrd, two of our independent directors, pursuant to which the Company issued and sold respectively, 31,250 and 50,000 restricted shares of newly designated Series Q Nonvoting Convertible Preferred Stock of the Company (the “Series Q Preferred”), at a purchase price of $3.20 per share. On November 19, 2025, such preferred shares were automatically converted to 31,250 and 50,000 shares of common stock, respectively, pursuant shareholder approval obtained at the Company’s Annual Meeting of Shareholders.

On September 15, 2025, we entered into debt conversion agreements with Carmen Diges and Stephen Kircher, two of our independent directors, whereby they agreed to convert existing unsecured promissory notes, including accrued interest, into shares of our Series Q Preferred stock. Ms. Diges converted $43,456 of outstanding principal plus accrued interest through September 3, 2025 into 13,580 restricted shares of Series Q Preferred stock at a conversion price of $3.20 per share, and Mr. Kircher converted $109,514 of outstanding principal plus accrued interest through September 3, 2025 into 34,223 shares of Series Q Preferred stock at a conversion price of $3.20 per share. On November 19, 2025, such preferred shares were automatically converted to 13,580 and 34,223 shares of common stock, respectively, pursuant shareholder approval obtained at the Company’s Annual Meeting of Shareholders.

On November 4, 2025, the Company entered into a securities purchase agreement with KC Global Media Asia LLC, pursuant to which the Company sold and issued 33,400 restricted shares of Common Stock of the Company at a purchase price of $3.00 per share, together with a warrant to purchase up to 16,000 shares of Common Stock at an exercise price of $3.00 per share. The warrant may be exercised on a cashless basis and has a term of three years from the initial exercise date. Andy Kaplan, one of our independent directors, is the Chairman of KC Global Media Asia, LLC.

The total amounts due to related parties at November 30, 2025 and February 28, 2025 totaled $3,000,000 and $61,526, respectively.

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

Common Stock

The Company has 250,000,000 shares of common stock authorized for issuance pursuant to its amended and restated articles of incorporation, as amended (“Charter”). At November 30, 2025 and February 28, 2025, there were 12,552,742 and 1,656,738 shares of common stock, par value $0.001 per share, issued and outstanding, respectively. All shares of common stock have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

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

In the third quarter of 2025, the Company issued 3,484,611 shares of common stock pursuant to the conversion of the outstanding shares of Series I, J, K, L, M, N, O, P, and Q convertible preferred stock upon receipt of shareholder approval at the Annual Meeting of Stockholders, 60,000 shares of common stock in connection with various investor relations consulting contracts, 200,000 shares of common stock in connection with strategic marketing and business development contracts, 10,000 shares of common stock as partial consideration pursuant to third party contractor services, 34,993 shares of common stock to various vendors as settlement for outstanding invoices, 44,226 shares of common stock pursuant to the cashless exercise of warrants, and 600,934 shares issued to investors in private placements.

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

On November 19, 2025, following shareholder approval at the Company’s Annual Meeting of Shareholders, 3,484,611 shares of outstanding convertible preferred stock were automatically converted into common shares of the Company on a one-for-one basis pursuant to the respective Certificates of Designation.

An aggregate of 33,316 and 3,106,616 shares of preferred stock were issued and outstanding at November 30, 2025 and February 28, 2025, respectively, as further discussed below.

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

At November 30, 2025, 316 shares of Series E Preferred were outstanding, which if converted as of November 30, 2025, including the make-whole dividends, would have resulted in the issuance of 3,519 shares of common stock.

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

At November 30, 2025, 33,000 shares of Series H Preferred were outstanding, which if converted as of November 30, 2025, would have resulted in the issuance of 33,000 shares of common stock.

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

On November 19, 2025 all 500,442 shares of Series I Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series I Convertible Preferred were outstanding.

Series J Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series J Nonvoting Convertible Preferred Stock (the “Series J Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 297,788 shares of the Company’s preferred stock as Series J Preferred, par value $0.001 per share.

On November 19, 2025 all 297,788 shares of Series J Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series J Convertible Preferred were outstanding.

Series K Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series K Nonvoting Convertible Preferred Stock (the “Series K Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 60,595 shares of the Company’s preferred stock as Series K Preferred, par value $0.001 per share.

On November 19, 2025 all 60,595 shares of Series K Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series K Convertible Preferred were outstanding.

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

On November 19, 2025 all 1,076,156 shares of Series L Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series L Convertible Preferred were outstanding.

.

Series M Nonvoting Convertible Preferred Stock

On January 3, 2025, the Company filed a Certificate of Designation of Series M Nonvoting Convertible Preferred Stock (the “Series M Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 165,562 shares of the Company’s preferred stock as Series M Preferred, par value $0.001 per share.

On November 19, 2025 all 133,278 shares of Series M Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series M Convertible Preferred were outstanding.

Series N Nonvoting Convertible Preferred Stock

On January 30, 2025, the Company filed a Certificate of Designation of Series N Convertible Preferred Stock (the “Series N Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 500,000 shares of the Company’s preferred stock as Series N Preferred, par value $0.001 per share.

On November 19, 2025 all 500,000 shares of Series N Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series N Convertible Preferred were outstanding.

Series O Nonvoting Convertible Preferred Stock

On February 6, 2025, the Company filed a Certificate of Designation of Series O Nonvoting Convertible Preferred Stock (the “Series O Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 451,614 shares of the Company’s preferred stock as Series O Preferred, par value $0.001 per share.

On November 19, 2025 all 443,549 shares of Series O Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series O Convertible Preferred were outstanding.

Series P Nonvoting Convertible Preferred Stock

On February 25, 2025, the Company filed a Certificate of Designation of Series P Nonvoting Convertible Preferred Stock (the “Series P Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 343,750 shares of the Company’s preferred stock as Series P Preferred, par value $0.001 per share.

On November 19, 2025 all 343,750 shares of Series P Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series P Convertible Preferred were outstanding.

Series Q Nonvoting Convertible Preferred Stock

On September 12, 2025, the Company filed a Certificate of Designation of Series Q Convertible Preferred Stock (the “Series Q Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 200,000 shares of the Company’s preferred stock as Series Q Convertible Preferred Stock, par value $0.001 per share.

On September 10, 2025, the Company entered into securities purchase agreements (each a “Series Q Purchase Agreement”) with Jimmy Byrd and Andy Kaplan, two of our independent directors, pursuant to which the Company issued and sold 50,000 and 31,250 restricted shares, respectively, of newly designated Series Q Nonvoting Convertible Preferred Stock of the Company (the “Series Q Offering”) at a purchase price of $3.20 per share.

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

On November 19, 2025 all 129,053 shares of Series Q Preferred were converted to common shares on a one-for-one basis, and as of November 30, 2025, no shares of Series Q Convertible Preferred were outstanding.

Exchange Cap

Each of the Series J, K, L, M, N, O, P and Q Offerings included conversion or exercise limitations which provided that the Company shall not issue or sell any shares of Common Stock pursuant to the conversions of preferred stock to the extent that after giving effect thereto, the aggregate number of shares of Common Stock that would be issued would exceed 19.99% of the shares of Common Stock outstanding on the date of each such Offering (which number of shares shall be reduced, on a share-for-share basis, by the number of shares of Common Stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by each such separate Offering under applicable rules of the Nasdaq Capital Market) (the “Exchange Cap”) unless and until the Company elects to solicit stockholder approval of the issuance of Common Stock as contemplated by the Purchase Agreements and the stockholders of the Company have in fact approved such issuance in accordance with the applicable rules and regulations of the Nasdaq Capital Market. Such stockholder approval was obtained at the Company’s Annual Shareholder Meeting held on November 14, 2025, resulting in the automatic conversion of all outstanding shares of the Series J, K, L, M, N, O, P, and Q preferred.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan, and as of November 30, 2025, 6,193,750 shares are available for future issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of November 30, 2025.

On March 26, 2025, under the terms of the 2013 Equity Incentive Plan, all outstanding options terminated upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

During the three months ended November 2025 and 2024, the Company did not issue any stock options. During the nine months ended November 30, 2025 and 2024, the Company granted and issued stock options to purchase an aggregate of 806,250 and 0, respectively, shares of common stock under the 2023 Plan.

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

Total stock-based compensation expense included in the statements of operations for the three months ended November 30, 2025 and 2024 was $0 and $6,227, respectively, and for the nine months ended November 30, 2025 and 2024 was $138,325 and $36,463 respectively, all of which is related to stock options.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the nine months ended November 30, 2025. There were no grants issued during the three months ended November 30, 2024:

2025
Dividend yield	0.0%
Risk-free interest rate	3.83%-4.08%
Expected volatility	122.5%-139.7%
Expected life (in years)	2.68

Option activity for the nine months ended November 30, 2025 and the year ended February 28, 2025 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 29, 2024	85,300	60.50	2.52	-

Exercised	-	-	-	-
Forfeited or cancelled	(8,958)	125.65	-	-
Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	806,250	4.60	2.43	159,059
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding November 30, 2025	806,250	4.60	2.43	159,059
Options expected to vest in the future as of November 30, 2025	-	-	-	-
Options exercisable at November 30, 2025	806,250	4.60	2.43	159,059
Options vested, exercisable, and options expected to vest at November 30, 2025	806,250	4.60	2.43	159,059

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At November 30, 2025, 381,250 options had an exercise price below the $3.72 closing price of our common stock as reported on The Nasdaq Capital Market.

At November 30, 2025, there was no unrecognized stock-based compensation expense related to unvested stock options.

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

The Company did not grant any SARs during the nine months ended November 30, 2025 or November 30, 2024.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the nine months ended November 30, 2025 and the year ended February 28, 2025 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 29, 2024	40,390	44.77	2.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(167)	37.40	-	-
SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(3,907)	52.60	-	-
SARs outstanding November 30, 2025	36,316	43.96	1.41	-
SARs expected to vest in the future as of November 30, 2025	-	-	-	-
SARs exercisable at November 30, 2025	36,316	43.96	1.41	-
SARs vested, exercisable, and SARs expected to vest at November 30, 2025	36,316	43.96	1.41	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At November 30, 2025, no SARs had an exercise price below the $3.72 closing price of our common stock as reported on The Nasdaq Capital Market.

At November 30, 2025, there was no unrecognized stock-based compensation expense related to unvested SARs.

Warrants

The fair value of warrants issued during the nine months ended November 30, 2025 was estimated using the Black-Scholes model with the following assumptions. There were 196,774 warrants issued for the nine months ended November 30, 2024:

Assumptions:

	2025	2024
22024 Dividend yield	0.0%	0.0%
Risk-free interest rate	3.7%-4.1%	3.5%-4.3%
Expected volatility	119.6%-160.5%	127.1%-151.6%
Expected life (in years)	1.5-5.0	3.0-5.0

Warrant activity for the nine months ended November 30, 2025 and the year ended February 28, 2025 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 29, 2024	486,165	9.94	1.96
Granted	2,637,887	4.80	4.24
Exercised	(104,965)	3.02	-
Forfeited or cancelled	(3,202)	108.37	-
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	556,104	3.38	3.43
Exercised	(237,429)	3.02	-
Forfeited or cancelled	(5,909)	226.00	-
Warrants outstanding at November 30, 2025	3,328,651	4.79	3.38

NOTE 13 – Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of Fiscal 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal 2026, we report our financial performance based on our new segments: “Travel” and “Media”. Our Travel segment provides travelers with a full range of travel services through its NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides and inspiration for travelers. We leverage our media brands—TravelMagazine.com and JOURNY.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. Additional information regarding our operating segments can be found in the overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Prior periods disclosed below have been recast to conform to these newly identified segments.

Our primary operating metric is Operating Income (Loss). Operating Income (Loss) for our Travel and Media segments includes direct expenses of the segments as well as allocations of certain expenses, primarily salaries and benefits, third party contractors, sales and marketing, and technology We base the allocations primarily on transaction volumes and other usage metrics. We do not allocate shared corporate expenses such as accounting, human resources, certain information technology and legal to our reportable segments. We include these expenses in Corporate. Our allocation methodology will be periodically evaluated and may change as the segments evolve.

Our CODM currently uses Operating Income (Loss) to assess performance in the monthly financial review process. Because our segments have been newly formed, the financial reporting framework continues to be under development and in the future will be used to assess performance and allocate resources for the segments in the annual budget and quarterly forecasting processes. The CODM will consider budget-to-actual variances on a monthly basis using Operating Income (Loss) when making decisions about allocating capital and personnel to the segments. The CODM also anticipates using Operating Income (Loss) to assess the performance and compensation of certain employees.

Corporate includes unallocated corporate functions including finance and administration, technology, and corporate development. In addition, we record amortization of intangible assets and any related impairment, investor relations, stock-based compensation expense, legal and audit, directors’ compensation and other items excluded from segment operating performance in Corporate. Such amounts are detailed in our segment reconciliation below.

The following tables present our segment information for the three and nine months ended November 30, 2025 and 2024. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation and amortization is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision maker.

All of our revenues are attributed to customers located in the United States; therefore, no revenues are reported from foreign geographic areas.

	Three Months Ended November 30, 2025
	Media	Travel	Corporate	Total
Revenue	$21,098	$1,179,032	$-	$1,200,130
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	982,652	-	982,652
Gross profit (loss)	21,098	196,380	-	217,478

Operating Expenses:
Salaries and benefits	66,911	240,965	361,255	669,131
Stock based compensation	-	-	-	-
General and administrative	14,476	19,872	27,746	62,094
Sales and marketing	23,361	36,686	33	60,080
Professional service fees	240,094	20,695	1,526,327	1,787,116
Technology	143,145	82,465	84,607	310,217
Organization costs	-	-	54,901	54,901
Depreciation and amortization	-	-	272,628	272,628
Other expenses	-	32,556	53,537	86,093
Total Operating Expenses	487,987	433,239	2,381,034	3,302,260
Operating Loss	$(466,889)	$(236,859)	$(2,381,034)	$(3,084,782)

Other Income (Expense)
Other Income (Expense)				149,517
Gain (Loss) on derivative liability				40,000
Gain (Loss) on extinguishment of liability				(25,500)
Interest income (expense), net				(354,801)
Total Other Income (Expense)				(190,784)
Net income (loss) from continuing operations before taxes				(3,275,566)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(3,275,566)
Share of net income (loss) of equity method investee				-
Net gain (loss) from continuing operations				(3,275,566)
Net gain (loss) from discontinued operations, net of taxes				-
Net income (loss)				(3,275,566)
Preferred dividends				(10,689)
Net Income (Loss) Applicable to Common Stockholders				$(3,286,255)

	Three Months Ended November 30, 2024
	Media(1)	Travel	Corporate	Total
Revenue	$-	$74,635	$-	$74,635
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	76,751	-	76,751
Gross profit (loss)	-	(2,116)	-	(2,116)

Operating Expenses:
Salaries and benefits	-	192,254	498,270	690,524
Stock based compensation	-	-	6,227	6,227
General and administrative	-	12,003	19,530	31,533
Sales and marketing	-	30,529	-	30,529
Professional service fees	-	-	517,760	517,760
Technology	-	175,314	52,531	227,845
Organization costs	-	-	40,030	40,030
Depreciation and amortization	-	-	148,803	148,803
Other expenses	-	3,891	74,269	78,160
Total Operating Expenses	-	413,991	1,357,420	1,771,411
Operating Loss	$-	$(416,107)	$(1,357,420)	$(1,773,527)

Other Income (Expense)
Other Income (Expense)				-
Gain (Loss) on derivative liability				-
Gain (Loss) on extinguishment of liability				-
Interest income (expense), net				(236,302)
Total Other Income (Expense)				(236,302)
Net income (loss) from continuing operations before taxes				(2,009,829)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(2,009,829)
Share of net income (loss) of equity method investee				-
Net gain (loss) from continuing operations				(2,009,829)
Net gain (loss) from discontinued operations, net of taxes				(566)
Net income (loss)				(2,009,263)
Preferred dividends				(10,688)
Net Income (Loss) Applicable to Common Stockholders				$(2,019,951)

(1)	The Media segment did not exist in fiscal year 2025 and therefore it is not practical or meaningful to recast results of operations.

	Nine Months Ended November 30, 2025
	Media	Travel	Corporate	Total
Revenue	$26,751	$2,069,854	$-	$2,096,605
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	1,674,646	-	1,674,646
Gross profit (loss)	26,751	395,208	-	421,959

Operating Expenses:
Salaries and benefits	160,546	801,869	1,099,165	2,061,580
Stock based compensation	-	-	138,325	138,325
General and administrative	20,297	43,091	61,030	124,418
Sales and marketing	136,021	105,171	83,368	324,560
Professional service fees	446,768	33,976	3,904,920	4,385,664
Technology	373,126	275,287	230,640	879,053
Organization costs	-	-	2,524,676	2,524,676
Depreciation and amortization	-	-	695,902	695,902
Other expenses	-	64,428	150,747	215,175
Total Operating Expenses	1,136,758	1,323,822	8,888,773	11,349,353
Operating Loss	$(1,110,007)	$(928,614)	$(8,888,773)	$(10,927,394)

Other Income (Expense)
Other Income (Expense)				1,272,761
Gain (Loss) on derivative liability				50,000
Gain (Loss) on extinguishment of liability				(95,600)
Interest income (expense), net				(919,413)
Total Other Income (Expense)				307,748
Net income (loss) from continuing operations before taxes				(10,619,646)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(10,619,646)
Share of net income (loss) of equity method investee				(11,307)
Net gain (loss) from continuing operations				(10,630,953)
Net gain (loss) from discontinued operations, net of taxes				-
Net income (loss)				(10,630,953)
Preferred dividends				(258,415)
Net Income (Loss) Applicable to Common Stockholders				$(10,889,368)

	Nine Months Ended November 30, 2024
	Media(1)	Travel	Corporate	Total
Revenue	$-	$417,926	$-	$417,926
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	405,788	-	405,788
Gross profit (loss)	-	12,138	-	12,138

Operating Expenses:
Salaries and benefits	-	664,320	1,281,715	1,946,035
Stock based compensation	-	-	36,463	36,463
General and administrative	-	35,141	45,623	80,764
Sales and marketing	-	238,065	-	238,065
Professional service fees	-	6,200	1,407,460	1,413,660
Technology	-	380,838	172,698	553,536
Organization costs	-	-	149,219	149,219
Depreciation and amortization	-	-	531,803	531,803
Other expenses	-	42,415	215,399	257,814
Total Operating Expenses	-	1,366,979	3,840,380	5,207,359
Operating Loss	$-	$(1,354,841)	$(3,840,380)	$(5,195,221)

Other Income (Expense)
Other Income (Expense)				-
Gain (Loss) on derivative liability				-
Gain (Loss) on extinguishment of liability				-
Interest income (expense), net				(335,754)
Total Other Income (Expense)				(335,754)
Net income (loss) from continuing operations before taxes				(5,530,975)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(5,530,975)
Share of net income (loss) of equity method investee				-
Net gain (loss) from continuing operations				(5,530,975)
Net gain (loss) from discontinued operations, net of taxes				(8,344)
Net income (loss)				(5,522,631)
Preferred dividends				(32,063)
Net Income (Loss) Applicable to Common Stockholders				$(5,554,694)

(1)	The Media segment did not exist in fiscal year 2025 and therefore it is not practical or meaningful to recast results of operations.

NOTE 14 - Subsequent Events

The Company’s management has evaluated subsequent events after the balance sheet dated as of November 30, 2025 through January 15, 2026, the date of this report.

On December 19, 2025, the Company entered into securities purchase agreements with two private investors pursuant to which the Company sold and issued 100,000 restricted shares of newly designates Series A Convertible Preferred Stock of the Company at a purchase price of $3.00 per share, together with a warrant to purchase up to 50,000 shares of Common Stock at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $300,000. The warrant may be exercised beginning six months from the issue date (the “Initial Exercise Date”) and may be exercised on a cashless basis. The warrant has a term of three years from the Initial Exercise Date.

On December 22, 2025, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to issue and sell, in a private placement 1,000,000 shares of the Company’s Common Stock, and common stock warrants (the “Warrants”) to purchase 1,000,000 shares of Common Stock (the “Offering”). The Warrants have an exercise price of $3.43 per share, will be exercisable six months from the date of issuance, and will have a term of four years from the initial exercise date. The Offering resulted in gross proceeds of $3,000,000 before deducting the placement agent’s fees and related offering expenses. The Offering closed on December 23, 2025.

In conjunction with the Purchase Agreement, the Company entered into the following agreements on December 23, 2025, which agreements were entered into to ensure that the Company satisfies all listing requirements of the Nasdaq Capital Market (“Nasdaq”): (a) an amendment to a common stock warrant issued to Denis Suggs for 35,000 shares on October 28, 2025, (b) an amendment to a common stock warrant issued to KC Global Media Asia LLC (“KCGM”) for 16,700 shares on November 4, 2025, (c) an amendment to a common stock warrant issued to Charcoal Investments Ltd. for 166,667 shares on November 21, 2025, and (d) a share cancellation agreement entered into with KCGM (the “Share Cancellation Agreement”). Each of the amendments to the warrants were entered into to make the following changes: (i) extend the initial exercise date to six months from the date of the amendments, or June 23, 2025, (ii) increase the exercise price of the warrants, and (iii) and extending the expiration date of each of the warrants for one year beyond the original expiration date. In addition, the Company and KCGM entered into the Share Cancellation Agreement whereby KCGM agreed to cancel 75,000 shares of common stock that were issued to KCGM pursuant to a securities purchase agreement entered into between the Company and KCGM on July 17, 2025; KCGM is receiving instead a pre-funded warrant for the issuance of 75,000 shares of common stock (“Pre-Funded Warrant”), which Pre-Funded Warrant may not be exercised unless and until the Company has received shareholder approval such that the shares issuable under the Pre-Funded Warrant will be in compliance with the listing requirements of Nasdaq.

On December 30, 2025, the Company repaid the Alumni Note in full, including accrued and additional interest thereon. The Note had a principal amount of $360,000 with an OID of $60,000 and guaranteed interest on the principal amount of ten percent (10%) per annum which was due and payable on November 20, 2025. On November 18, 2025, Alumni agreed to extend the note until December 31, 2025 for additional interest of $10,000. The payment to Alumni totaled $377,500.

On December 30, 2025, the Company repaid the SIS II Note in full. The note bore guaranteed interest of 15%, or $33,000, which was paid in full on the issue date by the issuance of 10,927 shares of the Company’s Series K Preferred, such shares being converted to common shares on a one-for-one basis on November 19, 2025, subsequent to shareholder approval to convert such preferred shares. The payment to SIS II totaled $220,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2025 (this “Quarterly Report”) contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2025 and elsewhere in this Quarterly Report.

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

Segments

Segment reporting is considered a critical accounting policy because it requires management to exercise judgment in identifying operating segments, determining how those segments are aggregated into reportable segments, and determining the information reviewed by our Chief Operating Decision Maker (“CODM”) for purposes of allocating resources and assessing performance. Our determination of reportable segments is based on multiple factors, including the nature of the products and services offered, the types of customers served, the economic characteristics of each business, and the manner in which financial information is reviewed by our CODM. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. This change was driven primarily by acquisitions completed during fiscal year 2026, including FSA and TA Pipeline, which expanded our travel-related operations, and JOURNY.tv, which expanded our media operations. As a result of these changes, we updated our internal reporting structure and, beginning in the third quarter of fiscal year 2026, we report our financial performance based on two reportable segments: Travel and Media.

Our Travel segment provides travelers with a full range of travel services through our NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides, and inspiration for travelers. We leverage our media brands as strategic tools to generate travel bookings by integrating content, marketing, and booking technology, as well as to generate advertising revenues from third-party content.

Our primary measure of segment performance is Operating Income (Loss). Operating Income (Loss) for the Travel and Media segments includes direct expenses attributable to each segment, as well as allocations of certain expenses, primarily salaries and benefits, third-party contractors, sales and marketing, and technology costs. These allocations are based primarily on transaction volumes and other usage-based metrics. Shared corporate expenses, including accounting, human resources, certain information technology costs, legal, audit, investor relations, directors’ compensation, stock-based compensation expense, amortization of intangible assets, and corporate development costs, are not allocated to the reportable segments and are included within Corporate.

Because the Travel and Media segments were newly formed during fiscal year 2026, the financial reporting framework supporting segment reporting continues to evolve. While the CODM currently uses Operating Income (Loss) in the monthly financial review process to assess segment performance, he is continuing to review and refine the nature, level of detail, and frequency of the financial information provided in order to determine how it will ultimately be used in decision-making, including resource allocation, budgeting, forecasting, and performance evaluation. As the segments mature, the metrics reviewed by the CODM, the cost allocation methodologies applied, and the presentation of segment information may change to better reflect how the business is managed.

The CODM does not regularly review asset information by segment, and as a result, depreciation and amortization are excluded from the segment performance measure. Accordingly, we do not report segment assets, as such information would not be meaningful.

The change in reportable segments did not result from a change in accounting principle, but rather reflects a change in internal reporting and management approach following fiscal year 2026 acquisitions and expanded business activities. Segment information for prior periods has been recast to conform to the current presentation to provide consistency and comparability across periods. Any future refinements to segment reporting will reflect changes in management’s internal reporting and decision-making processes rather than changes in accounting principles. When applicable, we will disclose such changes and recast prior-period segment information as necessary to maintain comparability.

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

Current Scale and Going Concern

We are in the early stages of commercial operations.

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

The acquisition of TA Pipeline in November 2025 represents a significant milestone in NextTrip’s expansion of its Groups and MICE (Meetings, Incentives, Conferences, Exhibitions) vertical, an area with strong growth potential and margin contribution. TA Pipeline has established itself as a premier group-travel agency platform with deep expertise in delivering end-to-end solutions for conferences, conventions, weddings, and affinity groups, often servicing groups ranging from 50 to 5,000 travelers. Its strong relationships with suppliers, planners, and affinity partners align seamlessly with NextTrip’s vertically integrated “content-to-commerce” ecosystem, providing:

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

Revenue Strategy and Development of an Integrated Travel and Media Ecosystem

Our revenue strategy and business model focuses on integrating our Media and Travel segments, offering users a comprehensive ecosystem designed to guide and support them throughout the travel experience. Presently, we generate revenue through two core methods: travel bookings and advertising revenue.

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

Advertising

We are building our own media and advertising ecosystem within our Media segment through Travel Magazine and JOURNY.tv. These media platforms are designed to allow users to explore and educate themselves on travel. The revenue strategy in the media division is two-pronged: (1) as the number of viewers/users grows, it drives the advertising rates we can charge third-parties to promote travel products and services to our audience and (2) outside of the direct advertising dollars generated from our media platforms which are expected to become a key driver of higher margin revenue than those earned from travel product sales, as the audience grows it will provide additional opportunities for us to promote ours own travel offerings to highly targeted viewers, thus lessening the need for spending significant marketing dollars through other mediums to attract consumers.

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

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,169 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $300,000, based on a price per share of $3.10. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA. In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company shall make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”), which shall be in an amount equal to five percent (5%) of the net revenues generated by TA during the 12 month period after the closing date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment shall be paid to the TA Members within 10 days following completion of the Milestone Period and will be payable fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock (the “TA Milestone Shares,” and together with the TA Closing Shares, the “TA Acquisition Shares”), to be calculated based on a price per share of $3.10

In addition to the foregoing, in the event that the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the applicable Exercise Period, each TA Member shall have the limited, one time option, to exercise one of the following rights as to some or all of their outstanding TA Acquisition Shares by delivering notice to the Company: (i) the right to require the Company to repurchase from the TA Member all or any portion of their outstanding TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue to such TA Member that number of additional shares of Company common stock (the “Top Up Shares”) as is necessary to make the aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Fair Market Value) equal to the original aggregate value of the number of TA Acquisition Shares specified in the notice (based on the Base Price); and (iii) the right to require the Company to pay to such TA Member, in cash, an amount equal to the product of (x) the number of TA Acquisition Shares specified in the notice and (y) the positive difference, if any, between the Base Price and the Fair Market Value. For purpose of the foregoing rights, the “Exercise Period” means the three month period commencing upon the earlier of: (i) with respect to the TA Closing Shares, (x) the date that the TA Closing Shares first become eligible for public resale and (y) the first anniversary of the closing date; and (ii) with respect to the TA Milestone Shares, (x) the date that the TA Milestone Shares first become eligible for public resale and (y) the first anniversary of the closing date. Additionally, for purpose of the foregoing rights, “Fair Market Value” means the volume weighted average price per share of the Company’s common stock for the twenty consecutive trading days immediately preceding the notice date. During the Exercise Period, each of the TA Members shall be prohibited from engaging in certain transactions in the Company’s stock, as more particularly set forth in the TA MIPA.

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

Additionally, in accordance with the Board Appointment Rights provided for in the Exchange Agreement, on July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers resigned as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal. Additionally, effective July 28, 2025, the Board appointed the NTH Appointees to serve on the following committees of the Board:

●	Audit Committee: Carmen Diges (Chair), Stephen Kircher and Jimmy Byrd
●	Compensation Committee: Jimmy Byrd (Chair), Stephen Kircher and Carmen Diges
●	Nominations & Governance Committee: David Jiang (Chair) and Carmen Diges

Results of Operations

Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

	Three Months Ended November 30,
Revenue by segment	2025	2024	% Change
Media	$21,098	$-	-
Travel	1,179,032	74,635	1,480%
Total Revenue	$1,200,130	$74,635	1,508%

The increase in revenue for the three months ended November 30,2025 as compared to the same period in 2024 was primarily due to group travel-related revenues, a consortia payment, and commission income generated from Five Star Alliance (“FSA”) bookings. Additionally, our Media segment generated $21,098 from direct advertising sales.

Our cost of revenue for the three months ended November 30, 2025 was $982,652, as compared to $76,751 for the same period in 2024, an increase of $905,901, or 1,180. The increase was primarily attributable to the increase in sales from the third quarter of 2025 as compared to the third quarter of 2024.

Our gross margin for the three months ended November 30, 2025 was 18%, as compared to (-3%) for the same period in 2024. The improvement in gross margin is primarily attributable to FSA travel bookings and group travel bookings.

Our total operating expenses for the three months ended November 30, 2025 were $3,302,260, as compared to $1,771,411 for the same period in 2024, an increase of $1,530,849, or 86%. The increase was primarily attributable to an increase in professional services, an increase in technology services, and an increase in depreciation and amortization expenses, as further discussed below. Non-cash expenses, primarily consisting of stock-based compensation, stock options granted to former directors, common and preferred shares issued to third parties for services, and depreciation and amortization totaled $1,324,807, or 40% of our operating expenses for the three months ended November 30, 2025, and $189,716, or 11% of our operating expenses for the same period in 2024.

Salary and benefits costs were $669,131 for the three months ended November 30, 2025, as compared to $690,524 for the same period in 2024, a decrease of $21,393, or -3%. The decrease was comprised of: (a) a decrease in stock appreciation rights expense of $24,593 due to revaluation; and (b) a decrease in salaries of $11,077 due to the replacement of two executive positions with international contractors whose costs are now reflected in professional services. These decreases were partially offset by an increase in payroll taxes and benefits expense of $8,407, an increase in severance of $4,375 and an increase in commission expense of $1,497.

Stock-based compensation was $0 for the three months ended November 30, 2025, as compared to $6,227 for the same period in 2024, a decrease of $6,227 as all outstanding options are fully vested and no new options were granted during the period.

We incurred general and administrative costs of $62,094 during the three months ended November 30, 2025, as compared to $31,533 in the same period in 2024, an increase of $30,561, or 97%. The increase was primarily the result of: (a) $17,013 for various compliance fees and minimum payments associated with California state tax filings; and (b) travel expenses incurred for multiple conferences of $13,039, (c) an increase in office related expenses of $509.

We incurred marketing costs of $60,080 during the three months ended November 30, 2025, as compared to $30,529 during the same period in 2024. The increase of $29,551, or 97%, was due to an increase in external marketing services of $19,039, an increase in media consulting expenses of $14,739 due to the engagement of a social media influencer agency for JOURNY.tv; partially offset by a decrease in email marketing expenses of $4,227.

Professional service fees incurred in the three months ended November 30, 2025 were $1,787,116 as compared to $517,760 incurred during the same period in 2024, an increase of $1,269,356, or 245%. This increase was a result of: (a) an increase in investor relations expenses of $785,833 due to the renewal of existing contracts plus the addition of three new contracts; (b) an increase in contract labor of $294,504 related to JOURNY.tv and operations; (c) an increase in consulting fees of $183,394 for business development initiatives; (d) an increase in accounting expenses of $43,860 due to technical accounting services related to the acquisition of TA Pipeline.; partially offset by a decrease in lending fees of $37,000 related to bridge loan financings and a decrease in legal fees of $1,235. Of the total professional service fees of $1,787,116 for the three months ended November 30, 2025, $1,053,400, or 59%, were incurred as non-cash expenses.

We incurred technology costs of $310,217 during the three months ended November 30, 2025, as compared to $227,845 during the same period in 2024. The increase of $82,372, or 36%, was primarily attributable to: (a) an increase in expenses in connection with JOURNY.tv of $45,735 for content licensing; (b) an increase in dues and subscriptions expense of $39,204 primarily related to integration of a new customer relationship management and business management system, Zoho One, as well as the addition of dues and subscription expenses from the acquired businesses; and (c) an increase in information technology services of $6,802 for outsourcing service work.; partially offset by a decrease in cloud database expenses of $7,952 and a decrease in software license expenses of $1,417.

Organizational costs for the three months ended November 30, 2025, were $54,901, as compared to $40,030 for the same period in 2024, an increase of $14,871, or 37%. The increase is primarily attributable to compensation for one additional board member and a timing difference in the annual meeting.

Depreciation and amortization expense for the three months ended November 30, 2025 was $272,628, as compared to $148,803 for the same period in 2024, an increase of $123,825, or 83%. The increase was primarily due to commencing amortization of JOURNY.tv, and the FSA and TA Pipeline tradename, software, and agreements.

Other operating expenses were $86,093 for the three months ended November 30, 2025, as compared to $78,160 for the same period in 2024. The $7,933 increase was primarily due to an increase in merchant processing fees of $27,771 primarily related to TA Pipeline; partially offset by a decrease in D&O insurance premiums of $17,931, and a decrease in other miscellaneous fees of $1,907.

During the three months ended November 30, 2025, we realized net other expense of $190,784, as compared to net other expense of $236,302 in the same period in 2024. The decrease in net other expense of $45,518 was primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. resulting in other income of $149,517, and the November revaluation of the derivative liability, which decreased the liability by $40,000, partially offset by (a) interest expense of $88,459 in connection the amortization of the debt discount associated with bridge loans; (b) interest expense associated with notes payable and other expenses of $30,040; and (c) loss on extinguishment of debt of $25,500.

Preferred dividends for the three months ended November 30, 2025 were $10,689, as compared to $10,688 for the same period in 2024.

	Three Months Ended November 30,
Operating loss by segment	2025	2024	% Change
Media	$(466,889)	$-	-
Travel	(236,859)	(416,107)	(43)%
Total segment operating loss	(703,748)	(416,107)	69%
Corporate	(2,381,034)	(1,357,420)	-
Total Operating loss	$(3,084,782)	$(1,773,527)	-

In the three months ended November 30, 2025, our operating loss totaled $3,084,782, as compared to an operating loss of $1,773,527 for the same period in 2024, an increase of $1,311,255, or 74%. The increase is due to the Media segment operating loss of $466,889, partially offset by a decrease in the Travel segment operating loss of $179,248. Additionally, the Corporate operating loss increased by $1,023,614.

In the three months ended November 30, 2025, the net loss from continuing operations totaled $3,275,566, as compared to a net loss from continuing operations of $2,009,829 for the same period in 2024 an increase of $1,265,737. The operating loss component increased by $1,311,255 in 2025, partially offset by a decrease in the other expense component of $45,518.

Our net loss applicable to common stockholders for the three months ended November 30, 2025, was $3,286,255, as compared to $2,019,951 for the same period in 2024, an increase of $1,266,304, or 63%. The increase was primarily attributable to an increase in operating loss from continued operations of $1,311,255, a decrease in gain on discontinued operations of $566; partially offset by a decrease in other expense of $45,518.

Nine Months Ended November 30, 2025 Compared to the Nine Months Ended November 30, 2024

	Nine Months Ended November 30,
Revenue by segment	2025	2024	% Change
Media	$26,751	$-	-
Travel	2,069,854	417,926	395%
Total Revenue	$2,096,605	$417,926	402%

The increase in revenue for the nine months ended November 30, 2025 as compared to the same period in 2024 was primarily due to group travel-related revenues, a consortia payment, and commission income generated in connection with the Five Star Alliance luxury travel bookings. In addition, our Media segment generated $26,751, primarily from direct advertising sales.

Our cost of revenue for the nine months ended November 30, 2025 was $1,674,646, as compared to $405,788 for the same period in 2024, an increase of $1,268,858, or 313%. The increase was primarily attributable to the increase in sales from the third quarter of 2025 as compared to the third quarter of 2024.

Our gross margin for the nine months ended November 30, 2025 was 20%, as compared to 3% for the same period in 2024. The improvement in gross margin is primarily attributable to revenue from FSA travel bookings and group travel bookings which have higher margins than NextTrip travel bookings.

Our total operating expenses for the nine months ended November 30, 2025 were $11,349,353, as compared to $5,207,359 for the same period in 2024, an increase of $6,141,994 or 118%. The increase was primarily attributable to stock options granted to former directors and an increase in professional services expenses, as further discussed below. Non-cash expenses, primarily consisting of stock-based compensation, stock options granted to former directors, common and preferred shares issued to third parties for services, and depreciation and amortization totaled $5,576,007, or 49% of our operating expenses for the nine months ended November 30, 2025, and $734,288, or 14% of our operating expenses for the same period in 2024.

Salary and benefits costs were $2,061,580 for the nine months ended November 30, 2025, as compared to $1,946,035 for the same period in 2024, an increase of $115,545, or 6%. The increase was comprised of: (a) an increase in salaries of $58,560 due to the addition of two Five Star Alliance employees pursuant to the acquisition; (b) an increase in taxes and benefits of $54,562; and (c) an increase in bonus and commission expense of $9,827; partially offset by a decrease in SAR expense of $7,404.

Stock-based compensation was $138,325 for the nine months ended November 30, 2025, as compared to $36,463 for the same period in 2024. This increase of $101,862 was due to a stock option grant to an employee that was fully vested on the date of the grant.

We incurred general and administrative costs of $124,418 during the nine months ended November 30, 2025, as compared to $80,764 in the same period in 2024, an increase of $43,654, or 54%. The increase was primarily the result of (a) $39,129 in travel expenses incurred for conferences; (b) an increase of $13,354 for various compliance fees and minimum payments for California state tax filings; (c) an increase in office expenses of $4,695; (d) an increase in telephone expense of $2,701; and (e) an increase in penalties associated with California State tax of $2,073; partially offset by a decrease in payroll services fees of $10,084 as a result of changing payroll service providers, and lower rent expenses of $8,214.

We incurred marketing costs of $324,560 during the nine months ended November 30, 2025, as compared to $238,065 during the same period in 2024. The increase of $86,495, or 36%, was for (a) an increase in a consulting contract for marketing services of $71,870; (b) increased Travel Magazine expenses of $53,776 aimed at driving traffic and generating business across all of our brands; (c) an increase in media consulting expenses of $21,946 due to the engagement of a social media influencer agency; (d) an increase in contract labor $7,612 due to the completion of project based initiatives; and (e) an increase in conference entrance fees of $2,005. Partially offsetting the increase was a decrease of $70,714 in fees previously incurred from a former media advertising firm.

Professional service fees incurred in the nine months ended November 30, 2025 were $4,385,664, as compared to $1,413,660 incurred during the same period in 2024, an increase of $2,972,004, or 210%. This increase was a result of: (a) an increase in investor relations expenses of $1,637,258 due to renewal of existing contracts and the addition of six new investor relations firms; (b) an increase in consulting fees of $550,181 due to contracts for services related to business development; (c) an increase in contract labor of $379,291 related to JOURNY.tv and other operations; (d) an increase in accounting expenses of $192,197 due to costs associated with technical accounting services related to the FSA, JOURNY.tv and TA Pipeline acquisitions, as well as a required two-year audit and first quarter financial statement review for FSA; (e) an increase in legal fees of $164,577 due to services related to various regulatory filings and acquisitions; and (f) an increase in lending fees of $48,500 related to bridge loan financings. Of the total professional service fees of $4,385,664 for the nine months ended November 30, 2025, $2,293,336, or 52%, were incurred as non-cash expenses.

We incurred technology costs of $879,053 during the nine months ended November 30, 2025, as compared to $553,536 during the same period in 2024. The increase of $325,517, or 59%, was primarily attributable to: (a) an increase in expenses in connection with JOURNY.tv of $274,140 for content licensing; (b) an increase in dues and subscriptions of $41,455 due to the implementation of our new CRM and business management system, Zoho One; (c) an increase in information technology and computer expenses of $18,979, primarily due to onboarding additional employees and use of outsourced IT services; and (d) an increase in software expenses of $506 for hotel connections into the NextTrip database. Partially offsetting these increases is a net decrease of $9,563 in cloud database expenses primarily related to updating legacy code to optimize compatibility with our hosting infrastructure.

Organizational costs for the nine months ended November 30, 2025, were $2,524,676, as compared to $149,219 for the same period in 2024, an increase of $2,375,457. The increase is primarily attributable to fully vested stock options granted to former directors and compensation for one additional board member. Of the total organization costs of $2,524,676 for the nine months ended November 30, 2025, $2,368,709, or 94%, were incurred as non-cash expenses and primarily relate to stock options granted to former directors of the Company.

Depreciation and amortization expense for the nine months ended November 30, 2025 was $695,902, as compared to $531,803 for the same period in 2024, an increase of $164,099, or 31%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, JOURNY.tv, and the FSA and TA Pipeline tradename, software, and agreements.

Other operating expenses were $215,175 for the nine months ended November 30, 2025, as compared to $257,814 for the same period in 2024. The $42,639 decrease was primarily due to the reduced cost of D&O and other insurance costs of $55,626 and a decrease in regulatory fees of $8,395; partially offset by a net increase in merchant processing and bank fees of $21,382 due to the addition of TA Pipeline.

During the nine months ended November 30, 2025, we realized net other income of $307,748, as compared to net other expense of $335,754 in the same period in 2024. The increase in net other income of $643,502 was primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable of $1,282,761, and the November 30, 2025 revaluation of the derivative liability which resulted in a decrease in the liability of $40,000, partially offset by; (a) a loss of $95,600 related to the extinguishment of debt; and (b) interest expense of $491,304 primarily in connection the amortization of the debt discount associated with bridge loans and (c) an increase in interest expense associated with notes payable and other expenses of $92,355.

Preferred dividends for the nine months ended November 30, 2025 were $258,415, as compared to $32,063, for the same period in 2024. The increase was due to dividends paid to the holders of shares of Series L and Series M Preferred stock issued in connection with debt conversions in December 2024 and February of 2025.

	Nine Months Ended November 30,
Operating loss by segment	2025	2024	% Change
Media	$(1,110,007)	$-	-
Travel	(928,614)	(1,354,841)	(31)%
Total segment operating loss	(2,038,621)	(1,354,841)	50%
Corporate	(8,888,773)	(3,840,380)	-
Total Operating loss	$(10,927,394)	$(5,195,221)	-

In the nine months ended November 30, 2025, our operating loss totaled $10,927,394, as compared to an operating loss of $5,195,221 for the same period in 2024 an increase of $5,732,173, or 110%. The increase is due to the Media segment operating loss of $1,110,007, partially offset by a decrease in the Travel segment operating loss of $426,227. Additionally, the Corporate operating loss increased by $5,048,393.

The net loss on the share of net earnings from the equity method investment was $11,307 due to losses incurred in FSA from March 1, 2025 through April 9, 2025 when the full acquisition was finalized.

Our net loss applicable to common stockholders for the nine months ended November 30, 2025, was $10,889,368, as compared to $5,554,694 for the same period in 2024, an increase of $5,334,674, or 96%. The increase was primarily attributable to an increase in operating loss from continued operations of $5,732,173 and an increase in preferred dividends of $226.352, a loss on the 49% share of net earnings for the equity method investee of $11,307, and a decrease in income from discontinued operation of $8344, partially offset by an increase in other income of $643,502.

Liquidity and Capital Resources

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

As of November 30, 2025, we had $2,427,299 in cash and a working capital deficit of $750,124 as compared to $1,062,367 in cash and a working capital deficit of $105,577 as of February 28, 2025. Additionally, at November 30, 2025, the amount due under our related party line of credit totaled $3,000,000.

Given the lack of significant revenue since inception, NextTrip has financed its operations primarily through the issuance of short-term promissory notes, advances from related parties, and private placements of its securities.

During the third quarter, we entered into a series of securities purchase agreements with private investors, whereby we raised $2,075,300 in proceeds, as well as $387,000 in proceeds from the sale of short-term promissory notes.

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

We received an initial advance of $1,045,000 under the MIP Line of Credit, which was used to repay (i) a $400,000 cash advance previously made by the Trust to the Company (ii) and all outstanding indebtedness under the terms of the Trust Notes, totaling $645,000. Subsequent advances through Additional advances through November 30, 2025 totaled $1,955,000, bringing the total amount advanced under the line to $3,000,000 as of November 30, 2025, which is the maximum amount available under the MIP Line of Credit.

At November 30, 2025, there were other outstanding short-term notes payable in the aggregate amount of $1,003,353, which had maturity dates between December 15, 2025 and August 30, 2026.

Subsequent to November 30, 2025, on December 19, 2025, the Company entered into securities purchase agreements with two private investors pursuant to which the Company sold and issued 100,000 restricted shares of newly designates Series A Convertible Preferred Stock of the Company at a purchase price of $3.00 per share, together with a warrant to purchase up to 50,000 shares of Common Stock at an exercise price of $3.00 per share, resulting in gross proceeds to the Company of $300,000.

On December 22, 2025, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to issue and sell, in a private placement 1,000,000 shares of the Company’s Common Stock, and common stock warrants (the “Warrants”) to purchase 1,000,000 shares of Common Stock (the “Offering”). The Offering resulted in gross proceeds of $3,000,000 before deducting the placement agent’s fees and related offering expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations totaled $2,450,860 during the nine months ended November 30, 2025 as compared to $3,143,697 during the same period in 2024, a decrease of $692,837, or 22%.

During the nine months ended November 30, 2025, the net cash used in operating activities was the result of a net loss of $10,630,953 before payment of preferred dividends, partially offset by changes in working capital of $1,896,753, and non-cash expenses of $6,283,340 related to stock options issued to former directors totaling $2,368,709, employee stock-based compensation of $138,325, depreciation and amortization of $695,902, amortization of prepaid expenses of $2,376,669, amortization of debt discount of $648,585, a write-off of technology costs of $19,550 related to an abandoned software implementation, and a loss on the extinguishment of debt of $95,600, partially offset by a gain on the derivative liability of $50,000 and an increase in security deposits of $10,000. Changes in working capital were driven by an increase in deferred revenue of $1,537,998 related to the TA Pipeline acquisition, an increase in accounts payable and accrued expenses of $329,052, a decrease in prepaid expenses of $281,216, and the assumption of the SBA EIDL loan from FSA of $98,358 partially offset by an increase in accounts receivable of $349,871.

During the nine months ended November 30, 2024, the net cash used in operating activities was the result of a net loss of $5,530,975 before preferred dividends, partially offset by changes in working capital of $1,661,732, and non-cash expenses of $725,546 related to depreciation and amortization of $531,803 and stock-based compensation of $36,463. Changes in working capital were driven by a decrease in accounts receivable of $18,329, a decrease in prepaid expenses of $152,452, and an increase in accounts payable and accrued expenses of $1,518,161, partially offset by an increase in security deposits of $3,742 and a decrease in deferred revenue of $49,724.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended November 30, 2025 was $1,752,168, which compares to $468,751 of cash used in investing activities during the same period of 2024, an increase of $1,283,417, or 274%. The increase resulted from $900,000 related to the acquisition of FSA, $300,000 related to the JOURNY.tv asset purchase and $443,169 related to the acquisition of TA Pipeline LLC, partially offset by a decrease of $359,751 in capitalized software development costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended November 30, 2025 was $5,567,960 as compared to $3,295,684 for the same period in 2024. The increase of $2,272,276, or 69%, was due to an increase in advances from related parties of $571,297 and proceeds from equity private placements of $2,271,800, partially offset by a reduction in notes payable of $570,821.

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

Other than the related party promissory notes as described in NOTE 11 – Related Party Transactions to the financial statements included elsewhere in this Quarterly Report, we have no lines of credit or other financing arrangements.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2025 filed with the SEC on May 29, 2025, as well as the following updated Risk Factor:

As of November 30, 2025, we had $2,427,299 in cash and a working capital deficit of $750,124. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report,

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 10, 2025, the Company issued 10,000 restricted shares of common stock at a price of $4.03 per share pursuant to a contract with Save Your Day Films to provide media production, distribution, and sales services.

On September 22, 2025, the Company issued 14,755 unrestricted shares of common stock and 20,238 restricted shares of common stock to MZ Group, both at a price of $3.78 per share, as payment for investor relations services provided.

On September 22, 2025, and October 6, 2025, the Company issued 15,000 and 29,224 unrestricted shares of common stock, respectively, to Iroquois Capital Management pursuant to the cashless exercise of warrants.

On October 7, 2025, the Company issued 100,000 restricted shares of common stock to NexGenAI at a price of $3.44 per share pursuant to a contract to provide cryptocurrency strategy development consulting services, and 100,000 restricted shares of common stock at a price of $3.44 per share pursuant to a contract to provide AI driven social media marketing and engagement consulting services.

On October 8, 2025, the Company sold 62,500 restricted shares of common stock to Caesar Capital at a price of $3.20 per share pursuant to a private placement agreement.

On October 20, 2025, the Company issued 30,000 restricted shares of common stock to Harold Erhard at a price of $3.35 per share, pursuant to a contract to provide investor relations services.

On October 28, 2025, the Company issued 30,000 restricted shares of common stock to New Orleans Private Wealth Management at a price of $4.73 per share, pursuant to a contract to provide investor relations services.

On October 28, 2025, the Company sold 70,000 restricted shares of common stock to Denis Suggs at a price of $3.00 per share, pursuant to a private placement agreement.

On November 4, 2025, the Company sold 33,400 restricted shares of common stock to KC Global Media Asia, LLC at a price of $3.00 per share, pursuant to a private placement agreement.

On November 6, 2025, the Company sold 10,000 restricted shares of common stock to Johan Mosaheb, LLC at a price of $3.00 per share, pursuant to a private placement agreement.

On November 12, 2025, the Company sold 25,000 restricted shares of common stock to Rest Harbour, Inc. at a price of $3.00 per share, pursuant to a private placement agreement.

On November 12, 2025, the Company sold 25,000 restricted shares of common stock to Thomas and Karen Kofman at a price of $3.00 per share, pursuant to a private placement agreement.

On November 14, 2025, the Company sold 25,000 restricted shares of common stock to Phillip and Michael Investments at a price of $3.00 per share, pursuant to a private placement agreement.

On November 21, 2025, the Company sold 333,334 restricted shares of common stock to Charcoal Investments, Ltd. at a price of $3.00 per share, pursuant to a private placement agreement.

On November 28, 2025, the Company sold 16,700 restricted shares of common stock to Cleveland Parker at a price of $3.00 per share, pursuant to a private placement agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended November 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1	Certificate of Designation of Series Q Nonvoting Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025, and incorporated herein by reference)
4.1	Form of Warrant (Charcoal Investments, Ltd) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2025, and incorporated herein by reference).
10.1	Form of Securities Q Preferred Stock Purchase Agreement dated as of September 10, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2025, and incorporated herein by reference).
10.2	Form of Debt Conversion Agreement (filed as Exhibit 10.1 to the Company’s Current Report filed on September 18, 2025, and incorporated herein by reference).
10.3	Securities Purchase Agreement between the Company and Charcoal Investments Ltd. dated as of November 21, 2025(filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2025, and incorporated herein by reference).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

January 14, 2026	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

January 14, 2026	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

