Form 10-K
period 2026-02-28
NextTrip, Inc.
filed 2026-05-29
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2026

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

Based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market, the aggregate market value of the Registrant’s common stock held by non-affiliates on August 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17,861,362. Shares of common stock held by directors and executive officers and any ten percent or greater stockholders and their respective affiliates have been excluded from this calculation, because such stockholders may be deemed to be “affiliates” of the registrant. This is not necessarily determinative of affiliate status for other purposes.

The number of outstanding shares of the registrant’s common stock as of May 28, 2026 was 14,493,468.

Documents incorporated by reference: None

NEXTTRIP, INC.

FORM 10-K — FISCAL YEAR ENDED FEBRUARY 28, 2026

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

PART I

ITEM 1. BUSINESS.

Overview

NextTrip, Inc. (the “Company,” “NextTrip,” “we,” “us” and “our”) is a technology-forward travel and media company operating at the intersection of premium content and travel commerce. We believe the travel industry is undergoing a structural shift toward video-led discovery, personalized planning, and seamless booking experiences, where consumers increasingly move from inspiration to transaction within connected digital environments. Our strategy is designed to capture this shift.

NextTrip combines premium travel content, global audience reach, proprietary booking technology, and concierge-supported travel services into a unified ecosystem designed to guide consumers across the full travel journey—from inspiration and discovery to planning, booking, and servicing.

We market our travel services through several core brands, including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury hotel and cruise bookings), and TA Pipeline (groups travel). Our specialty platforms include PayDlay (a deferred payment booking option), the Groups Platform (for destination weddings, conferences, and conventions), and the Travel Agent Platform. Our Media segment properties—JOURNY.tv, GoUSA TV content and platforms, the KCGM Joint Venture across Southeast Asia, and Travel Magazine—provide destination content designed to drive high-intention traffic into our Travel segment booking platforms and generate independent advertising revenue.

Because we are at an early stage of commercial development and have only nominal revenues to date, our ability to implement our business plan depends on our ability to successfully expand our supplier relationships, attract customers, and secure adequate capital to fund marketing and future product development. There can be no assurance that we will be able to do so.

Current Scale and Going Concern

We are in the early stages of scaling our commercial operations. Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Annual Report on Form 10-K for the fiscal year ended February 28, 2026. The report of our registered independent public accounting firm filed with this Annual Report contains a going concern qualification.

We expect to continue to incur net losses and negative cash flows from operations for the foreseeable future as we invest in technology enhancements, supplier relationships, media content, and marketing initiatives. Throughout this report, whenever we discuss our operational achievements, ecosystem, or growth plans, you should consider that we presently have nominal revenues, limited operating history, minimal brand awareness, and will require significant additional capital to execute our business model.

Our Integrated Content-to-Commerce Platform

Our platform is designed to connect four core elements into a seamless pathway from discovery to confirmed booking:

Content and Inspiration – travel programming, editorial content, and long and short-form destination storytelling across our Media segment platforms, including JOURNY.tv, GoUSA TV content and platforms, the KCGM Joint Venture across Southeast Asia, and Travel Magazine.

Discovery and Planning – editorial content, Agentic AI-powered personalization tools, and search capabilities designed to guide travel decisions and connect audience engagement with booking intent, including through Travel Magazine Pro in our Travel segment.

Booking and Commerce – direct transaction capabilities through the NXT2.0 platform and affiliated booking platforms within our Travel segment, supporting a broad range of travel categories including leisure, luxury, cruise, group, and business travel.

Service and Support – concierge and call center infrastructure supporting higher-value travel experiences and complex booking needs across our Travel segment.

This integrated approach is intended to create a seamless pathway we describe as “Watch. Scan. Book. Go.”, enabling consumers to move from inspiration through our Media segment directly to booking discounted packages mirroring the watched Travel segment. We believe this model reduces customer acquisition costs over time by leveraging owned media audiences while also generating independent advertising revenue from our Media segment.

Business Segments

We operate and report our business in two segments: (1) Travel and (2) Media.

Travel Segment

Our Travel segment encompasses our travel booking and commerce operations. This segment includes our proprietary NXT2.0 booking platform and all booking-oriented brands and products: NextTrip Vacations, Five Star Alliance, TA Pipeline, JournyGO, and Travel Magazine Pro™. The Travel segment generates revenue primarily through commissions, markups, and service fees on travel bookings, as well as advisor-driven commissions and attribution-based fees through Travel Magazine Pro™.

NXT2.0 – Core Booking Platform

At the core of our Travel segment is our proprietary NXT2.0 travel booking engine, which powers several websites, including nexttrip.com and fivestaralliance.com, as well as our Groups Platform and Travel Agent Platform. NXT2.0 supports direct-to-consumer and advisor-assisted booking across leisure, luxury, cruise, group, and business travel verticals. We serve both leisure and business travelers by offering access to travel blogs, videos, and concierge assistance to aid in planning travel, coupled with our booking platform for the direct purchase of flights, hotels, vacation homes, cruises, tours, and other travel products.

Five Star Alliance

Five Star Alliance is a premier luxury travel agency and a wholly owned subsidiary of the Company, acquired in April 2025. Founded in 2004, Five Star Alliance offers a curated collection of over 5,000 five-star and luxury hotels and resorts worldwide, with an industry-leading 4.9-star Trustpilot rating and over 400,000 monthly site visitors. Five Star Alliance offers personalized recommendations, high-end travel solutions, a proprietary booking engine, and established relationships with premium travel providers, and generates revenue primarily through commission-based bookings. See “Recent Developments - Acquisition of Five Star Alliance.”

TA Pipeline

TA Pipeline is a premier group travel and Meetings, Incentives, Conferences and Exhibitions (“MICE”) platform and a wholly owned subsidiary of the Company, acquired in August 2025. TA Pipeline has established itself as a leading group-travel agency platform with deep expertise in delivering end-to-end solutions for conferences, conventions, destination weddings, and affinity groups, often servicing groups ranging from 50 to 5,000 travelers. TA Pipeline has strong relationships with suppliers, planners, and affinity partners, and its integration into the NXT2.0 ecosystem and PayDlay financing tool is designed to enhance conversion rates and drive incremental travel bookings. See “Recent Developments - Acquisition of TA Pipeline.”

JournyGO

On March 31, 2026, the Company launched JournyGO, our next-generation, agentic AI-powered consumer engagement and booking ecosystem. JournyGO is the commercial activation layer of our content-to-commerce strategy and is reported within our Travel segment because its primary function is to convert viewer engagement into confirmed travel bookings. JournyGO integrates immersive travel video (delivered through our Media segment’s JOURNY.tv platform), our proprietary Promethean interactive overlay technology, dynamic travel packaging, and agentic AI assistance, supported by live Travel Specialists when needed to seamlessly move viewers from inspiration to confirmed travel bookings.

The Promethean platform, licensed on a perpetual basis, enables contextual advertisements and booking calls-to-action to be embedded directly within streaming video content, allowing users to initiate a booking without leaving the viewing experience. JournyGO also includes JOURNY mobile applications for iPhone and Android, as well as dedicated connected TV apps. Using artificial intelligence, JournyGO is designed to personalize content recommendations, convert editorial content into video, and enable users to create custom travel channels aligned with their interests. See “Recent Developments - Launch of JournyGO.”

Travel Magazine Pro

Travel Magazine Pro (TravelMagazine.com) is our premium digital editorial, advisor engagement, and travel commerce platform within our Travel segment, launched as the next evolution of Travel Magazine 2.0. Travel Magazine Pro is designed to operate as a strategic mid-funnel bridge between the inspirational audience reach generated by our Media segment and the transaction capabilities of our Travel segment, helping convert travel interest into measurable booking activity across the NextTrip ecosystem.

The platform features destination-focused editorial content, curated travel guides, hotel and resort recommendations, cruise and experiential travel highlights, travel planning resources, and influencer-driven content intended to engage high-intent leisure travelers during the consideration and planning phase of the customer journey. Integrated booking pathways and affiliate links connect users to our travel platforms and supplier partners, creating a seamless path from inspiration to search and transaction.

Travel Magazine Pro is also being developed to support travel advisors and distribution partners through content-sharing tools, lead attribution capabilities, and white-label promotional solutions that enable advisors to market premium travel offerings while participating in resulting booking revenues. In addition, the platform is expected to include “My Bucket List,” a social travel planning feature that will allow travelers to build, organize, and share personalized travel wish lists enhanced by booking functionality, destination insights, and curated recommendations.

Revenue generated through Travel Magazine Pro is expected to include affiliate booking commissions, advertising sales, sponsored placements, premium editorial partnerships, lead generation fees, and advisor-related transaction revenue. See “Recent Developments—Launch of Travel Magazine Pro.”

Media Segment

Our Media segment encompasses our content creation, audience development, media distribution, and advertising monetization operations. This segment includes JOURNY.tv (incorporating GoUSA TV content) and Travel Magazine, our editorial travel content platform. The Media segment generates revenue primarily through advertising, sponsorships, branded content, and destination marketing programs. In addition to direct monetization, the Media segment functions as a demand-generation engine for the Travel segment, enabling NextTrip to engage travel audiences at scale and reduce reliance on third-party marketing channels.

JOURNY.tv (Including GoUSA TV Integration)

JOURNY.tv is our owned global travel media network, providing premium travel programming across free ad-supported streaming television (“FAST”), over-the-top (“OTT”), connected TV, and digital platforms. JOURNY.tv had an estimated audience of approximately 17 million travel enthusiasts at the time of acquisition by NextTrip, and operates through key platform partnerships, including Samsung TV Plus and Plex.

In February 2026, we acquired original content, brand rights, and distribution assets of GoUSA TV from Brand USA (The Corporation for Travel Promotion). GoUSA TV is a travel streaming channel, reaching an estimated 200+ million viewers globally across connected TV, mobile, and digital platforms, including Samsung TV Plus, LG Channels, Plex, Titan OS, and TCL International. Rather than operating GoUSA TV as a standalone channel, we are integrating its U.S.-focused travel content library and distribution infrastructure into JOURNY.tv to enhance scale, content depth, and advertiser relevance. Combined, JOURNY.tv and GoUSA TV assets are expected to support media distribution reaching approximately 250 million viewers globally in 2026 across FAST, OTT, connected TV, mobile, and digital platforms. See “Recent Developments—GoUSA TV Asset Purchase.”

In July 2025, we entered into a joint venture with KC Global Media to accelerate the international expansion of JOURNY.tv into India, Southeast Asia, Africa and Australia/New Zealand, targeting new regional distribution partnerships and advertising opportunities. See “Recent Developments—KC Global Media Joint Venture.”

Travel Magazine

Travel Magazine (TravelMagazine.com) is our editorial travel content platform within our Media segment. It is an online travel publication that provides articles, guides, destination inspiration, hotel and restaurant recommendations, and general travel advice. Its audience includes both casual vacationers and more seasoned travelers seeking ideas and information for their next trip. Travel Magazine functions primarily as a content and audience platform within our Media segment, generating revenue through advertising and sponsored content, while also directing engaged readers to our owned booking channels, including NextTrip and Five Star Alliance, as well as to select third-party partners through affiliate relationships.

The media team benefits from a range of strategic partners driving advertising revenue potential, including Leap Media Group (over 35 years of TV advertising and media planning experience), Travel Spike (programmatic and direct travel advertising sales), Magnite (programmatic advertising), and Blue Fysh Holdings (digital out-of-home media solutions across North America). See “Recent Developments—Blue Fysh Share Exchange.”

NXT2.0 – Our Integrated Travel Booking Platform

Development of the Platform

Prior to the COVID-19 pandemic, NextTrip (then known as Monaker Group) operated a travel business focused on the sale of vacation rentals and alternative lodging rentals (“ALRs”) through its proprietary booking engine (NXT1.0). In June 2022, NextTrip acquired the Bookit.com booking engine, including its customer database, destination content, source code, and approximately 250 third-party travel supplier Application Programming Interface (“API”) relationships. The Bookit.com platform had previously powered a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic). We launched the NXT2.0 platform in May 2023 and have since scaled to over four million hotel properties, vacation rental homes, and cruise products globally.

Travel Products and Services

Inventory and product offerings on our platform consist chiefly of: (1) direct contracts, which are negotiated directly with the travel provider and generally generate higher gross margins; and (2) third-party API content, which is lower margin but significantly broadens inventory and supports the integration of specialty products, leading to cross-selling and additional revenue opportunities.

Our Direct Contract Strategy

Our initial focus was to negotiate direct connectivity and fixed base pricing contracts with hotels and travel suppliers and to integrate those products into NXT2.0. This allows us to set our own pricing and control our margins for leisure and vacation travel products and negotiate and run co-op marketing. This flexibility affords us the opportunity to run competitive specials and adjust pricing within our marketplace.

Our Inventory Expansion and API Strategy

To supplement our higher-margin direct inventory and support our specialty platforms, we have integrated a series of third-party API relationships into NXT2.0. Major suppliers include Expedia (worldwide hotel product), Nuitée (hotel and vacation rental homes), Global Distribution Systems (luxury hotels and activities), and Signature Travel Network via Five Star Alliance (all major cruise lines). These established suppliers provide significant additional content and product depth in our booking engine, giving NextTrip comprehensive global leisure travel inventory coverage.

Core Product Offerings

NextTrip’s Travel segment offerings span leisure, luxury, cruise, group, and business travel. Key product offerings include:

NextTrip Vacations – Our core leisure platform, powered by NXT2.0, delivering seamless booking and customizable travel options across airlines, hotels, cruises, ground activities, and more.

Five Star Alliance – A luxury travel platform providing access to over 5,000 five-star hotels and resorts worldwide with personalized concierge services and an industry-leading 4.9-star Trustpilot rating.

NextTrip Cruise – A fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages including transfers, pre- and post-cruise stays, and expert travel support, launched March 27, 2025.

TA Pipeline – A premier group travel and MICE platform supporting destination weddings, conferences, conventions, and affinity group travel for groups ranging from 50 to 5,000 travelers.

Travel Magazine Pro– Our premium digital editorial, advisor engagement, and travel commerce platform designed for travel agencies, advisors, and agents to compete online and offline.

Groups Platform – A solution for complex travel needs such as conferences, conventions, and destination weddings, with several group bookings completed within the first 60 days of launch from leads generated by Five Star Alliance.

NXT2.0 Platform Features

Existing Features

Our marketplace at nexttrip.com offers tools for browsing and comparing flights, hotels, tours, cruises, and activities. We allow travelers to defer payments on select vacation packages with our proprietary PayDlay program, which allows travelers to purchase travel with a small deposit and make subsequent payments between purchase and the week before travel, with no interest charged. Registered NextTrip travelers can manage bookings, receive updates on special offers, and subscribe to newsletters. Security is a priority, with rigorous content screening and Payment Card Industry (“PCI”) compliance to safeguard customer information.

NXT2.0 equips travelers with a seamlessly integrated planning and booking ecosystem. Within a personalized profile, users can explore a curated library of videos and editorial content tailored to their interests, earmark preferred destinations and activities, and engage a dedicated concierge team for travel planning support. Travelers may transact digitally through the platform’s booking engine or speak directly with a call-center specialist, all while utilizing proprietary payment tools such as PayDlay.

Technology and Infrastructure

Our websites are hosted using cloud services distributed globally across multiple regions, designed to manage increases in traffic through scalable computing power without requiring software changes. Our cloud services provide scalable and redundant Internet connectivity as well as redundant power and cooling. We use industry-standard security methods to ensure the integrity of our networks and protection of confidential data. Access to NextTrip’s networks and the servers and databases on which confidential data is stored is protected by industry-standard firewall and encryption technology. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

Promethean Interactive Platform

Promethean is our proprietary interactive video overlay platform, licensed on a perpetual basis, which drives advertising revenue and facilitates the connection between our Media and Travel segments. We are integrating this platform into JournyGO’s video content with interactive overlays that allow users to initiate travel bookings directly from streaming content through contextual calls-to-action without interrupting the viewing experience. Promethean is the key technology enabling our “Watch. Scan. Book. Go.” ecosystem, providing the link through which JOURNY.tv viewers in our Media segment can transact within our Travel segment in real time.

Revenue Strategy and Development of an Integrated Travel and Media Ecosystem

NextTrip’s revenue strategy is built on two complementary and mutually reinforcing revenue streams generated across our two operating segments.

Travel Segment Revenue

We generate Travel segment revenue through commissions, markups, and service fees on travel bookings across hotels, vacation rentals, cruises, packages, and related travel services. Product sales are generally structured either: (1) as a set commission on the sale of a travel product whereby the supplier or wholesaler controls the pricing (as is the case with the majority of Five Star Alliance products), or (2) through a direct, negotiated contract between the Company and the product supplier (as is the case with the majority of NextTrip’s products), which allows us to set our own retail pricing. Commission-based travel products are generally lower margin than directly negotiated travel products. Our strategy emphasizes higher-value travel segments, including luxury travel, cruise, and group travel, which we believe offer higher transaction values, repeat business opportunities, and enhanced service economics. Travel Magazine Pro also contributes Travel segment revenue through affiliate commissions and sponsored booking content.

Media Segment Revenue

We generate Media segment revenue through advertising, sponsorships, branded content, and destination marketing programs across JOURNY.tv and Travel Magazine. As the number of viewers and users grows, it drives the advertising rates the Company can charge third parties to promote travel products and services to our audience. Beyond generating direct advertising dollars, our growing audience provides additional opportunities for NextTrip to promote its own Travel segment products to highly targeted viewers, reducing our dependence on external marketing channels.

The deployment of JournyGO and the Promethean interactive overlay platform is expected to further enhance both segments by converting Media segment viewership into Travel segment bookings, while simultaneously supporting higher advertising CPMs through demonstrated audience action rates.

Development of Integrated Revenue Model

NextTrip is in the early stages of development and roll out of its comprehensive two-segment model. While the products introduced to date are now functional and generating nominal revenues, those revenue streams are currently small and variable relative to established travel industry leaders. Our ability to capitalize on our platforms is constrained by limited funding for marketing programs. The timeline to complete planned programs is dependent upon our ability to raise capital; however, we believe that most programs can be delivered within 180 days of obtaining such necessary funding. Once fully integrated, we believe the model will deliver accelerating revenue growth as our content-to-commerce strategy targets underserved areas in the travel sector—such as PayDlay, Groups bookings, and the Travel Agent Platform—not well serviced by the major travel industry leaders.

Competition

The U.S. travel market is highly competitive and rapidly evolving. The markets are dominated by a few key distributors, which has caused suppliers to look for viable alternatives that would diversify their business mix.

Our Travel segment competes with online and offline travel companies targeting leisure and corporate travelers, including travel agencies, tour operators, travel supplier direct websites and their call centers, consolidators and wholesalers of travel products and services, large online portals and search websites, certain travel metasearch websites, mobile travel applications, social media websites, as well as traditional consumer eCommerce and group buying websites. These companies include Expedia, Booking.com, TripAdvisor, Sabre Corp., TravelZoo, and Airbnb. We are an early-stage company with nominal revenues. Though we consider these companies competitors, they are all much larger and more advanced in development than our current offerings, and we may be unable to raise sufficient capital or develop our technology at such a rate as to compete for meaningful market share. We also face competition for customer traffic on internet search engines and metasearch websites, which impacts our customer acquisition and marketing costs.

Our Media segment competes with other travel content providers and streaming platforms for travel programming audiences and advertising spend, including larger media companies with substantially greater resources. Our differentiated model—combining owned media in our Media segment with direct booking capabilities in our Travel segment—is designed to create competitive advantages in audience monetization that pure media or pure booking competitors cannot easily replicate.

Seasonality

We experience seasonal fluctuations in the demand for our Travel segment products and services. Traditional leisure travel bookings are generally highest in the first three quarters as travelers plan and book their spring, summer, and winter holiday travel. The number of bookings typically decreases in the fourth quarter. Because revenue for most of our travel products is recognized when the travel takes place rather than when it is booked, revenue typically lags bookings by several weeks to several months. As a result, although travel bookings through NextTrip’s platforms tend to be highest from January to June, moderate from July through September, and low from October through December, the majority of revenue is recognized in the summer months (June, July, and August) and during the winter holidays (November and December). Our Media segment revenues are also subject to seasonal advertising market conditions, with advertising spend typically higher in the second half of the calendar year.

Intellectual Property

Our intellectual property includes the content of our websites, registered domain names, registered and unregistered trademarks, business plan, business strategies and trade secrets, proprietary and acquired software platforms and related assets, licensed software platforms, and customer and third-party supplier lists. We believe that our intellectual property is an essential asset of our business and that our registered domain names and technology infrastructure will give us a competitive advantage in the online market.

We rely on a combination of trademark, copyright, and trade secret laws in the United States, as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications. We have registered numerous Internet domain names related to our business. Our key proprietary software platforms and systems include:

NXT2.0, our integrated travel booking engine, enhanced through our acquisition of the Bookit.com assets;

Groups Platform, which allows for efficient and streamlined travel planning and booking for travel groups of five or more;

PayDlay, which allows travelers to book a trip for as little as $1.00 down and pay over time with no interest;

Travel Magazine Pro™, our advisor-focused, content-to-commerce platform providing travel advisors with embedded bookable inventory, dynamic packaging via Worldia technology, attribution-enabled commission tracking, and AI-driven engagement tools;

JOURNY.tv, our owned FAST channel and global travel media network; and

Promethean, our proprietary interactive video overlay platform, licensed on a perpetual basis, enabling contextual bookings and advertisements embedded within video content.

Regulation

Our ability to provide our services is affected by legal regulations of governments and regulatory authorities around the world, many of which are evolving and subject to revised interpretations. Violations of any laws or regulations could result in fines, penalties, and criminal sanctions against us, our officers or employees, and prohibitions on conducting our business, which could damage our reputation, brands, global expansion efforts, and operating results. Regulations that impact our business include:

Data Protection and Privacy: We have policies and a global governance framework to comply with applicable privacy laws. In the European Union, the General Data Protection Regulation (the “GDPR”) imposes significant compliance obligations and costs. In the United States, the California Consumer Privacy Act (the “CCPA”) and the California Privacy Rights Act (“CPRA”) impose privacy requirements and consumer rights. Other U.S. states and international jurisdictions have adopted or may adopt similar data protection regulations.

Regulation of the Travel Industry: Our business is impacted by travel-related regulations such as local regulation of alternative accommodations. Some parts of our business are already subject to certain requirements of the U.S. Department of Transportation (“DOT”), and as our offerings continue to diversify and expand, we may become subject to additional requirements of regulatory agencies across the world.

Payments: As we expand our payments services to consumers and business partners, we are subject to additional regulations, such as financial services regulations and license requirements, as well as payment card association rules and obligations under our contracts with payment card processors, including the Payment Card Industry Data Security Standard.

Media and Streaming Regulation: As we expand our Media segment internationally through JOURNY.tv and the KC Global Media joint venture, we may become subject to content regulations, broadcasting licensing requirements, advertising standards, and related compliance obligations in various jurisdictions.

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

Recent Developments

Launch of JournyGO – Agentic AI-Powered Watch. Scan. Book. Go. Ecosystem

On March 31, 2026, the Company launched JournyGO, its next-generation agentic AI-powered consumer engagement and booking ecosystem within the Travel segment. JournyGO integrates immersive travel video (delivered through the Company’s JOURNY.tv Media segment platform), the Company’s proprietary Promethean interactive overlay technology, dynamic travel packaging, and agentic AI assistance—supported by live Travel Specialists when needed—to seamlessly move viewers from inspiration to confirmed travel bookings. JournyGO represents the full commercial activation of our “Watch. Scan. Book. Go.” content-to-commerce strategy and is designed to drive Travel segment bookings and Media segment advertising revenue directly from streaming content engagement.

Launch of Travel Magazine Pro™

The Company launched Travel Magazine Pro™, a category-defining platform within the Travel segment that reimagines how travel advisors inspire, engage, and monetize demand in a world increasingly driven by digital discovery and real-time transactions. Travel Magazine Pro™ equips travel advisors with a vertically integrated platform combining premium media, intelligent CRM, and embedded commerce, enabling advisors to distribute editorial-quality travel content—destinations, itineraries, and curated journeys—fully embedded with live, bookable inventory.

The platform is powered by NextTrip’s connected trip technology and enhanced through licensed technology integrations with Worldia, enabling dynamic packaging of flights, hotels, and experiences into flexible, real-time itineraries. Travel Magazine Pro™ incorporates a robust attribution framework that tracks and links advisor-driven engagement to completed bookings across the customer journey, including delayed or repeat bookings within defined attribution windows, enabling advisors to earn fees and commissions on transactions attributable to their content and client interactions. Key platform capabilities include seamless in-content booking, dynamic customizable travel packages, competitive pricing, high-margin commission structures across all travel components including air, and AI-driven personalization. Travel Magazine Pro™ is now available to travel advisors nationwide.

Launch of JOURNY App on Apple iOS

The Company launched the JOURNY App on Apple iOS, expanding direct consumer access to JOURNY.tv travel programming on mobile devices. The iOS app extends the JournyGO ecosystem to mobile viewers and supports the Company’s Media segment strategy of reaching travel audiences across connected TV, mobile, and digital platforms.

GoUSA TV Asset Purchase

On February 2, 2026, NextTrip, Inc. entered into an Asset Purchase Agreement with The Corporation for Travel Promotion, doing business as “Brand USA” (“Seller”), pursuant to which the Company agreed to purchase select content, brand rights, and distribution assets (collectively, the “Assets”) of GoUSA TV, a travel streaming platform originally launched to showcase destinations across the United States. GoUSA TV historically reached an estimated 200+ million viewers globally across connected TV, mobile applications, and digital platforms, including Samsung TV Plus, LG Channels, Titan OS, and TCL International.

The aggregate consideration under the Purchase Agreement is $350,000 in cash plus restricted shares of the Company with a value of $350,000 based on the weighted average price of the shares for the twenty consecutive trading days ending on the trading day two trading days prior to closing. In addition, the Company will pay to Seller a royalty equal to 15% of the Company’s gross advertising revenue from the exploitation of the acquired content rights during the three-year period beginning on the closing date. The Company has also agreed, for a three-year period beginning on closing, to pay a royalty of 1% for every $100,000 in destination booking revenue directly attributed to the acquired content, with a minimum quarterly payment of $30,000.

The GoUSA TV assets are being integrated into JOURNY.tv within the Media segment. GoUSA TV content serves as a U.S.-focused demand-generation layer within NextTrip’s broader media-to-commerce ecosystem.

KC Global Media Joint Venture

In July 2025, NextTrip entered into a joint venture with KC Global Media, a leading Asian entertainment network founded by former Sony executives, to accelerate the international expansion of the JOURNY.tv Media segment platform into India, Southeast Asia, and Australia/New Zealand. This initiative is intended to support regional distribution partnerships, advertising monetization opportunities, and localized content strategies, while significantly expanding NextTrip’s global audience reach and strengthening top-of-funnel travel demand generation for the Travel segment.

Acquisition of TA Pipeline

On August 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “TA MIPA”) with TA Pipeline LLC (“TA”) and the members of TA (the “TA Members”), pursuant to which the Company purchased all of the issued and outstanding membership interests of TA (the “TA Acquisition”). The TA Acquisition closed on August 6, 2025, resulting in TA becoming a wholly-owned subsidiary of the Company operating within the Travel segment.

Pursuant to the TA MIPA, as consideration for the TA Acquisition, the Company (i) paid the TA Members an aggregate of $443,168 in cash and (ii) issued an aggregate of 96,774 restricted shares of Company common stock valued at $300,000, based on a price per share of $3.10. In addition, the Company shall make an earnout payment equal to five percent (5%) of the net revenues generated by TA during the 12-month period after the closing date, up to a maximum of $200,000, payable 50% in cash and 50% in restricted shares of Company common stock at $3.10 per share.

In addition, in the event that the fair market value of the Company’s common stock is less than $3.10 per share during the applicable exercise period, each TA Member shall have a limited, one-time option to (i) require the Company to repurchase all or a portion of their TA acquisition shares at $3.10, (ii) require the Company to issue additional shares to make the aggregate value equal to the original aggregate value, or (iii) require the Company to pay the difference in cash between the base price and fair market value. The exercise period commences upon the earlier of the date the shares first become eligible for public resale or the first anniversary of the closing date.

On February 24, 2026, the former TA Members submitted an exercise notice of their option to require the Company to repurchase all of their TA acquisition shares. The Company believes that the former TA Members are in breach of their obligations under the Purchase Agreement and therefore has declined to honor the exercise of the put option and has refused to purchase the shares. The parties are in discussions to resolve the dispute; however, the outcome of such discussions is uncertain. The Company believes it has meritorious defenses and intends to vigorously defend against any claims, as well as assert any and all counterclaims relating to the TA Members’ breach of their obligations.

TA Pipeline adds a customer base of large group travel organizers, integrates its customer pipeline into NextTrip’s NXT2.0 booking technology and PayDlay financing tool, and creates cross-media leverage through JOURNY.tv and Travel Magazine Pro.

Acquisition of Five Star Alliance

On February 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “FSA Purchase Agreement”) with FSA Travel, LLC (“FSA”), John McMahon, as Majority Member, and the other members of FSA. On February 10, 2025, the Company completed an initial closing, purchasing a 49% ownership stake in FSA for $500,000 in cash plus 161,291 shares of Series O Nonvoting Convertible Preferred Stock. On April 9, 2025, the Company exercised its option to acquire the remaining 51% of FSA’s membership units for an additional $500,000 in cash plus 161,291 shares of Series O Preferred Stock, resulting in FSA becoming a wholly-owned subsidiary of the Company within the Travel segment.

On April 28, 2025, the parties determined that each of the four performance milestones under the FSA Purchase Agreement had been achieved, and in satisfaction of those obligations, the Company paid the FSA Members an additional aggregate of $400,000 in cash and issued an aggregate of 120,967 shares of Series O Preferred. In total, the Company paid aggregate cash consideration of $1,400,000 and issued an aggregate of 443,549 shares of Series O Preferred to the FSA Members in connection with the acquisition of Five Star Alliance.

Founded in 2004, Five Star Alliance is a premier luxury travel agency known for its curated collection of over 5,000 five-star hotels and resorts worldwide, with an industry-leading 4.9-star Trustpilot rating and over 400,000 monthly site visitors. Five Star Alliance offers personalized recommendations, high-end travel solutions, a proprietary booking engine, and established relationships with premium travel providers.

Blue Fysh Share Exchange

On February 24, 2025, the Company and Blue Fysh Holdings Inc. (“Blue Fysh”) entered into a share exchange agreement (the “BF Share Exchange Agreement”) whereby Blue Fysh agreed to issue 82 restricted shares of its common stock to the Company, representing a 10% interest in Blue Fysh, in exchange for 483,000 restricted shares of Series N Nonvoting Convertible Preferred Stock of the Company at an issuance price of $5.00 per share. The BF Share Exchange closed on February 28, 2025. Blue Fysh is focused on digital and network solutions connecting people to brands through thousands of digital installations in diverse environments across North America. The strategic partnership with Blue Fysh is intended to expand audience reach by integrating JOURNY.tv, Travel Magazine, and NextTrip’s booking platform with Blue Fysh’s digital out-of-home solutions, increase advertising revenue through combined media assets, and leverage Blue Fysh’s strategic sales relationships on behalf of NextTrip’s Media segment.

JOURNY.tv Asset Purchase

On April 1, 2025, the Company entered into an asset purchase agreement with Ovation LLC (“Ovation”), pursuant to which the Company purchased assets including trademarks, domains, apps, and certain distribution agreements related to Ovation’s JOURNY.tv business for $300,000 in cash and 20,000 restricted shares of Company common stock. In connection with the acquisition, the Company and Ovation also entered into a License Agreement pursuant to which Ovation granted the Company non-exclusive rights to exhibit JOURNY.tv programming through FAST and Video On Demand channels. The aggregate non-refundable license fee payable over the term of the License Agreement is $336,801.

NextTrip Cruise Launch

On March 27, 2025, NextTrip unveiled NextTrip Cruise, a fully integrated cruise booking engine within the Travel segment providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages that include transfers, pre- and post-cruise stays, and expert travel support.

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

Additionally, in accordance with the Board Appointment Rights provided for in the Exchange Agreement, on July 14, 2025, the Company’s Board of Directors appointed the NTH Appointees as directors, in each case effective July 28, 2025, at which time Salvatore Battinelli, Jacob Brunsberg, Dennis Duitch and Kent Summers resigned as directors of the Company. Stephen Kircher shall serve as a Class I director, with his initial term expiring at the Company’s 2028 Annual Meeting of Stockholders; Jimmy Byrd shall serve as a Class II director, with his initial term expiring at the Company’s 2026 Annual Meeting of Stockholders; and Ms. Diges and Mr. Jiang shall each serve as a Class III director, with their initial terms expiring at the Company’s 2027 Annual Meeting of Stockholders. Each of NTH Appointees will serve as a director for the balance of their respective initial terms, and until his or her successor is elected and qualified, subject to his or her earlier death, resignation or removal. Additionally, effective July 28, 2025 and as amended on March 3, 2026, the Board appointed the NTH Appointees to serve on the following committees of the Board:

●	Audit Committee: Carmen Diges (Chair), Stephen Kircher and Jimmy Byrd
●	Compensation Committee: David Jiang (Chair), Stephen Kircher, Jimmy Byrd and Carmen Diges
●	Nominations & Governance Committee: Andy Kaplan (Chair), David Jiang, and Carmen Diges

Facilities

Our principal executive office is located at 3900 Paseo del Sol, Santa Fe, New Mexico 87507. The lease is on a month-to-month basis, and can be terminated by either party at any time.

Human Capital Resources

As of May 28, 2026, we had 23 full-time employees and 18 independent contractors. We use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union, and we consider our employee relations to be very good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staff. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We strive to provide competitive compensation and benefits for our employees. Our benefit programs include bonuses, stock-based compensation awards, a 401(k) plan with employer matching, healthcare and insurance benefits, flexible paid time off and other employee assistance programs.

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

● cyber-terrorism, political unrest, the outbreak of hostilities or escalation or worsening of existing hostilities or war, such as Russia’s invasion of Ukraine and the ongoing military conflicts in Israel and Iran, resulting sanctions imposed by the U.S. and other countries and retaliatory actions taken by sanctioned countries in response to such sanctions;

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

As of February 28, 2026, we had $13,076,958 in total assets, $7,315,557 in total liabilities, negative working capital of $761,004 and a total accumulated deficit of $50,597,419. We had a net loss applicable to common stockholders of $16,247,596 for the fiscal year ended February 28, 2026, and $10,198,684 for the fiscal year ended February 28, 2025.

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

We estimate that we will need to raise a minimum of $5.5 - $7.0 million in net proceeds to continue operations for the next twelve months, and to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset its operating costs.

In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern, and the report of our registered independent public accounting firm on our financial statements as of and for the year ended February 28, 2026, included in Item 15 of this Report, contains a going concern qualification.

We are not profitable and may never become profitable.

We have incurred losses in every reporting period since we commenced business operations in 2010 and expect to continue to incur significant losses for the foreseeable future. Our net loss applicable to common stockholders for the years ended February 28, 2026 and February 28, 2025 was $16,247,596 and $10,198,684, respectively. As of February 28, 2026, our accumulated deficit was $50,597,419. There is no assurance that any revenues we generate will be sufficient for us to become profitable or to maintain profitability. Our revenues for the years ended February 28, 2026 and February 28, 2025 were $3,715,528 and $501,423, respectively, and our operating expenses for those periods were $17,017,660 and $7,416,731, respectively. Our current revenues are not sufficient to fund our operations. We cannot predict when, if ever, we might achieve profitability and we are not certain that we will be able to sustain profitability, if achieved. If we fail to achieve or maintain profitability, the market price of our securities is likely to be adversely affected.

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

Between March 1, 2025 and February 28, 2026, the trading price of our common stock has ranged from a low of $1.69 to a high of $6.00, and could be subject to wide fluctuations in the future in response to various factors, some of which are beyond our control. These factors include those discussed previously in this “Risk Factors” section and others, such as:

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

In order to raise additional capital, we may sell additional shares of our common stock, or other securities convertible into or exchangeable for our common stock. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be lower than the price per share that you paid for our common stock.

Additionally, as of May 28, 2026, there were 558,737 shares of our preferred stock are outstanding, consisting of 150,000 shares of Series A Preferred Stock, 408,421 shares of our Series B Preferred Stock, and 316 shares of Series E Preferred Stock. The Series A Preferred Stock will automatically convert into shares of our common stock at such time, if ever, we received stockholder approval of such conversions in accordance with applicable Nasdaq rules.

Our outstanding warrants may result in further dilution to our stockholders.

As of May 28, 2026, there were warrants to purchase an aggregate of 4,957,011 shares of our common stock outstanding, which if exercised, would result in significant dilution to holders of our shares of common stock.

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

As of May 28, 2026, we had 14,493,468 outstanding shares of common stock. Future sales of a large number of our shares, or the issuance of shares issuable upon exercise of our outstanding warrants and stock options or conversion of outstanding shares of our convertible preferred stock, or the perception that a large number of shares may be sold, could have a material adverse effect on the trading price of our common stock.

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

Our Board of Directors is authorized to issue up to 10,000,000 shares of preferred stock and may determine the terms of future preferred stock offerings without further action by our stockholders. If we issue preferred stock, it could affect your rights or reduce the value of our outstanding common stock. In particular, specific rights granted to future holders of preferred stock may include voting rights, preferences as to dividends and liquidation, conversion, and redemption rights, sinking fund provisions, and restrictions on our ability to merge with or sell our assets to a third party. As of May 28, 2026, 558,737 shares of our preferred stock are outstanding, consisting of 150,000 shares of Series A Preferred Stock, 408,421 shares of Series B Stock, and 316 shares of Series E Preferred Stock.

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

ITEM 2. PROPERTIES.

We lease co-working space at 3900 Paseo del Sol, Santa Fe, New Mexico 87507, for a monthly rent expense of approximately $250. The lease is on a month-to-month basis and is cancelable at any time. We believe that our facilities are suitable for our current needs.

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

Shareholders

As of May 28, 2026, there were approximately 629 holders of record of our common stock based on information provided by our transfer agent. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers, and other financial institutions.

Dividends

We have not paid any dividends on our common stock to date and do not anticipate that we will pay dividends in the foreseeable future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, restrictive covenants under outstanding preferred stock, our anticipated capital requirements, and other factors that our Board of Directors deem relevant. We have paid dividends on certain series of our preferred stock pursuant to the respective Certificates of Designation of such series of preferred stock and may do so in the future pursuant to future financing agreements, if any. The Holders of our currently outstanding Series B Preferred Stock are entitled to a 12% dividend, payable in cash upon redemption or added to the Stated Value upon conversion.

Repurchases

We did not purchase any shares of our common stock during the three months ended February 28, 2026.

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company during the three months ended February 28, 2026 and have not previously been reported on a Current Report on Form 8-K.

Common Stock

Date	Recipient	Consideration	Shares	Price	Value
Dec 1, 2025	Don Monaco	Series L Preferred dividend (in-kind)	10,623	$3.86	$41,004
Dec 1, 2025	Bill Kerby	Series L Preferred dividend (in-kind)	4,721	$3.86	$18,223
Dec 1, 2025	Marc Bern	Series M Preferred dividend (in-kind)	1,900	$3.86	$7,334
Dec 1, 2025	Simon Orange	Consulting services	125,000	$3.858	$482,250
Dec 19, 2025	Procopio, Cory, Hargreaves & Savitch LLP	Settlement of legal invoices	33,000	$3.88	$128,040
Jan 2, 2026	New Orleans Private Wealth Management	Consulting services	40,000	$3.39	$135,600
Jan 9, 2026	ConsortiaX	Sales commission override	2,047	$3.41	$6,980
Jan 15, 2026	Kerry Kennedy	IR consulting services	7,500	$2.87	$21,525
Jan 29, 2026	Playbook Investors Network	Minority equity investment by Company	20,000	$3.10	$62,000
Feb 2, 2026	Pillow Hog Ventures	IR consulting services	25,000	$3.10	$77,500
Feb 6, 2026	Alumni Capital	Fee re: S-1 withdrawal	10,000	$3.01	$30,100
Feb 19, 2026	Hilton Advisory Group	Consulting services	25,000	$3.01	$75,250
Feb 28, 2026	Christopher LaCoursiere	Cancellation in exchange for option grant (1)	(45,000)	$3.86	$(173,700)
Total			259,791		$912,107

Series A Convertible Preferred Stock

Date	Purchaser	Consideration	Shares	Price	Value
Dec 19, 2025	J Boddaert Management, Inc.	Cash - Series A units, with Investment Warrants	50,000	$3.00	$150,000
Dec 19, 2025	Meadows Sport Horses Ltd.	Cash - Series A units, with Investment Warrants	50,000	$3.00	$150,000
Total			100,000		$300,000

Investment Warrants

Date	Grantee	Units	Strike	Expiration	Consideration
Dec 19, 2025	J Boddaert Management, Inc.	25,000	$3.00	Jun 19, 2029	Cash - Series A units
Dec 19, 2025	Meadows Sport Horses Ltd.	25,000	$3.00	Jun 19, 2029	Cash - Series A units
Feb 10, 2026	KC Global Media Asia LLC	20,000	$3.00	Feb 10, 2029	Prior warrant amendment (2)
Feb 10, 2026	Charcoal Investments Ltd.	200,000	$3.00	Feb 10, 2029	Prior warrant amendment (2)
Feb 10, 2026	Denis Suggs	35,000	$3.00	Feb 10, 2029	Prior warrant amendment (2)
Total		305,000

Placement Agent Warrants

Date	Grantee	Units	Strike	Expiration	Consideration
Dec 23, 2025	Ladenburg Thalmann & Co. Inc. and its designees	60,000	$4.65	Jun 23, 2031	Placement agent svcs - Armistice Financing (3)
Jan 22, 2026	PartnerCap Securities, LLC	2,000	$3.00	Nov 12, 2030	Placement agent svcs (separate transaction)
Total		62,000

Stock Option

Date	Grantee	Options	Strike	Expiration	Consideration
Feb 28, 2026	Christopher LaCoursiere	108,575	$2.87	Feb 28, 2029	Exchange for 45,000-share cancellation (1)

Notes

(1) The 45,000-share cancellation on February 28, 2026 was made in exchange for the contemporaneous grant to Mr. LaCoursiere of the non-qualified stock option to purchase 108,575 shares shown under “Stock Option” above.

(2) The Investment Warrants issued on February 10, 2026 were issued without cash consideration as compensation for the holders’ agreement to amend the terms of certain previously outstanding warrants (extending the exercise date by six months and increasing the exercise price thereof) to avoid aggregation under applicable Nasdaq listing rules.

(3) The warrants issued on December 23, 2025 were issued to Ladenburg Thalmann & Co. Inc., as placement agent, and to certain of its designees, as partial compensation for placement agent services rendered in connection with the Company’s December 2025 private placement of securities to Armistice Capital Master Fund Ltd. (which financing was previously reported on a Current Report on Form 8-K). The Company also paid Ladenburg Thalmann & Co. Inc. a cash placement agent fee equal to 8% of the gross proceeds of that financing.

Exemption from Registration

The securities described above were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, except that the stock option granted under the Company’s 2023 Equity Incentive Plan was issued in reliance upon Rule 701 thereunder. No general solicitation or general advertising was used. Each recipient was an accredited investor or otherwise had access, through such recipient’s relationship with the Company, to the type of information that would have been provided in a registration statement and represented an investment intent. Other than the cash placement agent fee described in note (3) above, no underwriting discounts or commissions were paid by the Company in connection with these issuances.

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

Business Overview

NextTrip, Inc. is an early-stage, technology-forward travel and media company operating at the intersection of premium video content and online travel commerce. Our strategy is to bring together premium travel content, global audience reach, proprietary booking technology, and concierge-supported travel services into a single, integrated ecosystem that guides consumers across the full travel journey—from inspiration and discovery, through planning, to booking and post-sale servicing. We refer to this integrated model as our “Watch. Scan. Book. Go.” content-to-commerce strategy.

We operate and report our business in two segments—Travel and Media—that are designed to function as a single, mutually reinforcing ecosystem. Our Media segment builds awareness and audience scale, generates advertising revenue, and channels high-intent travel consumers into our Travel segment, where those consumers transact through our proprietary booking platforms. The discussion that follows in this Item 7 should be read together with the more detailed description of our business in Part I, Item 1 (Business), the risk factors in Part I, Item 1A (Risk Factors), and our consolidated financial statements and related Notes in Part II, Item 8.

Our Operating Segments

Travel Segment

Our Travel segment comprises our travel booking and commerce operations. It includes our proprietary NXT2.0 booking platform and all booking-oriented brands and products, including NextTrip Vacations (direct-to-consumer leisure), Five Star Alliance (luxury hotel and cruise bookings), TA Pipeline (group and MICE travel), NextTrip Cruise, the Groups Platform, the Travel Agent Platform, JournyGO (our agentic AI-powered “Watch. Scan. Book. Go.” booking ecosystem launched on March 31, 2026), and Travel Magazine Pro™ (our advisor-focused, content-to-commerce platform). The Travel segment also includes our PayDlay deferred-payment booking option.

Travel segment revenue is generated principally through commissions, markups, and service fees on travel bookings across hotels, vacation rentals, cruises, packages, and related travel services, as well as advisor-driven commissions and attribution-based fees through Travel Magazine Pro™. Product sales are structured either as commission-based transactions, where the supplier or wholesaler controls pricing (which is the case for most Five Star Alliance product), or under direct, negotiated supplier contracts in which we set retail pricing (which is the case for most NXT2.0 product). Commission-based travel is generally lower margin than direct-contract travel. Our strategy emphasizes higher-value travel categories—luxury, cruise, and groups—which we believe offer higher transaction values, repeat-purchase behavior, and stronger service economics.

Media Segment

Our Media segment comprises our content creation, audience development, media distribution, and advertising monetization operations. It includes JOURNY.tv (our owned global travel media network, into which we are integrating the GoUSA TV content library and distribution assets acquired from Brand USA in February 2026), our joint venture with KC Global Media for international expansion across India, Southeast Asia, Africa, and Australia/New Zealand, and Travel Magazine, our editorial travel content platform. We expect combined JOURNY.tv and GoUSA TV assets to support media distribution reaching approximately 250 million viewers globally in 2026 across FAST, OTT, connected TV, mobile, and digital platforms.

Media segment revenue is generated primarily through advertising, sponsorships, branded content, and destination marketing programs. In addition to direct monetization, the Media segment functions as a demand-generation engine for the Travel segment by engaging travel audiences at scale and reducing our reliance on third-party paid-marketing channels. We believe that as our audience grows, advertising rates and inventory utilization will rise, and our ability to convert viewer engagement directly into bookings—particularly through JournyGO and our perpetually licensed Promethean interactive video overlay technology—will increase the effective yield of our Media assets.

Integrated Content-to-Commerce Model

Our platform is organized around four core elements that, taken together, form the “Watch. Scan. Book. Go.” pathway from discovery to confirmed booking:

●	Content and Inspiration—travel programming and editorial storytelling delivered through JOURNY.tv (including integrated GoUSA TV content), the KC Global Media joint venture, and Travel Magazine.

●	Discovery and Planning—editorial content, agentic AI-powered personalization, and search tools (including through Travel Magazine Pro™) that translate audience engagement into booking intent.

●	Booking and Commerce—direct transaction capabilities through NXT2.0 and affiliated booking platforms, covering leisure, luxury, cruise, group, and business travel.

●	Service and Support—concierge and call-center infrastructure supporting higher-value experiences and complex itineraries.

Promethean, our perpetually licensed interactive video overlay platform, is the connective tissue of this model: it embeds contextual advertisements and bookable calls-to-action directly within streaming video content, allowing viewers to move from JOURNY.tv into NXT2.0 transactions without leaving the viewing experience. We believe this integration is intended to reduce customer acquisition costs over time by leveraging owned media audiences, while also generating an independent stream of advertising revenue.

Key Fiscal 2026 Developments

Several transactions and product launches during, and shortly after, the fiscal year ended February 28, 2026 materially expanded the scope of our operations and the basis for the period-over-period comparisons that follow. These developments shape the discussion of results of operations, liquidity, and capital resources in this Item 7 and are summarized below.

●	Acquisition of Five Star Alliance (April 2025). We completed the acquisition of FSA Travel, LLC, adding a curated portfolio of over 5,000 luxury hotels and resorts, an industry-leading 4.9-star Trustpilot rating, and approximately 400,000 monthly site visitors, for aggregate consideration of $1.4 million in cash and 443,549 shares of Series O Nonvoting Convertible Preferred Stock.

●	Acquisition of TA Pipeline (August 2025). We acquired TA Pipeline LLC, a group travel and MICE platform supporting groups ranging from 50 to 5,000 travelers, for $443,168 in cash and 96,774 restricted shares, plus a contingent earnout. Subsequent to year-end, the former TA Members submitted a put-option exercise notice that we declined to honor; the dispute is in discussion, and the related accounting and contingencies are addressed elsewhere in this Item 7.

●	JOURNY.tv Asset Purchase (April 2025). We purchased trademarks, domains, applications, and certain distribution agreements relating to the JOURNY.tv business from Ovation LLC for $300,000 in cash and 20,000 restricted shares, together with a related non-exclusive license.

●	KC Global Media Joint Venture (July 2025). We entered into a joint venture with KC Global Media to accelerate JOURNY.tv’s international distribution and advertising monetization across India, Southeast Asia, Africa, and Australia/New Zealand.

●	GoUSA TV Asset Purchase (February 2026). We acquired select content, brand, and distribution assets of GoUSA TV from Brand USA for $350,000 in cash and $350,000 of restricted shares, plus a 15% advertising-revenue royalty and a destination-booking royalty over a three-year period (subject to specified minimum quarterly payments). GoUSA TV historically reached an estimated 200+ million viewers globally, and we are integrating its U.S.-focused content into JOURNY.tv.

●	Blue Fysh Share Exchange (February 2025). We acquired a 10% interest in Blue Fysh Holdings Inc. in exchange for 483,000 shares of Series N Nonvoting Convertible Preferred Stock, supporting digital out-of-home distribution and advertising sales for our Media properties.

●	NextTrip Cruise Launch (March 2025). We launched a fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners.

●	Travel Magazine Pro™ Launch. We launched Travel Magazine Pro™, our advisor-focused, content-to-commerce platform combining premium editorial, intelligent CRM, and embedded commerce, with dynamic packaging enabled by licensed integrations with Worldia.

●	JournyGO and JOURNY iOS App Launch (March 31, 2026 — subsequent to year-end). We launched JournyGO, our next-generation agentic AI-powered consumer engagement and booking ecosystem, together with the JOURNY app on Apple iOS. JournyGO is the commercial activation layer of our content-to-commerce strategy and is reported within the Travel segment.

●	Issuance of Contingent Shares. Following Nasdaq’s March 2025 approval of our initial listing application, we issued 4,393,993 Contingent Shares in connection with previously satisfied milestones under the NextTrip Acquisition Share Exchange Agreement; on May 5, 2025, the remaining 1,450,000 Contingent Shares were issued in satisfaction of the fourth and final milestone.

Revenue Strategy

Our revenue strategy is built on two complementary streams that we expect, over time, to reinforce one another. The Travel segment generates revenue through commissions, markups, and service fees on travel bookings, with our higher-margin direct-contract inventory supplemented by broad third-party API content from suppliers including Expedia, Nuitée, Global Distribution Systems, and Signature Travel Network (via Five Star Alliance). The Media segment generates revenue through advertising, sponsorships, branded content, and destination marketing programs across JOURNY.tv (including integrated GoUSA TV) and Travel Magazine, with revenue per audience member expected to scale as audience size and engagement grow. We expect the deployment of JournyGO and the Promethean overlay technology to further enhance both streams by converting Media viewership into Travel bookings and supporting higher advertising CPMs through demonstrated audience action rates.

We are in the early stages of rolling out this two-segment model. While the products introduced to date are functional and have generated nominal revenues, those revenue streams remain small and variable relative to established travel industry leaders. Our ability to capitalize on the platform is constrained by the level of funding available for marketing programs. The timing of planned rollouts is therefore dependent on our ability to raise additional capital, although we believe that most planned programs can be delivered within approximately 180 days of obtaining the necessary funding.

Seasonality

We experience seasonal fluctuations in demand for our Travel segment products and services. Bookings on our platforms tend to be highest from January to June, moderate from July through September, and lower from October through December. Because revenue for most of our travel products is recognized when the travel takes place rather than when it is booked, recognized travel revenue typically lags bookings by several weeks to several months, with the majority of revenue recognized in the summer months (June, July, and August) and during the winter holidays (November and December). Our Media segment revenues are also subject to seasonal advertising market conditions, with advertising spend typically higher in the second half of the calendar year. The reader should consider these seasonal dynamics when evaluating period-over-period comparisons that follow in this Item 7.

Early-Stage Operations, Going Concern, and Use of Capital

We are at an early stage of commercial development. We have generated only nominal revenues to date, have limited operating history at our current scale, and have minimal brand awareness in our target markets. Our ability to execute our business plan depends on our ability to expand supplier relationships, attract customers, and secure adequate capital to fund marketing initiatives and continued product development. There can be no assurance that we will be able to do so on terms acceptable to us, or at all.

Due to uncertainties regarding our ability to meet our current and future operating and capital requirements, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Annual Report on Form 10-K for the fiscal year ended February 28, 2026. The report of our registered independent public accounting firm filed with this Annual Report contains a going concern qualification. We expect to continue to incur net losses and negative cash flows from operations for the foreseeable future as we invest in technology enhancements, supplier relationships, media content, and marketing initiatives. Throughout this Item 7, statements regarding operational achievements, integrated ecosystem capabilities, planned product rollouts, or growth opportunities should be read in light of these conditions.

How Management Evaluates the Business

We evaluate performance on a segment basis. Additional information regarding our Travel and Media segments, including segment results of operations and the impact of the fiscal 2026 acquisitions and product launches described above, is provided in the “Results of Operations” discussion that follows in this Item 7 and in the segment reporting note to the Consolidated Financial Statements included in Part II, Item 8.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting policies are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, impairment of long-lived assets, values of stock compensation awards and stock equivalents granted as offering costs, and allowance for bad debts. Such critical accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Report. However, we do not believe that there are any alternative methods of accounting for our operations that would have a material effect on our financial statements.

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

Trade accounts receivable balances as of February 28, 2026 and February 28, 2025, were $119,168 and $22,567, respectively.

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

Our Travel segment provides travelers with a full range of travel services through our NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides, and inspiration for travelers. We leverage our media brands as strategic tools to generate travel bookings by integrating content, marketing, and booking technology, as well as generating advertising revenues from third-party content.

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

Results of Operations

Year Ended February 28, 2026 Compared to the Year Ended February 28, 2025

	Twelve Months Ended February 28
Revenue by segment	2026	2025	% Change
Media	$94,723	$-	-
Travel	3,620,805	501,423	622%
Total Revenue	$3,715,528	$501,423	641%

Revenue for the twelve months ended February 28, 2026 was $3,715,528, as compared to $501,423 for the same period in 2025, an increase of $3,214,105, or 641%. The increase was primarily due to group travel-related revenues, a payment from Signature Travel Network as a result FSA’s membership in the Signature consortia, and commission income generated in connection with the Five Star Alliance luxury travel bookings. In addition, our Media segment generated $94,723, primarily from direct advertising sales and programmatic revenues.

Our cost of revenue for the twelve months ended February 28, 2026 was $3,063,042, as compared to $498,121 for the same period in 2025, an increase of $2,564,921, or 515%. The increase was primarily attributable to the increase in sales from fiscal year 2026 as compared to fiscal year 2025.

Our gross margin for the twelve months ended February 28, 2026 was 18%, as compared to 1% for the same period in 2025. The improvement in gross margin is primarily attributable to revenue from FSA travel bookings, group travel bookings which have higher margins than NextTrip travel bookings, and direct advertising sales.

Our total operating expenses for the twelve months ended February 28, 2026 were $17,017,660, as compared to $7,416,731 for the same period in 2025, an increase of $9,600,929, or 129%. The increase was primarily attributable to stock options granted to former directors and an increase in professional services expenses, as further discussed below. Non-cash expenses, primarily consisting of stock-based compensation, stock options granted to former directors, common shares issued to third parties for services, depreciation and amortization, and asset impairment charges totaled $8,891,821, or 52% of our operating expenses for the twelve months ended February 28, 2026, and $1,142,204, or 15% of our operating expenses for the same period in 2025.

Salary and benefits costs were $2,804,118 for the twelve months ended February 28, 2026, as compared to $2,630,663 for the same period in 2025, an increase of $173,455, or 7%. The increase was comprised of: (a) an increase in salaries of $156,907 due to the addition of five new employees; (b) an increase in taxes and benefits of $64,003; (c) an increase due to the revaluation of the SAR liability of $15,770; and (d) an increase in commission of $4,351; partially offset by a decrease in bonus expense of $33,810, and a decrease in severance expense of $33,766.

Stock-based compensation was $193,125 for the twelve months ended February 28, 2026, as compared to $67,874 for the same period in 2025. This increase of $125,251, or 185%, was due to an increase in stock options expense of $97,211, and an increase in stock grants to employees of $28,040

We incurred general and administrative costs of $202,774 during the twelve months ended February 28, 2026, as compared to $95,341 in the same period in 2025, an increase of $107,433, or 113%. The increase was primarily the result of (a) $58,958 in travel expenses incurred for conferences; (b) an increase of $36,594 for various compliance fees and minimum payments, and penalties for California state tax filings; (c) an increase in office equipment and postage of $4,648; (d) an increase in telephone expense of $7,009; and (e) an increase of $15,047 in bad debt expense related to uncollectable accounts receivable; partially offset by a decrease in rent and utilities expenses of $9,959 and a decrease in payroll service fee of $4,864 as a result of changing payroll service providers.

We incurred marketing costs of $486,739 during the twelve months ended February 28, 2026, as compared to $307,166 during the same period in 2025. The increase of $179,573, or 58%, was for (a) an increase in a consulting contract for marketing services of $30,204; (b) increased Travel Magazine expenses of $78,776 aimed at driving traffic and generating business across all of our brands; (c) an increase in media consulting expenses of $103,532 due to the engagement of a social media influencer agency; (d) an increase in contract labor $45,363 due to the completion of project based initiatives; and (e) an increase in conference entrance fees of $2,704. Partially offsetting the increase was a decrease of $69,620 in fees previously incurred from a former media advertising firm, and a decrease in advertising and promotional services of $11,386.

Professional service fees incurred in the twelve months ended February 28, 2026 were $7,512,409, as compared to $2,228,481 incurred during the same period in 2025, an increase of $5,283,928, or 237%. This increase was a result of: (a) an increase in investor relations expenses of $2,077,563 due to renewal of existing contracts and the addition of eight new investor relations firms, primarily non-cash; (b) an increase in consulting fees of $2,848,387 due to contracts for services related to business development, primarily non-cash; (c) an increase in contract labor of $138,341 related to JOURNY.tv and other operations; (d) an increase in accounting expenses of $210,666 due to costs associated with technical accounting services related to the FSA, JOURNY.tv, TA Pipeline, and GoUSA acquisitions, as well as a required two-year audit and first quarter financial statement review for FSA; and (e) an increase in legal fees of $183,760 due to services related to various regulatory filings and acquisitions, partially offset by a decrease in lending fees of $174,789 related to bridge loan financings. Of the total professional service fees of $7,512,409 for the twelve months ended February 28, 2026, $4,705,977, or 63%, was incurred as non-cash expenses.

We incurred technology costs of $1,047,960 during the twelve months ended February 28, 2026, as compared to $843,296 during the same period in 2025. The increase of $204,664, or 24%, was primarily attributable to: (a) an increase in expenses in connection with JOURNY.tv of $44,987 for content licensing; (b) an increase in dues and subscriptions of $92,295 due to the implementation of our new CRM and business management platform together with incremental seat licenses for newly onboarded employees; (c) an increase in information technology and computer expenses of $40,670, primarily due to onboarding additional employees, use of outsourced IT services, and managing software subscriptions; (d) an increase in software and website expenses of $4,007 for hotel connections into the NextTrip database; and (e) an increase of $22,705 in cloud database expenses primarily related to updating legacy code to optimize compatibility with our hosting infrastructure.

Organizational costs for the twelve months ended February 28, 2026, were $2,580,829, as compared to $213,613 for the same period in 2025, an increase of $2,367,216, or 1,108%. The increase is primarily attributable to fully vested stock options granted to former directors and compensation for one additional board member. Of the total organization costs of $2,580,829 for the twelve months ended February 28, 2026, $2,356,769, or 91%, were incurred as non-cash expenses and primarily relate to stock options granted to former directors of the Company.

Depreciation and amortization expense for the twelve months ended February 28, 2026 was $1,097,804, as compared to $713,236 for the same period in 2025, an increase of $384,568, or 54%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, JOURNY.tv, and the FSA and TA Pipeline tradename, software, and agreements. In addition, we recorded an asset impairment charge of $463,860 related to intangible assets with no future benefit to the Company.

Other operating expenses were $312,547 for the twelve months ended February 28, 2026, as compared to $317,061 for the same period in 2025. The $4,514 decrease, or 1%, was primarily due to the reduced cost of D&O and other insurance costs of $57,822 and a decrease in regulatory fees of $6,945; partially offset by a net increase in merchant processing and bank fees of $60,254 due to the addition of TA Pipeline.

Provision for credit loss totaled $315,495, reflecting a reserve established against a related-party receivable relating to its going-concern uncertainty and the resulting risk of collectability.

During the twelve months ended February 28, 2026, we realized net other income of $464,547, as compared to net other expense of $2,707,609 in the same period in 2025. The increase in net other income of $3,172,156 was primarily due to (a) a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable increase of $1,273,245, (b) a decrease of $1,000,000 in the recorded loss on the related party receivable in 2025 that did not occur in 2026; (c) a decrease in the loss on extinguishment of debt of $1,038,979, (d) a $384,067 gain from the negotiated settlement of an accounts payable balance at a reduced amount; and (e) a $74,007 net adjustment primarily resulting from the reconciliation of deferred revenue assumed in a prior acquisition; (f) a gain on the revaluation of the TA Pipeline derivative liability of $50,000, (g) an increase in interest income of $18,477; and (h) a decrease in the disposal of assets of $90; partially offset by (a) interest expense of $344,102 primarily in connection with the amortization of the debt discount associated with bridge loans; (b) an increase in interest expense associated with notes payable and other expenses of $173,647; and (c) a write off of a $130,000 deposit in connection with an S-1 withdrawal from the previous year; and (d) a $483 loss on foreign currency transactions.

Preferred dividends for the twelve months ended February 28, 2026 were $335,662, as compared to $78,600, for the same period in 2025, an increase of $257,062, or 327%. The increase was due to dividends paid to the holders of shares of Series L and Series M Preferred stock issued in connection with debt conversions in December 2025 and February of 2026.

	Twelve Months Ended February 28
Operating loss by segment	2026	2025	% Change
Media	$(1,434,002)	$-	-
Travel	(1,355,266)	(1,991,751)	(32)%
Total segment operating loss	(2,789,268)	(1,991,751)	40%
Corporate	(13,575,906)	(5,421,678)	150%
Total Operating loss	$(16,365,174)	$(7,413,429)	121%

In the twelve months ended February 28, 2026, our operating loss totaled $16,365,174, as compared to an operating loss of $7,413,429 for the same period in 2025, an increase of $8,951,745, or 121%. The increase in corporate expenses of $8,154,227 is primarily due to an increase in non-cash expenses of $7,749,616 for (a) investor relations and consulting agreements of $4,401,507, (b) stock-based compensation and SAR expenses for employees and former board members of $2,499,681, (c) an increase in Depreciation & Amortization expense primarily from intangible assets acquired in business acquisitions of $384,568, and (d) an asset impairment charge of $463,860. The increase of $1,434,002 is due to the start-up of the Media segment and is primarily made up of contracted services to launch our FAST channel. The decrease in operating loss for the Travel segment of $636,485 is due to the increased revenues from our various acquisitions.

The net loss on the share of net earnings from the equity method investment totaled $11,307 as compared to $7,390, an increase of $3,917. The increase was due to losses incurred in FSA from March 1, 2025 through April 9, 2025 when the full acquisition was finalized.

Our net loss applicable to common stockholders for the twelve months ended February 28, 2026, was $16,247,596, as compared to $10,198,684 for the same period in 2025, an increase of $6,048,912, or 59%. The increase was primarily attributable to an increase in operating loss of $8,951,745 and an increase in preferred dividends of $257,062, a loss on the 49% share of net earnings for the equity method investee of $3,917, and a decrease in income from discontinued operation of $8,344, partially offset by an increase in other income of $3,172,156.

Liquidity and Capital Resources

Overview

We have historically funded our operations through private placements of our securities, short-term promissory notes, and advances from related parties. Given the limited revenue generated since inception, our principal sources of liquidity continue to be cash on hand and external financing rather than cash generated from operations. Our principal short-term uses of cash are operating expenditures, including personnel, technology development, sales and marketing, professional fees, and integration costs related to our recent acquisitions. Principal longer-term uses of cash include scheduled debt service, payment of accrued interest, and additional investment in our travel and technology platforms.

As of February 28, 2026, we had cash of $1,696,090 and a working capital deficit of $761,004, as compared to cash of $1,062,367 and a working capital deficit of $105,577 as of February 28, 2025. The increase in our working capital deficit was primarily attributable to growth in accrued interest, accrued professional fees, and current maturities of short-term promissory notes, partially offset by the increase in cash from financing activities. As of February 28, 2026, the outstanding principal balance under our related-party revolving line of credit totaled $3,000,000, which represents the maximum amount available under that facility (see Sources of Liquidity — MIP Line of Credit below).

Going Concern — Substantial Doubt and Management’s Plans

Conditions giving rise to substantial doubt. In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. As of February 28, 2026, we have incurred recurring net losses, have negative cash flows from operations, have an accumulated deficit, have a working capital deficit, and have generated limited revenue since inception. For the fiscal year ended February 28, 2026, we incurred a net loss of $15,911,934 (before preferred dividends) and used $4,561,463 of cash in operating activities. Based on our current operating plan, we estimate that we will require a minimum of approximately $5.5 million of cash to fund operations for the twelve months following the issuance date of these financial statements, which exceeds our cash balance of $1,696,090 as of February 28, 2026. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s plans. To address the conditions described above, management’s plans include the following: (i) continuing to raise capital through private placements of equity and equity-linked securities, including our offerings of common stock, Series A Convertible Preferred Stock, and the May 2026 Series B Convertible Preferred Stock offering (and including other subsequent-event issuances that have generated aggregate gross proceeds of approximately $1,215,100 through the date of this Annual Report); (ii) drawing on related-party financing arrangements as available (under which $400,000 of principal remained outstanding as of the date of this Annual Report, after giving effect to a $110,000 principal repayment on May 12, 2026, with respect to the short-term promissory note issued to The Donald P. Monaco Insurance Trust on March 25, 2026, as amended) and seeking new debt financing on commercially reasonable terms; (iii) integrating recently acquired businesses (TA Pipeline LLC, FSA, JOURNY.tv, and GoUSA) to accelerate revenue generation and expand our distribution channels; (iv) managing discretionary operating expenditures, including selectively deferring non-essential technology and marketing spend; and (v) pursuing strategic partnerships intended to monetize our travel and content assets. Management is in active discussions with prospective investors and lenders, but no commitments have been received as of the issuance date of these financial statements.

Management’s conclusion. Although management believes that its plans, if successfully executed, would provide sufficient liquidity to fund operations for the next twelve months, these plans are not entirely within the Company’s control. The ability to consummate additional financings on acceptable terms, generate sufficient revenue from acquired businesses, and otherwise execute on management’s plans cannot be considered probable as of the issuance date of these financial statements. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sources of Liquidity

Our principal sources of liquidity during the year ended February 28, 2026 consisted of: (i) net proceeds from private placements of common stock, preferred stock, and warrants; (ii) advances under our $3,000,000 revolving line of credit with a related party; and (iii) issuances of short-term promissory notes (including original-issue-discount notes). During the year, we received aggregate gross proceeds of $5,861,800 from private placements of equity and equity-linked securities and $1,031,000 from the sale of short-term promissory notes. We do not currently have any committed external sources of capital, other than the MIP Line of Credit, which is fully drawn. The following table summarizes our material financing transactions during fiscal 2026.

Date	Counterparty / Investor	Instrument	Gross Proceeds	Key Terms

Apr 1, 2025	Alumni Capital LP	Short-term note + warrants (80,000 shares)	$300,000	Principal $360,000; OID $60,000; 10% interest; matured Jul 1, 2025 — repaid in full
May 6, 2025	Monaco Investment Partners II, LP (related party)	Revolving line of credit	$3,000,000 (max)	12% simple interest; monthly interest; matures May 31, 2027; fully drawn at Feb 28, 2026
Jun 24, 2025	Jimmy Byrd, a director of the Company	Common stock (86,092 shares @ $3.02)	$260,000	Restricted common stock; related-party transaction
Jul 10, 2025	KC Global Media Asia, LLC (Andy Kaplan, a director of the Company, is chairman)	Common stock (75,000 shares @ $3.02)	$226,500	Restricted common stock; related-party transaction
Aug 20, 2025	Alumni Capital LP	Short-term note + warrants (80,000 shares)	$300,000	Principal $360,000; OID $60,000; 10% interest; matured Nov 20, 2025; repaid Dec 19, 2025 with $10,000 extension fee
Sep 10, 2025	A. Kaplan & J. Byrd (directors)	Series Q Preferred (81,250 shares @ $3.20)	$260,000	Nonvoting; converted into common stock following stockholder approval at the November 19, 2025 Annual Meeting; no shares outstanding at Feb 28, 2026
Sep 26, 2025	1800 Diagonal Lending LLC	Short-term promissory note	$232,000	Principal $269,000; OID $37,000; 13% one-time interest charge; five installments beginning Mar 30, 2026; conversion only on default
Oct 8, 2025	Caesar Capital Group LLC	Common stock (62,500 shares @ $3.20)	$200,000	Restricted common stock
Oct 17, 2025	K. Kennedy and A. Sanders	Short-term notes ($18,000 each)	$30,000	OID $3,000 each; mature May 17, 2026

Oct 24, 2025	1800 Diagonal Lending LLC	Short-term promissory note	$169,000	Principal $196,000; OID $27,000; 13% one-time interest charge; ten installments through Aug 31, 2026; conversion only on default
Oct 28, 2025	AOS Holdings	Common stock (70,000 shares @ $3.00)	$210,000	Restricted common stock
Nov 4, 2025	KC Global Media Asia, LLC (Andy Kaplan, a director of the Company, is chairman)	Common stock (33,400 shares @ $3.00)	$100,200	Related-party transaction; broken out from the November 2025 private placement aggregate
Nov 2025	Several unaffiliated private investors (aggregated)	Common stock (435,034 shares @ $3.00)	$1,305,100	Several securities purchase agreements with unaffiliated investors; in the aggregate, the November 2025 private placement issued 468,434 shares for $1,405,300
Dec 19, 2025	Two unaffiliated private investors	Series A Convertible Preferred (100,000 shares @ $3.00) + warrants (50,000 shares @ $3.00)	$300,000	Automatic 1:1 conversion into common stock upon Stockholder Approval; no voting rights; no redemption rights; not related parties

Dec 23, 2025	Armistice Capital Master Fund Ltd.	Common stock (1,000,000 shares) + warrants (1,000,000 shares)	$3,000,000 (gross)	Private placement; gross of placement agent fees and offering expenses; not a related party

Amounts shown reflect gross proceeds received by the Company which were reduced by original issue discounts, placement agent fees, and other offering expenses, as applicable. The June 24, 2025 transaction with Jimmy Byrd and the July 10, 2025 and November 4, 2025 transactions with KC Global Media Asia, LLC are related-party transactions: Mr. Byrd is a director, and Andy Kaplan, also a director, is the co-trustee of the Kaplan-Wright Family Trust, which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KC Global Media Asia, LLC; Mr. Kaplan also serves as chairman of KC Global Media Asia, LLC. These transactions were entered into on substantially the same terms as the contemporaneous transactions with unaffiliated investors.

MIP Line of Credit (related party)

On May 6, 2025, we entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”), which is controlled by Donald P. Monaco, the Chairman of our Board of Directors. Mr. Monaco serves as Managing General Partner of MIP and, in that capacity, controls MIP. The MIP Line of Credit provides a $3,000,000 revolving credit facility. Advances may be requested from time to time through May 31, 2027 (the maturity date) and bear simple interest at 12% per annum, calculated from the date of each advance. Accrued interest is payable monthly, no later than the 10th day of the following month, and all outstanding principal and accrued interest are due in full on the maturity date. The MIP Line of Credit may be prepaid in whole or in part without penalty. The facility is unsecured, contains no financial maintenance covenants, and does not include conversion features. The initial advance of $1,045,000 was used to repay (i) a $400,000 cash advance previously made by the Trust (the “Trust”) and (ii) $645,000 of outstanding indebtedness under the Trust Notes. Subsequent advances through February 28, 2026 totaled $1,955,000, bringing total advances to $3,000,000 — the maximum amount available under the facility. Because the MIP Line of Credit is fully drawn as of February 28, 2026, it is not available as a source of additional liquidity for the twelve months following the issuance date of these financial statements, absent an amendment.

December 2025 Armistice Capital Private Placement

On December 23, 2025, we entered into a Securities Purchase Agreement with Armistice Capital Master Fund Ltd. providing for the issuance and sale, in a private placement, of 1,000,000 shares of our common stock and warrants to purchase up to 1,000,000 additional shares of common stock (the “Warrants”). The transaction resulted in gross proceeds of $3,000,000 (before deduction of placement agent fees and other offering expenses). The Warrants are exercisable on a cash basis at the exercise price set forth in the related warrant agreement. Proceeds were used for general working capital purposes, including funding operations, acquisition integration costs, and scheduled debt service. Armistice Capital Master Fund Ltd. is not a related party.

November 2025 Private Placement

In November 2025, we entered into a series of securities purchase agreements pursuant to which we issued and sold an aggregate of 468,434 shares of common stock at $3.00 per share, for aggregate gross proceeds of $1,405,300. Included within the November 2025 placement, on November 4, 2025, KC Global Media Asia, LLC (“KCGM”) purchased 33,400 shares of common stock at $3.00 per share, together with a three-year warrant to purchase up to 16,000 shares of common stock at an exercise price of $4.54 per share, for total gross proceeds of $100,200. Andy Kaplan, a director of the Company, is the co-trustee of the Kaplan-Wright Family Trust (the “Kaplan-Wright Trust”), which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM, and Mr. Kaplan also serves as chairman of KCGM; accordingly, this transaction is a related-party transaction. The Kaplan subscription was on substantially the same economic terms as the contemporaneous subscriptions by unaffiliated investors. The balance of the November 2025 placement consisted of 435,034 shares of common stock sold to several unaffiliated investors for aggregate gross proceeds of $1,305,100. Additional information regarding related-party participation in our private placements is included under Item 13, Certain Relationships and Related Transactions, and Director Independence, and in Note 17, “Related Party Transactions,” to the financial statements included elsewhere in this Annual Report.

July 2025 KCGM Common Stock Issuance and December 2025 Exchange for Pre-Funded Warrant (related party)

As described above, on July 10, 2025, KC Global Media Asia, LLC (“KCGM”) purchased 75,000 shares of our common stock at $3.02 per share for gross proceeds of $226,500. On December 23, 2025, those 75,000 shares were exchanged for a pre-funded warrant to purchase 75,000 shares of common stock, the exercisability of which is subject to shareholder approval. In consideration of KCGM’s agreement to exchange its shares for a pre-funded warrant, on February 10, 2026, the Company issued KCGM an additional warrant to purchase 20,000 shares of common stock at an exercise price of $3.00 per share, with a three-year term from the initial exercise date. Andy Kaplan, a director of the Company, is the co-trustee of the Kaplan-Wright Family Trust (the “Kaplan-Wright Trust”), which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM, and Mr. Kaplan also serves as chairman of KCGM; accordingly, this transaction is a related-party transaction. The exchange transaction and the issuance of the additional warrant were approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

Chief Executive Officer Compensation Deferral (related party)

William Kerby, our Chief Executive Officer, has agreed at his election to defer $100,000 of his annual salary, together with payments related to personal financial guarantees and his car allowance. As of February 28, 2026, the aggregate compensation deferred by Mr. Kerby totaled $270,333. The deferred amounts accrue interest at a rate of 7.5% per annum. The Company’s ability to retain these deferred amounts as a source of working capital is contingent on Mr. Kerby’s continued election to defer payment.

Series A Convertible Preferred and Series Q Preferred Offerings

On December 19, 2025, we issued 100,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”) at $3.00 per share, together with warrants to purchase up to 50,000 shares of common stock at an exercise price of $3.00 per share, for gross proceeds of $300,000. The Series A Preferred was authorized by a Certificate of Designation filed with the Nevada Secretary of State on February 6, 2026 designating up to 1,000,000 shares of Series A Preferred. Each share of Series A Preferred (i) has a par value of $0.001 and ranks pari passu with our common stock with respect to liquidation; (ii) is entitled to dividends on an as-converted basis equivalent to dividends paid on the common stock; (iii) has no voting rights, except that the affirmative vote of holders of a majority of the outstanding Series A Preferred is required to adversely alter the powers, preferences or rights of the Series A Preferred; (iv) is not subject to any redemption rights; and (v) will automatically convert into shares of common stock on a one-for-one basis (subject to adjustment for stock splits and similar events) at 5:00 p.m. Eastern time on the third business day after the Company obtains the requisite stockholder approval contemplated by Nasdaq Listing Rule 5635 (the “Stockholder Approval”). Conversion of the Series A Preferred is subject to a 4.99% beneficial ownership limitation (electable by a holder up to 9.99% subject to advance notice).

On September 10, 2025, we issued an aggregate of 81,250 shares of newly designated Series Q Nonvoting Convertible Preferred Stock (the “Series Q Preferred”) at $3.20 per share, of which 31,250 shares were issued to the Kaplan-Wright Family Trust (of which Andy Kaplan, a director of the Company, serves as co-trustee) for $100,000 and 50,000 shares were issued to Jimmy Byrd, a director of the Company, for $160,000. On November 19, 2025, at our 2025 Annual Meeting of Stockholders, our stockholders approved the conversion of the Series Q Preferred into shares of common stock in accordance with the terms of the related Certificate of Designation. Following such approval, all 81,250 outstanding shares of Series Q Preferred were converted into shares of common stock on the terms set forth in the Certificate of Designation, and no shares of Series Q Preferred remain outstanding as of February 28, 2026. Future conversion of the Series A Preferred, if and when effected following the Stockholder Approval described above, would be dilutive to existing holders of our common stock.

1800 Diagonal Lending Notes

On September 26, 2025 and October 24, 2025, we issued short-term promissory notes to 1800 Diagonal Lending LLC in the principal amounts of $269,000 and $196,000, respectively, with original issue discounts of $37,000 and $27,000 and one-time interest charges of 13% applied to principal on the issuance dates. The September note is payable in five installments, with the first installment of $151,986 due on March 30, 2026 and four equal subsequent installments of $37,996 due on the 30th of each of the next four months. The October note is payable in ten equal installments of $22,148, with the final installment due on August 31, 2026. Each note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest under each note may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC. We do not believe an event of default is probable; however, conversion upon a future default could be dilutive to existing stockholders.

Material Cash Requirements

Our material cash requirements as of February 28, 2026 consist principally of short-term promissory notes, accrued interest, and the outstanding balance on the MIP Line of Credit. Short-term promissory notes outstanding at February 28, 2026 had an aggregate repayment amount due of approximately $473,000 and a net carrying value, net of unamortized discount, of $386,072, with maturities ranging from March 30, 2026 through August 31, 2026, including the September 26, 2025 and October 24, 2025 1800 Diagonal Lending notes (which amortize in installments) and the October 17, 2025 notes issued to Kerry Kennedy and Allen Sanders (maturing May 17, 2026). The MIP Line of Credit has an outstanding principal balance of $3,000,000, with all principal and accrued interest due at the May 31, 2027 maturity date. Interest accrues at 12% per annum and is payable monthly. Subsequent to year-end, on March 24, 2026, we issued an additional short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $180,550, payable in five installments between September 2026 and January 2027 (see Subsequent Events below). We have ongoing operating cash requirements for personnel, technology development, marketing, professional fees, and acquisition integration. Based on our current operating plan, we estimate that cash required to fund operations for the twelve months following February 28, 2026 will be approximately $5.5 million, which exceeds our cash balance at year-end. We do not have any material commitments for capital expenditures, and we do not have any material purchase obligations, take-or-pay contracts, or unconditional purchase obligations outside the ordinary course of business. We have no off-balance sheet arrangements (within the meaning of Item 303(b)(1)(ii) of Regulation S-K) that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flow Analysis

Year ended February 28 (in $)	2026	2025	Change ($)	Change (%)
Net cash used in operating activities	(4,561,463)	(5,080,154)	518,691	11%
Net cash used in investing activities	(2,721,968)	(1,033,751)	(1,688,217)	(163)%
Net cash provided by financing activities	7,917,154	6,852,467	1,064,687	16%
Net increase in cash	633,723	738,562	(104,839)	(14)%

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations totaled $4,561,463 during the year ended February 28, 2026, compared to $5,080,154 during the same period in 2025, an increase of $518,691, or 11%. The operating cash outflow during fiscal 2026 was driven by a net loss of $15,911,934 (before payment of preferred dividends), partially offset by non-cash charges of $9,746,594 and changes in working capital of $1,603,877. Non-cash charges included: stock-based compensation issued to former directors of $2,356,769; employee stock-based compensation of $193,125; depreciation and amortization of $1,097,804; amortization of non-cash professional services expense of $4,760,992; amortization of debt discount of $687,037; write-off of capitalized technology costs of $463,860 related to an abandoned software implementation; a write-off of prepaid offering costs of $130,100; loss on share of net income of equity method investee of $11,307; and loss on extinguishment of debt of $95,600, partially offset by a gain on derivative liability of $50,000. Changes in working capital reflected an increase in deferred revenue of $1,558,220 related to the TA Pipeline acquisition, the licensing and royalty payment obligations in connection with the JOURNY.tv and GoUSA acquisitions with the current portion of $136,582 and $305,090 for the long term portion; an increase in liabilities for the SBA loan assumed in connection with the FSA acquisition of $98,179, and a decrease in prepaid expense of $44,549, partially offset by an increase in accounts receivable of $96,601, a decrease in accounts payable and accrued expenses of $432,142, and an increase in security deposits of $10,000. The year-over-year increase in operating cash used was modest, despite a meaningful increase in our net loss, reflecting a higher proportion of non-cash charges in fiscal 2026 relative to fiscal 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,721,968 during the year ended February 28, 2026, compared to $1,033,751 during the same period in 2025, an increase of $1,688,217, or 62%. The change was driven primarily by acquisition consideration paid during fiscal 2026, including $900,000 for the FSA acquisition, $443,168 for the TA Pipeline LLC acquisition, $645,000 for the GoUSA acquisition, and $599,800 for the JOURNY.tv asset purchase, partially offset by a year-over-year decrease in capitalized software development costs of $425,751 and a decrease in equity method investments of $475,000. Fiscal 2025 investing activities also included $1,000 of proceeds from the sale of assets, which did not recur in fiscal 2026.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $7,917,154 for the year ended February 28, 2026, compared to $6,852,467 for the same period in 2025, an increase of $1,064,687, or 16%. The increase reflected $595,176 of incremental advances from related parties (primarily under the MIP Line of Credit) and $3,116,727 of incremental net proceeds from equity private placements, partially offset by a $2,330,222 reduction in proceeds from notes payable, and $316,994 of warrants exercised in the prior fiscal year that did not recur in fiscal 2026.

Known Trends, Demands, Commitments, and Uncertainties

Need for additional financing. We will need to raise additional capital through equity, equity-linked, or debt financings, or through other arrangements, to support continuing operations and to execute our business plan. Our existing cash balance is not sufficient to fund our anticipated operating cash requirements for the next twelve months. There can be no assurance regarding the availability or terms of any additional financing. If we issue additional equity or equity-linked securities, our stockholders may experience material dilution, and any new securities may have rights, preferences, or privileges senior to those of our existing common stock. If we incur additional debt, the related instruments may impose covenants and repayment obligations that adversely affect our financial flexibility or business operations. If we are unable to obtain financing when needed, we may be required to delay, scale back, or eliminate one or more aspects of our business plan, including planned product and content investments, and we may lose our Nasdaq listing.

Nasdaq listing requirements. Our continued listing on the Nasdaq Capital Market requires compliance with applicable minimum bid price, stockholders’ equity, market value, and other continued-listing standards. Adverse developments in our operations or financial condition, or further dilutive issuances, could affect our ability to maintain compliance with these requirements. Failure to maintain compliance could result in delisting, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Macroeconomic and geopolitical conditions. We are unable to predict the effect that broader macroeconomic conditions — including elevated interest rates, inflationary pressure on input and labor costs, fluctuations in consumer travel demand, foreign currency volatility, and geopolitical events such as the ongoing conflict in Ukraine — may have on our access to the capital markets, our cost of capital, the timing and cost of our acquisitions, or consumer demand for our travel products. Continued unfavorable trends in these areas could increase our use of cash and impair our ability to obtain additional financing on acceptable terms.

Acquisition integration. During fiscal 2026, we completed the acquisitions of TA Pipeline LLC, FSA, JOURNY.tv, and GoUSA. We expect to continue to incur integration costs in fiscal 2027 as we combine acquired operations, technology, and content. These integration activities are intended to accelerate revenue generation, but the timing and magnitude of any related revenue contribution remain uncertain.

Subsequent Events

From February 28, 2026 through the date of this Annual Report, the Company entered into the following material financing transactions, which are discussed in greater detail in Note 25, “Subsequent Events,” to the financial statements included elsewhere in this Annual Report:

March 24, 2026 — 1800 Diagonal Lending Note

On March 24, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $180,550. The note includes an original issue discount of $23,550 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $102,010.52 due on September 30, 2026 and four equal subsequent installments of $25,502.62 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC.

March 25, 2026 — Donald P. Monaco Insurance Trust Short-Term Promissory Note (related party)

On March 25, 2026, the Company issued an unsecured short-term promissory note (the “Monaco Trust Note”) in the original principal amount of $80,000 to The Donald P. Monaco Insurance Trust (the “Trust”), the trustee of which is Donald P. Monaco, the Chairman of our Board of Directors. The Monaco Trust Note bears interest at 7.5% simple interest per annum and was originally scheduled to mature on April 3, 2026. The Monaco Trust Note may be prepaid at any time without penalty. The Monaco Trust Note was approved by the Board, including the independent members thereof.

The Monaco Trust Note has been amended three times to increase the principal amount and extend the maturity date, as follows: (i) on April 6, 2026, the Company and the Trust entered into a First Amendment increasing the principal balance to $155,000 and extending the maturity date to April 13, 2026; (ii) on April 9, 2026, the Company and the Trust entered into a Second Amendment increasing the principal balance to $290,000 and extending the maturity date to April 30, 2026; (iii) on April 27, 2026, the Company and the Trust entered into a Third Amendment increasing the principal balance to $400,000 and extending the maturity date to May 31, 2026; (iv) on April 30, 2026 the Company and the Trust entered into a Fourth Amendment increasing the principal balance to $510,000; (v) on May 12, 2026, the Company repaid $110,000 of principal under the Monaco Trust Note; and on May 29, 2026 the Company and the Trust entered into a Fifth Amendment increasing the principal balance to $600,000. Other terms of the Monaco Trust Note remained unchanged under each amendment. As of the date of this Annual Report, $600,000 of principal remained outstanding under the Monaco Trust Note. The 7.5% interest rate, which is lower than the 12% rate borne by the MIP Line of Credit, reflects the short-term, on-demand nature of the Monaco Trust Note. The Monaco Trust Note, including each amendment, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

April 15, 2026 — Series A Convertible Preferred Stock Sale to KC Global Media Asia, LLC (related party)

On April 15, 2026, we entered into a securities purchase agreement with KC Global Media Asia, LLC pursuant to which we issued and sold 16,667 shares of Series A Convertible Preferred Stock at a purchase price of $3.00 per share, for total proceeds of $50,000, together with a warrant to purchase up to 8,333 shares of common stock at an exercise price of $3.00 per share, expiring 3.5 years from the issue date. As described above, Andy Kaplan, a director of the Company, serves as chairman of KC Global Media Asia, LLC; accordingly, this transaction is a related-party transaction. The transaction was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

May 6, 2026 — Helena Global Series B Preferred Private Placement

On May 6, 2026, we entered into a securities purchase agreement with Helena Global Investment Opportunities 1 Ltd (“Helena”) pursuant to which we issued and sold 368,421 shares of newly designated Series B Convertible Preferred Stock (the “Series B Preferred”) at a purchase price of $2.755 per share, together with an additional 40,000 shares of Series B Preferred issued as an issuance fee, for total proceeds of $1,015,000. In addition, we issued to Helena a five-year warrant to purchase up to 100,000 shares of common stock at an exercise price of $2.755 per share and may be exercised on a cashless basis if there is no effective registration statement in place and if there is an Event of Default pursuant to the terms of the Certificate of Designation and is continuing. The Series B Preferred (i) ranks pari passu with our other series of preferred stock and senior to our common stock with respect to dividends and distributions on liquidation; (ii) carries a cumulative cash dividend of 12% per annum, increasing to 18% per annum upon an event of default; (iii) is convertible into shares of common stock at a conversion price of $2.755 per share, subject to customary beneficial ownership limitations; and (iv) is subject to mandatory redemption at the stated value plus accrued and unpaid dividends on August 30, 2026, unless the holder elects in writing to extend the redemption date to December 31, 2026. The Company’s obligations under the Series B Preferred are secured by a pledge of 1,365,314 shares of common stock owned by William Kerby, our Chief Executive Officer. Net proceeds are being used for general working capital purposes. Helena is not a related party. The $2.755 per share purchase price represented the Nasdaq Minimum Price plus $0.125 as of the date of the related securities purchase agreement. In addition, Helena was granted (i) a right of participation of up to 20% of any future securities offering by the Company (other than exempt issuances); (ii) an exchange right pursuant to which Helena may exchange Series B Preferred for offered securities at 100% of stated value; and (iii) registration rights pursuant to which the Company is required to file a registration statement with the SEC covering the resale of the shares of common stock issuable upon conversion of the Series B Preferred and exercise of the related warrant within 15 days after closing, and to use best efforts to cause such registration statement to become effective within 30 days (or 60 days if the SEC reviews) after closing. The Company has also agreed that, during the 180-day period following closing, Helena may require the Company to apply 25% of the net proceeds of any “at the market” offering to redeem outstanding shares of Series B Preferred at the contractual redemption price. Additional terms of the Series B Preferred are set forth in the Certificate of Designation filed with the Nevada Secretary of State and described in our Current Report on Form 8-K filed with the SEC on May 8, 2026.

May 6, 2026 — Common Stock Sale to a Private Investor

On May 6, 2026, we entered into a securities purchase agreement with a private investor pursuant to which we issued and sold 36,400 shares of common stock at a purchase price of $2.75 per share, together with a three-year warrant to purchase up to 18,200 shares of common stock at an exercise price of $2.75 per share, for total proceeds of $100,100. The investor is not a related party.

May 8, 2026 — Common Stock Sale to KC Global Media Asia, LLC (related party)

On May 8, 2026, we entered into a securities purchase agreement with KC Global Media Asia, LLC pursuant to which we issued and sold 18,182 shares of common stock at a purchase price of $2.75 per share, for total proceeds of $50,000, together with a warrant to purchase up to 9,091 shares of common stock at an exercise price of $3.00 per share, expiring on May 8, 2029. As described above, Andy Kaplan, a director of the Company, serves as chairman of KC Global Media Asia, LLC; accordingly, this transaction is a related-party transaction. The transaction was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

Trend in pricing. Our equity issuances during fiscal 2026 were priced at $3.00 to $3.20 per share. The subsequent-event Series B Preferred Stock and common stock issuances were priced at $2.755 and $2.75 per share, respectively, representing a decline relative to fiscal 2026 issuance prices. This pricing trend, if it continues, may increase the dilutive impact of future financings on our existing stockholders and may indicate continued pressure on our access to capital on favorable terms.

Other than the foregoing, no material subsequent events related to our liquidity and capital resources have occurred from February 28, 2026 through the date of this Annual Report.

Critical Accounting Estimates

Our discussion of critical accounting estimates that affect liquidity, capital resources, and results of operations is set forth in “Critical Accounting Estimates” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2, “Summary of Significant Accounting Policies,” to the financial statements included elsewhere in this Annual Report.

Other Information

Other than the MIP Line of Credit and the related-party promissory notes described in Note 17, “Related Party Transactions,” to the financial statements included elsewhere in this Annual Report, we have no lines of credit or other financing arrangements.

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

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a 15(e) and 15d 15(e)) as of February 28, 2026 (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of February 28, 2026.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended February 28, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of May 28, 2026:

Name	Age	Position
William Kerby	68	Chief Executive Officer
John McMahon	62	Chief Operating Officer, Travel Division
Frank Orzechowski	66	Chief Financial Officer, Treasurer and Corporate Secretary

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

Board of Directors and Corporate Governance

The following table sets forth the names, ages as of May 28, 2026, and certain other information regarding our directors:

Directors	Class	Age	Position	Director Since	Current Term Expires
Donald P. Monaco	I	73	Chairman of the Board and Director	2023	2028
Stephen Kircher (1)	I	72	Director	2025	2028
William Kerby	II	68	Director	2025	2029
Jimmy Byrd (1)	II	65	Director	2025	2029
Carmen Diges (2)	III	56	Director	2025	2027
David Jiang (3)	III	61	Director	2025	2027
Andy Kaplan (4)	III	65	Director	2025	2027

(1)	Member of our Audit Committee and Compensation Committee.
(2)	Member of our Audit Committee, Compensation Committee, and Nominating and Governance Committee.
(3)	Member of our Compensation Committee and Nominating and Governance Committee.
(4)	Member of our Nominating and Governance Committee.

Directors

Donald P. Monaco has served as Chairman of our Board of Directors since December 29, 2023. Mr. Monaco has approximately three decades of experience as an international information technology and business management consultant. Mr. Monaco founded and owned Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota, serving airline, military, and general aviation customers in November 2005, which he sold in April 2025. Between January 2009 and May 2025, he was appointed and reappointed by Minnesota Governors to serve as a Commissioner of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota, and served as Chairman of the Operations, Finance and Administration Committee. Mr. Monaco was also the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco previously worked as an international information technology and business management consultant with Accenture in Chicago, Illinois for 28 years, and as a partner and senior executive for 18 of such years. From August 2011 to January 2023, Mr. Monaco served as a member of the board of directors of NextPlay (known as Monaker prior to June 2020), where he served as chairman of the board of directors from August 2018 to June 2021 and as co-chairman of the board from June 2021 to December 2021. He previously served as a director at Republic Bank in Duluth, Minnesota from May 2015 until October 2019. He also served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016, serving as chairman of the board from August 2015 to April 2016. Mr. Monaco holds Bachelor’s and Master’s degrees in Computer Science Engineering from Northwestern University.

Our Board of Directors believes that Mr. Monaco is qualified to serve as a member of our Board on the basis of his deep understanding of information technology, early-stage business growth strategies, and business acquisitions, as well as his background and extensive company management and leadership experience.

Stephen Kircher has served on our Board since July 28, 2025. He currently serves, and since 2016 has served, as Chairman and Chief Executive Officer of Kircher Holdings LLC, a family office with a diverse investment portfolio. Kircher Holdings owns, through trust, the Frangipani Beach Resort, a boutique hotel in Anguilla, British West Indies, and Borgo San Vincenzo, a boutique hotel in Tuscany, Italy. In addition to his leadership at Kircher Holdings, Mr. Kircher serves as a director on the Board of Directors of ReviverMX, Inc., the world’s first digital license plate and connected vehicle platform company. Mr. Kircher’s business background includes leading several high-growth companies. He previously served as a consultant and as Chairman & Chief Executive Officer of Solar Power, Inc. (“SPI”), where he grew the company from startup to over $100 million in annual revenues before leading a strategic sale of the company to LDK Solar, Ltd. Before SPI, Mr. Kircher served as Chairman and Chief Executive Officer of International DisplayWorks, Inc., a publicly traded company headquartered in China. Under his leadership, the company expanded to over 3,500 employees and $300 million in revenues, ultimately achieving a successful sale to Flextronics International. Mr. Kircher holds a Bachelor of Arts degree from the University of California, San Diego.

Our Board believes that Mr. Kircher is qualified to serve on our Board on the basis of his deep experience in the travel industry as well as his background and extensive company management and leadership experience.

William Kerby was appointed to our board of directors effective July 17, 2025. Mr. Kerby serves as our chief executive officer. His biography is set forth above under the section entitled “Management.”

Our Board believes that Mr. Kerby is qualified to serve on our Board on the basis of his deep experience in the media and travel industries.

Jimmy Byrd has served on our Board since July 28, 2025. He has over two decades of operational and corporate development leadership, particularly in North American infrastructure and communications, and has been instrumental in scaling complex businesses across the U.S. and Canada. Mr. Byrd currently serves, and has served for the past three years, as Executive Vice President, Corporate Development at Ledcor Group, where he leads the execution of the company’s growth strategy across Canada and the United States. In addition, Mr. Byrd currently serves, and has served since 2004, as President of Ledcor Technical Services, where he has played a key role in building and expanding the company’s communications infrastructure business, which is responsible for deploying and maintaining communications networks for major clients throughout North America. Mr. Byrd holds an MBA from Southern Methodist University.

Our Board believes that Mr. Byrd is qualified to serve on our Board on the basis of his experience in operational and corporate development leadership.

Carmen Diges has served on our Board since July 28, 2025. She is a senior attorney, corporate and government advisor, and international entrepreneur, with over two decades of experience across various public and private sectors. Since August 2014, Ms. Diges has served as Principal at her own law firm, REVlaw. Ms. Diges has also served as the General Counsel/Corporate Secretary of McEwen Inc. (NYSE:MUX) since May 2015. Former positions include Director, Legal Affairs of Echelon Wealth Partners, Inc., and Partner of several Canadian corporate and securities firms. She currently serves as a Director of G2 Goldfields Inc. She previously served as a Director on the board of NextPlay from June 2021 to January 2023. Ms. Diges is a CFA Charter holder, a Master of Laws (Tax) from Osgoode Hall Law School in Toronto, a Bachelor of Laws from Dalhousie Law School in Halifax, as well as a Bachelor of Arts from the University of Toronto.

Our Board believes that Ms. Diges is qualified to serve on our Board on the basis of her experience in public company compliance, corporate law, and background in the travel industry.

David Jiang has served on our Board since July 28, 2025. He is an accomplished investor and entrepreneur with over three decades of experience in asset management, technology innovation, and international business strategy. For the past five years, and since 2015, Mr. Jiang has not been employed but has focused his time on entrepreneurship and personal investments As an entrepreneur, Mr. Jiang has co-founded various software and hardware technology companies, including MirraViz (2016) and Ginger Analytics (2017), for which he provides business and strategic guidance from time to time. As an investor, Mr Jiang focuses on disruptive technologies in ClimateTech, BioTech, FinTech, and AI. He has served on boards of private companies in the U.S., Asia, Middle East, Africa, and South America. Mr. Jiang’s distinguished career includes serving as Chief Executive Officer of PineBridge Investments until 2015, where he led the post-crisis transformation of AIG’s asset management division into an independent firm managing over $75 billion across more than 20 countries. He also held key executive roles at BNY Mellon, including Chief Executive Officer of Asia-Pacific and Global Head of Passive, ETF, and Beta Investing. Earlier in his career, he managed multi-billion-dollar portfolios as a Senior Portfolio Manager at Mellon Capital Management. He has lived and led teams in major financial centers including Tokyo, London, Hong Kong, Shanghai, San Francisco, and New York. He also served on the Advisory Boards of UC Berkeley and Harvard University. Mr. Jiang holds a Master’s degree in Government and Business from Harvard University and a Bachelor’s degree in Humanities and International Affairs from Georgetown University.

Our Board of Directors believes that Mr. Jiang is qualified to serve as a member of our Board on the basis of his deep understanding of information technology, international business strategy, early-stage business growth strategies, and as his background and extensive company management and leadership experience.

Andy Kaplan has served on our Board since July 17, 2025. Mr. Kaplan is the co-founder and chairman of KC Global Media Entertainment, LLC (“KCGM”), which was established in January 2020 to acquire Sony’s Asian media networks business. Mr. Kaplan is the former President of Sony Pictures Worldwide Networks, where he led Sony’s global broadcasting businesses, including its OTT services and linear networks and related investments, with over 180 channel feeds reaching nearly two billion subscribers. At the end of Mr. Kaplan’s thirty-year tenure at Sony, the media networks unit had over 4,000 employees and was earning over $2.5 billion in revenues and over $250 million in operating profit. Among his achievements were the expansion of Sony Pictures Worldwide Networks into new markets and new businesses, the acquisition of TEN Sports acquisition in India, and the acquisition of anime company Funimation, which boasted a catalog of 10,000 hours of content with rights to over 450 brands. Prior to this role, Mr. Kaplan spent over a decade serving as Executive Vice President and Chief Operating Officer of Sony Pictures Television Group, overseeing the business operations of Sony’s global television businesses. His previous experience includes senior positions at the Hollywood Stock Exchange, Hal Roach Studios and Embassy Pictures, as well as consulting roles with Starz, AARP, Sony Corporation of America, Lionsgate Entertainment, Liberty Media, Fremantle Television and Galan Entertainment, among others. Mr. Kaplan was executive producer of the Amazon series, Zorro and M*A*S*H: The Comedy That Changed Television for Fox. He is the former Chairman of Q India, a subsidiary of Qyou Media (TSXV:QYOU), former Chairman of the Board of Directors of the National Association of Television Programming Executives, former Chairman of the Board of Directors of Sharewell/Cayton Children’s Museum, and Chairman of the Board of Governors for the USC Annenberg School’s Center for the Digital Future, as well as a former member of the Board of Directors of the International Academy of Television Arts & Sciences and a member of the UCLA School of Theater, Film and Television. Mr. Kaplan previously served as a member of the Board of Directors of Nasdaq listed, Liberty Interactive and as a former member of the Executive Committee of the Academy of Television Arts & Sciences. Mr. Kaplan holds a Bachelor of Arts degree in Economics from University of California, Los Angeles, and an MBA from the University of Southern California.

Our Board of Directors believes that Mr. Kaplan is qualified to serve as a member of our Board on the basis of his deep understanding of the media industry, information technology, international business strategy, and as his background and extensive company management and leadership experience.

Director Independence

Our Board of Directors currently consists of seven members. As a result of his service as our Chief Executive Officer, Mr. Kerby is not considered an independent director. As a result of Mr. Monaco’s previous affiliation with NextTrip and certain other factors, Mr. Monaco is not considered an independent director. Our Board of Directors has determined that our other directors, Stephen Kircher, Carmen Diges, David Jiang, Jimmy Byrd, and Andy Kaplan, constituting a majority of our directors, are “independent” as that term is defined under Rule 5605(a)(2) of the Nasdaq marketplace rules. Pursuant to Nasdaq rules, our board must consist of a majority of independent directors.

The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to Messrs. Kircher, Jiang, Byrd, Kaplan, and Ms. Diges, our independent directors, that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Classified Board of Directors

In accordance with our Bylaws, our Board of Directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are classified as follows:

●	the Class I directors are Donald P. Monaco and Stephen Kircher, with their current terms expiring at our 2028 annual meeting of stockholders;

●	the Class II directors are William Kerby and Jimmy Byrd, with their current terms expiring at our 2029 annual meeting of stockholders; and

●	the Class III directors are Carmen Diges, David Jiang and Andy Kaplan, with their current terms expiring at our 2027 annual meeting of stockholders.

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

Our Board of Directors has no established policy on whether it should be led by a Chairman who is also the Chief Executive Officer, and has in the past combined the roles of Chairman and Chief Executive Officer. Our Board currently is committed to the separated roles given the circumstances of our Company, with Donald P. Monaco serving as Chairman of the Board and William Kerby serving as our Chief Executive Officer. However, our Board of Directors continually evaluates our leadership structure and could, in the future, decide to combine the Chairman and Chief Executive Officer positions if it believes that doing so would serve the best interests of our Company and our stockholders.

Board Meetings and Committees

During our fiscal year ended February 28, 2026, the Board of Directors held 5 formal meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period he or she was a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served. The Board of Directors also held various informal meetings and took various actions by written consent during the year.

Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage, but do not require, our directors to attend. Each of our then current directors attended our 2026 Annual Meeting of Stockholders.

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

The members of our Audit Committee are Ms. Diges and Messrs. Kircher and Byrd, and Ms. Diges serves as the chairperson of the committee. Our Board of Directors has determined that each of Ms. Diges and Messrs. Kircher and Byrd is an independent director under the applicable Nasdaq rules and under Rule 10A-3 of the Exchange Act. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board of Directors has determined that each member of our Audit Committee is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The Audit Committee held four formal meetings, held various informal meetings and took various actions by written consent during our fiscal year ended February 28, 2026.

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

The members of our Compensation Committee are Messrs. Jiang, Kircher, Byrd and Ms. Diges, and Mr. Jiang serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Jiang, Kircher, Byrd and Ms. Diges is independent under the applicable Nasdaq rules and regulations and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee held three formal meetings, held various informal meetings and took various actions by written consent during our fiscal year ended February 28, 2026.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee’s responsibilities include:

●	identifying individuals qualified to become board members;

●	recommending to our Board of Directors the persons to be nominated for election as directors and to each of the Board’s committees; and

●	overseeing an annual evaluation of the Board of Directors.

The members of our Nominating and Corporate Governance Committee are Messrs. Kaplan, Jiang, and Ms. Diges, and Mr. Kaplan serves as the chairperson of the committee. Our Board of Directors has determined that each of Messrs. Kaplan, Jiang and Ms. Diges is independent under the applicable Nasdaq rules and regulations. The Nominating and Corporate Governance Committee held two formal meetings and held various informal meetings during our fiscal year ended February 28, 2026.

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

The Company believes that during the fiscal year ended February 28, 2026, its executive officers, directors and greater than 5% stockholders timely filed all reports under Section 16(a), with the exceptions of:

Name	Form	Reporting Event Date	Filing Date
Steve Kircher	Form 3	July 14, 2025	November 16, 2025
	Form 4	July 15, 2025	November 16, 2025
John McMahon	Form 3	February 10, 2025	November 6, 2025
	Form 4	February 10, 2025	November 6, 2025
Andrew Kaplan	Form 3	July 17, 2025	July 24, 2025
Jimmy Byrd	Form 3	July 14, 2025	November 10, 2025
	Form 4	September 10, 2025	November 10, 2025
David Jiang	Form 3	July 14, 2025	November 6, 2025
	Form 4	November 4, 2025	November 7, 2025
Donald P. Monaco	Form 4	June 25, 2025	July 21, 2025
Carmen Diges	Form 3	July 14, 2025	November 12, 2025
	Form 4	July 14, 2025	November 12, 2025

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

The following table sets forth compensation for services rendered in all capacities to the Company: (i) for each person who served as the Company’s Chief Executive Officer at any time during the past fiscal year, and (ii) for our two most highly compensated executive officers, other than our Chief Executive Officer, who were employed with the Company on February 28, 2026 (the foregoing executives are herein collectively referred to as the “named executive officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($) (1)		Bonus ($) (1)	Stock Awards ($)		Option Awards ($) (2)	All Other Compensation ($) (1)		Total ($)
Bill Kerby – Chief Executive Officer(3)	2026	400,000		-	-		-	42,000	(4)	442,000
	2025	400,000		-	-		-	42,000	(4)	442,000

Frank Orzechowski - Chief Financial Officer	2026	225,000	(5)	-	29,800	(6)	-	-		254,800
	2025	200,000		-	-		-	-		200,000

John McMahon – Chief Operating Officer, Travel	2026	250,000		-	-		-	-		250,000
	2025	14,583		-	-		-	-		14,583

(1)	Actual amounts paid or accrued.

(2)	Includes option awards and stock appreciation rights awards (“SARs”). SARs awards are only payable in cash. As such, no shares of common stock were reserved in connection with the awards since no shares will be issued pursuant to exercise. The fair value of option and SARs awards are calculated in accordance with the Financial Accounting Standards Board (“FASB”) ASC 718, “Compensation – Stock Compensation.” The amount recognized for all awards is calculated using the Black Scholes pricing model. No options or SARs were awarded during the twelve months ended February 28, 2026 or February 28, 2025.

(3)	Mr. Kerby, at his election, has agreed to defer $100,000 of his annual salary as well as payments related to personal financial guarantees and his car allowance as described in Note (4) below. At February 28, 2026, the total compensation deferred by Mr. Kerby was $270,333.

(4)	In fiscal years 2026 and 2025, we paid Mr. Kerby $24,000 in connection with various personal financial guarantees, and a personal car allowance of $18,000 pursuant to the terms of his employment agreement.

(5)	Effective September 1, 2025, Mr. Orzechowski’s base salary was increased to $250,000 per annum pursuant to his Employment Agreement. In lieu of cash, we issued Mr. Orzechowski 8,390 shares of common stock at a price of $2.98 per share, which was the closing price of our stock on February 10, 2026, the date that the Compensation Committee and the Board of Directors approved Mr. Orzechowski’s Employment Agreement.

(6)	Represents a discretionary equity award of 10,000 shares of the Company’s common stock granted to Mr. Orzechowski on February 10, 2026, the date on which the Compensation Committee and Board of Directors approved the award, with a grant date fair value of $2.98 per share, or $29,800 in the aggregate, based on the closing price of the Company’s common stock on the grant date. The award was made pursuant to the Company’s 2023 Equity Incentive Plan in recognition of Mr. Orzechowski’s past performance and contributions to the Company. The shares were fully vested upon grant.

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

Frank Orzechowski

On March 11, 2026, we entered into a new employment agreement (the “Employment Agreement”) with Frank Orzechowski (“Employee”) setting forth the terms of Employee’s continued service as the Company’s Chief Financial Officer. The effective date of the Employment Agreement is retroactive to February 10,2026. The term of employment is on a monthly basis subject to a six-month severance payment in the case of involuntary termination or Employee resigns for good reason. Employee will receive a base annual base salary of $250,000 (the “Base Salary”), an equity bonus grant of 10,000 shares of the Company’s Common Stock under the Company’s 2023 Equity Incentive Plan (the “Plan”) and a guaranteed cash bonus of $13,500 for the 2026 calendar year. From September 1,2025 through March 31,2026, $50,000 of the Base Salary will be satisfied in fully vested shares of the Company’s common stock issued under the Plan based on the closing price of the Company’s Common Stock on February 10,2026. Employee is also eligible to earn an annual performance bonus with a target opportunity of between $50,000 and $150,000 as determined by the Compensation Committee upon achievement of performance objectives as set forth in the Employment Agreement. Employee is also eligible to participate in additional grants of awards under the Plan as approved by the Compensation Committee and Board of Directors. Further, Mr. Orzechowski is eligible to participate in the Company’s equity incentive and group benefit plans, including medical, dental, and vision plans, as well as a 401(k) plan.

Compensation Recovery Policy

The Company has adopted a compensation recovery policy (the “Compensation Recovery Policy”) that is designed to comply with, and will be interpreted in a manner consistent with, Section 10D and Rule 10D-1 of the Exchange Act and the applicable rules of the Nasdaq Stock Market, including any interpretive guidance provided by Nasdaq. Under our Compensation Recovery Policy, in the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct a material error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the Company must recover erroneously awarded incentive-based compensation previously paid to the Company’s executive officers in accordance with the terms of such Compensation Recovery Policy. Furthermore, under the Compensation Recovery Policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously awarded incentive-based compensation and from paying or reimbursing an executive officer for purchasing insurance to cover any such loss.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table sets forth outstanding Stock Appreciation Rights (“SAR’s”) under our 2020 Stock Appreciation Rights Plan (the “2020 SARs Plan”) that are held by our named executive officers as of February 28, 2026:

	Stock Appreciation Rights Awards(1)
Name	Number of SARs exercisable	Number of SARs unexercisable	SAR exercise price ($)	SAR expiration date
Frank Orzechowski(2)	2,429	-	$68.40	8/11/2026
	4,852	-	$26.00	7/1/2027
	3,474	-	$50.00	7/1/2027

(1) The 2020 SARs Plan provides for incentive awards in the form of SARs payable in cash. No shares of common stock were reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan.

(2) On August 11, 2021, pursuant to our 2020 SARs Plan, we granted Mr. Orzechowski 2,429 SARs. The SARs have an exercise price of $68.40 and as of February 28, 2026, were fully vested and exercisable. On July 1, 2022, we granted Mr. Orzechowski 3,474 SARs with an exercise price of $50.00, all of which were fully vested and exercisable as of February 28, 2026, and 4,852 SARs in connection with his employment retention agreement, which have an exercise price of $26.00 and are fully vested and exercisable as of February 28, 2026.

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

2023 Equity Incentive Plan

On November 19, 2023, our Board of Directors adopted the 2023 Equity Incentive Plan.

Our Board of Directors believes that the grant of options and other stock awards is an important incentive for the Company’s employees, officers and directors.

As of May 28, 2026, there were 914,825 options outstanding under the Plan

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

2020 Stock Appreciation Rights Plan

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

As of May 28, 2026 there were 36,316 SARs outstanding under the 2020 SARs Plan.

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

Under our director compensation program for fiscal year 2026, each Mr. Monaco, and each of our former non-employee director received cash compensation of $12,500, and options to purchase 135,000 shares of our common stock, which are fully vested. Each director has agreed to defer receipt of cash compensation until such time as the Company completes a public financing. Also, each non-employee director may be reimbursed for his reasonable expenses incurred in the performance of his duties as a director as our Board of Directors determines from time to time. Our fiscal year 2027 director compensation program has not been finalized, nor has a plan been finalized for directors who were newly appointed during fiscal year 2026. The Compensation Committee is evaluating our director compensation program and will recommend changes to the Board. Until such time as the Compensation Committee and the Board adopt a new director compensation program, directors will not receive any compensation for services.

The following table sets forth certain information concerning the compensation paid to non-employee directors in fiscal year 2026 for their services as directors of the Company. The compensation of Mr. Kerby, who serves as a director and our Chief Executive Officer, is described in the Summary Compensation Table of Executive Officers. Our non-employee directors do not receive fringe or other benefits.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (7)	Total ($)
Donald P. Monaco (1)	12,500	451,922	464,422
Jacob Brunsberg (2)	12,500	549,081	561,581
Salvatore Battinelli (3)	12,500	451,922	464,422
Dennis Duitch (4)	12,500	451,922	464,422
Kent Summers (5)	12,500	451,922	464,422
Andy Kaplan (6)	-	-	-
David Jiang (6)	-	-	-
Steve Kircher (6)	-	-	-
Carmen Diges (6)	-	-	-
Jimmy Byrd (6)	-	-	-

(1)	The fees shown were paid to Mr. Monaco for services as director through July 28, 2025. On April 1, 2025, the Company granted Mr. Monaco an option to purchase up to 85,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $5.76 per share, is fully vested, had a grant date fair value of $370,277, and has a three-year term. On June 25, 2025, the Company granted Mr. Monaco an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.37 per share, is fully vested, had a grant date fair value of $81,645, and has a two-year term.

(2)	The fees shown were paid to Mr. Brunsberg for services as director through July 28, 2025. On March 6, 2025, the Company granted Mr. Brunsberg an option to purchase up to 31,250 shares of common stock pursuant to the terms of his November 22, 2023 Retention Bonus and Separation Agreement. The exercise price of the option is equal to $3.675 per share, is fully vested, had a grant date fair value of $97,159, and has a five-year term. On April 1, 2025, the Company granted Mr. Brunsberg an option to purchase up to 85,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $5.76 per share, is fully vested, had a grant date fair value of $370,277, and has a three-year term. On June 25, 2025, the Company granted Mr. Brunsberg an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.37 per share, is fully vested, had a grant date fair value of $81,645, and has a two-year term. Mr. Brunsberg resigned as a director effective July 28, 2025.

(3)	The fees shown were paid to Mr. Battinelli for services as director through July 28, 2025. On April 1, 2025, the Company granted Mr. Battinelli an option to purchase up to 85,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $5.76 per share, is fully vested, had a grant date fair value of $370,277, and has a three-year term. On June 25, 2025, the Company granted Mr. Battinelli an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.37 per share, is fully vested, had a grant date fair value of $81,645, and has a two-year term. Mr. Battinelli resigned as a director effective July 28, 2025.

(4)	The fees shown were paid to Mr. Duitch for services as director through July 28, 2025. On April 1, 2025, the Company granted Mr. Duitch an option to purchase up to 85,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $5.76 per share, is fully vested, had a grant date fair value of $370,277, and has a three-year term. On June 25, 2025, the Company granted Mr. Duitch an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.37 per share, is fully vested, had a grant date fair value of $81,645, and has a two-year term. Mr. Duitch resigned as a director effective July 28, 2025.
(5)	The fees shown were paid to Mr. Summers for services as director through July 28, 2025. On April 1, 2025, the Company granted Mr. Summers an option to purchase up to 85,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $5.76 per share, is fully vested, had a grant date fair value of $370,277, and has a three-year term. On June 25, 2025, the Company granted Mr. Summers an option to purchase up to 50,000 shares of the Company’s common stock in connection with his service as a director. The exercise price of the option is equal to $3.37 per share, is fully vested, had a grant date fair value of $81,645, and has a two-year term. Mr. Summers resigned as a director effective July 28, 2025.

(6)	Mr. Kaplan was appointed as a director on July 17, 2025, and Messrs. Jiang, Kircher, and Byrd and Ms. Diges were appointed as directors on July 28, 2025. Until such time as the Compensation Committee and the Board of Directors approve and adopt a new director compensation program, directors will not receive any compensation.

(7)	Represents the aggregate grant date fair value of stock awards and stock options computed in accordance with FASB ASC Topic 718. These amounts do not correspond to the actual value that will be recognized by the named directors from these awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, and each series of our outstanding preferred stock as of May 28, 2026 (a) by each person known by us to own beneficially 5% or more of the outstanding shares of each class of the outstanding securities, (b) by our named executive officers and each of our directors (and director nominees) and (c) by all executive officers and directors of the Company as a group.

The number of shares beneficially owned by each stockholder is determined in accordance with SEC rules. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. At the close of business on May 28, 2026, there were 14,493,468 shares of Company common stock outstanding.

In addition to the foregoing, as of May 28, 2026, there were (i) 150,000 shares of the Company’s Series A Preferred outstanding which were convertible into 150,000 shares of common stock, (ii) 408,421 shares of the Company’s Series B Preferred outstanding which were convertible into 408,421 shares of common stock, and (iii) 316 shares of the Company’s Series E Preferred outstanding, which, including accrued dividends thereon, were convertible into an aggregate of 3,623 shares of Company common stock.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options, warrants, convertible preferred stock or other rights held by such person that are currently convertible or exercisable or will become convertible or exercisable within 60 days of May 28, 2026 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Common Stock

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(1)
Named Executive Officers and Directors:
William Kerby(2)	1,590,838	11.0%
John McMahon	171,479	1.2%
Frank Orzechowski	49	*
Donald P. Monaco(3)	2,230,415	15.2%
David Jiang(4)	1,638,046	11.2%
Jimmy Byrd	150,000	1.0%
Andy Kaplan(5)	133,623	*
Steve Kircher(6)	46,640	*
Carmen Diges	13,580	*
All executive officers and directors as a group (9 persons)(7)	5,974,670	40.7%
5% Stockholders:
Denis Suggs (8)	728,418	4.9%

*Less than 1%.

(1)	Based on 14,493,468 shares outstanding at May 28, 2026.

(2)	Includes 11,386 shares held by Travel and Media Tech, LLC (“TMT”). Mr. Kerby is a co-manager and 48% member of TMT. As a co-manager, Mr. Kerby has the right to exercise investment power, and accordingly is deemed to beneficially own the shares held by TMT. Mr. Kerby disclaims beneficial ownership of all securities held by TMT in excess of his pecuniary interest, if any.

(3)	Includes (i) 1,733 shares held by Monaco Investment Partners, LP (“MIP”); (ii) 2,082,296 shares held by the Donald P. Monaco Insurance Trust (the “Trust”); (iii) 135,000 shares issuable to the Trust upon the exercise of stock options; and (iv) 11,386 shares held by TMT. Mr. Monaco is the managing general partner of MI Partners, is the trustee of the Trust and is a 52% member of TMT. Mr. Monaco is also a co-manager of TMT, and has the right to exercise investment power, and accordingly, is deemed to beneficially own the securities held by MIP, Trust and TMT, respectively. Mr. Monaco disclaims beneficial ownership of all securities held by MIP, the Trust and TMT in excess of his pecuniary interest, if any.

(4)	Includes 74,089 shares issuable upon the exercise of warrants to purchase common shares.

(5)	Includes 33,400 common shares, and 36,700 shares issuable upon the exercise of warrants to purchase common shares held by KC Global Media Asia, LLC (“KCGM”). Mr. Kaplan is the co-trustee of the Kaplan-Wright Family Trust (“Trust”), which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM. Mr. Kaplan disclaims beneficial ownership of all securities held by KCGM in excess of his pecuniary interest, if any. Also includes 31,250 common shares held directly by the Trust. Mr. Kaplan disclaims beneficial ownership of all securities held by the Trust in excess of his pecuniary interest, if any. Excludes 75,000 shares issuable upon the exercise of warrants and 16,667 shares issuable upon the conversion of Series A Preferred stock, as both the exercise of the warrants and the conversion of the preferred stock are contingent upon shareholder approval.

(6)	Includes 42,501 common shares and 4,139 shares issuable upon the exercise of warrants to purchase common shares by the Kircher Family Trust. Mr. Kircher is the trustee of the Trust and disclaims beneficial ownership of all securities held by the Trust in excess of his pecuniary interest, if any.

(7)	Includes (i) 135,000 shares issuable upon the exercise of stock options, and (ii) 114,928 shares issuable upon the exercise of warrants to purchase common shares. Excludes 75,000 shares of common stock issuable upon the exercise of warrants and 16,667 shares issuable upon the conversion of Series A Preferred stock as both the exercise of the warrants and the conversion of the preferred stock is contingent upon shareholder approval.

(8)	Includes (i) 453,418 shares held by AOS Holdings, LLC, and (ii) 105,000 shares issuable upon the exercise of warrants to purchase common shares by AOS Holdings, LLC. Denis Suggs has the right to exercise investment power and accordingly is deemed to beneficially own the shares and warrants held by AOS Holdings LLC. Excludes 2,020,000 shares of common stock issuable upon the exercise of warrants held by AOS Holdings, LLC and 70,000 shares of stock issuable upon the exercise of warrants held by Mr. Suggs, as the exercise of such warrants is subject to beneficial ownership limitations. The address of AOS Holdings LLC is 4310 Guion Road, Indianapolis, IN 46254.

Equity Compensation Plan Information

The following table provides certain information with respect to our equity compensation plans as of February 28, 2026.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

2023 Equity Incentive Plan(1)	1,319,825	$3.89	5,680,175
Equity compensation plans not approved by security holders(2)	-	$44.80	-

(1) On November 19, 2023 the Company’s Board of Directors adopted the Company’s 2023 Plan, which was approved by our stockholders on December 28, 2023.

(2) On June 23, 2020, our Board of Directors adopted the 2020 SARs Plan. No shares of common stock are reserved in connection with the adoption of the 2020 SARs Plan since no shares will be issued pursuant to the 2020 SARs Plan. As of February 28, 2026, the Company had 36,316 SARs outstanding under the 2020 SARs Plan.

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

Related Party Loans

On May 6, 2025, the Company entered into the Monaco Investment Partners II, LP “MIP” Line of Credit with MIP, providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty.

As of May 28, 2026 the maximum amount of $3,000,000 was outstanding under the MIP Line of Credit.

Donald Monaco, Chairman of the Company’s Board of Directors, is the Managing General Partner of MIP, and in that capacity, controls MIP. The MIP Line of Credit, including the use of proceeds from the initial advance made thereunder for the repayment of the cash advance and Trust Notes, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

On March 25, 2026, the Company issued an unsecured promissory note, in the principal amount of $80,000, to the Donald P. Monaco Insurance Trust (“Trust”). The promissory note accrues interest at a rate equal to 7.5% simple interest per annum, and was scheduled to automatically mature and become due and payable in full on April 3, 2026 subject to certain limited exceptions. The promissory note, or any portion thereof, could be prepaid by NTH without any penalty. The promissory note was approved by the Board, including the independent members thereof. On April 6, 2026, the Company and the Trust entered into the first amendment to the promissory note, whereby the parties agreed to increase the principal balance to $155,000 and extend the Maturity Date to April 13, 2026. The other terms of the note were unchanged. On April 9, 2026, the Company and the Trust entered into the second amendment to the promissory note, whereby the parties agreed to increase the principal balance to $290,000 and extend the Maturity Date to April 30, 2026. The other terms of the note were unchanged. On April 27, 2026, the Company and the Trust entered into the third amendment to the promissory note, whereby the parties agreed to increase the principal balance to $400,000 and extend the Maturity Date to May 31, 2026. On April 30, 2026, the Company and the Trust entered into the fourth amendment to the promissory note, whereby the parties agreed to increase the principal balance to $510,000. On May 12, 2026, the Company repaid $110,000 of the principal balance, and on May 29, 2026, the Company and the Trust entered into the fifth amendment to the promissory note, whereby the parties agreed to increase the principal balance by $200,000. The other terms of the note were unchanged. As of May 29, 2026 the principal balance outstanding totaled $600,000. The promissory note, including the amendments thereto, were approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

The repayment of related party loans, to the extent not limited by any contractual terms, is subject to review and approval by the Audit Committee which consists of independent directors which are not parties to the aforementioned related party loans.

Related Party Compensation Deferral

Mr. Kerby, at his election, has agreed to defer $100,000 of his annual salary as well as payments related to personal financial guarantees and his car allowance. At February 28, 2026, the total compensation deferred by Mr. Kerby was $270,333.

Related Party Equity Investments

On July 10, 2025, the Company entered into a Securities Purchase Agreement with KC Global Media Asia LLC (“KCGM”) pursuant to which the Company sold and issued 75,000 shares of common stock at a price of $3.02 per share, resulting in total gross proceeds of $226,500. On December 23, 2025, such shares were exchanged for a pre-funded warrant to purchase 75,000 shares of common stock, the exercisability of which is subject to shareholder approval. In consideration of KCGM’s agreement to exchange its shares of common stock for a pre-funded warrant, on February 10, 2026, the Company issued an additional warrant for 20,000 shares to KCGM with an exercise price of $3.00 and a term of three years from the initial exercise date.

On September 10, 2025, the Company entered into a Securities Purchase Agreement with the Kaplan-Wright Family Trust (“Trust”) pursuant to which the Company sold and issued 31,250 shares of Series Q Preferred stock at a price of $3.20 per share, resulting in total gross proceeds of $100,000. On November 19, 2025, upon receiving shareholder approval, such preferred shares were converted into 31,250 shares of common stock.

On November 4, 2025, the Company entered into a Securities Purchase Agreement with KCGM pursuant to which the Company sold and issued 33,400 shares of common stock and a warrant to purchase up to 16,000 common shares at a price of $3.00 per share, resulting in total gross proceeds of $100,200. The warrant has a term of three years from the initial exercise date, and has an exercise price of $4.54.

Andy Kaplan is the co-trustee of the Trust, which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM. Mr. Kaplan is the Chairman of KCGM.

On June 24, 2025, the Company entered into a Securities Purchase Agreement with Jimmy Byrd pursuant to which the Company sold and issued 86,092 shares of common stock at a price of $3.02 per share, resulting in total gross proceeds of $260,000.

On September 10, 2025, the Company entered into a Securities Purchase Agreement with Jimmy Byrd pursuant to which the Company sold and issued 50,000 shares of Series Q Preferred stock at a price of $3.20 per share, resulting in total gross proceeds of $160,000. On November 19, 2025, upon receiving shareholder approval, such preferred shares were converted into 50,000 shares of common stock.

On April 15, 2026, the Company entered into a Securities Purchase Agreement with KCGM pursuant to which the Company sold and issued 16,667 shares of Series A Preferred stock and a warrant to purchase up to 8,333 common shares at a price of $3.00 per share, resulting in total gross proceeds of $50,000. The warrant has a term of three years from the initial exercise date and has an exercise price of $3.00.

On May 8, 2026, the Company entered into a Securities Purchase Agreement with KCGM pursuant to which the Company sold and issued 18,182 shares of common stock and a warrant to purchase up to 9,091 common shares at a price of $2.75 per share, resulting in total gross proceeds of $50,000. The warrant has a term of three years from the initial exercise date and has an exercise price of $3.00.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth a summary of the fees billed to the Company by our current independent registered public accounting firm, Haynie & Company, for professional services rendered with respect to the years ended February 28, 2026 and February 28, 2025.

	2026	2025
Audit Fees(1)	$111,000	$98,500
Audit Related Fees(2)	30,000	16,250
Tax Fees(3)	4,600	7,283
All other fees	-	-
	$145,600	$122,033

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

Auditor Independence

In our fiscal year ended February 28, 2026, Haynie & Company provided no professional services other than those described above that would require our Audit Committee to consider their compatibility with maintaining the independence of Haynie & Company.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Our financial statements and related notes thereto are listed and included in this Report beginning on page F-1. The following documents are furnished as exhibits to this Form 10-K.

Exhibit Number	Description
2.1†	Share Exchange Agreement dated as of October 12, 2023 among Sigma Additive Solutions, Inc., NextTrip Holdings, Inc., NextTrip Group, LLC and the NextTrip Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023, and incorporated by reference herein).
2.2†	Membership Interest Purchase Agreement, by and among NextTrip, Inc., FSA Travel, LLC, John McMahon, as Majority Member, and the other Signatories thereto, dated February 6, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 11, 2025, and incorporated herein by reference).
2.3	Share Exchange Agreement by and between the Company and Blue Fysh Holdings, Inc., dated February 24, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2025 incorporated herein by reference).
2.4	Asset Purchase Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 7, 2025, and incorporated herein by reference).
3.1	Amended and Restated Articles of Incorporation of the Company, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2022, and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 12, 2022, and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.4	Amendment No. 3 to Amended and Restated Bylaws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).
3.5	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.6	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
3.7*	Certificate of Designation of Series A Convertible Preferred Stock
3.8	Certificate of Designation of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 8, 2026 and incorporated herein by reference)
3.9	Certificate of Designation of Series E Convertible Preferred Stock (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 27, 2020 and incorporated herein by reference)
4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 22, 2024 and incorporated herein by reference).
4.2	Warrant by and between the Company and Alumni Capital LP, dated September 19, 2024 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 25, 2024, and incorporated herein by reference).
4.3	Cash Warrant by and between the Company and AOS Holdings, LLC, dated December 31, 2024 (filed as Exhibit 4.1 to the Company’s current Report on Form 8-K dated January 3, 2025 and incorporated by reference).
4.4	Cashless Warrant by and between the Company and AOS Holdings, LLC, dated December 31, 2024 (filed as Exhibit 4.2 to the Company’s current Report on Form 8-K dated January 3, 2025 and incorporated by reference).
4.5	Warrant to Purchase Common Stock (Cash) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.6	Warrant to Purchase Common Stock (Cashless) issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.7	Warrant to Purchase Common Stock issued to AOS Holdings, LLC, dated as of February 26, 2025 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 28, 2025, and incorporated herein by reference).
4.8	Warrant by and between the Company and Alumni Capital LP, dated April 1, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025, and incorporated herein by reference).
4.9*	Warrant by and between the Company and KC Global Media Asia LLC dated November 4, 2025.

4.10	Warrant by and between the Company and Armistice Capital Master Fund Ltd. dated December 22, 2025 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 23, 2025, and incorporated herein by reference).
4.11	Warrant by and between the Company and KC Global Media Asia LLC dated December 22, 2025 (filed on Current Report on Form 8-K filed on December 29, 2025, and incorporated herein by reference).
4.12*	Warrant by and between the Company and KC Global Media Asia LLC dated February 10, 2026.
4.13*	Warrant by and between the Company and KC Global Media Asia LLC dated April 15, 2026.
4.14	Warrant by and between the Company and Helena Global Investment Opportunities 1 Ltd. dated May 6, 2026 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2026, and incorporated herein by reference).
4.15*	Warrant by and between the Company and KC Global Media Asia LLC dated May 8, 2026.
4.16	Description of Securities (previously filed as Exhibit 4.23 to the Company’s Annual Report on Form 10-K, filed on May 29, 2025 and incorporated herein by reference).
10.1*#	Form of Nonqualified Stock Option Agreement (Employees).
10.2*#	Form of Nonqualified Stock Option Agreement (Non-Employee Directors).
10.3*#	Form of Nonqualified Stock Option Agreement (Consultants).
10.4#	Form of Incentive Stock Option Agreement (previously filed by the Company as Exhibit 4.3 to the Company’s Form S-8 Registration Statement, filed on July 24, 2014, and incorporated herein by reference).
10.5#	Form of Restricted Stock Agreement (previously filed by the Company as Exhibit 10.6 to the Company’s Form 10-K, filed on April 1, 2019, and incorporated herein by reference).
10.6#	Form of Indemnification Agreement for directors and officers (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed on July 28, 2016, and incorporated herein by reference).
10.7#	NextTrip, Inc. 2020 Stock Appreciation Rights Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.8#	Form of Stock Appreciation Rights Agreement (Employees; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.9	Form of Stock Appreciation Rights Agreement (Non-employee Directors; 2020 Stock Appreciation Rights Plan) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 29, 2020 and incorporated herein by reference).
10.10#	NextTrip, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2021 and incorporated herein by reference).
10.11	Asset Purchase Agreement dated as of October 6, 2023 between Sigma Additive Solutions, Inc. and Divergent Technologies, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2023 and incorporated by reference herein).
10.12#	2023 Equity Incentive Plan (filed as Annex D to the Company’s Definitive Proxy Statement on Schedule 14A filed on December 1, 2023 and incorporated herein by reference). #
10.13#	Employment letter agreement dated December 29, 2023 between Sigma Additive Solutions, Inc. and William Kerby (filed by the Company as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 and incorporated by reference herein).
10.14	Perpetual License Agreement, by and among the Company, NextTrip Holdings, Inc. and Promethean TV, Inc., dated as of January 26, 2024. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2024 and incorporated herein by reference).
10.15	License Agreement by and between the Company and Ovation, LLC, dated April 1, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2025 and incorporated herein by reference).
10.16	Line of Credit Agreement, dated May 6, 2025 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2025 and incorporated herein by reference).
10.17#	Employment letter agreement dated February 10, 2026 between NextTrip, Inc. and Frank Orzechowski (filed by the Company as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2026 and incorporated by reference herein).
10.18	Membership Interest Purchase Agreement dated February 6, 2025 between the Company and Five Star Alliance LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 11, 2025 and incorporated herein by reference).
10.19*	Securities Purchase Agreement between the Company and Jimmy Byrd, dated June 24, 2025.
10.20*	Securities Purchase Agreement between the Company and KC Global Media Asia LLC, dated July 10, 2025.
10.21	Membership Interest Purchase Agreement dated August 6, 2025 between the Company and TAPipeline LLC LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 12, 2025 and incorporated herein by reference).
10.22*	Securities Purchase Agreement between the Company and KC Global Media Asia LLC, dated November 5, 2025.

10.23	Securities Purchase Agreement between the Company and Armistice Capital Master Fund Ltd. dated December 22, 2025 (filed (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2025 and incorporated herein by reference).
10.24	Registration Right Agreement between the Company and Armistice Capital Master Fund Ltd. dated December 22, 2025 (filed (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2025 and incorporated herein by reference).
10.25	Asset Purchase Agreement dated February 6, 2025 between the Company and The Corporation for Travel Promotion LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 3, 2026 and incorporated herein by reference).
10.26*	Unsecured Short-Term Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated March 26, 2026.
10.27*	Amendment 1 to the March 26, 2026 Unsecured Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated April 6, 2026.
10.28*	Amendment 2 to the March 26, 2026 Unsecured Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated April 9, 2026.
10.29*	Amendment 3 to the March 26, 2026 Unsecured Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated April 27, 2026.
10.30*	Securities Purchase Agreement between the Company and KC Global Media Asia LLC, dated April 15, 2026.
10.31*	Amendment 4 to the March 26, 2026 Unsecured Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated April 30, 2026.
10.32	Securities Purchase Agreement between the Company and Helena Global Investment Opportunities 1 Ltd. dated May 6, 2026 (filed (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2026 and incorporated herein by reference).
10.33	Share Pledge Agreement Agreement between William Kerby and Helena Global Investment Opportunities 1 Ltd. dated May 6, 2026 (filed (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2026 and incorporated herein by reference).
10.34*	Securities Purchase Agreement between the Company and KC Global Media Asia LLC, dated May 8, 2026.
10.35*	Amendment 5 to the March 26, 2026 Unsecured Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated May 29, 2026.
19.1	NextTrip Inc’s Insider Trading Policy (filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
21.1*	List of Subsidiaries.
23.1*	Consent of Haynie & Company.
31.1*	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	NextTrip, Inc. Compensation Recovery Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on September 4, 2024, and incorporated by reference herein).
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates a management contract or compensatory plan or arrangement.
†	Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) would likely cause competitive harm if publicly disclosed.
*	Filed herewith.
**	Furnished herewith.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

NEXTTRIP, INC.

May 29, 2026	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

May 29, 2026	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer (Principal Executive Officer and Director)	May 29, 2026
William Kerby

/s/ Frank Orzechowski	Chief Financial Officer	May 29, 2026
Frank Orzechowski	(Principal Financial and Accounting Officer)

/s/ Donald P. Monaco	Chairman, Director	May 29, 2026
Donald P. Monaco

/s/ Carmen Diges	Director	May 29, 2026
Carmen Diges

/s/ Steve Kircher	Director	May 29, 2026
Steve Kircher

/s/ Jimmy Byrd	Director	May 29, 2026
Jimmy Byrd

/s/ David Jiang	Director	May 29, 2026
David Jiang

/s/ Andy Kaplan	Director	May 29, 2026
Andy Kaplan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of NextTrip, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NextTrip, Inc. (the Company) as of February 28, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended February 28, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. The losses in conjunction with uncertainty around the success of management’s future plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combinations and Valuation of Intangible Assets

Description of the Matters

As described in Notes 4 and 6 to the financial statements, the Company completed two business combinations during the current year in accordance with ASC 805: Business Combinations. Accounting for these transactions, including the related valuations and allocations, is inherently complex, involving significant management estimates and assumptions that are subject to management bias and estimation uncertainty. Auditing these transactions required complex and subjective auditor judgment. Accordingly, we determined these matters to be critical audit matters.

How We Addressed the Matters

Our procedures included, among others: 1) testing the valuation methodologies to ensure they were in accordance with GAAP and appropriate for the transaction; 2) testing the reasonableness of key assumptions and inputs used in the valuation; 3) testing the underlying data used in projections; 4) involving our valuation specialist to assist in evaluating methodology and key inputs; and 5) testing the price allocation to identifiable assets. Lastly, we also evaluated management’s impairment analysis and performed substantive testing over intangible assets, including amortization recalculations.

/s/ Haynie

Haynie

Salt Lake City, Utah
May 29, 2026
PCAOB #457

We have served as the Company’s auditor since 2024.

NEXTTRIP, INC.

CONSOLIDATED BALANCE SHEETS

As of February 28, 2026 and February 28, 2025

	2026	2025

ASSETS
Cash and cash equivalents	$1,696,090	$1,062,367
Accounts receivable, net	119,168	22,567
Prepaid expenses and other current assets	1,336,026	1,380,575
Total Current Assets	3,151,284	2,465,509
Non-Current assets
Property and equipment, net	1,603	4,119
Intangible assets, net	4,258,220	2,127,368
Security deposit	40,167	30,167
Goodwill	3,123,684	1,167,805
Equity investments	2,502,000	3,407,610
Other prepaid assets	-	733,575
Total Non-Current Assets	9,925,674	7,470,644
Total Assets	$13,076,958	$9,936,153

LIABILITIES
Current Liabilities
Accounts payable	$725,541	$1,184,404
Accrued expenses	748,103	721,382
Deferred revenue	1,655,990	97,770
Derivative liability	80,000	-
Contingent consideration	180,000	-
Licensing & royalty payment obligations, current portion	136,582	-
Notes payable	386,072	506,004
Notes payable - related parties	-	61,526
Total Current Liabilities	3,912,288	2,571,086
Non-Current Liabilities
SBA EIDL Loan	98,179	-
Licensing & royalty payment obligations, net of current portion	305,090	-
Line of credit - related parties	3,000,000	-
Total Non-Current Liabilities	3,403,269	-
Total Liabilities	7,315,557	2,571,086

Commitments and Contingencies (Note 19)	-	-

Mezzanine Equity (Note 20)
Common Stock, $0.001 par value; 250,000,000 shares authorized; 96,774 and 0 shares issued and outstanding, respectively	387,000	-

Stockholders’ Equity
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 100,316 and 3,106,616 shares issued and outstanding, respectively	101	3,107
Common Stock, par value $0.001; 250,000,000 shares authorized, 13,978,171 and 1,656,738 shares issued and outstanding, respectively	13,979	1,657
Additional Paid in Capital	55,957,740	41,710,126
Accumulated deficit	(50,597,419)	(34,349,823)
Total Stockholders’ Equity	5,374,401	7,365,067
Total Liabilities and Stockholders’ Equity	$13,076,958	$9,936,153

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	February 28, 2026	February 28, 2025

Revenue	$3,715,528	$501,423
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(3,063,042)	(498,121)
Gross profit	652,486	3,302

Operating Expenses
Salaries and benefits	2,804,118	2,630,663
Stock based compensation	193,125	67,874
General and administrative	202,774	95,341
Sales and marketing	486,739	307,166
Professional service fees	7,512,409	2,228,481
Technology	1,047,960	843,296
Organization costs	2,580,829	213,613
Depreciation and amortization	1,097,804	713,236
Asset impairment charge	463,860	-
Provision for credit loss	315,495	-
Other operating expenses	312,547	317,061
Total Operating Expenses	17,017,660	7,416,731
Operating loss	(16,365,174)	(7,413,429)

Other Income/(Expenses)
Loss on disposal of assets	-	(90)
Gain on derivative liability	50,000	-
Loss on extinguishment of liability	(95,600)	(1,134,579)
Loss on promissory note receivable	-	(1,000,000)
Interest income (expense), net	(1,106,788)	(589,039)
Other Income (expense)	1,616,935	16,099
Total other income (expense)	464,547	(2,707,609)
Net loss from continuing operations before taxes	(15,900,627)	(10,121,038)
Provision for income taxes	-	-
Net loss from continuing operations before share of net income (loss) in equity method investee	$(15,900,627)	$(10,121,038)
Share of net loss of equity method investee	(11,307)	(7,390)
Net loss from continuing operations	(15,911,934)	(10,128,428)
Net income (loss) from discontinued operations, net of taxes	-	8,344
Net loss	(15,911,934)	(10,120,084)
Preferred Dividends	(335,662)	(78,600)
Net Loss Applicable to Common Stockholders	$(16,247,596)	$(10,198,684)
Basic and diluted loss per common share from continuing operations	$(1.82)	$(2.24)
Basic and diluted loss per common share from discontinued operations	$-	$0.01
Basic and diluted loss per common share	$(1.82)	$(2.23)
Basic and diluted weighted average number of common shares	8,930,520	4,566,787

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	Preferred		Common		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, February 29, 2024	472,996	$474	936,430	$936	$27,277,758	$(24,151,139)	$3,128,029
Net Loss	-	-	-	-	-	(10,120,084)	(10,120,084
Preferred Stock Dividends	-	-	-	-	78,600	(78,600)	-
Issuance of Preferred Shares in Private Placements	830,284	830	-	-	3,872,104	-	3,872,934
Conversion of Preferred Shares to Common Shares	(409,502)	(410)	409,502	410	-	-	-
Issuance of Preferred Shares for Debt Conversions	1,459,434	1,460	-	-	4,651,040	-	4,652,500
Issuance of Securities for Services	109,113	109	160,990	161	2,407,193	-	2,407,463
Securities Issued for Equity Investments	644,291	644	8,065	8	2,938,704	-	2,939,356
Issuance of Commitment Shares for Equity Line of Credit	-	-	32,786	33	99,967	-	100,000
Issuance of Common Shares for Warrant Exercises	-	-	104,965	105	316,890	-	316,995
Stock Compensation	-	-	4,000	4	67,870	-	67,874
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067

Net loss	-	-	-	-	-	(15,911,934)	(15,911,934)
Preferred stock dividends	-	-	99,169	100	335,562	(335,662)	-
Issuance of preferred shares for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for JOURNY.tv asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of common shares for GoUSA asset acquisition	-	-	105,638	106	349,894	-	350,000
Issuance of securities pursuant to private placements	181,250	181	1,762,026	1,762	5,859,857	-	5,861,800
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares exchange for registration statement withdrawal	-	-	10,000	10	30,090	-	30,100
Offering costs	-	-	-	-	(295,072)	-	(295,072)
Issuance of common shares for third party services	-	-	973,770	974	3,629,509	-	3,630,483
Issuance of warrants for third party services	-	-	-	-	245,890	-	245,890
Exchange of common shares for prefunded warrants	-	-	(75,000)	(75)	75	-	-
Securities issued in connection with debt conversion	14,803	15	33,000	33	317,886	-	317,934
Issuance of securities for equity investments	-	-	20,000	20	61,980	-	62,000
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Cashless exercise of warrants	-	-	44,226	44	(44)	-	-
Conversion of preferred shares to common shares pursuant to shareholder approval	(3,484,611)	(3,484)	3,484,611	3,484	-	-	-
Issuance of securities for directors’ services	-	-	-	-	2,356,769	-	2,356,769
Issuance of stock options to employees	-	-	-	-	193,125	-	193,125
Balances, February 28, 2026	100,316	$101	13,978,171	$13,979	$55,957,740	$(50,597,419)	$5,374,401

See accompanying notes to financial statements

NEXTTRIP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

	February 28, 2026	February 28, 2025

Cash Flows from Operating Activities:
Net Loss from continuing operations	$(15,911,934)	$(10,128,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization – property and equipment and intangibles	1,097,804	713,236
Amortization of Debt Discount	687,037	342,935
Provision for credit loss	315,495	-
Shares issued for professional services	4,760,992	236,112
Asset impairment charge	463,860	-
Gain on derivative liability	(50,000)	-
Loss on promissory note receivable	-	1,000,000
Stock based compensation - employees	193,125	67,874
Stock based compensation – former directors	2,356,769	-
Loss on extinguishment of liability	95,600	1,134,579
Write-off of prepaid offering costs	130,100	-
Loss on disposal of assets	-	90
Loss on share of net income in equity method investee	11,307	7,390
Changes in operating assets and liabilities:
Accounts receivable	(96,601)	11,515
Related party receivable	(315,495)	-
Prepaid expenses	44,549	159,343
Security deposit	(10,000)	12,000
Accounts payable and accrued expenses	(432,142)	1,397,007
Deferred revenue	1,558,220	(42,151)
Licensing & royalty payment obligations, current portion	136,582	-
Licensing & royalty payment obligations, net of current portion	305,090	-
SBA Loan	98,179	-
Net cash used in operating activities from continuing operations	(4,561,463)	(5,088,498)
Net cash provided in operating activities from discontinued operations	-	8,344
Net cash used in operating activities	(4,561,463)	(5,080,154)

Cash Flows from Investing activities:
Capitalized software development costs	(109,000)	(534,751)
Investment in equity method investee	(25,000)	(500,000)
Sale of assets	-	1,000
GoUSA asset purchase	(645,000)	-
TA Pipeline LLC acquisition	(443,168)	-
FSA Travel LLC acquisition	(900,000)	-
JOURNY.tv asset purchase	(599,800)	-
Net cash used in investing activities	(2,721,968)	(1,033,751)

Cash Flows from Financing Activities:
Notes payable	(362,999)	1,967,224
Issuances of common shares	5,301,800	-
Offering Costs	(295,072)	-
Proceeds from issuance of preferred shares	560,000	2,450,000
Exercise of warrants	-	316,994
Advances from related party, net	2,713,425	2,118,249
Net cash provided by financing activities	7,917,154	6,852,467

Increase in cash	633,723	738,562
Cash - beginning of the period	1,062,367	323,805
Cash - end of the period	$1,696,090	$1,062,367

Supplemental cash flow information
Cash paid for interest	$376,516	$91,680
Cash paid for taxes	$-	$-

Non-Cash Financing Transactions
Issuance of preferred shares for services	$-	$329,520
Issuance of common shares for services	$3,630,483	$706,870
Issuance of common shares as commitment shares	$-	$100,000
Issuance of common warrants for services	$245,890	$1,371,072
Issuance of common shares for equity investments	$5,301,800	$24,356
Issuance of preferred shares for equity investments	$560,000	$2,915,000
Preferred stock dividends	$335,662	$78,600

See accompanying notes to financial statements

NEXTTRIP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026 AND FEBRUARY 28, 2025

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

Prior to the NextPlay Exchange Agreement, as described below, NextTrip Holdings, Inc. (“NTH”) was a wholly owned subsidiary of NextTrip Group, LLC (“NTG”), which in turn, was a wholly owned subsidiary of NextPlay Technologies, Inc. (“NextPlay”). All of the business operations of NTG were conducted through its subsidiaries. On January 25, 2023, NextPlay and NTG entered into an Amended and Restated Separation Agreement, Amended and Restated Operating Agreement, and Exchange Agreement (the “NextPlay Exchange Agreement”), whereby NextPlay transferred their interest in the travel business to NTG. Pursuant to the NextPlay Exchange Agreement, NextPlay exchanged 1,000,000 Membership Units of NTG for 400,000 Preferred Units of NTG, with a value of $10 per unit. Prior to the exchange for Preferred Units, NTG had a payable due to NextPlay of $17,295,873, representing cash advances and payment of expenses by NextPlay on behalf of NTG, while NextPlay had obligations to provide ongoing support to NTH. Such liability was settled by the issuance of the Preferred Units and the waiver of all of NextPlay’s ongoing support obligations except for a $1.5 million advance remaining under a promissory note and, as such, NTH recorded the payable as contributed capital.

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

The Contingent Shares, together with the Closing Shares, will not exceed 6,000,000 shares of Company common stock, or approximately 90.2% of the issued and outstanding shares of Company common stock immediately prior to the closing. The NextTrip Acquisition will likely result in a change of control, with the members of NTG receiving an aggregate number of shares that exceeds the number of shares held by the legacy shareholders of Sigma. As a result, the NextTrip Acquisition is accounted for as a reverse acquisition of NTH by the Company, whereby the Company is treated as the legal acquirer and NTH is treated as the accounting acquirer. As a result, the historical financial information for the periods prior to closing of the NextTrip Acquisition presented is that of NTH.

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

The assets and liabilities of Sigma were recognized at fair value under ASC 805 as described in NOTE 12 – Goodwill.

Going Concern

As of February 28, 2026, and February 28, 2025, the Company had an accumulated deficit of $50,597,419 and $34,349,823, respectively, and working capital deficit of $761,004 and $105,577, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options, preferred stock or note conversion features were excluded due to the anti-dilutive effect they would have on the computation. At February 28, 2026 and February 28, 2025, the Company had the following common shares underlying these instruments:

	Year Ended February 28
	2026	2025
Warrants	4,758,581	3,015,885
Stock Options	914,825	76,342
Preferred Stock	103,570	3,109,663
Total Underlying Common Shares	5,776,976	6,201,890

Cash and Cash Equivalents

Cash consists of amounts denominated in USD. The Company has not experienced any losses on such accounts. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of February 28, 2026, or February 28, 2025.

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

Trade accounts receivable balances as of February 28, 2026 and February 28, 2025, were $119,168 and $22,567, respectively.

Related Party Advances

At February 28, 2026, accounts receivable, net included advances receivable from NextTrip Privilege, Inc., a related party of the Company (see Note 17), with a gross balance of $315,495 and an allowance for credit losses of $315,495, resulting in a net carrying value of $0. The Company recorded $315,495 in credit loss expense in respect of the advances during the year ended February 28, 2026, equal to the entire gross balance, based on NextTrip Privilege’s pre-revenue status, the going-concern opinion issued by NextTrip Privilege’s independent auditor, the absence of proceeds raised under NextTrip Privilege’s qualified Regulation A offering at February 28, 2026, the contractual subordination of advance repayments to NextTrip Privilege’s operating obligations, and the absence of collateral. The Company’s maximum exposure to loss in respect of the advances at February 28, 2026 is $315,495. The Company will reassess the allowance at each subsequent reporting date and upon the occurrence of events that may affect collectability.

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

The carrying amounts of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, convertible notes and notes payable approximate fair value due to the short-term maturities of these instruments.

Put Option

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The derivative liability at November 30, 2025 results from an option (the “Put Option”), which is embedded in the restricted common shares issued by the Company pursuant to the acquisition of TA Pipeline LLC (“TA”).

On August 6, 2025, the Company entered into a Membership Interest Purchase Agreement (the “TA MIPA”) with TA and the members of TA (the “TA Members”), pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly owned subsidiary of the Company. The TA Acquisition closed on August 6, 2025 (the “Closing Date”).

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,168 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $387,000, based on a price per share of $4.00 on August 6, 2025. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA.

In the event that the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the three month period starting on the earlier of (1) the date on which the restricted shares of the Company’s common stock become eligible for public resale, and (2) the date that is twelve months after the Closing Date, each TA Member shall have the limited, one time option to exercise one of the following rights as to some or all of their outstanding TA Closing Shares and TA Milestone Shares (together the “TA Acquisition Shares”), by delivering notice to the Company: (i) the right to require the Company to repurchase from the TA Member all or any portion of their outstanding TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue to such TA Member that number of additional shares of Company common stock (the “Top Up Shares”) as is necessary to make the aggregate value of the number of TA Acquisition Shares (based on the Fair Market Value) equal to the original aggregate value of the TA Acquisition Shares (based on the Base Price) for the number of TA Acquisition Shares specified in the exercise notice; and (iii) the right to require the Company to pay to such TA Member, in cash, an amount equal to the product of (x) the number of TA Acquisition Shares specified in the exercise notice and (y) the positive difference, if any, between the Base Price and the Fair Market Value.

Pursuant to ASC 815, management evaluated the Put Option embedded in the common shares and determined that such Put Option required bifurcation and will be accounted for as a derivative liability. The Put Option applicable to the TA Acquisition Shares will be marked to market at each reporting period.

TA Milestone Payment

In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company is required to make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”), which shall be in an amount equal to five percent (5%) of the net revenues generated by TA during the 12 month period after the Closing Date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment shall be paid to the TA Members within 10 days following completion of the Milestone Period and will be payable fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock (the “TA Milestone Shares”). The TA Milestone Payment is classified as a liability pursuant to ASC 480 since the Company may be required to repurchase the TA Milestone Shares upon the occurrence of certain events outside the Company’s control. As such, the TA Milestone Payment will be marked to market at each reporting period.

The fair values of the Put Option and the TA Milestone Payment measured on a recurring basis are as follows:

	February 28, 2026		Date of Issuance – August 6, 2025
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – Put Option	$80,000	Level 3	$130,000	Level 3
Contingent Consideration – TA Milestone Payment	$180,000	Level 3	$180,000	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

	Put Option	TA Milestone Payment
Fair Value on Issuance Date	$130,000	$180,000
Change in fair value	$(50,000)	-
Fair value on February 28, 2026	$80,000	$180,000

On February 24, 2026, the former TA Members submitted an exercise notice of their option to require the Company to repurchase all of their TA acquisition shares. The Company believes that the former TA Members are in breach of their obligations under the Purchase Agreement and therefore has declined to honor the exercise of the put option and has refused to purchase the shares. The parties are in discussions to resolve the dispute; however, the outcome of such discussions is uncertain. The Company believes it has meritorious defenses and intends to vigorously defend against any claims, as well as assert any and all counterclaims relating to the TA Members’ breach of their obligations. Because the terms of any potential settlement were not known or knowable at February 28, 2026, no adjustment to the fair value of the put option has been recorded.

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

Sales and marketing expenses are charged to expense as incurred and are included in selling and promotions expenses in the accompanying consolidated financial statements. Sales and marketing expense for the years ended February 28, 2026 and February 28, 2025 was $486,739 and $307,166, respectively.

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

The Company had no tax positions at February 28, 2026 or 2025 for which the ultimate deductibility was highly uncertain but for which there was uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended February 28, 2026 and February 28, 2025, the Company recognized no interest and penalties. All tax returns for years starting with 2021 and thereafter remain open for examination by the IRS.

Recently adopted accounting pronouncements

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718). The FASB Issued this ASU to amend and align various SEC paragraphs within the Codification with interpretive guidance recently issued by the Securities and Exchange Commission (SEC). Specifically, this update codifies the guidance from SEC Staff Accounting Bulletin (SAB) No. 120, which clarifies the application of ASC 718 – Compensation—Stock Compensation to certain share-based payment arrangements. SAB No. 120 was issued in response to concerns about so-called “spring-loaded” awards — share-based compensation arrangements granted shortly before the release of material nonpublic information (MNPI) that is expected to significantly affect the market price of the issuer’s stock. SAB No. 120 does not change the fundamental measurement principles of ASC 718, but it emphasizes the requirement to include the impact of MNPI in estimating fair value at the grant date when it is reasonable to expect that such information would be factored into the pricing by a market participant. Under ASC 718, entities must measure the grant-date fair value of equity-classified awards using an option-pricing model and inputs that reflect assumptions a market participant would make. SAB No. 120 reinforces that this includes: (i) adjusting expected volatility or stock price to reflect the anticipated impact of MNPI; (ii) documenting the rationale for assumptions that do not reflect such information, if applicable; and (iii) ensuring internal control processes capture relevant information in determining grant-date fair value. The Company adopted ASU 2023-03 effective January 1, 2024. In conjunction with this adoption, the Company reviewed its stock compensation grant practices and valuation procedures under ASC 718. While the Company has not historically granted awards in close proximity to the release of MNPI, it has updated its internal controls to require additional documentation and review for any future awards that may be subject to this scenario. The adoption of ASU 2023-03 did not result in any changes to the recognition or measurement of share-based payment expense in the Company’s consolidated financial statements. However, the Company enhanced its internal controls around the timing and valuation of equity awards to ensure compliance with the interpretive guidance of SAB No. 120 and ASC 718.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address investor feedback for greater transparency. The Company adopted ASU 2023-07 for its fiscal year beginning March 1, 2025 (i.e., for the fiscal year ending February 28, 2026). The amendments require entities to disclose, on an annual and interim basis: (i) significant segment expense categories that are regularly provided to the chief operating decision maker (“CODM”); (ii) an explanation of how reported segment profit or loss is measured; (iii) the title and position of the CODM and a description of how the CODM uses the reported measures of segment profit or loss in assessing performance and allocating resources; and (iv) expanded segment disclosures in interim periods, consistent with annual disclosures. The annual disclosure provisions are reflected in Note 24 — Segment Information. The interim disclosure provisions will be reflected beginning with the Company’s Quarterly Report on Form 10-Q for the quarterly period ending May 31, 2026.

In response to recent acquisitions and expanded business activities, during the third quarter of Fiscal 2026, our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we report our financial performance based on our new segments, “Travel” and “Media”. A detailed description of our operating segments as of February 28, 2026 can be found in NOTE 24 to the Financial Statements and the Overview section of Item 2 of this Annual Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Prior periods have been recast to conform to these newly identified segments.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced annual disclosures of (i) the effective tax rate reconciliation, using both prescribed categories and quantitative disclosure of individual reconciling items that meet specified thresholds, and (ii) income taxes paid (net of refunds), disaggregated by federal, state, and foreign jurisdictions, with further disaggregation by individual jurisdiction where payments equal or exceed 5% of total income taxes paid. The Company adopted ASU 2023-09 on a prospective basis for its fiscal year beginning March 1, 2025 (i.e., for the fiscal year ending February 28, 2026). Adoption resulted in expanded income tax footnote disclosures (see Note 14 — Income Taxes) but did not impact the Company’s consolidated financial position, results of operations, or cash flows.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements. The Company adopted ASU 2024-02 for its fiscal year beginning March 1, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), as clarified by ASU 2025-01 issued in January 2025. The amendments require disaggregation of certain expense captions in the income statement into prescribed categories (purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) within the footnotes. The amendments are effective for the Company’s annual reporting period beginning March 1, 2027 (fiscal year ending February 28, 2028) and interim periods within fiscal years beginning March 1, 2028. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statement disclosures and does not expect a change to the recognition or measurement of the underlying transactions.

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for accounting for the settlement of a convertible debt instrument as an induced conversion. The amendments are effective for the Company’s fiscal year beginning March 1, 2026 (fiscal year ending February 28, 2027). The Company does not currently have outstanding convertible debt instruments to which the amendments would apply. The Company’s mandatorily redeemable convertible preferred stock issued subsequent to year-end (see Note 25 — Subsequent Events) is outside the scope of Subtopic 470-20 and the amendments. The Company does not expect adoption to have a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments establish an elective practical expedient permitting an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of current accounts receivable and contract assets when estimating expected credit losses. The amendments are effective for the Company’s fiscal year beginning March 1, 2026 (fiscal year ending February 28, 2027), applied prospectively. Early adoption is permitted. The Company is evaluating whether to elect the practical expedient.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting model for internal-use software, eliminate the project-stage-based capitalization framework, and align the guidance with agile and iterative software development methods. The amendments are effective for the Company’s fiscal year beginning March 1, 2028 (fiscal year ending February 28, 2029), with early adoption permitted. Given the Company’s capitalized software costs related to its booking and media platforms, the Company is evaluating the expected impact on its capitalization policy and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies when interim reporting guidance applies and introduces a disclosure principle for material events in interim periods. The amendments are effective for interim periods within the Company’s fiscal year beginning March 1, 2028 (fiscal year ending February 28, 2029). The Company is evaluating the impact on its interim disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which contains 33 narrow-scope improvements across various Codification topics, including amendments to Topic 260 (Earnings per Share) and Topic 842 (Leases). The amendments are effective for the Company’s fiscal year beginning March 1, 2027 (fiscal year ending February 28, 2028), with early adoption permitted on an issue-by-issue basis. The Company does not expect adoption to have a material impact on its consolidated financial statements.

The Company has considered all other recently issued and recently adopted accounting pronouncements and does not believe such pronouncements have had or will have a material impact on its consolidated financial statements.

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

During the year ended February 28, 2026, the Company did not record any gain or loss from discontinued operations, and during the year ended February 28, 2025, the Company recorded a gain of $8,344 from discontinued operations.

NOTE 4 - Acquisition of FSA Travel, LLC

On February 6, 2025, the Company entered into a Membership Purchase Agreement (the “FSA Purchase Agreement”) with FSA Travel, LLC (“FSA”). Under the terms of the FSA Purchase Agreement, the Company acquired an initial 49% membership interest in FSA for a total of $1,000,000. The acquisition consideration consisted of $500,000 in cash and $500,000 of Series O Preferred shares (161,291 shares at $3.10 per share). The investment in FSA was initially accounted for using the equity method of accounting in accordance with ASC 323 because the Company had significant influence over the investee due to its 49% ownership interest.

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

The Company has completed the analysis to assign fair values to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the acquisition:

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

Pursuant to the JOURNY.tv Purchase Agreement, as consideration for the JOURNY.tv Acquisition, the Company paid Ovation $300,000 in cash at closing and issued Ovation 20,000 restricted shares of Company common stock at $5.76 per share, valued at $115,200. In addition, the Purchase Agreement requires the Company to make license fee payments to Ovation totaling $336,801 over the period from April 2025 through October 2027, which were recorded at their present value of $299,800, discounted using the Company’s estimated cost of debt of 12.03%. Total purchase consideration was $715,000. The difference between the undiscounted payments and their present value will be recognized as interest expense using the effective interest method over the term of the license.

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

On the acquisition date, the fair value of the intangible assets acquired was $715,000, excluding $6,700 of acquisition-related direct costs which were expensed as incurred. The intangible assets have a weighted average estimated useful life of 16.7 years.

NOTE 6 – Acquisition of TA Pipeline LLC

On August 6, 2025 (the “Closing Date”), the Company entered into the TA Membership Interests Purchase Agreement (“MIPA”) with TA and the TA Members, pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly-owned subsidiary of the Company.

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,168 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet provided by TA in connection with closing, as more particularly provided for by the TA MIPA; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $387,000, based on a price per share of $4.00 on August 6, 2025. The Estimated Additional Closing Payment is subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the closing date is determined to be less than or exceed $175,000, as provided in the TA MIPA.

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

In accordance with the acquisition method of accounting, the purchase price has been assigned to the assets acquired, and the liabilities assumed, based on their estimated fair value at the acquisition date. In connection with the acquisition, the Company incurred $25,855 in acquisition-related expenses, which were expensed as incurred. The Company has completed the analysis to assign fair values to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the acquisition:

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

NOTE 7 – GoUSA TV Asset Purchase

On February 2, 2026, NextTrip, Inc. entered into an Asset Purchase Agreement with The Corporation for Travel Promotion, doing business as “Brand USA” (“Seller”), pursuant to which the Company agreed to purchase select content, brand rights, and distribution assets (collectively, the “Assets”) of GoUSA TV, a travel streaming platform originally launched to showcase destinations across the United States. GoUSA TV historically reached an estimated 200+ million viewers globally across connected TV, mobile applications, and digital platforms, including Samsung TV Plus, LG Channels, Titan OS, and TCL International.

The aggregate consideration under the Purchase Agreement is $350,000 in cash plus restricted shares of the Company with a value of $350,000 based on the weighted average price of the shares for the twenty consecutive trading days ending on the trading day two trading days prior to closing. In addition, the Company will pay to Seller a royalty equal to 15% of the Company’s gross advertising revenue from the exploitation of the acquired content rights during the three-year period beginning on the closing date. The Company has also agreed, for a three-year period beginning on closing, to pay a royalty of 1% for every $100,000 in destination booking revenue directly attributed to the acquired content, with a minimum quarterly payment of $30,000. Such minimum quarterly payments were recorded at their present value of $295,000 discounted using the Company’s estimated cost of debt of 12.03%. The difference between the undiscounted payments and their present value will be recognized as interest expense using the effective interest method over the term of the license.

The GoUSA TV assets are being integrated into JOURNY.tv within the Media segment. GoUSA TV content serves as a U.S.-focused demand-generation layer within NextTrip’s broader media-to-commerce ecosystem.

NOTE 8 - Investment in Equity Securities

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

Investment in Playbook Investors’ Network, LLC

On December 16, 2025 the Company entered into a Membership Interest Grant and Joinder Agreement with Playbook Investors Network, LLC (“PIN”) under which the Company acquired a 10% membership interest in PIN in exchange for 20,000 shares of common stock at $3.10 per share and $25,000 in cash.

The Company’s investment in PIN is accounted for under the cost method, as the Company does not have significant influence over PIN. No board appointments are contemplated as part of this transaction.

Since the Company’s ownership interest does not meet the criteria for significant influence pursuant to ASC 323, this investment is classified as an equity security without a readily determinable fair value and is initially recorded at cost. The Company will assess the investment for impairment in future periods and recognize any impairment losses as necessary.

NOTE 9 - Prepaid and Other Current Assets

Prepaid and other current assets consisted of the following as of February 28, 2026 and as of February 28, 2025:

	February 28, 2026	February 28, 2025
Offering costs	-	100,000
Current portion of two-year strategic consulting contract	-	733,575
Cost of sales	539,993	121,588
Other expenses	$796,033	$425,412
Total	$1,336,026	$1,380,575

NOTE 10 - Property and Equipment

Property and equipment as of February 28, 2026 and February 28, 2025 consisted of the following:

	February 28, 2026	February 28, 2025
Furniture and Fixtures	$-	$17,018
Computer and Equipment	7,238	80,786
Total	7,238	97,804
Accumulated depreciation	(5,635)	(93,685)
Property and Equipment, net of depreciation	$1,603	$4,119

Depreciation expense for the years ended February 28, 2026, and February 28, 2025 was $2,516 and $1,434, respectively, and is recorded in operating expenses.

During the years ended February 28, 2026 and February 28, 2025, the Company did not acquire any property and equipment.

NOTE 11 - Intangible Assets

Intangible assets as of February 28, 2026, and February 28, 2025 consisted of the following:

	February 28, 2026	February 28, 2025
Software Development	$3,736,917	$7,267,778
Software Licenses	362,000	789,576
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	-
FSA Software Agreements	680,000	-
TA Pipeline, LLC Tradename	160,000	-
TA Pipeline, LLC Supplier and Agency Agreements	750,000	-
JOURNY.tv – Trade Name	235,000	-
JOURNY.tv Distribution Agreements	480,000	-
GoUSA Content Episodes	106,500	-
GoUSA Content IMAX	74,500	-
GoUSA Distribution Agreements	760,000	-
GoUSA Assembled Workforce	54,000	-
Total	7,685,200	8,063,637
Accumulated amortization	(3,426,980)	(5,936,269)
Intangible assets, net of amortization	$4,258,220	$2,127,368

Amortization expense for the years ended February 28, 2026 and February 28, 2025 was $1,095,288 and $711,802, respectively, and is recorded in operating expenses.

During the years ended February 28, 2026 and February 28, 2025, the Company recorded $463,860 and no impairment losses, respectively, associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2026	$1,217,764
2027	542,644
2028	422,752
2029	401,669
2030	399,894
Thereafter	1,267,214
$4,251,937

NOTE 12 – Goodwill

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

Acquisition of FSA Travel, LLC

As of February 28, 2026, goodwill of $1,669,058 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 4, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

Acquisition of TA Pipeline LLC

As of February 28, 2026, goodwill of $286,824 arising from the TA Pipeline acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 6, Acquisition of TA Pipeline, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 13 - Accounts Payable and Accrued Liabilities

As of February 28, 2026, the Company had accounts payable of $725,541 and accrued expenses of $748,103, compared to $1,184,404 of accounts payable and $721,382 of accrued expenses for the year ended February 28, 2025.

NOTE 14 – Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740, Income Taxes. This standard requires the Company to recognize a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary differences between the financial reporting and tax bases of assets and liabilities and of any available net operating loss or tax credit carryforwards. A valuation allowance is recorded against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Components of Loss Before Income Taxes

Loss before income taxes consisted of the following:

	FY2026	FY2025
Domestic (United States)	$(15,900,627)	$(10,121,038)
Foreign	-	-
Loss before income taxes	$(15,900,627)	$(10,121,038)

Components of Income Tax Expense (Benefit)

The components of the provision for income taxes were as follows:

	FY2026	FY2025
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred	-	-

Provision for income taxes	$-	$-

Reconciliation of Statutory to Effective Tax Rate

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate is set forth below. The reconciliation is presented in both dollars and as a percentage of loss before income taxes, in accordance with ASC 740-10-50-12 as amended by ASU 2023-09.

	FY2026		FY2025
	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(3,339,132)	21.0%	$(2,125,418)	21.0%

Nondeductible / nontaxable items:
Stock-based compensation	523,970	(3.3)%	14,254	(0.1)%
Loss on related-party receivable	66,254	(0.4)%	210,000	(2.1)%
Other (M&E, penalties, asset disposal perm.)	29,408	(0.2)%	229	(0.0)%

Change in valuation allowance	2,719,500	(17.1)%	2,289,045	(22.6)%

Provision for income taxes / Effective tax rate	$-	-	$-	-

The Company has no foreign operations or income earned in foreign jurisdictions; accordingly, no foreign tax effects or effects of cross-border tax laws are reflected. State and local income taxes were immaterial in each year presented because the Company has incurred losses and full valuation allowances have been recorded against its net deferred tax assets in all jurisdictions in which it operates.

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of February 28, 2026 and February 28, 2025 are as follows:

	2026	2025
Deferred tax assets:
NOL carryforward	$13,830,400	$11,500,300
Related-party accruals	630,000	12,900
Accrued payroll	72,600	47,800
Depreciation	2,900	255,400
Total deferred tax assets	14,535,900	$11,816,400

Deferred tax liabilities:
None	-	-
Total deferred tax liabilities	-	-

Net deferred tax asset before valuation allowance	14,535,900	11,816,400
Less: Valuation allowance	14,535,900	11,816,400
Net deferred tax asset (liability)	$-	$-

Valuation Allowance

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As a result of the Company’s history of operating losses and the uncertainty surrounding the realization of its net operating loss carryforwards, the Company has established a full valuation allowance against its net deferred tax assets. The valuation allowance increased by approximately $2,719,500 during the year ended February 28, 2026 (year ended February 28, 2025: increase of approximately $2,288,800), reflecting principally the tax effect of additional net operating losses generated during the year together with the net change in deductible temporary differences for which realization is not more likely than not.

Net Operating Loss Carryforwards

As of February 28, 2026, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $65,859,016. Of this amount, approximately $9,820,078 was generated in tax years beginning before January 1, 2018 and expires in various years through 2038; the remaining $56,038,938 was generated in tax years beginning after December 31, 2017 and may be carried forward indefinitely, subject to the 80% taxable-income limitation under IRC §172. The Company also has state NOL carryforwards in jurisdictions in which it conducts business; the state carryforwards generally follow federal computation rules with state-specific expiration schedules.

Utilization of the Company’s NOL carryforwards may be subject to annual limitations under IRC §382 and similar state provisions as a result of historical and future ownership changes, including the change in ownership resulting from the Company’s reverse acquisition. The Company has not completed a formal §382 study; any such limitation, if quantified, would not change the Company’s net deferred tax assets recorded after valuation allowance because a full valuation allowance has been recorded against the related deferred tax assets.

Income Taxes Paid (Net of Refunds)

Income taxes paid (net of refunds received) for the years ended February 28, 2026 and February 28, 2025 were zero. The Company had no current federal, state or foreign income tax liabilities in either year and made no estimated tax payments. The Company has no foreign operations. Because the total of income taxes paid net of refunds was zero, no further disaggregation by individual jurisdiction is required under ASC 740-10-50-22 as amended by ASU 2023-09.

Unrecognized Tax Benefits

The Company recognizes the financial-statement effect of a tax position when it is more likely than not, based on the technical merits of the position, that the position will be sustained upon examination. As of February 28, 2026 and February 28, 2025, the Company had no material unrecognized tax benefits and accordingly has not recorded any liability for uncertain tax positions. The Company does not expect any material changes to its unrecognized tax benefits within the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense; no such amounts were recognized during the years ended February 28, 2026 or February 28, 2025.

Tax Years Open to Examination

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company’s U.S. federal income tax returns for the tax years ended February 28, 2022 through February 28, 2024 remain open and subject to examination by the Internal Revenue Service. State income tax returns generally remain open for periods ranging from three to four years from the date of filing, depending on the jurisdiction. To the extent the Company has net operating loss carryforwards, the tax years in which those losses were generated remain subject to adjustment by the relevant taxing authorities until the statute of limitations expires for the year in which the losses are utilized.

NOTE 15 – Notes Payable

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

On August 20, 2025, we entered into another securities purchase agreement (the “Alumni Purchase Agreement”) with Alumni Capital LP (“Alumni”) for the sale of a short-term promissory note (the “Alumni Note”) and warrants to purchase 80,000 shares of common stock to Alumni for total consideration of $300,000. The Alumni Note was in the principal amount of $360,000 with an original issue discount of $60,000 and guaranteed interest on the principal amount of 10% per annum, which was due and payable on November 20, 2025. In the event of a failure to re-pay the Alumni Note on or before the maturity date, the interest rate would have increased to the lesser of 22% per annum or the maximum amount permitted under law from the due date thereof until the same was paid. The Alumni Note would have been convertible into shares of common stock of the Company only upon an event of default. On December 19, 2025, we repaid the outstanding balance of the Alumni Note in full, including all accrued interest, plus an additional interest payment of $10,000 for a one-month extension on repayment.

On September 26, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $269,000. The note includes an Original Issue Discount of $37,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $151,985 due on March 30, 2026, and the remaining four equal installments of $37,996 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of February 28, 2026, the balance on the note, net of the unamortized debt discount was $250,619.

On October 17, 2025, the Company sold two short-term promissory notes, each for a principal balance of $18,000, to two investors for an aggregate principal balance of $36,000. Each note includes an Original Issue Discount of $3,000. The notes are payable in full on May 17, 2026. The notes may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid balance is immediately due and payable. As of February 28, 2026, the aggregate balance on the notes, net of any unamortized debt discount was $33,792.

On October 24, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $196,000. The note includes an Original Issue Discount of $27,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in ten equal installments, beginning on November 30, 2025. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of February 28, 2026, the balance on the note, net of the unamortized debt discount was $101,661.

NOTE 16 – Long-Term Debt

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

As of February 28, 2026, the balance of the loan was $98,179.

NOTE 17 - Related Party Transactions

Loans

On May 6, 2025, the Company entered into the Monaco Investment Partners II, LP “MIP” Line of Credit with MIP, providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty.

As of February 28, 2026 the maximum amount of $3,000,000 was outstanding under the MIP Line of Credit, plus accrued interest of $28,192.

Compensation Deferral

Mr. Kerby, at his election, has agreed to defer $100,000 of his annual salary as well as payments related to personal financial guarantees and his car allowance. At February 28, 2026, the total compensation deferred by Mr. Kerby totaled $270,333.

Equity Investments

On July 10, 2025, the Company entered into a Securities Purchase Agreement with KC Global Media Asia LLC (“KCGM”) pursuant to which the Company sold and issued 75,000 shares of common stock at a price of $3.02 per share, resulting in total gross proceeds of $226,500. On December 23, 2025, such shares were exchanged for a pre-funded warrant to purchase 75,000 shares of common stock, the exercisability of which is subject to shareholder approval. In consideration of KCGM’s agreement to exchange its shares of common stock for a pre-funded warrant, on February 10, 2026, the Company issued an additional warrant for 20,000 shares to KCGM with an exercise price of $3.00 and a term of three years from the initial exercise date.

On September 10, 2025, the Company entered into a Securities Purchase Agreement with the Kaplan-Wright Family Trust (“Trust”) pursuant to which the Company sold and issued 31,250 shares of Series Q Preferred stock at a price of $3.20 per share, resulting in total gross proceeds of $100,000. On November 19, 2025, upon receiving shareholder approval, such preferred shares were converted into 31,250 shares of common stock.

On November 4, 2025, the Company entered into a Securities Purchase Agreement with KCGM pursuant to which the Company sold and issued 33,400 shares of common stock and a warrant to purchase up to 16,000 common shares at a price of $3.00 per share, resulting in total gross proceeds of $100,200. The warrant has a term of three years from the initial exercise date, and has an exercise price of $4.54.

Andy Kaplan is the co-trustee of the Trust, which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM. Mr. Kaplan is the Chairman of KCGM.

On June 24, 2025, the Company entered into a Securities Purchase Agreement with Jimmy Byrd pursuant to which the Company sold and issued 86,092 shares of common stock at a price of $3.02 per share, resulting in total gross proceeds of $260,000.

On September 10, 2025, the Company entered into a Securities Purchase Agreement with Jimmy Byrd pursuant to which the Company sold and issued 50,000 shares of Series Q Preferred stock at a price of $3.20 per share, resulting in total gross proceeds of $160,000. On November 19, 2025, upon receiving shareholder approval, such preferred shares were converted into 50,000 shares of common stock.

NextTrip Privilege, Inc. Licensing and Services Agreement

On December 12, 2025, the Company entered into a Licensing and Servicing Agreement with NextTrip Privilege, Inc. (“Privilege”), pursuant to which the Company has agreed to provide to Privilege: (a) personnel to support their operations; (b) a license to use the name “NextTrip” as their corporate and business name; (c) a license to use our software in connection with their private-label internet website; and (d) continuing advances to fund their operations until they raise sufficient capital.

In consideration for the foregoing, Privilege has agreed to pay the Company:

●	a 20% royalty fee on all net capital raised by Privilege, including pursuant to its Regulation A offering;

●	the cost of the annual membership fee for each year of Privilege membership provided to investors;

●	reimbursement of all incremental expenses paid by the Company on behalf of Privilege, related to an investor’s membership;

●	any revenue received by Privilege from investor bookings on our platform;

●	repayment of all advances previously made or made in the future, with advances being interest-free until February 28, 2026 and thereafter accruing interest at the rate of 1.5% per month on outstanding balances, subject to minimum payment obligations; and

●	beginning March 1, 2026, an Administrative Services Fee of $5,000 per month, increasing by 3% per annum on March 1 of each year thereafter.

As of February 28, 2026, the Company had advanced a total of $315,495 to Privilege, for which the Company has recorded a full credit loss reserve based on Privilege’s pre-revenue status, the going-concern opinion issued by Privilege’s independent auditor, the absence of proceeds raised under Privilege’s qualified Regulation A offering at February 28, 2026, the contractual subordination of advance repayments to NextTrip Privilege’s operating obligations, and the absence of collateral.

Stock Option Agreement

On December 2, 2025, NextTrip Group, LLC (“NextTrip Group”), the holder of 100% of the outstanding shares of Class B common stock of Privilege, granted the Company an option (the “Option”) to purchase up to 12,500,000 shares of Class B common stock of Privilege at $0.01 per share, or an aggregate exercise price of $125,000. The Option is exercisable from June 1, 2026 through December 31, 2027 and is freely assignable. NextTrip Group is owned 50% by Donald P. Monaco (Chairman of the Board of the Company) and 50% by William Kerby (Chief Executive Officer of the Company), in their individual capacities. No cash consideration was paid by the Company for the Option. The Option is not currently exercisable at February 28, 2026, the underlying Class B common stock has no readily determinable fair value, Privilege has no operations, and the Company does not consider exercise of the Option to be probable. Accordingly, no amount has been recognized on the Company’s balance sheet in respect of the Option. See Note 19 (Commitments and Contingencies) for additional information regarding the Option as a contingent purchase commitment.

Common Officers and Directors

Three of the Company’s executive officers and directors concurrently serve as executive officers and directors of Privilege: Donald P. Monaco serves as President, Chairman and a director of Privilege; William Kerby serves as Vice President and a director of Privilege; and Frank Orzechowski serves as Chief Financial Officer and a director of Privilege.

NOTE 18 - Deferred Revenue

Deferred revenue represents contract liabilities under ASC 606, Revenue from Contracts with Customers, arising from consideration received (or unconditionally due) from customers in advance of the Company’s satisfaction of the related performance obligations. The Company recognizes the associated revenue when (or as) those performance obligations are satisfied.

Deferred revenue consists principally of advance customer payments associated with Merchant of Record (MOR) bookings, group commission revenue, and campaign revenue. FSA commission revenue and programmatic revenue are not included in deferred revenue; FSA commission is recorded within accounts receivable, and programmatic revenue is recorded within accounts receivable or recognized when received.

The Company expects substantially all remaining performance obligations as of February 28, 2026 to be satisfied, and the related deferred revenue to be recognized as revenue, within the next twelve months.

The following table presents the changes in the Company’s deferred revenue balance for the fiscal years ended February 28, 2026 and February 28, 2025:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Deferred revenue, beginning of year	$97,770	$128,190
Additions - consideration received from customers	4,955,735	471,002
Revenue recognized during the period	(3,397,515)	(501,423)
Deferred revenue, end of year	$1,655,990	$97,770

Revenue recognized during each period that was included in the deferred revenue balance at the beginning of the respective period was as follows:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Revenue recognized that was included in the deferred revenue balance at the beginning of the year	$97,770	$128,190

The opening balance of deferred revenue as of March 1, 2024 (i.e., the beginning of the earliest comparative period presented) was $128,190.

Deferred revenue consists of travel deposits received from users in advance of revenue recognition. The deferred revenue balance for the years ended February 28, 2026 and February 28, 2025 was driven by cash payments from customers in advance of satisfying our performance obligations.

NOTE 19 - Commitments and Contingencies

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

TA Pipeline Put Option and Contingently Redeemable Shares

In connection with the acquisition of TA Pipeline LLC on August 6, 2025 (see Note 6), the Company issued 96,774 restricted shares of common stock (the “TA Closing Shares”) to the former TA Members, valued at $387,000 at the closing date. Under the TA MIPA, the TA Members were granted a Put Option that, upon the occurrence of certain events outside the Company’s control, could require the Company to (i) repurchase the TA Closing Shares (and any TA Milestone Shares) at the Base Price of $3.10 per share, (ii) issue additional “Top-Up Shares” sufficient to restore the original aggregate Base Price value, or (iii) pay cash equal to the difference between the Base Price and the then-current Fair Market Value of the Company’s common stock multiplied by the number of TA Acquisition Shares specified in the exercise notice. Because the redemption features are outside the Company’s control, the 96,774 TA Closing Shares are classified as mezzanine equity (carrying value $387,000) on the consolidated balance sheet rather than within permanent equity.

On February 24, 2026, the former TA Members submitted an exercise notice with respect to all of their TA Closing Shares. The Company believes the former TA Members are in breach of their obligations under the TA MIPA and has declined to honor the exercise of the Put Option. The parties are in discussions to resolve the dispute; however, the outcome of such discussions is uncertain. The Company believes it has meritorious defenses and intends to vigorously defend against any claims, as well as to assert any counterclaims relating to the TA Members’ alleged breach. The maximum aggregate cash exposure under the Put Option, if ultimately determined adverse to the Company, would be approximately $300,000 (96,774 shares at the $3.10 Base Price), exclusive of any Top-Up Shares that could be issuable. As of February 28, 2026, no adjustment to the fair value of the Put Option has been recorded because the terms of any potential settlement were not known or knowable.

For additional information regarding the TA Pipeline acquisition, the Put Option, and the TA Milestone Payment, refer to Note 2 (Summary of Significant Accounting Policies), Note 6 (Acquisition of TA Pipeline, LLC), and Note 20 (Stockholders’ Equity).

Option to Purchase NextTrip Privilege Class B Common Stock

On December 2, 2025, the Company was granted an option by NextTrip Group, LLC to acquire up to 12,500,000 shares of Class B common stock of NextTrip Privilege, Inc. at $0.01 per share, or an aggregate exercise price of $125,000, exercisable from June 1, 2026 through December 31, 2027. The Option represents a contingent purchase commitment of the Company of up to $125,000 in aggregate exercise price. As described in Note 17 (Related Party Transactions), no amount has been recognized on the Company’s balance sheet in respect of the Option, the Option is not currently exercisable, and the Company does not consider exercise of the Option to be probable.

JOURNY.tv Licensing and Royalty Payment Obligation

In connection with the JOURNY.tv Asset Acquisition (see Note 5), the Company is obligated to make license fee payments to Ovation LLC totaling $336,801 over the period from April 2025 through October 2027. These payments were initially recorded at their present value of $299,800, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of February 28, 2026, the carrying value of the JOURNY.tv licensing and royalty payment obligation was $144,168, of which $78,197 is classified within current liabilities and $65,971 is classified within non-current liabilities on the Company’s consolidated balance sheet.

GoUSA TV Minimum Royalty Payment Obligation

In connection with the GoUSA TV Asset Purchase (see Note 7), the Company agreed, for the three-year period beginning on the closing date of February 2, 2026, to pay Brand USA a royalty equal to 1% for every $100,000 in destination booking revenue directly attributed to the acquired content, subject to a minimum quarterly payment of $30,000. The total undiscounted minimum royalty payments over the three-year term are $360,000 (12 quarterly payments of $30,000 each). These minimum guaranteed payments were recorded at their present value of $295,000, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted minimum payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of February 28, 2026, the carrying value of the GoUSA TV minimum royalty payment obligation was $297,504, of which $58,385 is classified within current liabilities and $239,119 is classified within non-current liabilities on the Company’s consolidated balance sheet.

Scheduled Maturities of Licensing and Royalty Payment Obligations

The following table presents the scheduled undiscounted payments under both obligations as of February 28, 2026, reconciled to their aggregate present value carrying amount (in dollars):

Year Ending February 28,	JOURNY.tv	GoUSA TV	Total
2027	$90,836	$90,000	$180,836
2028	68,127	120,000	188,127
2029	—	150,000	150,000
Total undiscounted payments	$158,963	$360,000	$518,963
Less: unamortized discount	(14,795)	(62,496)	(77,291)
Present value of obligations	$144,168	$297,504	$441,672

NOTE 20 – Stockholders’ Equity

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

The carrying amount of instruments recorded within mezzanine equity are not adjusted below initial measurement. The TA Acquisition Shares were initially recorded at $4.00 per share, which was the closing prices of our stock on the acquisition date. The Put Option has an exercise price of $3.10 per share. As such, the TA Acquisition Shares will not be subsequently remeasured in future reporting periods.

For further information regarding the TA Closing Shares and TA Acquisition shares, refer to Notes 2 and 6.

Common Stock

The Company has 250,000,000 shares of common stock authorized. As of February 28, 2026 and February 28, 2025, the Company had 13,978,171 and 1,656,738 shares of common stock, par value $0.001 issued and outstanding (excluding 96,774 mezzanine shares classified outside of permanent equity), respectively. All shares have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

Fiscal Year Ended February 28, 2026

On March 3, 2025, the Company issued an aggregate of 80,000 shares of common stock to three investor relations firms as payment for investor relations consulting services.

On March 6, 2025, the Company issued 7,794 shares of common stock to the holders of Series L Convertible Preferred stock as a dividend.

On March 26, 2025, as a result of achieving three of the four business milestones, the Company issued 4,393,993 shares of common stock to the NTG Sellers in satisfaction of the Company’s obligations under the Exchange Agreement.

On April 1, 2025, the Company issued 20,000 shares of common stock in connection with the JOURNY.tv asset acquisition.

On May 5, 2025, as a result of the achievement of the fourth and final business milestone, the remaining 1,450,000 Contingent Shares were issued to the NTG Sellers.

On May 7, 2025, the Company issued 5,000 shares of common stock to Innovative Travel Acquisitions, Inc. as a finder’s fee in connection with the FSA acquisition.

On May 13, 2025, the Company issued 15,000 shares of common stock to an individual as settlement for outstanding invoices related to marketing services provided.

On May 29, 2025, the Company issued 37,849 shares of common stock to the holders of Series L Convertible Preferred stock as a dividend.

On June 4, 2025, the Company issued 75,000 shares of common stock to Force Family Network as payment for investor relations consulting services.

On June 16, 2025, the Company issued 4,636 shares of common stock to Donohoe Advisory as partial compensation for Nasdaq consulting services.

On June 24, 2025, the Company issued 594 shares of common stock to Something Great as partial compensation for past services.

Also on June 24, 2025, the Company issued 86,092 shares of common stock to Jimmy Byrd, a director of NextTrip, in connection with a private placement.

On July 22, 2025, the Company issued an aggregate of 4,000 shares of common stock to two companies as settlement for outstanding invoices related to information technology services provided.

On July 27, 2025, the Company issued 15,000 shares of common stock to an individual in connection with the development and launch of a new Beauty and Wellness initiative.

On August 6, 2025, the Company issued 96,774 shares of common stock in connection with the acquisition of TA Pipeline, LLC.

Between August 1, 2025 and August 25, 2025, the Company issued an aggregate of 110,000 shares of common stock to five investor relations firms as payment for investor relations consulting services,

On August 29, 2025, the Company issued 36,283 shares of common stock to the holders of Series L Convertible Preferred stock as a dividend.

On September 10, 2025, the Company issued 10,000 shares of common stock to Save Your Day Films as partial compensation for services rendered in connection with JOURNY.tv.

On September 22, 2025, the Company issued 34,993 shares of common stock as settlement for outstanding invoices for investor relations services provided.

Between September 22, 2025 and October 6, 2025, the Company issued an aggregate of 44,226 shares of common stock to Iroquois Capital Investment Group and Iroquois Master fund pursuant to the cashless exercise of warrants.

On October 7, 2025, the Company issued 200,000 shares of common stock to NextGen AI in connection with consulting and advisory services to be provided.

On October 8, 2025, the Company issued 62,500 shares of common stock to Caesar Capital in connection with a private placement.

Between October 8, 2025 and October 20, 2025, the Company issued an aggregate of 60,000 common shares to two investor relations firms as compensation for investor relations consulting services.

On October 28, 2025, the Company issued 70,000 shares of common stock to an investor in connection with a private placement.

Between November 4, 2025 and November 28, 2025, the Company issued an aggregate of 468,434 common shares to investors in connection with a private placement.

On November 19, 2025, the Company issued 3,484,611 common shares to the holders of the Company’s various series of preferred stock pursuant to the conversion of such shares of preferred stock upon receiving shareholder approval.

On December 1, 2025, the Company issued 17,244 shares of common stock to the holders of Series L Convertible Preferred stock as a final dividend.

Also on December 1, 2025, the Company issued 125,000 shares of common stock to a consultant in connection with a strategic advisory and consulting contract.

On December 19, 2025, the Company issued 33,000 shares of common stock to a law firm in connection with the conversion of its preferred shares.

On December 23, 2025, the Company issued 1,000,000 shares of common stock to Armistice Capital in connection with a private placement.

On January 2, 2026, the Company issued 40,000 shares of common stock to an investor relations firm as compensation for investor relations consulting services.

On January 9, 2026, the Company issued 2,047 shares of common stock as commission payments to travel agents for group travel sales to TA Pipeline.

On January 15, 2026, the Company issued 7,500 shares of common stock to a contractor pursuant to a contract to provide marketing services.

On January 29, 2026, the Company issued 20,000 shares of common stock in exchange for a 10% non-controlling interest in Playbook Investors network LLC.

On February 2, 2026, the Company issued 25,000 shares of common stock to an investor relations firm as compensation for investor relations consulting services.

On February 6, 2026, the Company issued 105,638 common shares to the Corporation for Travel Promotion in connection with the acquisition of GoUSA.

Also on February 6, 2026, the Company issued 10,000 common shares to Alumni Capital as consideration for withdrawing a previously filed registration statement.

On February 19, 2026, the Company issued 25,000 common shares to the Hilton Advisory Group in connection with an advisory services agreement to provide business development and strategic consulting services.

On February 28, 2026, the Company issued 135,000 shares of common stock pursuant to a service agreement to create a tokenized rewards infrastructure for the Company’s travel platform.

Fiscal Year Ended February 28, 2025

On March 15, 2024, the Company issued 409,502 shares of common stock pursuant to automatic conversions of the Company’s Series G, H, and I Convertible Preferred Stock upon receiving shareholder approval to increase the Company’s authorized common shares to 250 million.

In July 2024 and August 2024, the Company issued 42,709 shares of common stock to Dooya Media Group, Inc. as partial compensation for development work related to JOURNY.TV, the Company’s Free-Ad Supported TV (“FAST”) channel.

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

Deferred Compensation

As discussed above, during the fiscal year ended February 28, 2026, the Company issued 18,389 restricted shares of common stock at a price of $2.98 to Frank Orzechowski, the Company’s Chief Financial Officer, in connection with his employment agreement. The shares were fully vested on February 10, 2026, which was the board approval date. As a result, the Company recorded share based compensation expense of $54,800. The Company did not issue any shares of common stock to employees during the fiscal year ended February 28, 2025.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. 100,316 and 3,106,616 shares of preferred stock were issued and outstanding at February 28, 2026 and February 28, 2025, Respectively, as discussed in additional detail below.

Series A Convertible Preferred Stock

On February 9, 2026 the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 1,000,000 shares of the Company’s preferred stock as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”).

The terms and conditions set forth in the Series A Certificate of Designation are summarized below:

Ranking. The Series A Preferred rank pari passu to the Company’s common stock.

Dividends. Holders of Series A Preferred will be entitled to dividends, on an as-converted basis, equal to dividends actually paid, if any, on shares of Company common stock.

Voting. Except as provided by the Company’s Charter or as otherwise required by the Nevada Revised Statutes, holders of Series A Preferred are entitled to vote with the holders of outstanding shares of Company common stock, voting together as a single class, with respect to all matters presented to the Company’s stockholders for their action or consideration. In any such vote, each holder is entitled to a number of votes equal to the number of shares of common stock into which the Series A Preferred held by such holder is convertible. The Company may not, without the consent of holders of a majority of the outstanding shares of Series A Preferred, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred or alter or amend the Series A Certificate of Designation, (ii) amend its Charter or other charter documents in any manner that adversely affects any rights of the holders of the Series A Preferred, or (iii) enter into any agreement with respect to the foregoing.

Conversion. On the third business day after the date that the Company’s stockholders approve the conversion of Series A Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series A Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series A Conversion Ratio”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series A Preferred will be entitled to participate, on an as-converted-to-common stock basis calculated based on the Series A Conversion Ratio, with holders of Company common stock in any distribution of assets of the Company to holders of the Company’s common stock.

At February 28, 2026, 100,000 shares of the issued Series A Preferred were outstanding, which if converted as of February 28, 2026, would have resulted in the issuance of 100,000 shares of common stock.

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

At February 28, 2025, 316 shares of Series E Preferred were outstanding, which if converted as of February 28, 2026, including the make-whole dividends, would have resulted in the issuance of 3,570 shares of common stock.

Stock Options

Under the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance, and as of February 28, 2026, 6,058,750 shares are available for issuance.

During fiscal year 2025, the Company did not grant any options. In fiscal year 2026, 914,825 options vested and at February 28, 2026, there are vested options exercisable for 914,825 shares of common stock. No options to purchase shares of common stock were exercised during the fiscal year ended February 28, 2026.

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

Total employee share-based compensation expense for the year ended February 28, 2026 was $193,125, of which $133,065 was related to stock options. There was no capitalized share-based compensation cost as of February 28, 2026, and there were no recognized tax benefits during the fiscal year ended February 28, 2026.

To estimate the value of an option award, the Company uses the Black-Scholes option-pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. The forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from the Company’s historical data, the risk-free rate is based on the yield available on U.S. Treasury constant maturity rates with similar terms to the expected term of the stock option awards. The fair value of outstanding stock option awards at February 28, 2026 was estimated using the Black-Scholes model with the following weighted-average assumptions at the date of grant:

The fair value of outstanding option awards was estimated using the Black-Scholes model with the following assumptions for the twelve months ended February 28, 2026:

Assumptions:

2026
Dividend yield	0.0%
Risk-free interest rate	3.56%-4.08%
Expected volatility	122.0%-140%
Expected life (in years)	1.0-5.0

Option activity for the year ended February 28, 2026 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	($)	Life (Yrs.)	Value ($)
Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	914,825	4.39	2.28
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding at February 28, 2026	914,825	4.39	2.28	-
Options expected to vest in the future as of February 28, 2026	-	-	-	-
Options exercisable at February 28, 2026	914,825	4.39	2.28	-
Options vested, exercisable, and options expected to vest at February 28, 2026	914,825	4.39	2.28	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $2.87 closing price of our Common Stock on February 28, 2026. All of the outstanding option grants have an exercise price above $2.87.

At February 28, 2026, there was $0 of unrecognized share-based compensation expense related to unvested stock options.

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

The fair value of outstanding SAR awards was estimated using the Black-Scholes model with the following assumptions for the twelve months ended February 28, 2026:

SARs activity for the year ended February 28, 2026 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	SARs	($)	Life (Yrs.)	Value ($)
SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(3,907)	52.60	-	-
SARs outstanding at February 28, 2026	36,316	43.96	1.17	-
SARs expected to vest in the future as of February 28, 2026	-	-	-	-
SARs exercisable at February 28, 2026	36,316	43.96	1.17	-
SARs vested, exercisable, and SARs expected to vest at February 28, 2026	36,316	43.96	1.17	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those awards that have an exercise price below the $2.87 closing price of our common stock on February 28, 2026. All the SARs have an exercise price above $2.87

For the year ended February 28, 2026, ($9,048) of share-based compensation expense was recognized due to the revaluation of the liability, and at February 28, 2026, there was no unrecognized share-based compensation expense related to unvested SARs.

Warrants

At February 28, 2026, the Company had outstanding warrants to purchase a total of 4,758,581 shares of common stock. The warrants have exercise prices that range from $0.001 to $11.60, which if not exercised, will expire between February 27, 2027 and June 23, 2031.

The fair value of warrants issued during the year was estimated using the Black-Scholes model with the following assumptions for the twelve months ended February 28, 2026:

Assumptions:

2026
Dividend yield	0.00%
Risk-free interest rate	3.49%- 4.14%
Expected volatility	118.8%- 161.0%
Expected life (in years)	1.50-5.03

Warrant activity for the year ended February 28, 2026 was as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining
		Price	Contractual
	Warrants	($)	Life (Yrs.)
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	1,998,104	3.34	3.96
Exercised	(237,429)	3.02	-
Forfeited or cancelled	(17,979)	128.32	-
Warrants outstanding at February 28, 2026	4,758,581	4.15	3.48

For further information regarding the allocation of the relative fair values of warrants issued in connection with short-term promissory notes, see NOTE 15 - Notes Payable.

NOTE 21 – Loss Per Share

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended February 28, 2026 and February 28, 2025:

	Year Ended February
	2026	2025
Loss from continuing operations	$(15,911,934)	$(10,128,428)
Preferred dividends	(335,662)	(78,600)
Loss from continuing operations applicable to common stockholders	(16,247,596)	(10,207,028)
Gain (loss) from discontinued operations applicable to common stockholders	-	8,344
Net loss applicable to common stockholders	$(16,247,596)	$(10,198,684)

Weighted average number of common shares Outstanding used in loss per share during the Period (denominator)	8,930,520	4,566,787

Dilutive loss per share was not presented as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At February 28, 2026, the Company had outstanding warrants to purchase 4,758,581 shares of common stock; stock options exercisable for 914,825 shares of common stock; 100,000 shares of Series A Preferred, convertible into 100,000 shares of common stock; and 316 shares of Series E Preferred, which could be converted into 3,570 shares of common stock. At February 28, 2025, the Company had 6,201,890 outstanding potentially dilutive securities.

NOTE 22 – Concentrations

Revenues – During the years ended February 28, 2026 and February 28, 2025, the Company did not have any significant customers who accounted for more than 10% each of the Company’s revenue in at least one of the periods presented.

Accounts Receivable – The Company had no significant customers who accounted for more than 10% each of the Company’s accounts receivable balance at February 28, 2026 and February 28, 2025.

NOTE 23 - Defined Contribution Plans

The Company has adopted two qualified 401(k) plans (the “401(k) Plans”), in which all employees over the age of 21 may participate. Depending on the 401(k) Plan, the Company makes either a safe Harbor contribution match of 100% of each participant’s contribution up to 3% of salary, and 50% of the next 2% of salary contributed, or a 3% non-elective contribution for all eligible participants. The matching contributions were $34,932 in 2026 and $23,628 in 2025.

NOTE 24 – Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of Fiscal 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal 2026, we report our financial performance based on our new segments: “Travel” and “Media”. Our Travel segment provides travelers with a full range of travel services through its NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides and inspiration for travelers. We leverage our media brands—TravelMagazine.com and JOURNY.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. Additional information regarding our operating segments can be found in the overview section of Item 7 of this Annual Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Prior periods disclosed below have been recast to conform to these newly identified segments.

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

The significant segment expense categories that are regularly provided to the CODM and that are included in the reported measure of segment Operating Income (Loss) are: cost of revenue; salaries and benefits; sales and marketing; professional service fees; technology; and other expenses. ‘Other expenses’ by segment consists primarily of merchant processing and bank fees, regulatory fees, and general operating costs not separately captured in the listed categories. Operating Income (Loss) is the only measure of segment profit or loss regularly provided to the CODM.

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

The following tables present our segment information for the twelve months ended February 28, 2026 and 2025. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation and amortization is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision maker.

All of our revenues are attributed to customers located in the United States; therefore, no revenues are reported from foreign geographic areas.

For the fiscal years ended February 28, 2026 and February 28, 2025, no individual customer represented 10% or more of the Company’s consolidated revenues.

	Twelve Months Ended February 28, 2026
	Media	Travel	Corporate	Total
Revenue	$94,723	$3,620,805	$-	$3,715,528
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(3,063,042)	-	(3,063,042)
Gross profit (loss)	94,723	557,763	-	652,486

Operating Expenses:
Salaries and benefits	231,797	1,080,668	1,491,653	2,804,118
Stock based compensation	-	-	193,125	193,125
General and administrative	32,482	87,087	83,205	202,774
Sales and marketing	247,627	154,825	84,287	486,739
Professional service fees	641,277	115,181	6,755,951	7,512,409
Technology	375,542	369,345	303,073	1,047,960
Organization costs	-	-	2,580,829	2,580,829
Depreciation and amortization	-	-	1,097,804	1,097,804
Asset impairment charge	-	-	463,860	463,860
Provision for credit loss			315,495	315,495
Other expenses	-	105,923	206,624	312,547
Total Operating Expenses	1,528,725	1,913,029	13,575,906	17,017,660
Operating Loss	$(1,434,002)	$(1,355,266)	$(13,575,906)	$(16,365,174)

Other Income (Expense)
Other Income (Expense)				1,616,935
Gain (Loss) on derivative liability				50,000
Gain (Loss) on extinguishment of liability				(95,600)
Interest income (expense), net				(1,106,788)
Total Other Income (Expense)				464,547
Net income (loss) from continuing operations before taxes				(15,900,627)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(15,900,627)
Share of net income (loss) of equity method investee				(11,307)
Net gain (loss) from continuing operations				(15,911,934)
Net gain (loss) from discontinued operations, net of taxes				-
Net income (loss)				(15,911,934)
Preferred dividends				(335,662)
Net Income (Loss) Applicable to Common Stockholders				$(16,247,596)

	Twelve Months Ended February 28, 2025
	Media (1)	Travel	Corporate	Total
Revenue	$-	$501,423	$-	$501,423
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(498,121)	-	(498,121)
Gross profit (loss)	-	3,302	-	3,302

Operating Expenses:
Salaries and benefits	-	991,771	1,638,892	2,630,663
Stock based compensation	-	-	67,874	67,874
General and administrative	-	39,679	55,662	95,341
Sales and marketing	-	265,500	41,666	307,166
Professional service fees	-	6,200	2,222,281	2,228,481
Technology	-	619,594	223,702	843,296
Organization costs	-	-	213,613	213,613
Depreciation and amortization	-	-	713,236	713,236
Other expenses	-	45,548	271,513	317,061
Total Operating Expenses	-	1,968,292	5,448,439	7,416,731
Operating Loss	$-	$(1,964,990)	$(5,448,439)	$(7,413,429)

Other Income (Expense)
Other Income (Expense)				16,099
Loss on disposal of assets				(90)
Gain (Loss) on extinguishment of liability				(1,134,579)
Loss on promissory note receivable				(1,000,000)
Interest income (expense), net				(589,039)
Total Other Income (Expense)				(2,707,609)
Net income (loss) from continuing operations before taxes				(10,121,038)
Provision for income taxes				-
Net income (loss) from continuing operations before share of net income (loss) in equity method investee				(10,121,038)
Share of net income (loss) of equity method investee				(7,390)
Net gain (loss) from continuing operations				(10,128,428)
Net gain (loss) from discontinued operations, net of taxes				8,344
Net income (loss)				(10,120,084)
Preferred dividends				(78,600)
Net Income (Loss) Applicable to Common Stockholders				$(10,198,684)

(1)	There were no operations within the Media segment during the fiscal year ended February 28, 2025. The Company’s Media operations — JOURNY.tv, GoUSA TV, and Travel Magazine — were acquired or launched during fiscal year 2026. Accordingly, FY2025 Media-segment amounts are zero, and no recast adjustments to FY2025 Travel- or Corporate-segment results were required for items attributable to the Media segment.

NOTE 25 – Subsequent Events

Amendment to NextTrip Privilege Licensing and Services Agreement

On April 15, 2026, the Company and NextTrip Privilege, Inc. entered into Amendment No. 1 to the Licensing and Services Agreement, which deferred the commencement date of the $5,000 per month Administrative Services Fee from March 1, 2026 to June 1, 2026, and shifted the related annual three-percent (3%) escalator anniversary date to June 1 of each year thereafter. No other terms of the Licensing and Services Agreement were modified by the amendment. See Note 17 (Related Party Transactions) for additional information regarding the Company’s relationship with NextTrip Privilege, Inc.

Related Party Promissory Note

On March 25, 2026, the Company issued an unsecured promissory note, in the principal amount of $80,000, to the Donald P. Monaco Insurance Trust (“Trust”). The promissory note accrues interest at a rate equal to 7.5% simple interest per annum, and was scheduled to automatically mature and become due and payable in full on April 3, 2026 subject to certain limited exceptions. The promissory note, or any portion thereof, could be prepaid by NTH without any penalty. The promissory note was approved by the Board, including the independent members thereof. On April 6, 2026, the Company and the Trust entered into the first amendment to the promissory note, whereby the parties agreed to increase the principal balance to $155,000 and extend the Maturity Date to April 13, 2026. The other terms of the note were unchanged. On April 9, 2026, the Company and the Trust entered into the second amendment to the promissory note, whereby the parties agreed to increase the principal balance to $290,000 and extend the Maturity Date to April 30, 2026. The other terms of the note were unchanged. On April 27, 2026, the Company and the Trust entered into the third amendment to the promissory note, whereby the parties agreed to increase the principal balance to $400,000 and extend the Maturity Date to May 31, 2026. On April 30, 2026, the Company and the Trust entered into the fourth amendment to the promissory note, whereby the parties agreed to increase the principal balance to $510,000. The other terms of the note were unchanged. On May 12, 2026, the Company repaid $110,000 of the principal balance, and on May 29, 2026, the Company and the Trust entered into the fifth amendment to the promissory note, whereby the parties agreed to increase the principal balance by $200,000. As of May 29, 2026 the principal balance outstanding totaled $600,000. The promissory note, including the amendments thereto, were approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

Related Party Equity Investments

On April 15, 2026, Andy Kaplan, through KC Global Media Asia LLC (“KCGM”), purchased 16,667 shares of Series A Preferred Stock at $3.00 per share, resulting in gross proceeds to the Company of $50,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 8,333 shares of common stock at $3.00 per share. The warrant expires 3.5 years from the issue date.

On May 8, 2026, Andy Kaplan, through KC Global Media Asia LLC (“KCGM”), purchased 18,182 shares of Common Stock at $2.75 per share, resulting in gross proceeds to the Company of $50,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 9,091 shares of common stock at $3.00 per share. The warrant expires 3 years from the issue date.

Other Equity Investments

On May 6, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Helena Global Investment Opportunities 1 Ltd (the “Purchaser”), pursuant to which the Company issued and sold (a) an aggregate of 368,421 restricted shares of newly designated Series B Convertible Preferred Stock, par value $0.001, of the Company (the “Series B Preferred Shares”) plus 40,000 additional Series B Preferred Shares as an issuance fee; and (b) a five-year warrant (the “Warrant”) to purchase 100,000 shares of the Common Stock, par value $0.001 per share, of the Company (“Common Stock”) (the “Series B Offering”) at a purchase price of $2.755 per share representing the Nasdaq Minimum Price plus $0.125 as of the date of the Purchase Agreement. The Warrant has an exercise price of $2.755 per share. If a registration statement is not effective at the time of exercise, the holder may exercise the Warrant using a cashless exercise feature. If there is an Event of Default as defined in the Series B Certificate of Designation (as defined below), the Warrant may be exercised without payment of cash.

The obligations of the Company under the transaction documents are secured by a pledge of 1,365,314 shares of Common Stock (the “Pledged Shares”) owned by the Company’s Chief Executive Officer, William Kerby, pursuant to a Guarantee and Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement provides a limited recourse guarantee, with recourse solely to the Pledged Shares and not to any other assets of Mr. Kerby.

Pursuant to the Purchase Agreement, the Company has granted the Purchaser a right of participation of up to 20% of any future securities offering by the Company, other than exempt issuances. The Purchaser also has an exchange right to exchange Preferred Shares for offered securities at 100% of stated value. The Company has also agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of the shares of Common Stock issuable pursuant to exercise of the Warrant and conversion of the Series B Preferred Shares within fifteen (15) days (the “Filing Deadline”) of the closing date of the Series B Offering (the “Closing Date”). The Company shall use its best efforts to cause the registration statement to become effective within thirty (30) days after the Closing Date (or sixty (60) days if the SEC reviews the registration statement).

Also, in connection with any “at the market” offerings conducted by the Company during the 180-day period following the Closing Date, the Purchaser has the right to require the Company to apply an amount equal to 25% of the net proceeds to redeem the Series B Preferred Shares at the Redemption Price (as defined below).

Also on May 6, 2026, the Company sold and issued 36,400 shares of common stock to a private investor at $2.75 per share, plus a three-year warrant to purchase up to 18,200 shares at an exercise price of $2.75 per share, resulting in gross proceeds to the Company of $100,100.

Short Term Promissory Note

On March 24, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $180,550. The note includes an original issue discount of $23,550 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $102,010 due on September 30, 2026 and four equal subsequent installments of $25,502.62 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC.

