Form 10-Q
period 2026-05-31
NextTrip, Inc.
filed 2026-07-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38015

NEXTTRIP, INC.

(Exact name of registrant as specified in its charter)

nevada	27-1865814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1560 Sawgrass Corporate Parkway, Suite 400

Sunrise, Florida 33323

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 14, 2026, the issuer had 14,919,927 shares of common stock outstanding, inclusive of 96,774 shares of common stock classified as mezzanine equity.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2026	February 28, 2026
	(unaudited)

ASSETS
Cash and cash equivalents	$803,490	$1,696,090
Accounts receivable, net	252,375	119,168
Prepaid expenses and other current assets	1,436,115	1,336,026
Total Current Assets	2,491,980	3,151,284
Non-Current Assets
Property and equipment, net	974	1,603
Intangible assets, net	4,159,741	4,258,220
Security deposit	40,167	40,167
Goodwill	3,123,684	3,123,684
Equity investments	2,502,000	2,502,000
Total Non-Current Assets	9,826,566	9,925,674
Total Assets	$12,318,546	$13,076,958

LIABILITIES
Current Liabilities
Accounts payable	$959,794	$725,541
Accrued expenses	953,574	748,103
Deferred revenue	848,526	1,655,990
Derivative liability	30,000	80,000
Contingent consideration	190,000	180,000
Licensing & royalty payment obligations, current portion	198,698	136,582
Note payable	310,817	386,072
Notes payable - related parties	600,000	-

Total Current Liabilities	4,091,409	3,912,288
Non-Current Liabilities
SBA EIDL loan	97,994	98,179
Licensing & royalty payment obligations, net of current portion	232,116	305,090
Line of Credit – related parties	3,000,000	3,000,000
Total Non-Current Liabilities	3,330,110	3,403,269
Total Liabilities	7,421,519	7,315,557

Commitments and Contingencies (Note 13)	-	-

Mezzanine Equity
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 408,421 and 0 shares issued and outstanding, respectively	807,997	-
Common Stock, par value $0.001; 250,000,000 shares authorized; 96,774 and 96,774 shares issued and outstanding, respectively	387,000	387,000
Total Mezzanine Equity	1,194,997	387,000

Stockholder’s Equity
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 150,316 and 100,316 shares issued and outstanding, respectively	151	101
Common Stock, par value $0.001; 250,000,000 shares authorized; 14,396,694 and 13,978,171 shares issued and outstanding, respectively	14,398	13,979
Additional Paid in Capital	57,430,060	55,957,740
Accumulated deficit	(53,742,579)	(50,597,419)
Total Stockholders’ Equity	3,702,030	5,374,401
Total Liabilities, Mezzanine and Stockholders’ Equity	$12,318,546	$13,076,958

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2026	2025

Revenue	$1,451,735	$138,827
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(1,243,636)	(99,921)
Gross profit (loss)	208,099	38,906

Operating Expenses:
Salaries and benefits	907,401	696,914
Stock based compensation	(13,660)	138,325
General and administrative	34,626	30,588
Sales and marketing	134,848	90,035
Professional service fees	1,286,371	1,149,476
Technology	254,728	321,815
Organization costs	50,104	1,999,670
Depreciation and amortization	336,669	206,650
Provision for credit loss	65,561	-
Other expenses	65,204	45,170
Total Operating Expenses	3,121,852	4,678,643
Operating loss	(2,913,753)	(4,639,737)

Other Income (Expenses)
Loss on extinguishment of liability	-	(70,100)
Gain on derivative liability	40,000	-
Interest income (expense), net	(251,583)	(276,333)
Other income (expense)	(133)	540,245
Total Other Income (Expense)	(211,716)	193,812
Net loss before provision for income taxes	(3,125,469)	(4,445,925)
Provision for income taxes	-	-
Net loss before share of net loss in equity method investee	(3,125,469)	(4,445,925)
Share of net loss of equity method investee	-	(11,307)
Net loss	$(3,125,469)	$(4,457,232)
Preferred dividends	(19,691)	(64,463)
Net Loss Applicable to Common Stockholders	$(3,145,160)	$(4,521,695)
Basic and diluted loss per common share	$(0.22)	$(0.68)
Basic and diluted weighted average number of common shares	14,316,703	6,585,197

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended May 31, 2026, and May 31, 2025

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2026	100,316	$101	13,978,171	$13,979	$55,957,740	$(50,597,419)	$5,374,401
Net loss	-	-	-	-	-	(3,125,469)	(3,125,469)
Preferred stock dividends	-	-	-	-	10,688	(19,691)	(9,003)
Issuance of securities pursuant to private placements	50,000	50	54,582	54	299,997	-	300,101
Issuance of common shares for third party services	-	-	280,140	281	769,886	-	770,167
Issuance of investor warrants pursuant to preferred private placement	-	-	-	-	132,990	-	132,990
Issuance of placement agent warrants pursuant to preferred private placement	-	-	-	-	50,003	-	50,003
Issuance of securities for equity investments	-	-	70,000	70	227,430	-	227,500
Offering costs	-	-	-	-	(5,000)	-	(5,000)
Stock based compensation	-	-	13,801	14	(13,674)	-	(13,660)

Balances, May 31, 2026	150,316	$151	14,396,694	$14,398	$57,430,060	$(53,742,579)	$3,702,030

	Preferred Stock		Common Stock		Additional
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067
Net Loss	-	-	-	-	-	(4,457,232)	(4,457,232)
Preferred Stock Dividends	-	-	45,643	46	64,417	(64,463)	-
Preferred Shares Issued for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for Journy.tv asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares for services	-	-	125,000	125	476,075	-	476,200
Warrants issued in connection with debt conversion	-	-	-	-	30,775	-	30,775
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Issuance of securities for directors’ services	-	-	-	-	1,948,544	-	1,948,544
Stock based compensation	-	-	-	-	138,325	-	138,325

Balances, May 31, 2025	3,388,874	3,389	7,691,374	7,692	45,530,355	(38,871,518)	6,669,918

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	May 31, 2026	May 31, 2025
OPERATING ACTIVITIES
Net Income (Loss) – Continuing Operations	$(3,125,469)	$(4,457,232)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	336,669	206,650
Amortization of debt discount	113,533	231,740
Provision for credit loss	65,561	-
Gain on derivative liability	(40,000)	-
Shares issued for professional services	552,952	694,912
Stock-based compensation - employees	(13,660)	138,325
Stock-based compensation - directors	-	1,948,544
Loss on extinguishment of liability	-	70,100

Change in Assets and Liabilities:
Accounts receivable	(133,207)	(87,554)
Related party receivable	(65,561)	-
Prepaid expenses	344,626	183,327
Accounts payable and accrued expenses	439,724	(280,955)
Deferred revenue	(807,464)	210,728
Licensing & royalty payment obligations, current portion	62,116	-
Licensing & royalty payment obligations, net of current portion	(72,974)	-
SBA loan	(185)	98,757

NET CASH USED IN OPERATING ACTIVITIES	(2,343,339)	(1,042,658)

INVESTING ACTIVITIES
Capitalized software development costs	(237,561)	(81,503)
FSA Travel LLC acquisition	-	(900,000)
JOURNY.tv asset purchase	-	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(237,561)	(1,281,503)

FINANCING ACTIVITIES
Proceeds from issuance of preferred shares	150,000	-
Proceeds from issuance of common shares	150,100	-
Notes Payable	(101,800)	192,700
Advances from related parties	600,000	1,200,000
Proceeds from issuance of Mezzanine Equity	1,015,000	-
Offering Costs	(125,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,688,300	1,392,700

NET CHANGE IN CASH FOR PERIOD	(892,600)	(931,461)

CASH AT BEGINNING OF PERIOD	1,696,090	1,062,367

CASH AT END OF PERIOD	$803,490	$130,906

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of preferred shares pursuant to FSA Travel, LLC acquisition	$-	$875,641
Issuance of common shares pursuant to JOURNY.tv asset purchase	$-	$115,200
Issuance of common shares for third party services	$770,167	$476,200
Issuance of common stock warrants in connection with private placement	$50,003	$-
Preferred stock dividends	$19,691	$64,463
Disclosure of Cash Paid for:
Interest	$26,381	$23,159
Income Taxes	$-	$-

See accompanying notes to condensed financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

May 31, 2026

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

The Company’s corporate office is located at 1560 Sawgrass Corporate Parkway, Suite 400, Sunrise Florida 33323. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, NextTrip Holdings Inc. incorporated on October 22, 2015, Extraordinary Vacations USA, Inc., incorporated on June 24, 2002, Five Star Alliance, LLC, organized on March 9, 2018, and TA Pipeline, LLC, organized on July 1, 2021.

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

Going Concern - As of May 31, 2026, and February 28, 2026, the Company had an accumulated deficit of $53,742,579 and $50,597,419, respectively, and working capital deficit of $1,599,429 and $761,004, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of the filing of this Report.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2026 and 2025 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026. The results of operations for the period ended May 31, 2026 are not necessarily indicative of the operating results for the full year.

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

Put Option

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The derivative liability at May 31, 2026 results from an option (the “Put Option”), which is embedded in the restricted common shares issued by the Company pursuant to the acquisition of TA Pipeline LLC (“TA”).

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

Classification of TA Pipeline Closing Shares

Although the 96,774 TA Closing Shares are legally common stock, they are classified as mezzanine equity on the consolidated balance sheet due to contingent redemption rights resulting from derivative liability provisions that could require cash or share settlement outside the Company’s control.

Accordingly, these shares are presented outside of permanent stockholders’ equity and below total liabilities. The Company will continue to classify the shares as mezzanine equity until such time as the redemption provisions lapse or are removed, or until settlement occurs.

Initial and Subsequent Measurement

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

The fair values of the Put Option and the TA Milestone Payment measured on a recurring basis are as follows:

	May 31, 2026		Date of Issuance – August 6, 2025
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – Put Option	$30,000	Level 3	$130,000	Level 3
Contingent Consideration – TA Milestone Payment	$190,000	Level 3	$180,000	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable input (Level 3):

	Put Option	TA Milestone Payment
Fair Value on Issuance Date	$130,000	$180,000
Change in fair value	$(100,000)	10,000
Fair value on May 31, 2026	$30,000	$190,000

Helena Global Investment Opportunities 1 Ltd. Private Placement

Classification of Redeemable Convertible Preferred Stock

The Company classifies its Series B Convertible Preferred Stock as mezzanine equity in accordance with ASC 480-10-S99-3A because the redemption obligation, while at a fixed date, is not unconditional from the Company’s perspective. The holder retains the right to convert the Series B Preferred Stock into Common Stock at any time prior to the mandatory redemption date and the right to elect a one-time extension of the mandatory redemption date. As a result, whether redemption occurs (in cash) or is settled through conversion (in shares), and the timing of any such redemption, is outside the Company’s sole control. The Series B Convertible Preferred Stock is presented between liabilities and stockholders’ equity on the balance sheet.

Initial Measurement

Proceeds from the issuance of the Series B Convertible Preferred Stock and detachable Investor Warrant are allocated to the two freestanding instruments using the relative fair value method pursuant to ASC 470-20-25-2. The portion of proceeds allocated to the Investor Warrant is credited to additional paid-in capital. The portion of proceeds allocated to the Series B Convertible Preferred Stock, net of debt issuance costs and original issue discount associated with issuance fee shares issued for no consideration, represents the initial carrying value of the mezzanine preferred.

Subsequent Measurement

The mezzanine carrying value of the Series B Convertible Preferred Stock is accreted to its redemption value over the period from issuance to the mandatory redemption date using the effective interest method. Accretion and stated dividends accrued on the Series B Convertible Preferred Stock are recognized as charges to retained earnings (deemed dividends to the holder) and reduce net income available to common shareholders for purposes of basic and diluted earnings per share calculations pursuant to ASC 260-10-S99. Accreted amounts and dividends are not recognized as interest expense in the income statement.

Warrants

The Company evaluates each freestanding warrant issued in connection with the Series B Convertible Preferred Stock for liability versus equity classification under ASC 815-40 at the issuance date and at each subsequent reporting date. The Investor Warrant and the Placement Agent Warrants are each classified as equity instruments at issuance based on the warrants’ indexation to the Company’s own stock and settlement provisions (including the absence of any cash-settled Black-Scholes payout obligation upon a Fundamental Transaction).

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

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options and preferred stock were excluded due to the anti-dilutive effect they would have on the computation. At May 31, 2026 and 2025, the Company had the following common shares underlying these instruments:

	May 31,
	2026	2025
Warrants	4,957,011	3,112,772
Stock Options	1,114,825	556,250
Preferred Stock	565,311	3,391,974
Total Underlying Common Shares	6,637,147	7,060,996

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods three months ended May 31, 2026, and 2025:

	Three Months Ended May 31,
	2026	2025

Net loss	$(3,125,469)	$(4,457,232)
Preferred dividends	$(19,691)	$(64,463)
Net loss applicable to common stockholders	$(3,145,160)	$(4,521,695)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	14,316,703	6,585,197

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares for the periods presented would have had an anti-dilutive effect. At May 31, 2026, the Company had outstanding warrants to purchase 4,957,011 shares of common stock; stock options exercisable for 1,114,825 shares of common stock; 150,000 shares of Series A preferred stock (“Series A Preferred”), which could be converted into 150,000 shares of common stock, 408,421 shares of Series B Preferred Stock (“Series B Preferred”) which could be converted into 411,689 shares of common stock, and 316 shares of Series E Preferred Stock (“Series E Preferred”), which could be converted into 3,622 shares of common stock, resulting in a potential total additional 6,637,147 shares of common stock outstanding in the future.

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

Segment Reporting - In response to recent acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our Chief Operating Decision Maker (“CODM”), who is our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we reported our financial performance based on our new segments, “Travel” and “Media”. A detailed description of our operating segments as of May 31, 2026 can be found in NOTE 15 to the Financial Statements and the Overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Prior periods have been recast to conform to these newly identified segments.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit or loss, an amount and description of other segment items, the title and position of the CODM, and application of the segment disclosure requirements to interim periods. The Company adopted ASU 2023-07 for its fiscal year beginning March 1, 2025. The Company began reporting under its Travel and Media reportable segments, and reflecting the interim disclosure provisions of ASU 2023-07, in the third quarter of fiscal year 2026 (the quarterly period ended November 30, 2025); prior periods have been recast to conform to the current segment presentation. Adoption affected disclosures only and did not affect the Company’s condensed consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 on a prospective basis effective for its fiscal year beginning March 1, 2025 (fiscal year ended February 28, 2026). The amendments affect annual income tax disclosures only and do not establish new interim disclosure requirements; adoption did not affect the Company’s condensed consolidated financial position, results of operations, or cash flows, or its interim income tax disclosures.

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

The GoUSA TV assets are being integrated into JOURNY.tv within the Media segment. GoUSA TV content serves as a U.S.-focused demand-generation layer within NextTrip’s broader media-to-commerce ecosystem

NOTE 8 – Intangible Assets

Intangible assets as of May 31, 2026, and February 28, 2026 consisted of the following:

	May 31, 2026	February 28, 2026
Software Development	$3,836,059	$3,736,917
Software Licenses	362,000	362,000
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	280,000
FSA Software Agreements	680,000	680,000
TA Pipeline, LLC Tradename	160,000	160,000
TA Pipeline, LLC Supplier and Agency Agreements	750,000	750,000
JOURNY.tv – Trade Name	235,000	235,000
JOURNY.tv Distribution Agreements	480,000	480,000
Journy.tv Production Costs	138,418	-
GoUSA Content Episodes	106,500	106,500
GoUSA Content IMAX	74,500	74,500
GoUSA Distribution Agreements	760,000	760,000
GoUSA Assembled Workforce	54,000	54,000
Total	7,922,760	7,685,200
Accumulated amortization	(3,763,019)	(3,426,980)
Intangible assets, net of amortization	$4,159,741	$4,258,220

Amortization expense for the three months ended May 31, 2026, and 2025 was $336,040 and $206,021, respectively.

During the three months ended May 31, 2026, and 2025, the Company did not record any impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding years ending February 28 is as follows:

2027 (Remaining)	$881,725
2028	542,644
2029	422,752
2030	401,669
2031	399,894
Thereafter	1,267,213
$3,915,897

NOTE 9 – Goodwill

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

Acquisition of FSA Travel, LLC

As of May 31, 2026, goodwill of $1,669,058 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 4, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

Acquisition of TA Pipeline LLC

As of May 31, 2026, goodwill of $286,821 arising from the FSA acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 6, Acquisition of TA Pipeline, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 10 – Notes Payable

On September 26, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $269,000. The note includes an OID of $37,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $151,985 due on March 30, 2026, and the remaining four equal installments of $37,996 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2026, the balance on the note, net of the unamortized debt discount was $61,744.

On October 17, 2025, the Company sold two short-term promissory notes, each for a principal balance of $18,000, to two investors for an aggregate principal balance of $36,000. Each note includes an Original Issue Discount of $3,000. The notes are payable in full on May 17, 2026. On June 3, 2026, the Company and each of the investors entered into an Extension of Promissory Note (the “Extension”) pursuant to which the parties agreed to extend the Maturity Date to November 17, 2026 at no additional cost to the Company. The notes may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid balance is immediately due and payable. As of May 31, 2026, the aggregate balance on the notes was $36,000.

On October 24, 2025, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $196,000. The note includes an OID of $27,000, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in ten equal installments of $22,148, with the first payment due on November 30, 2025, and the remaining nine installments are due on the 30th of each of the next nine successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2026, the balance on the note, net of the unamortized debt discount was $50,874.

On March 24, 2026, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $180,550. The note includes an OID of $23,550, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $102,011 due on September 30, 2026, and the remaining four equal installments of $25,503 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of May 31, 2026, the balance on the note, net of the unamortized debt discount was $162,199.

On May 26, 2026, the Company entered into an agreement to sell a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $172,500. The note includes an OID of $22,500, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $97,462 due on November 30, 2026, and the remaining four equal installments of $24,366 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. The funding of the note closed on June 1, 2026.

NOTE 11 – Long-Term Debt

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

The loan is measured at amortized cost subsequent to the acquisition date, and interest expense is recognized using the effective interest method based on the fair value of the liability at the acquisition date. The following table summarizes the loan terms as of the acquisition date:

Description	Amount
Principal amount	$199,100
Fair value at acquisition date	$98,920
Remaining term	302 months
Monthly payment	$995
Effective interest rate	12.03%

As of May 31, 2026, the balance of the loan was $97,994.

NOTE 12 - Related Party Transactions

Monaco Investment Partners, II Line of Credit

On May 6, 2025, the Company entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”) providing the Company with a $3,000,000 revolving line of credit. The MIP Line of Credit allows the Company to request advances thereunder from time to time until May 31, 2027, the maturity date. Advances made under the MIP Line of Credit bear simple interest at a rate of 12% per annum, calculated from the date of each respective advance. Accrued interest shall be payable on a monthly basis, no later than the 10th day of the subsequent month. The full outstanding principal balance, together with any accrued and unpaid interest, shall be due and payable in full by the Company on the maturity date. The Company may, at its option, prepay any borrowings under the MIP Line of Credit, in whole or in part, at any time prior to the maturity date, without penalty. Mr. Monaco, the Chairman of our Board of Directors, controls MIP.

As of May 31, 2026 the maximum amount of $3,000,000 was outstanding under the MIP Line of Credit, plus accrued interest of $29,589.

On July 13, 2026, subsequent to the balance sheet date and prior to the issuance of these condensed financial statements, the Company and Monaco Investment Partners II executed an amendment extending the maturity date by one year, to May 31, 2028. The amendment is not cancelable by the lender and does not expire within one year of the balance sheet date. All other significant terms of the arrangement, including the interest rate, remained unchanged.

Because the Company has extended the obligation on a long-term basis prior to the issuance of these financial statements, and the extended maturity is beyond one year from the balance sheet date, the outstanding balance has been classified as a long-term liability as of May 31, 2026 in accordance with ASC 470-10-45-14.

Donald P. Monaco Insurance Trust Short-Term Promissory Note

On March 25, 2026, the Company sold a short-term promissory note (the “Note”) to the Donald P. Monaco Insurance Trust in the principal amount of $80,000. The Note bears interest at 7.5% and had an initial maturity date of April 3, 2026. Between April 6, 2026 and May 31, 2026, the parties entered into several amendments to the Note to increase the principal amount and extend the Maturity Date.

As of May 31, 2026 the outstanding principal balance was $600,000, plus accrued interest of $2,778, and is due and payable in full on June 30, 2026.

Between June 3, 2026 and June 30, 2026, the parties entered into further amendments to increase the principal balance to $950,000 and extend the maturity date to July 15, 2026.

Compensation Deferral

The Company’s Chief Executive Officer, William Kerby, at his election, has agreed to defer $100,000 of his annual salary as well as payments related to personal financial guarantees and his car allowance. At May 31, 2026, the total compensation deferred by Mr. Kerby totaled $308,334.

Equity Investments

On April 15, 2026, Andy Kaplan, a director of the Company, through KC Global Media Asia LLC (“KCGM”), purchased 16,667 shares of Series A Preferred Stock at $3.00 per share, resulting in gross proceeds to the Company of $50,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 8,333 shares of common stock at $3.00 per share. The warrant expires 3.5 years from the issue date.

On May 8, 2026, Mr. Kaplan, through KCGM, purchased 18,182 shares of Common Stock at $2.75 per share, resulting in gross proceeds to the Company of $50,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 9,091 shares of common stock at $3.00 per share. The warrant expires 3 years from the issue date.

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

As of May 31, 2026, the Company had advanced a total of $381,056 to Privilege, for which the Company has recorded a full credit loss reserve based on Privilege’s pre-revenue status, the going-concern opinion issued by Privilege’s independent auditor, the de minimis proceeds raised under Privilege’s qualified Regulation A offering at May 31, 2026, the contractual subordination of advance repayments to NextTrip Privilege’s operating obligations, and the absence of collateral.

Stock Option Agreement

On December 2, 2025, NextTrip Group, LLC (“NextTrip Group”), the holder of 100% of the outstanding shares of Class B common stock of Privilege, granted the Company an option (the “Option”) to purchase up to 12,500,000 shares of Class B common stock of Privilege at $0.01 per share, or an aggregate exercise price of $125,000. The Option is exercisable from June 1, 2026 through December 31, 2027 and is freely assignable. NextTrip Group is owned 50% by Donald P. Monaco (Chairman of the Board of the Company) and 50% by William Kerby (Chief Executive Officer of the Company), in their individual capacities. No cash consideration was paid by the Company for the Option. The Option is not currently exercisable at May 31, 2026, the underlying Class B common stock has no readily determinable fair value, Privilege has minimal operations, and the Company does not consider exercise of the Option to be probable. Accordingly, no amount has been recognized on the Company’s balance sheet in respect of the Option. See Note 13 (Commitments and Contingencies) for additional information regarding the Option as a contingent purchase commitment.

Common Officers and Directors

Three of the Company’s executive officers and directors concurrently serve as executive officers and directors of Privilege: Donald P. Monaco serves as President, Chairman and a director of Privilege; William Kerby serves as Vice President and a director of Privilege; and Frank Orzechowski serves as Chief Financial Officer and a director of Privilege.

NOTE 13 - Commitments and Contingencies

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters would not, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change considering the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

On February 24, 2026, the former TA Members submitted an exercise notice with respect to all of their TA Closing Shares. The Company believes the former TA Members are in breach of their obligations under the TA MIPA and has declined to honor the exercise of the Put Option. The parties are in discussions to resolve the dispute; however, the outcome of such discussions is uncertain. The Company believes it has meritorious defenses and intends to vigorously defend against any claims, as well as to assert any counterclaims relating to the TA Members’ alleged breach. The maximum aggregate cash exposure under the Put Option, if ultimately determined adverse to the Company, would be approximately $300,000 (96,774 shares at the $3.10 Base Price), exclusive of any Top-Up Shares that could be issuable. As of May 31, 2026, no adjustment to the fair value of the Put Option has been recorded because the terms of any potential settlement were not known or knowable. Subsequent to May 31, 2026, the former TA Members commenced binding arbitration against the Company with respect to this matter. See Note 16, Subsequent Events.

For additional information regarding the TA Pipeline acquisition, the Put Option, and the TA Milestone Payment, refer to Note 2 (Summary of Significant Accounting Policies), Note 6 (Acquisition of TA Pipeline, LLC), and Note 14 (Stockholders’ Equity).

Option to Purchase NextTrip Privilege Class B Common Stock

On December 2, 2025, the Company was granted an option by NextTrip Group, LLC to acquire up to 12,500,000 shares of Class B common stock of NextTrip Privilege, Inc. at $0.01 per share, or an aggregate exercise price of $125,000, exercisable from June 1, 2026 through December 31, 2027. The Option represents a contingent purchase commitment of the Company of up to $125,000 in aggregate exercise price. As described in Note 12 (Related Party Transactions), no amount has been recognized on the Company’s balance sheet in respect of the Option, the Option is not currently exercisable, and the Company does not consider exercise of the Option to be probable.

JOURNY.tv Licensing and Royalty Payment Obligation

In connection with the JOURNY.tv Asset Acquisition (see Note 5), the Company is obligated to make license fee payments to Ovation LLC totaling $336,801 over the period from April 2025 through October 2027. These payments were initially recorded at their present value of $299,800, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of May 31, 2026, the carrying value of the JOURNY.tv licensing and royalty payment obligation was $124,621, of which $80,062 is classified within current liabilities and $44,559 is classified within non-current liabilities on the Company’s consolidated balance sheet.

GoUSA TV Minimum Royalty Payment Obligation

In connection with the GoUSA TV Asset Purchase (see Note 7), the Company agreed, for the three-year period beginning on the closing date of February 2, 2026, to pay Brand USA a royalty equal to 1% for every $100,000 in destination booking revenue directly attributed to the acquired content, subject to a minimum quarterly payment of $30,000. The total undiscounted minimum royalty payments over the three-year term are $360,000 (12 quarterly payments of $30,000 each). These minimum guaranteed payments were recorded at their present value of $295,000, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted minimum payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of May 31, 2026, the carrying value of the GoUSA TV minimum royalty payment obligation was $306,193, of which $118,636 is classified within current liabilities and $187,557 is classified within non-current liabilities on the Company’s consolidated balance sheet.

Helena Global Investment Opportunities 1 Ltd. Private Placement

Liquidated damages of $3,000 per day are payable to Helena if the Company fails to file or maintain effectiveness of a registration statement covering the resale of common stock issuable upon conversion or exercise of the Series B-related securities. The Company evaluates the probability of such damages pursuant to ASC 450-20 at each reporting period and accrues a liability if and when the loss becomes probable and reasonably estimable. The Mandatory Default Amount of 130% of Stated Value plus accrued dividends becomes payable upon an Event of Default; the Company has not accrued the 30% premium because, at May 31, 2026, management has concluded that an Event of Default is remote. Further, although management determined that the premium constitutes an embedded derivative which requires bifurcation under ASC 815-15, no value was allocated to this feature as it was deemed immaterial.

NOTE 14 - Stockholders’ Equity

Mezzanine Equity

TA Pipeline LLC Acquisition

In connection with the acquisition of TA Pipeline LLC on August 6, 2025, the Company issued 96,774 TA Closing Shares. Although the shares are legally common stock, they are classified as mezzanine (temporary) equity on the consolidated balance sheet due to contingent redemption rights resulting from derivative liability provisions that could require cash or share settlement outside the Company’s control.

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

Helena Global Investment Opportunities 1 Ltd. Private Placement

On May 6, 2026, the Company entered into a Securities Purchase Agreement with Helena Global Investment Opportunities 1 Ltd. (“Helena”) pursuant to which the Company issued 408,421 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), consisting of 368,421 shares issued in exchange for cash proceeds of $1,015,000 and 40,000 “Issuance Fee Shares” issued to the Investor for no additional consideration.

Classification of Series B Convertible Preferred Stock

The Company classifies its Series B Convertible Preferred Stock as mezzanine equity because the redemption obligation, while at a fixed date, is not unconditional from the Company’s perspective. Helena retains the right to convert the Series B Preferred Stock into Common Stock at any time prior to the mandatory redemption date and the right to elect a one-time extension of the mandatory redemption date. As a result, whether redemption occurs (in cash) or is settled through conversion (in shares), and the timing of any such redemption, is outside the Company’s sole control. As such, the Series B Convertible Preferred Stock is presented between liabilities and stockholders’ equity on the balance sheet.

Initial Measurement

Proceeds from the issuance of the Series B Convertible Preferred Stock and detachable Investor Warrant are allocated to the two freestanding instruments using the relative fair value method pursuant to ASC 470-20-25-2. The portion of proceeds allocated to the Investor Warrant is credited to additional paid-in capital. The portion of proceeds allocated to the Series B Convertible Preferred Stock, net of debt issuance costs and original issue discount associated with issuance fee shares issued for no consideration, represents the initial carrying value of the mezzanine preferred.

Subsequent Measurement

The mezzanine carrying value of the Series B Convertible Preferred Stock is accreted to its redemption value over the period from issuance to the mandatory redemption date using the effective interest method. Accretion and stated dividends accrued on the Series B Convertible Preferred Stock are recognized as charges to retained earnings (deemed dividends to the holder) and reduce net income available to common shareholders for purposes of earnings per share calculations pursuant to ASC 260-10-S99. Accreted amounts and dividends are not recognized as interest expense in the income statement.

Common Stock

The Company has 250,000,000 shares of common stock authorized for issuance pursuant to its amended and restated articles of incorporation, as amended (“Charter”). At May 31, 2026 and February 28, 2026, there were 14,396,694 (excluding 96,774 mezzanine shares classified outside of permanent equity) and 13,978,171 shares of common stock, par value $0.001 per share, issued and outstanding, respectively. All shares of common stock have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

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

During the first quarter of 2026, the Company issued 60,000 shares of common stock in connection with various investor relations consulting contracts, 77,500 shares of common stock in connection with strategic marketing and business development contracts, 200,000 shares of common stock as consideration pursuant to third party contractor services, 8,000 shares of common stock to a vendor as settlement for outstanding invoices, 13,801 shares of common stock issued as stock-based compensation to an employee, 4,640 shares issued as commission payments to travel agents, and 54,582 shares issued to investors in private placements.

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

An aggregate of 150,316 (excluding 408,421 mezzanine shares of Series B Preferred classified outside of permanent equity) and 100,316 shares of preferred stock were issued and outstanding at May 31, 2026 and February 28, 2026, respectively, as further discussed below.

Series A Convertible Preferred Stock

On February 9, 2026, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 1,000,000 shares of the Company’s preferred stock as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”).

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

At May 31, 2026, 150,000 shares of the issued Series A Preferred were outstanding, which if converted as of May 31, 2026, would have resulted in the issuance of 150,000 shares of common stock.

Series B Convertible Preferred Stock

On May 6, 2026 the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 450,000 shares of the Company’s preferred stock as Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred”).

The terms and conditions set forth in the Series B Certificate of Designation are summarized below:

Ranking. The Series B Preferred Shares rank pari passu to the Company’s existing preferred shares and prior to the holders of the Company’s Common Stock and any other series of capital stock ranking junior to the Preferred Shares.

Dividends. Holders of Series B Preferred Shares will be entitled to dividends equal to 12% per annum (or 18% per annum upon an Event of Default (as defined in the Series B Certificate of Designation)) which will accrue and be payable in cash upon redemption or added to the Stated Value ($2.755) upon conversion.

Voting. Except as otherwise provided herein or as required by the Nevada Revised Statutes, the Series B Preferred Stock shall have no voting rights. However, without the affirmative vote of the holders of a majority of the then outstanding Series B Preferred Shares, the Company may not (i) alter or change adversely the powers, preferences or rights given to Series B Preferred Shares or alter or amend the Certificate of Designation in any manner that adversely affects any rights of the holders of the Series B Preferred Shares, (ii) issue further Series B Preferred Shares or increase or decrease the number of authorized shares of Series B Preferred Shares, or (iii) enter into any agreement with respect to the foregoing.

Conversion. At the option of the Holder, each outstanding share of Series B Preferred Shares may be converted at an initial conversion price of $2.755 per share (subject to adjustment under certain limited circumstances) (the “Series B Conversion Price”), subject to beneficial ownership limitations.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, holders of Series B Preferred Shares will be entitled to receive in preference to the holders of Common Stock and any class of capital stock junior to the Series B Preferred Shares an amount per share equal to the greater of (i) 115% of the Stated Value plus all accrued and unpaid dividends, or (ii) the amount that such holder would receive if such holder converted all of its shares of Series B Preferred Stock into Common Stock immediately prior to such liquidation, dissolution or winding up, and on parity with all existing preferred shares of the Company.

Redemption. The Company has the right to redeem all or any portion of the Series B Preferred Shares at a price per share equal to the Stated Value plus all accrued and unpaid dividends (the “Redemption Price”). On August 30, 2026, the Company is obligated to redeem all outstanding Series B Preferred Shares at the Redemption Price. The Holder may elect to extend the redemption period to December 31, 2026 by providing written notice at least five (5) Trading Days prior to August 30, 2026. Upon the occurrence of an Event of Default, the Company shall mandatorily redeem all outstanding Series B Preferred Shares at the Mandatory Default Amount, which equals 130% of the Stated Value plus all accrued and unpaid dividends calculated at the default rate plus any other amounts then due.

Events of Default under the Series B Certificate of Designation include, among others: (a) failure to pay the Mandatory Default Amount with 5 business days of when due; (b) breach of representations, warranties or covenants; (c) bankruptcy or insolvency proceedings; (d) delisting or suspension from the Principal Market or receipt of deficiency notices from Nasdaq or failing to meet Nasdaq listing standards; (e) entry of unsatisfied judgments in excess of $100,000; (f) material adverse change; (g) a Change of Control; (h) failure to deliver Conversion Shares; (i) failure to timely file periodic reports with the SEC; (j) loss of DTC eligibility; and (k) certain other events specified in the Certificate of Designation.

On May 6, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Helena Global Investment Opportunities 1 Ltd. (the “Purchaser”), pursuant to which the Company issued and sold (a) an aggregate of 368,421 restricted shares of newly designated Series B Convertible Preferred Stock, par value $0.001, of the Company (the “Series B Preferred Shares”) plus 40,000 additional Series B Preferred Shares as an issuance fee; and (b) a five-year warrant (the “Warrant”) to purchase 100,000 shares of the Common Stock, par value $0.001 per share, of the Company (“Common Stock”) (the “Series B Offering”) at a purchase price of $2.7550 per share representing the Nasdaq Minimum Price plus $0.125 as of the date of the Purchase Agreement. The Warrant has an exercise price of $2.7550 per share. If a registration statement is not effective at the time of exercise, the holder may exercise the Warrant using a cashless exercise feature. If there is an Event of Default as defined in the Series B Certificate of Designation, the Warrant may be exercised without payment of cash.

The obligations of the Company under the transaction documents are secured by a pledge of 1,365,314 shares of Common Stock (the “Pledged Shares”) owned by the Company’s Chief Executive Officer, William Kerby, pursuant to a Guarantee and Pledge Agreement (the “Pledge Agreement”). The Pledge Agreement provides a limited recourse guarantee, with recourse solely to the Pleated Shares and not to any other assets of Mr. Kerby.

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

Also, in connection with any “at the market” offerings conducted by the Company during the 180-day period following the Closing Date, the Purchaser has the right to require the Company to apply an amount equal to 25% of the net proceeds to redeem the Series B Preferred Shares at the Redemption Price.

At May 31, 2026, 408,421 shares of the issued Series B Preferred were outstanding and classified as mezzanine shares outside of permanent equity, which if converted as of May 31, 2026, would have resulted in the issuance of 411,689 shares of common stock.

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

At May 31, 2026, 316 shares of Series E Preferred were outstanding, which if converted as of May 31, 2026, including the make-whole dividends, would have resulted in the issuance of 3,623 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan, and as of May 31, 2026, 5,466,374 shares are available for future issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of May 31, 2026.

On March 26, 2025, under the terms of the 2013 Equity Incentive Plan, all outstanding options terminated upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

During the three months ended May 31, 2026 and 2025, the Company granted and issued stock options to purchase an aggregate of 200,000 and 556,250 shares of common stock, respectively, under the 2023 Plan.

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

Total stock-based compensation expense included in the statements of operations for the three months ended May 31, 2026 and 2025 was $(13,660) related to a common share issuance and $138,325 related to stock options, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended May 31, 2026 and May 31, 2025.

	2026	2025
Dividend yield	0%	0%
Risk-free interest rate	3.89%	3.83%-4.06%
Expected volatility	136.86%	122.5%-139.7%
Expected life (in years)	3.0	3.0-5.0

Option activity for the three months ended May 31, 2026 and the year ended February 28, 2026 was as follows:

	Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	914,825	4.39	2.28
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding at February 28, 2026	914,825	4.39	2.28	-
Granted	200,000	2.64	2.94	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
Options outstanding May 31, 2026	1,114,825	4.08	2.19	-
Options expected to vest in the future as of May 31, 2026	175,000	2.64	2.93	-
Options exercisable at May 31, 2026	939,825	4.35	2.05	-
Options vested, exercisable, and options expected to vest at May 31, 2026	1,114,825	4.08	2.19	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2026, no options had an exercise price below the $2.18 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2026, there was $358,973 unrecognized stock-based compensation expense related to unvested stock options.

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

The Company did not grant any SARs during the three months ended May 31, 2026 or May 31, 2025.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the three months ended May 31, 2026 and the year ended February 28, 2026 was as follows:

	SARs	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)	Aggregate Intrinsic Value ($)

SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(3,907)	52.60	-	-
SARs outstanding at February 28, 2026	36,316	43.96	1.17	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	-	-	-	-
SARs outstanding May 31, 2026	36,316	43.96	0.91	-
SARs expected to vest in the future as of May 31, 2026	-	-	-	-
SARs exercisable at May 31, 2026	36,316	43.96	0.91	-
SARs vested, exercisable, and SARs expected to vest at May 31, 2026	36,316	43.96	0.91	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At May 31, 2026, no SARs had an exercise price below the $2.18 closing price of our common stock as reported on The Nasdaq Capital Market.

At May 31, 2026, there was no unrecognized stock-based compensation expense related to unvested SARs.

Warrants

The fair value of warrants issued during the three months ended May 31, 2026 was estimated using the Black-Scholes model with the following assumptions.

Assumptions:

	2026	2025
Dividend yield	0%	0%
Risk-free interest rate	3.54%-3.83%	3.9%-4.1%
Expected volatility	117.3%-119.4%	156.4%-160.5%
Expected life (in years)	1.5-2.5	3.32-5.0

Warrant activity for the three months ended May 31, 2026 and the year ended February 28, 2026 was as follows:

	Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Yrs.)
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	1,998,104	3.34	3.96
Exercised	(237,429)	3.02	-
Forfeited or cancelled	(17,979)	128.32	-
Warrants outstanding at February 28, 2026	4,758,581	4.15	3.48
Granted	198,430	2.84	4.31
Exercised	-	-	-
Forfeited or cancelled	-	-	-
Warrants outstanding at May 31, 2026	4,957,011	4.10	3.27

NOTE 15 – Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we report our financial performance based on our new segments: “Travel” and “Media”. Our Travel segment provides travelers with a full range of travel services through its NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, (including GoUSA TV) a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides and inspiration for travelers. We leverage our media brands—TravelMagazine.com and JOURNY.tv—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. Additional information regarding our operating segments can be found in the overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Prior periods disclosed below have been recast to conform to these newly identified segments.

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

The following tables present our segment information for the three months ended May 31, 2026. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation and amortization is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision maker.

All of our revenues are attributed to customers located in the United States; therefore, no revenues are reported from foreign geographic areas.

	Three Months Ended May 31, 2026
	Media	Travel	Corporate	Total
Revenue	$40,952	$1,410,783	$-	$1,451,735
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(1,243,636)	-	(1,243,636)
Gross profit (loss)	40,952	167,147	-	208,099

Operating Expenses:
Salaries and benefits	212,405	205,879	489,117	907,401
Stock based compensation	-	-	(13,660)	(13,660)
General and administrative	1,751	10,761	22,114	34,626
Sales and marketing	102,687	32,161	-	134,848
Professional service fees	250,290	32,805	1,003,276	1,286,371
Technology	99,804	80,895	74,029	254,728
Organization costs	-	-	50,104	50,104
Depreciation and amortization	-	-	336,669	336,669
Provision for credit losses	-	-	65,561	65,561
Other expenses	30	19,592	45,582	65,204
Total Operating Expenses	666,967	382,093	2,072,792	3,121,852
Operating Loss	$(626,015)	$(214,946)	$(2,072,792)	$(2,913,753)

Other Income (Expense)
Other Income (Expense)				(133)
Gain (Loss) on extinguishment of liability				-
Gain on derivative liability				40,000
Interest income (expense), net				(251,583)
Total Other Income (Expense)				(211,716)
Net loss before provision for income taxes				(3,125,469)
Provision for income taxes				-
Net income loss before share of net income (loss) in equity method investee				(3,125,469)
Share of net income (loss) of equity method investee				-
Net loss				(3,125,469)
Preferred dividends				(19,691)
Net Loss Applicable to Common Stockholders				$(3,145,160)

	Three Months Ended May 31, 2025
	Media	Travel	Corporate	Total
Revenue	$-	$138,827	$-	$138,827
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(99,921)	-	(99,921)
Gross profit (loss)	-	38,906	-	38,906

Operating Expenses:
Salaries and benefits	36,504	303,256	357,154	696,914
Stock based compensation	-	-	138,325	138,325
General and administrative	659	7,145	22,784	30,588
Sales and marketing	4,950	22,585	62,500	90,035
Professional service fees	20,000	3,278	1,126,198	1,149,476
Technology	129,956	100,635	91,224	321,815
Organization costs	-	-	1,999,670	1,999,670
Depreciation and amortization	-	-	206,650	206,650
Other expenses	-	835	44,335	45,170
Total Operating Expenses	192,069	437,734	4,048,840	4,678,643
Operating Loss	$(192,069)	$(398,828)	$(4,048,840)	$(4,639,737)

Other Income (Expense)
Other Income (Expense)				540,245
Gain (Loss) on extinguishment of liability				(70,100)
Gain on derivative liability				-
Interest income (expense), net				(276,333)
Total Other Income (Expense)				193,812
Net loss before provision for income taxes				(4,445,925)
Provision for income taxes				-
Net loss before share of net income (loss) in equity method investee				(4,445,925)
Share of net income (loss) of equity method investee				(11,307)
Net loss				(4,457,232)
Preferred dividends				(64,463)
Net Income (Loss) Applicable to Common Stockholders				$(4,521,695)

There were no intersegment revenues during the three months ended May 31, 2026 or May 31, 2025; all revenues presented are from external customers. The significant expense categories presented above for each reportable segment reconcile in full to each segment’s measure of Operating Income (Loss); accordingly, there were no other segment items (as described in ASC 280-10-50-26A) for the three months ended May 31, 2026 or May 31, 2025. The “Other expenses” line presented within each segment comprises insurance, bank and payment-processing fees, and other individually immaterial operating costs.

NOTE 16 - Subsequent Events

The Company’s management has evaluated subsequent events after the balance sheet dated as of May 31, 2026 through July 15, 2026, the date of this report.

Yada Commerce Inc. Acquisition

Stock Purchase Agreement

On June 10, 2026 (the “Effective Date”), NextTrip, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Yada Commerce Inc (“Yada”) and High Class Holdings LLC and Carbon Capital Corp, the shareholders of Yada (collectively, the “Founding Shareholders”) pursuant to which, subject to the terms and conditions set forth in the Purchase Agreement, the Company purchased from the Founding Shareholders 51% of the outstanding shares of Yada (the “Yada Shares”).

The aggregate consideration under the Purchase Agreement is 50,000 restricted shares of the Company (the “Company Shares”). The Company granted to the Founding Shareholders piggyback registration rights subject to cut backs required under Rule 415 and at the request of investors, placement agents and underwriters. The Purchase Agreement contains customary representations and indemnification provisions. The Purchase Agreement also contains provisions regarding the post-closing governance of Yada including a provision requiring the parties to vote their shares of Yada to elect a five member board of directors, two of whom will be designated by the Founding Shareholders, two of whom will be designated by the Company, with the fifth member to be appointed by the board of directors. The Purchase Agreement also provides for a first right of refusal in favor of the Company regarding any future sale by the Founding Shareholders of their shares in Yada.

Cooperation and Earnout Agreement.

Concurrently with the entering into of the Purchase Agreement, the Company entered into a Cooperation and Earnout Agreement (the “Earnout Agreement”) with Yada regarding the post-closing operations of Yada, the role of the Company, and the compensation arrangement for the Founding Shareholders. The Earnout Agreement has a three-year term from the Effective Date (the “Term”). Under the Earnout Agreement, the Parties acknowledge that, notwithstanding the Company’s controlling interest in Yada, the Founding Shareholders will retain full operational control over Yada’s day-to-day business affairs, subject to the oversight of Yada’s board of directors, and the rights, duties and obligations of Yada’s officers, directors and shareholders under Yada’s organizational documents and applicable law. The Earnout Agreement grants to the Company certain roles including serving as Yada’s exclusive preferred travel provider, the first right of refusal to match any bona fide third-party proposal with respect to travel service offered through Yada channels, the processing by the Company of travel bookings generated through Yada channels, the exclusive right to offer travel gift cards through Yada channels, and the exclusive booking rights for music artist promotional events. The Earnout Agreement also sets forth the sharing of Net Profits between the Company and the Founding Shareholders from activities enumerated in the Earnout Agreement. The Earnout Agreement further provides as inducement compensation for the Founding Shareholders the establishment of an earnout pool consisting of an aggregate of 225,000 restricted shares of the Company’s common stock and warrants to purchase up to 225,000 common shares with a three-year term at an exercise price of $2.75 to be awarded over the Term pursuant to the terms of the Earnout Agreement on the basis of one share of Company common stock and one warrant for each $2.75 of the Company’s share of the aggregate net profits generated from the activities described in the Earnout Agreement.

Related Party Promissory Note

The Donald P. Monaco Insurance Trust (the “Trust”) promissory note has been amended to increase the principal amount and extend the maturity date, as follows: On June 3, 2026 the Company and the Trust (the “Parties”) entered into the Sixth Amendment extending the maturity date to June 30, 2026; on June 8, 2026 the Parties entered into the Seventh Amendment increasing the principal balance to $700,000, and on June 30, 2026 the Parties entered into the Eighth Amendment increasing the principal balance to $950,000 and extending the maturity date to July 15, 2026, as described in Note 12. Other terms of the Monaco Trust Note remained unchanged under each amendment. As of the date of this Quarterly Report, $950,000 of principal remained outstanding under the Monaco Trust Note. The 7.5% interest rate, which is lower than the 12% rate borne by the MIP Line of Credit, reflects the short-term, on-demand nature of the Monaco Trust Note. The Monaco Trust Note, including each amendment, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

Related Party Line of Credit

On July 13, 2026, the Company and Monaco Investment Partners II, executed an amendment to the Company’s line of credit extending the maturity date from May 31, 2027 to May 31, 2028, as described in Note 12.

Related Party Equity Investment

On June 18, 2026, David Jiang, a director, purchased 18,200 shares of common stock in a private placement at $2.75 per share resulting in gross proceeds of $50,050. Pursuant to the Securities Purchase Agreement, we issued a warrant to Mr. Jiang to purchase up to 18,200 shares of common stock at an exercise price of $2.75. The warrant expires on June 18, 2029.

Short Term Promissory Notes

On June 9, 2026, we sold a short-term promissory note to a private investor for $100,000. In connection with the note, we issued the investor a three-year warrant to purchase up to 25,000 shares of common stock at an exercise price of $2.75 per share. The maturity date of the note is August 8, 2026, and may be prepaid at any time without penalty.

On July 1, 2026, the Company entered into a short-term loan agreement with OnDeck for a principal amount of $275,000. The loan is repayable in eighteen monthly installments of $20,533 for a total repayment amount of $369,600. The origination fee was $6,875 and the total interest expense is $94,600 for a total loan cost of $101,475.

Warrant Exercise

On June 16, 2026, a private investor exercised a warrant to purchase 8,278 shares of common stock at $3.02 per share, resulting in gross proceeds of $25,000.

TA Pipeline Arbitration

As described in Note 13 - Commitments and Contingencies, as of May 31, 2026, the Company and the former TA Members were engaged in discussions to resolve the dispute concerning the Put Option. The parties most recent communication occurred on June 17, 2026, and did not result in a resolution. On July 14, 2026, subsequent to the end of the period covered by this report, the Company received a Demand for Arbitration filed with the American Arbitration Association (the “AAA”) under its Commercial Arbitration Rules by Luis Barberi, Mitch Toren, and Ashish Tembe, the former TA Members (collectively, the “Claimants”), naming the Company as respondent.

In the accompanying Statement of Claim, the Claimants assert a single count for breach of contract, alleging that the Company failed to honor its obligation under Section 7.5(a)(i) of the TA MIPA to repurchase all 96,774 TA Closing Shares at the Base Price of $3.10 per share following the Claimants' exercise notice delivered on February 24, 2026. The Claimants seek damages of not less than $299,999.40 (96,774 shares at the $3.10 Base Price), together with attorneys' fees, pre-judgment and post-judgment interest, and arbitration costs. The arbitration is to be conducted in Las Vegas, Nevada, and the Claimants have requested that the matter be placed on an expedited track.

The Company believes the former TA Members are in breach of their obligations under the TA MIPA, believes it has meritorious defenses, and intends to vigorously defend against the claims and to assert any available counterclaims relating to the TA Members' alleged breach. The arbitration remains in its earliest stage, and the Company is unable at this time to predict its outcome or to reasonably estimate the amount or range of any possible loss. The maximum aggregate cash exposure under the Put Option, if ultimately determined adverse to the Company, would be approximately $300,000 (96,774 shares at the $3.10 Base Price), exclusive of any interest, attorneys' fees, costs, and any Top-Up Shares that could be issuable. The 96,774 TA Closing Shares continue to be classified as mezzanine equity at their carrying value of $387,000. No liability has been recorded with respect to the Put Option or the arbitration, and no adjustment to the carrying value of the TA Closing Shares has been made, because the Company has concluded that a loss is not probable and reasonably estimable as of the date of this report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended May 31, 2026 (this “Quarterly Report”) contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2026 and elsewhere in this Quarterly Report.

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

Our principal executive offices are located at 1560 Sawgrass Corporate Parkway, Suite 400, Sunrise Florida 33323, and our telephone number is (954) 526-9688. Our website address is www.nexttrip.com. The Company’s annual reports, quarterly reports, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to the Company, are available, free of charge, on our website. The Company’s website and the information contained therein, or connected thereto, are not and are not intended to be incorporated into this Quarterly Report.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transaction price, allocating transaction price to the performance obligation and recognizing revenue when the performance obligation is satisfied.

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

In response to acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. This change was driven primarily by acquisitions completed during fiscal year 2026, including FSA and TA Pipeline, which expanded our travel-related operations, and JOURNY.tv, which expanded our media operations. As a result of these changes, we updated our internal reporting structure and, beginning in the third quarter of fiscal year 2026, we began reporting our financial performance based on two reportable segments: Travel and Media.

Our Travel segment provides travelers with a full range of travel services through our NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY.tv, (our owned global travel media network, into which we are integrating the GoUSA TV content library and distribution assets acquired from Brand USA in February 2026), our joint venture with KC Global Media for international expansion across India, Southeast Asia, Africa, and Australia/New Zealand, and Travel Magazine, our editorial travel content platform. We expect combined JOURNY.tv and GoUSA TV assets to support media distribution reaching approximately 250 million viewers globally in 2026 across FAST, OTT, connected TV, mobile, and digital platforms.

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

We market our travel services through several core brands, including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury hotel and cruise bookings), and TA Pipeline (groups travel). Our specialty platforms include PayDlay (a deferred payment booking option), the Groups Platform (for destination weddings, conferences, and conventions), and the Travel Agent Platform. Our Media segment properties—JOURNY.tv, GoUSA TV content and platforms, the KCGM Joint Venture across Southeast Asia, and Travel Magazine—provide destination content designed to drive high-intention traffic into our Travel segment booking platforms and generate independent advertising revenue. Through our recent acquisition of YADA Commerce, Inc., we gained a strategic creator-commerce platform capable of driving audience acquisition, creator engagement, entertainment experiences, and travel transactions across the broader NextTrip ecosystem.

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

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of filing of this Quarterly Report and the report of our registered independent public accounting firm filed with our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 contains a going concern qualification.

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

Recent Developments

Acquisition of a Controlling Interest in YADA

On June 10, 2026, the Company entered into a Stock Purchase Agreement with YADA Commerce Inc. (“YADA”) pursuant to which the Company acquired a controlling interest in YADA, a fully licensed TikTok Partner Agency and creator-commerce platform focused on influencer engagement, audience development, digital commerce, and music artist promotional events.

Highlights of the Transaction:

●	Adds a Fully Licensed TikTok Partner Agency providing access to creator recruitment, audience development, affiliate commerce, livestream commerce, and creator monetization capabilities.
●	Expands NextTrip’s Audience Acquisition Engine through access to thousands of creators and billions of aggregate followers across social media platforms.
●	Launches NextTrip’s Destination Entertainment & Creator Commerce with 4 destination music events already committed featuring exclusive artist partnerships, fan experiences, concert travel programs, and creator-led commerce initiatives.
●	Creates New Revenue Opportunities for our media platform to drive additional advertising, sponsorships, travel bookings, experiential travel, memberships, gift cards, loyalty programs, and creator commerce.

Through YADA, the Company gains a strategic creator-commerce platform capable of driving audience acquisition, creator engagement, entertainment experiences, and travel transactions across the broader NextTrip ecosystem. NextTrip believes the acquisition represents significantly more than a traditional social media marketing initiative and includes access to pre-booked group travel programs involving several artists for exclusive concert experiences for super fans in unique destinations and premium resort venues.

Under the agreement, NextTrip will serve as the travel fulfillment partner for YADA’s music artist promotional events and related fan experiences. The Company expects to leverage its group travel capabilities through TA Pipeline, luxury travel offerings through Five Star Alliance, concierge travel services, and proprietary travel inventory available through the NXT2.0 platform to support future event-related travel programs.

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

On February 24, 2026, the former TA Members delivered a notice exercising the Put Option and demanding that the Company repurchase all 96,774 shares in cash at the $3.10 per share Base Price. The Company declined to honor the exercise, believing the former TA Members are in breach of their obligations under the TA MIPA. Following unsuccessful discussions between the parties, the Company was notified on July 14, 2026 that the former TA Members had filed a Demand for Arbitration with the American Arbitration Association in Las Vegas, Nevada, asserting a claim for breach of contract and seeking damages of not less than $299,999.40, together with attorneys' fees, pre-judgment and post-judgment interest, and arbitration costs. See Part II, Item 1, “Legal Proceedings.”

The Company believes it has meritorious defenses and intends to defend the matter vigorously and to pursue available counterclaims. The Company cannot predict the outcome of the arbitration or reasonably estimate the amount or range of any possible loss at this time. If the matter is ultimately resolved against the Company, the Company could be required to pay up to approximately $300,000 in cash (exclusive of interest, fees, and costs), or to issue additional shares of common stock, which could adversely affect the Company's cash position and liquidity. The 96,774 shares remain classified as mezzanine equity, at a carrying value of $387,000, on the Company's condensed consolidated balance sheet.

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

Facilities

Our principal executive office is located at 1560 Sawgrass Corporate Parkway, Suite 400, Sunrise Florida 33323. The lease is on a month-to-month basis, and can be terminated by either party at any time.

Results of Operations

Three Months Ended May 31, 2026 Compared to the Three Months Ended May 31, 2025

	Three Months Ended May 31,
Revenue by segment	2026	2025	% Change
Media	$40,952	$-	-
Travel	1,410,783	138,827	916%
Total Revenue	$1,451,735	$138,827	946%

The increase in revenue of $1,312,908, or 946% for the three months ended May 31, 2026 vs. May 31, 2025 was primarily due to group travel-related revenues and cruise bookings. In addition, our Media segment generated revenue from direct advertising sales and programmatic revenues.

Our cost of revenue for the three months ended May 31, 2026 was $1,243,636, as compared to $99,921 for the same period in 2025, an increase of $1,143,715, or 1,145%. The increase was primarily attributable to the increase in sales from fiscal year 2026 as compared to fiscal year 2025.

Our gross margin for the three months ended May 31, 2026 was 14%, as compared to 28% for the same period in 2025. The decline in gross margin was primarily driven by a shift in the type of revenue we received, as revenue from higher-margin agent (commission) travel bookings and direct advertising sales declined relative to merchant-of-record travel bookings.

Our total operating expenses for the three months ended May 31, 2026 were $3,121,852, as compared to $4,678,643 for the same period in 2025, a decrease of $1,556,791, or 33%. The decrease was primarily attributable to stock options granted to former directors and other non-cash professional services expenses incurred during the first quarter of fiscal year 2026, as further discussed below. Total non-cash expenses, primarily consisting of stock-based compensation, stock options granted to former directors, common shares issued to third parties for services, and depreciation and amortization totaled $889,388, or 28% of our operating expenses for the three months ended May 31, 2026, and $2,980,746, or 64% of our operating expenses for the same period in 2025.

Salary and benefits costs were $907,401 for the three months ended May 31, 2026, as compared to $696,914 for the same period in 2025, an increase of $210,487, or 30%. The increase was comprised of: (a) an increase in salaries of $151,043 due to the addition of seven new employees; (b) an increase in payroll taxes and benefits of $60,752; and (c) an increase due to the revaluation of the SAR liability of $7,453; partially offset by a decrease in bonus expense of $6,190, and a decrease in commission expense of $2,574.

Stock-based compensation was ($13,660) for the three months ended May 31, 2026, as compared to $138,325 for the same period in 2025. This decrease of $151,985, or 110%, was primarily due to options issued in the first quarter of fiscal year 2026, that did not recur in the first quarter of fiscal year 2027 and a true up of stock-based compensation to reflect the employee portion of payroll taxes.

We incurred general and administrative costs of $34,626 during the three months ended May 31, 2026, as compared to $30,588 in the same period in 2025, an increase of $4,038, or 13%. The increase was primarily the result of (a) $7,556 in license and filing fees primarily related to the renewal of travel licenses; (b) an increase of $5,586 for computers issued to new employees; (c) an increase in telephone expenses of $1,996; (d) an increase in payroll service fees of $1,889; partially offset by a decrease in travel expenses of $11,486 and a decrease in rent expenses of $1,503.

We incurred marketing costs of $134,848 during the three months ended May 31, 2026, as compared to $90,035 during the same period in 2025. The increase of $44,813, or 50%, was for (a) an increase in contracted services for marketing of $27,468; (b) increased Travel Magazine expenses of $66,950 aimed at driving traffic and generating business across all of our brands; and (c) an increase in social media expenses of $17,885 including a social media influencer agency. Partially offsetting the increase was a decrease of $62,500 in fees previously incurred from a former media advertising firm, and a decrease in advertising and promotional services of $5,050.

Professional service fees incurred in the three months ended May 31, 2026 were $1,286,371, as compared to $1,149,476 incurred during the same period in 2025, an increase of $136,895, or 12%. This increase was a result of: (a) an increase in consulting fees of $366,206 due to contracts for services related to business development, including our media segment; (b) an increase in legal fees of $45,435 due to services related to various regulatory filings and acquisitions; and (c) an increase in contract labor of $33,165 related to travel and other operations; partially offset by a decrease in investor relations expenses of $229,093 due to service contracts issued to investor relations firms in the previous year; a decrease in lending fees of $45,000 related to bridge loan financings during the first quarter of fiscal 2026; and a decrease in accounting expenses of $33,816 due to the FSA audit in the previous year. Of the total professional service fees of $1,286,371 for the three months ended May 31, 2026, $552,952, or 43%, was incurred as non-cash expenses, as compared to $632,413, or 55% for the three months ended May 31, 2025.

We incurred technology costs of $254,728 during the three months ended May 31, 2026, as compared to $321,815 during the same period in 2025. The decrease of $67,087, or 21%, was primarily attributable to: (a) a decrease in expenses in connection with JOURNY.tv of $85,582 primarily due to the previous contract with Dooya to get the channel in service; (b) a decrease in cloud database expenses of $9,270 primarily related to updating legacy code to optimize compatibility with our hosting infrastructure; and (c) a decrease in software and website expenses of $4,590 for hotel connections into the NextTrip database; partially offset by (a) an increase in dues and subscriptions of $21,277 due to the implementation of our new CRM and business management platform together with incremental seat licenses for newly onboarded employees; and (b) an increase in information technology expenses of $11,078 primarily due to onboarding additional employees, use of outsourced IT services, and managing software subscriptions.

Organizational costs for the three months ended May 31, 2026, were $50,104, as compared to $1,999,670 for the same period in 2025, a decrease of $1,949,566, or 98%. The decrease is primarily attributed to stock options granted to former directors in the previous year.

Depreciation and amortization expense for the three months ended May 31, 2026 was $336,669, as compared to $206,650 for the same period in 2025, an increase of $130,019, or 63%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, JOURNY.tv, and the Journy TV, FSA, TA Pipeline, and GoUSA acquisitions in the previous year.

Provision for credit loss expense for the three months ended May 31, 2026 was $65,561, as compared to $0 for the same period in 2025. The increase was in connection with expenses for NextTrip Privilege, Inc. and the Regulation A offering, and reflects an increase in the credit loss reserve due to the uncertainty of collectability of the receivable from NextTrip Privilege, Inc.

Other operating expenses were $65,204 for the three months ended May 31, 2026, as compared to $45,170 for the same period in 2025. The $20,034 increase, or 44%, was primarily due to increased merchant processing fees related to group travel.

During the three months ended May 31, 2026, we realized net other expense of $211,716, as compared to net other income of $193,812 in the same period in 2025. The increase in net other expense of $405,528 was primarily due to $540,245 received from NextTrip Group, LLC in the first quarter of fiscal year 2026 related to the NextPlay Technologies settlement, partially offset by a decrease in interest expense, a decrease in loss on extinguishment of liability, and a gain on the revaluation of the derivative liability in the first quarter of fiscal year 2027.

Preferred dividends for the three months ended May 31, 2026 were $19,691, as compared to $64,463, for the same period in 2025, a decrease of $44,772, or 69%. The decrease was due to dividends paid to the holders of shares of Series L and Series M Preferred stock in the first quarter of fiscal year 2026, which shares were converted to common shares in November 2025.

	Three Months Ended May 31,
Operating loss by segment	2026	2025	% Change
Media	$(626,015)	$(192,069)	(226)%
Travel	(214,946)	(398,828)	46%
Total segment operating loss	(840,961)	(590,897)	(42)%
Corporate	(2,072,792)	(4,048,840)	49%
Total Operating loss	$(2,913,753)	$(4,639,737)	37%

The decrease of $1,725,984, or 37% in operating loss in the first quarter of fiscal year 2027 as compared to fiscal year 2026 was primarily due to a decrease in corporate expenses of $1,901,048 as a result of stock based compensation issued to board members in the first quarter of fiscal year 2026. The increase in the operating loss of the Media segment of $358,946 is due to the start-up of operations and is primarily made up of contracted services in connection with our FAST channel. The decrease in operating loss for the Travel segment of $183,882 is due to the increased revenues from the Five Star Alliance and TA Pipeline acquisitions.

The decrease of $11,307 in the net loss on the share of net earnings from the equity method investment was due to losses incurred in FSA from March 1, 2025 through April 9, 2025 when the full acquisition was finalized.

Our net loss applicable to common stockholders for the three months ended May 31, 2026, was $3,145,160, as compared to $4,521,695 for the same period in 2025, a decrease of $1,376,535, or 30%. The decrease was primarily attributable to a decrease in operating loss of $1,725,984, a decrease in preferred dividends of $44,772, and decrease in the loss on the 49% share of net earnings for the equity method investee of $11,307; partially offset by an increase in Other Expense of $405,528 due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable that resulted in other income in the previous year.

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

As of May 31, 2026, we had cash of $803,490 and a working capital deficit of $1,599,429, as compared to cash of $1,696,090 and a working capital deficit of $761,004 as of February 28, 2026. The increase in our working capital deficit was primarily attributable to growth in accrued interest, accrued professional fees, and current maturities of short-term promissory notes, partially offset by the increase in cash from financing activities. As of May 31, 2026, the aggregate outstanding balance on our short-term promissory notes, including accrued interest, totaled $1,180,171, and the balance on our related-party line of credit totaled $3,029,589 including accrued interest. Additionally, the Series B Convertible Preferred shares are redeemable on August 30, 2026, in the amount of $1,164,447 including accrued interest, unless such redemption is extended to December 31, 2026 at the option of the investor.

Going Concern — Substantial Doubt and Management’s Plans

Conditions giving rise to substantial doubt. In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. As of May 31, 2026, we have incurred recurring net losses, have negative cash flows from operations, have an accumulated deficit, have a working capital deficit, and have generated limited revenue since inception. For the three months ended May 31, 2026, we incurred a net loss of $3,125,469 (before preferred dividends) and used $2,343,339 of cash in operating activities. Based on our current operating plan, we estimate that we will require a minimum of $5.5 million of cash to fund existing operations for the twelve months following the issuance date of these financial statements, which exceeds our cash balance of $803,490 as of May 31, 2026. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s plans. To address the conditions described above, management’s plans include the following: (i) continuing to raise capital through public and private placements of equity and equity-linked securities, including our offerings of common stock, Convertible Preferred Stock, (and including other subsequent-event issuances that have generated aggregate gross proceeds of approximately $743,000 through the date of this Quarterly Report); (ii) drawing on related-party financing arrangements as available (under which $950,000 of principal was outstanding as of the date of this Quarterly Report, with respect to the short-term promissory note issued to The Donald P. Monaco Insurance Trust on March 25, 2026, as amended) and seeking new debt financing on commercially reasonable terms; (iii) integrating recently acquired businesses (TA Pipeline LLC, FSA, JOURNY.tv, and GoUSA) to accelerate revenue generation and expand our distribution channels; (iv) managing discretionary operating expenditures, including selectively deferring non-essential technology and marketing spend; and (v) pursuing strategic partnerships intended to monetize our travel and content assets. Management is in active discussions with prospective investors and lenders, but no commitments have been received as of the issuance date of these financial statements.

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

Sources of Liquidity

Our principal sources of liquidity during the three months ended May 31, 2026 consisted of: (i) net proceeds from private placements of common stock, preferred stock, and warrants; and (ii) issuances of short-term promissory notes (including original-issue-discount notes). During the quarter, we received aggregate gross proceeds of $1,315,100 from private placements of equity and equity-linked securities, $157,000 from the sale of short-term promissory notes, and $600,000 in the form of a promissory note from the Donald P. Monaco Insurance Trust, a related party. We do not currently have any committed external sources of capital, other than the MIP Line of Credit, which is fully drawn.

Amounts noted reflect gross proceeds received by the Company which were reduced by original issue discounts, placement agent fees, and other offering expenses, as applicable. The March 25, 2026 transaction with Donald Monaco and the April 15, 2026 transaction with KC Global Media Asia, LLC are related-party transactions. Mr. Monaco is a director and Andy Kaplan, a director, is the co-trustee of the Kaplan-Wright Family Trust, which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KC Global Media Asia, LLC; Mr. Kaplan also serves as chairman of KC Global Media Asia, LLC. These transactions were entered into on substantially the same terms as the contemporaneous transactions with unaffiliated investors.

March 24, 2026 — 1800 Diagonal Lending Note

On March 24, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $180,550. The note includes an original issue discount of $23,550 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $102,011 due on September 30, 2026 and four equal subsequent installments of $25,503 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC.

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

The Monaco Trust Note has been amended to increase the principal amount and extend the maturity date, as follows: (i) on April 6, 2026, the Company and the Trust entered into a First Amendment increasing the principal balance to $155,000 and extending the maturity date to April 13, 2026; (ii) on April 9, 2026, the Company and the Trust entered into a Second Amendment increasing the principal balance to $290,000 and extending the maturity date to April 30, 2026; (iii) on April 27, 2026, the Company and the Trust entered into a Third Amendment increasing the principal balance to $400,000 and extending the maturity date to May 31, 2026; (iv) on April 30, 2026 the Company and the Trust entered into a Fourth Amendment increasing the principal balance to $510,000; (v) on May 12, 2026, the Company repaid $110,000 of principal under the Monaco Trust Note; and on May 29, 2026 the Company and the Trust entered into a Fifth Amendment increasing the principal balance to $600,000. Other terms of the Monaco Trust Note remained unchanged under each amendment. As of May 31, 2026, $600,000 of principal remained outstanding under the Monaco Trust Note. The 7.5% interest rate, which is lower than the 12% rate borne by the MIP Line of Credit, reflects the short-term, on-demand nature of the Monaco Trust Note. The Monaco Trust Note, including each amendment, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

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

May 26, 2026 — 1800 Diagonal Lending Note

On May 26, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $172,500. The note includes an original issue discount of $22,500 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $97,462 due on November 30, 2026 and four equal subsequent installments of $24,366 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC.

Chief Executive Officer Compensation Deferral (related party)

William Kerby, our Chief Executive Officer, has agreed at his election to defer $100,000 of his annual salary, together with payments related to personal financial guarantees and his car allowance. As of May 31, 2026, the aggregate compensation deferred by Mr. Kerby totaled $308,334. The deferred amounts accrue interest at a rate of 7.5% per annum. The Company’s ability to retain these deferred amounts as a source of working capital is contingent on Mr. Kerby’s continued election to defer payment.

Material Cash Requirements

Our material cash requirements as of May 31, 2026 consist principally of short-term promissory notes, accrued interest, and the outstanding balance on the MIP Line of Credit. Short-term promissory notes outstanding at May 31, 2026 had an aggregate repayment amount due of approximately $1,180,171 and a carrying value, net of unamortized discount, of $946,817, with maturities through March 31, 2027, including the September 26, 2025, October 24, 2025, March 24, 2026 and May 26, 2026 1800 Diagonal Lending notes (which amortize in installments), the Donald P. Monaco Insurance Trust note, as amended, which matures on July 15, 2026 and the October 17, 2025 notes issued to two private investors (maturing November 17, 2026, as amended). The MIP Line of Credit has an outstanding principal balance of $3,000,000, with all principal and accrued interest due at the May 31, 2028 maturity date, as amended. Interest accrues at 12% per annum and is payable monthly. Additionally, the Series B Convertible Preferred shares are redeemable on August 30, 2026, in the amount of $1,164,447 unless such redemption is extended to December 31, 2026 at the option of the investor.

We have ongoing operating cash requirements for personnel, technology development, marketing, professional fees, and acquisition integration. Based on our current operating plan, we estimate that cash required to fund operations for the twelve months following May 31, 2026 will be approximately $5.5 million, which exceeds our cash balance at May 31, 2026. We do not have any material commitments for capital expenditures, and we do not have any material purchase obligations, take-or-pay contracts, or unconditional purchase obligations outside the ordinary course of business. We have no off-balance sheet arrangements (within the meaning of Item 303(b)(1)(ii) of Regulation S-K) that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flow Analysis
Three Months ended May 31,	2026	2025	Change ($)	Change (%)
Net cash used in operating activities	(2,343,339)	(1,042,658)	(1,300,681)	(125)%
Net cash used in investing activities	(237,561)	(1,281,503)	1,043,942	81%
Net cash provided by financing activities	1,688,300	1,392,700	295,600	21%
Net increase (decrease) in cash	(892,600)	(931,461)	38,861	4%

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $2,343,339 during the three months ended May 31, 2026, compared to $1,042,658 during the same period in 2025, an increase of $1,300,681, or 125%. The operating cash outflow during the current period was driven by a net loss of $3,125,469 (before payment of preferred dividends), partially offset by non-cash charges of $949,494 and further increased by net changes in working capital of $167,364. Non-cash charges included depreciation and amortization of $336,669, amortization of debt discount of $113,533, and shares issued for professional services of $552,952, partially offset by a reversal of employee stock-based compensation of $13,660 and a gain on the derivative liability revaluation of $40,000. Changes in working capital primarily reflected a decrease in deferred revenue of $807,464 and an increase in accounts receivable of $133,207, partially offset by an increase in accounts payable and accrued expenses of $439,724 and a decrease in prepaid expenses of $344,626.

Net Cash Used in Investing Activities

Net cash used in investing activities was $237,561 during the three months ended May 31, 2026, compared to $1,281,503 during the same period in 2025, a decrease of $1,043,942, or 81%. Investing outflows in the current period consisted entirely of capitalized software development costs of $237,561. In the prior-year period, investing activities consisted of $81,503 in capitalized software development costs, $900,000 paid for the FSA Travel LLC acquisition, and $300,000 for the JOURNY.tv asset purchase.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,688,300 during the three months ended May 31, 2026, compared to $1,392,700 during the same period in 2025, an increase of $295,600, or 21%. Financing activities in the current period consisted of $1,015,000 of gross proceeds from our Series B Convertible Preferred Stock offering ($895,000 net of $120,000 in related offering costs), $150,100 of proceeds from sales of common stock, $150,000 of proceeds from sales of preferred stock ($145,000 net of $5,000 in offering costs), $157,000 of proceeds from a bridge loan (offset by $258,800 of bridge loan repayments), and $600,000 of advances from a related party. In the prior-year period, financing activities consisted of $1,200,000 of advances from a related party and $192,700 of proceeds from notes payable.

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

Macroeconomic and geopolitical conditions. We are unable to predict the effect that broader macroeconomic conditions — including elevated interest rates, inflationary pressure on input and labor costs, fluctuations in consumer travel demand, foreign currency volatility, and geopolitical events such as the ongoing conflicts in Ukraine, Iran and Israel — may have on our access to the capital markets, our cost of capital, the timing and cost of our acquisitions, or consumer demand for our travel products. Continued unfavorable trends in these areas could increase our use of cash and impair our ability to obtain additional financing on acceptable terms.

Acquisition integration. We expect to continue to incur integration costs in fiscal 2027 as we combine acquired operations, technology, and content. These integration activities are intended to accelerate revenue generation, but the timing and magnitude of any related revenue contribution remain uncertain.

Subsequent Events Affecting Liquidity

On June 9, 2026, we sold a short-term promissory note to a private investor for $100,000. In connection with the note, we issued the investor a three-year warrant to purchase up to 25,000 shares of common stock at an exercise price of $2.75 per share. The maturity date of the note is August 8, 2026, and may be prepaid at any time without penalty.

On June 16, 2026, a private investor exercised a warrant to purchase 8,278 shares of common stock at $3.02 per share, resulting in gross proceeds of $25,000.

On June 18, 2026, David Jiang, a director, purchased 18,200 shares of common stock in a private placement at $2.75 per share resulting in gross proceeds of $50,050.

The Donald P. Monaco Insurance Trust (the “Trust”) promissory note has been amended to increase the principal amount and extend the maturity date, as follows: On June 3, 2026 the Company and the Trust (the “Parties”) entered into the Sixth Amendment extending the maturity date to June 30, 2026; on June 8, 2026 the Parties entered into the Seventh Amendment increasing the principal balance to $700,000, and on June 30, 2026 the Parties entered into the Eighth Amendment increasing the principal balance to $950,000 and extending the maturity date to July 15, 2026. Other terms of the Monaco Trust Note remained unchanged under each amendment. As of the date of this Quarterly Report, $950,000 of principal remained outstanding under the Monaco Trust Note. The 7.5% interest rate, which is lower than the 12% rate borne by the MIP Line of Credit, reflects the short-term, on-demand nature of the Monaco Trust Note. The Monaco Trust Note, including each amendment, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

On July 1, 2026, the Company entered into a short-term loan agreement with OnDeck for a principal amount of $275,000. The loan is repayable in eighteen monthly installments of $20,533 for a total repayment amount of $369,600. The origination fee was $6,875 and the total interest expense is $94,600 for a total loan cost of $101,475.

Trend in pricing. Our equity issuances during the three months ended May 31, 2026 were priced $2.75 per share. The subsequent-event common stock issuances were priced at $2.55 and $3.02 per share, respectively, representing a decline relative to fiscal year 2026 issuance prices. This pricing trend, if it continues, may increase the dilutive impact of future financings on our existing stockholders and may indicate continued pressure on our access to capital on favorable terms.

Other than the foregoing, no material subsequent events related to our liquidity and capital resources have occurred from May 31, 2026 through the date of this Quarterly Report.

Critical Accounting Estimates

Our discussion of critical accounting estimates that affect liquidity, capital resources, and results of operations is set forth in “Critical Accounting Estimates” elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2, “Summary of Significant Accounting Policies,” to the financial statements included elsewhere in this Quarterly Report.

Other Information

Other than the MIP Line of Credit and the related-party promissory notes described in Note 12, “Related Party Transactions,” to the financial statements included elsewhere in this Quarterly Report, we have no lines of credit or other financing arrangements.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 13, 2026, Luis Barberi, Mitch Toren, and Ashish Tembe, the former members of TA Pipeline LLC, filed a Demand for Arbitration against the Company with the American Arbitration Association, to be conducted in Las Vegas, Nevada. The claim asserts breach of the Membership Interest Purchase Agreement dated August 6, 2025, based on the Company's alleged failure to repurchase 96,774 restricted shares of the Company's common stock at the $3.10 per share Base Price following the claimants’ February 24, 2026 exercise of a put right under the agreement. The claimants seek damages of not less than $299,999.40, together with attorneys' fees, pre-judgment and post-judgment interest, and arbitration costs. The Company believes the claimants are in breach of the agreement, believes it has meritorious defenses, and intends to defend the matter vigorously and to assert available counterclaims.

Other than as described above, from time to time, the Company is subject to various claims, disputes, and legal proceedings arising in the ordinary course of its business, including matters relating to employment, contractual, and commercial relationships. The Company is not currently a party to any other legal proceeding that management believes is reasonably likely to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows. Regardless of the outcome, litigation and other proceedings can have an adverse impact on the Company because of associated defense and settlement costs, the diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS.

You should consider the “Risk Factors” included under Item 1A of our Annual Report on Form 10-K for the year ended February 28, 2026 filed with the SEC on May 29, 2026, as well as the following updated Risk Factor:

As of May 31, 2026, we had $803,490 in cash and a working capital deficit of $1,599,429. Our existing cash on hand and anticipated revenues are not sufficient to fund our anticipated operating costs. We will need to raise additional financing to fund our operations, maintain compliance with the Nasdaq continued listing requirements and implement our business plan. There is no assurance as to the amount and availability of any required future financing or the terms thereof. Such financing, if in the form of equity, may be highly dilutive to our existing stockholders and may otherwise include onerous terms. If in the form of debt, such financing may include covenants and repayment obligations which may be difficult to meet and that could adversely affect our business operations. We have no current understanding or arrangement to obtain any additional financing. To the extent that funds are not available to us, we may be required to delay, limit, or terminate our business operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Proceeds received from the issuance of unregistered common and preferred shares and associated warrants have been used for general working capital purposes.

Common Stock

Date	Recipient	Consideration	Shares	Price	Value
March 12, 2026	Marc Bern	Consulting services	7,500	$2.95	$22,125
March 14, 2026	ConsortiaX	Sales commission override	4,640	$2.50	$11,600
May 1, 2026	Pillow Hog Ventures, Inc.	IR consulting services	25,000	$2.75	$68,750
May 6, 2026	Steve Kazas	Private Placement	36,400	$2.75	$100,100
May 8, 2026	KCGM Asia LLC	Private Placement	18,182	$2.75	$50,000
May 13, 2026	Balencic Consulting	IR consulting services	35,000	$2.51	$87,850
Total			126,722		$340,425

Series A and Series B Convertible Preferred Stock

Date	Purchaser	Consideration	Shares	Price	Value
March 12, 2026	Marc Bern	Cash - Series A preferred, with Investment Warrants	33,333	$3.00	$100,000
April 15, 2026	KCGM Asia LLC	Cash - Series A preferred, with Investment Warrants	16,667	$3.00	$50,000
May 6, 2026	Helena Global Investment Opportunities 1 Ltd.	Cash - Series B preferred, with Investment Warrants	408,421	$2.755	$1,125,200
Total			458,421		$1,275,200

Investment Warrants

Date	Grantee	Units	Strike	Expiration	Consideration
March 12, 2026	Marc Bern	33,333	$3.00	Sep 12, 2029	Cash - Series A Preferred
April 15, 2026	KCGM Asia LLC	8,333	$3.00	Oct 15, 2029	Cash - Series A Preferred
May 6, 2026	Helena Global Investment Opportunities 1 Ltd.	100,000	$2.755	May 6, 2031	Cash – Series B Preferred
May 6, 2026	Steve Kazas	18,200	$3.00	May 6, 2029	Cash – Common Shares
May 8, 2026	KCGM Asia LLC	9,091	$3.00	May 8, 2029	Cash – Common Shares
Total		168,957

Placement Agent Warrants

Date	Grantee	Units	Strike	Expiration	Consideration
May 6, 2026	Craft Capital Management LLC designees	29,473	$2.755	May 6, 2031	Placement agent - Helena Financing (1)

Stock Option

Date	Grantee	Options	Strike	Expiration	Consideration
May 7, 2026	Next Media Management, Inc.	200,000	$2.64	May 7, 2029	Consulting services for JOURNY.tv

(1) The warrants issued on December 23, 2025 were issued to Craft Capital Management LLC designees, as placement agent, as partial compensation for placement agent services rendered in connection with the Company’s Mayr 2026 private placement of securities to Helena Global Investment Opportunities 1 Ltd. (which financing was previously reported on a Current Report on Form 8-K). The Company also paid Craft Capital Management LLC. a cash placement agent fee equal to 8% of the gross proceeds of that financing.

Exemption from Registration

The securities described above were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, except that the stock option granted under the Company’s 2023 Equity Incentive Plan was issued in reliance upon Rule 701 thereunder. No general solicitation or general advertising was used. Each recipient was an accredited investor or otherwise had access, through such recipient’s relationship with the Company, to the type of information that would have been provided in a registration statement and represented an investment intent. Other than the cash placement agent fee described in note (1) above, no underwriting discounts or commissions were paid by the Company in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended May 31, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit Number	Description
3.1*	Certificate of Designation of Series A Convertible Preferred Stock.
3.2	Certificate of Designation of Series B Convertible Preferred Stock (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 8, 2026, and incorporated herein by reference).
4.1*	Warrant between the Company and KC Global Media LLC, dated April 15, 2026.
4.2	Form of Warrant between the Company and Helena Global Investment Opportunities 1 Ltd., dated May 8, 2026 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2026, and incorporated herein by reference).
4.3*	Warrant between the Company and KC Global Media LLC, dated May 8, 2026.
10.1	Unsecured Short-Term Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated March 26, 2026 (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on May 29, 2026, and incorporated herein by reference).
10.2*	Securities Purchase Agreement between the Company and KC Global Media Asia, LLC dated April 15, 2026.
10.3	Securities Purchase Agreement between the Company and Helena Global Investment Opportunities 1 Ltd., dated May 6, 2026 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2026, and incorporated herein by reference).
10.4*	Securities Purchase Agreement between the Company and KC Global Media Asia, LLC dated May 8, 2026.
10.5	Form of Pledge Agreement between William Kerby and Helena Global Investment Opportunities 1 Ltd., dated May 6, 2026 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 8, 2026, and incorporated herein by reference).
10.6*	Amendment 8 to the March 26, 2026 Unsecured Short-Term Promissory Note between the Company and The Donald P. Monaco Insurance Trust, dated June 30, 2026.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	Inline XBRL Instance Document.
101.SCH***	Inline XBRL Schema Document with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
***	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTTRIP, INC.

July 15, 2026	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

July 15, 2026	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

