Form 10-Q
period 2026-08-31
NextTrip, Inc.
filed 2026-10-15
CIK 788611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 14, 2026, the issuer had 15,229,900 shares of common stock outstanding, inclusive of 96,774 shares of common stock that are the subject of a pending arbitration proceeding.

NEXTTRIP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	February 28, 2026
	(unaudited)

ASSETS
Cash and cash equivalents	$1,145,136	$1,696,090
Accounts receivable, net	185,806	119,168
Prepaid expenses and other current assets	1,682,199	1,336,026
Total Current Assets	3,013,141	3,151,284
Non-Current Assets
Property and equipment, net	344	1,603
Intangible assets, net	4,055,746	4,258,220
Security deposit	40,167	40,167
Goodwill	3,123,684	3,123,684
Investments in equity securities and equity method investee	2,578,800	2,502,000
Total Non-Current Assets	9,798,741	9,925,674
Total Assets	$12,811,882	$13,076,958

LIABILITIES
Current Liabilities
Accounts payable	$998,301	$725,541
Accrued expenses	1,124,136	748,103
Deferred revenue	1,176,675	1,655,990
Derivative liability	-	80,000
Contingent consideration	-	180,000
Licensing & royalty payment obligations, current portion	204,120	136,582
Convertible note payable, current portion, net of discount	2,244,293	-
Notes payable	461,217	386,072
Total Current Liabilities	6,208,742	3,912,288
Non-Current Liabilities
SBA EIDL loan	97,804	98,179
Licensing & royalty payment obligations, net of current portion	185,744	305,090
Line of Credit – related parties	-	3,000,000
Convertible note payable, net of current portion and discount	897,722	-
Warrant liability	629,738	-
Total Non-Current Liabilities	1,811,008	3,403,269
Total Liabilities	8,019,750	7,315,557

Commitments and Contingencies (Note 17)	-	-

Mezzanine Equity
Common Stock, par value $0.001; 250,000,000 shares authorized; 0 and 96,774 shares issued and outstanding, respectively	-	387,000
Total Mezzanine Equity	-	387,000

Stockholders' Equity
Preferred Stock, par value $0.001; 10,000,000 shares authorized; 153,928 and 100,316 shares issued and outstanding, respectively	155	101
Common Stock, par value $0.001; 250,000,000 shares authorized; 14,989,327 and 13,978,171 shares issued and outstanding, respectively	14,990	13,979
Additional Paid in Capital	62,271,563	55,957,740
Accumulated deficit	(57,494,576)	(50,597,419)
Total Stockholders’ Equity	4,792,132	5,374,401
Total Liabilities, Mezzanine and Stockholders’ Equity	$12,811,882	$13,076,958

See accompanying notes to condensed consolidated financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025

Revenue	$546,687	$757,648	$1,998,422	$896,475
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	(370,711)	(592,073)	(1,614,347)	(691,994)
Gross profit (loss)	175,976	165,575	384,075	204,481

Operating Expenses:
Salaries and benefits	982,542	695,538	1,889,943	1,392,453
Stock based compensation	-	-	(13,660)	138,325
General and administrative	33,185	31,736	67,811	62,324
Sales and marketing	133,622	174,444	268,470	264,479
Professional service fees	1,472,791	1,429,072	2,759,162	2,598,548
Technology	258,757	267,021	513,485	568,836
Organization costs	96,100	470,105	146,204	2,469,775
Depreciation and amortization	336,669	216,625	673,338	423,274
Provision for credit loss	88,772	-	154,333	-
Other expenses	90,693	83,911	155,897	129,081
Total Operating Expenses	3,493,131	3,368,452	6,614,983	8,047,095
Operating loss	(3,317,155)	(3,202,877)	(6,230,908)	(7,842,614)

Other Income (Expenses)
Gain/(Loss) on extinguishment of liability	-	-	-	(70,100)
Gain/(Loss) on derivative liability and contingent consideration	20,000	10,000	60,000	10,000
Gain/(Loss) revaluation of warrant liability	296,242	-	296,242	-
Gain/(Loss) on transaction costs allocable to warrant liability	(39,285)	-	(39,285)	-
Interest income (expense), net	(651,050)	(288,278)	(902,633)	(564,612)
Other income (expense)	2,765	583,000	2,632	1,123,245
Total Other Income (Expense)	(371,328)	304,722	(583,044)	498,533
Net loss before provision for income taxes	(3,688,483)	(2,898,155)	(6,813,952)	(7,344,081)
Provision for income taxes	-	-	-	-
Net loss before share of net loss in equity method investee	(3,688,483)	(2,898,155)	(6,813,952)	(7,344,081)
Share of net loss of equity method investee	(35,200)	-	(35,200)	(11,307)
Net loss	$(3,723,683)	$(2,898,155)	$(6,849,152)	$(7,355,388)
Preferred dividends	(28,314)	(183,263)	(48,005)	(247,725)
Net Loss Applicable to Common Stockholders	$(3,751,997)	$(3,081,418)	$(6,897,157)	$(7,603,113)
Basic and diluted loss per common share	$(0.25)	$(0.39)	$(0.47)	$(1.05)
Basic and diluted weighted average number of common shares	14,833,509	7,925,763	14,526,719	7,255,480

See accompanying notes to condensed consolidated financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended August 31, 2026, and August 31, 2025

	Preferred Stock		Common Stock		Additional
	Shares	Preferred	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Total
Balances, May 31, 2026	150,316	$151	14,396,694	$14,398	$57,430,060	$(53,742,579)	$3,702,030
Net loss	-	-	-	-	-	(3,723,683)	(3,723,683)
Preferred stock dividends	-	-	-	-	37,317	(28,314)	9,003
Issuance of securities pursuant to private placements	-	-	18,200	18	50,032	-	50,050
Issuance of common shares for third party services	-	-	426,725	427	935,653	-	936,080
Issuance of securities for equity investments	-	-	50,000	50	111,950	-	112,000
Issuance of securities from exercise of warrants	-	-	8,278	8	24,992	-	25,000
Issuance of securities for past directors services	-	-	89,430	89	144,788	-	144,877
Issuance of securities for debt conversion	3,612	4	-	-	3,611,996	-	3,612,000
Reclassification of Warrants pursuant to predecessor Series B Preferred Redemption	-	-	-	-	(182,993)	-	(182,993)
Issuance of warrants in connection with bridge loan financing	-	-	-	-	20,768	-	20,768
Reclassification of Mezzanine shares	-	-	-	-	87,000	-	87,000
Offering costs	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-

Balances, August 31, 2026	153,928	$155	14,989,327	$14,990	$62,271,563	$(57,494,576)	$4,792,132

	Preferred Stock		Common Stock		Additional
	Shares	Preferred	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Total
Balances, May 31, 2025	3,388,874	$3,389	7,691,374	$7,692	$45,530,355	$(38,871,518)	$6,669,918
Net Loss	-	-	-	-		(2,898,155)	(2,898,155)
Preferred Stock Dividends	-	-	36,283	36	183,227	(183,263)	-
Issuance of securities pursuant to private placements	-	-	161,092	161	486,339	-	486,500
Issuance of securities for third party services	-	-	229,230	229	778,690	-	778,919
Warrants issued in connection with debt conversion	-	-	-	-	134,189	-	134,189
Issuance of securities for directors’ services	-	-	-	-	420,165	-	420,165

Balances, August 31, 2025	3,388,874	$3,389	8,117,979	$8,118	$47,532,965	$(41,952,936)	$5,591,536

See accompanying notes to condensed consolidated financial statements.

For the Six Months Ended August 31, 2026, and August 31, 2025

	Preferred Stock		Common Stock		Additional
	Shares	Preferred	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Total
Balances, February 28, 2026	100,316	$101	13,978,171	$13,979	$55,957,740	$(50,597,419)	$5,374,401
Net loss	-	-	-	-	-	(6,849,152)	(6,849,152)
Preferred stock dividends	-	-	-	-	48,005	(48,005)	-
Issuance of securities pursuant to private placements	50,000	50	72,782	73	350,027	-	350,150
Issuance of securities for third party services	-	-	776,865	777	1,932,971	-	1,933,748
Issuance of securities for equity investments	-	-	50,000	50	111,950	-	112,000
Issuance of securities from exercise of warrants	-	-	8,278	8	24,992	-	25,000
Issuance of securities for past directors services	-	-	89,430	89	144,788	-	144,877
Issuance of securities for debt conversion	3,612	4	-	-	3,611,996	-	3,612,000
Issuance of warrants in connection with bridge loan financing	-	-	-	-	20,768	-	20,768
Reclassification of Mezzanine shares	-	-	-	-	87,000	-	87,000
Offering costs	-	-	-	-	(5,000)	-	(5,000)
Stock based compensation	-	-	13,801	14	(13,674)	-	(13,660)

Balances, August 31, 2026	153,928	$155	14,989,327	$14,990	$62,271,563	$(57,494,576)	$4,792,132

	Preferred Stock		Common Stock		Additional
	Shares	Preferred	Shares	Common	Paid-in	Accumulated
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Total
Balances, February 28, 2025	3,106,616	$3,107	1,656,738	$1,657	$41,710,126	$(34,349,823)	$7,365,067
Net Loss	-	-	-	-	-	(7,355,388)	(7,355,388)
Preferred stock dividends	-	-	81,926	82	247,643	(247,725)	-
Issuance of preferred shares for FSA Travel, LLC acquisition	282,258	282	-	-	875,359	-	875,641
Issuance of common shares for JOURNY TV asset acquisition	-	-	20,000	20	115,180	-	115,200
Issuance of common shares pursuant to private placements	-		161,092	161	486,339	-	486,500
Issuance of common shares pursuant to reverse acquisition of Sigma	-	-	5,843,993	5,844	(5,844)	-	-
Issuance of common shares for third party services	-	-	354,230	354	1,254,766	-	1,255,120
Warrants issued in connection with debt conversion	-	-	-	-	164,964	-	164,964
Warrants issued in connection with bridge loan financing	-	-	-	-	177,398	-	177,398
Issuance of securities for directors’ services	-	-	-	-	2,368,709	-	2,368,709
Issuance of stock options to employees	-	-	-	-	138,325	-	138,325

Balances, August 31, 2025	3,388,874	3,389	8,117,979	8,118	47,532,965	(41,952,936)	5,591,536

See accompanying notes to condensed consolidated financial statements.

NEXTTRIP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	August 31, 2026	August 31, 2025
OPERATING ACTIVITIES
Net Income (Loss) – Continuing Operations	$(6,849,152)	$(7,355,388)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Noncash Expenses:
Depreciation and amortization – property and equipment and intangibles	673,338	423,274
Amortization of debt discount	530,752	402,846
Shares issued for professional services	1,289,008	1,323,199
Write-off of capitalized technology expenses	-	19,550
Provision for credit loss	154,333	-
Gain on derivative liability	(60,000)	(10,000)
Revaluation of warrant (non-cash portion)	(256,957)	-
Stock-based compensation - employees	(13,660)	138,325
Stock-based compensation - directors	-	2,368,709
Loss on extinguishment of liability	-	70,100
Share of net loss of equity method investee	35,200	-

Change in Assets and Liabilities:
Accounts receivable	(66,638)	(244,349)
Related party receivable	(154,333)	-
Prepaid expenses	40,279	206,382
Accounts payable and accrued expenses	405,297	186,130
Deferred revenue	(479,315)	2,000,939
Licensing & royalty payment obligations, current portion	67,538	-
Licensing & royalty payment obligations, net of current portion	(119,346)	-
NET CASH USED IN OPERATING ACTIVITIES	(4,803,656)	(470,283)

INVESTING ACTIVITIES
Capitalized software development and production costs	(211,319)	(109,000)
TA Pipeline LLC acquisition	-	(443,168)
FSA Travel LLC acquisition	-	(900,000)
JOURNY TV asset purchase	-	(300,000)
NET CASH USED IN INVESTING ACTIVITIES	(211,319)	(1,752,168)

FINANCING ACTIVITIES
Proceeds from issuance of preferred shares	150,000	-
Proceeds from issuance of common shares	200,150	486,500
Proceeds from exercise of warrants	25,000	-
Offering costs	(5,000)	-
Proceeds from Series B preferred offering	1,015,000	-
Offering costs- Series B preferred	(120,000)	-
Redemption of Series B preferred	(1,151,830)	-
Notes Payable	20,401	(33,762)
Proceeds for issuance of convertible note and warrant	4,000,000	-
Payment of debt issuance costs	(169,700)	-
Notes Payable- related parties	500,000	2,545,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,464,021	2,997,738

NET CHANGE IN CASH FOR PERIOD	(550,954)	775,287

CASH AT BEGINNING OF PERIOD	1,696,090	1,062,367

CASH AT END OF PERIOD	$1,145,136	$1,837,654

Supplemental Disclosures:
Noncash Investing and Financing Activities Disclosure:
Issuance of preferred shares pursuant to FSA Travel, LLC acquisition	$-	$875,641
Issuance of common shares pursuant to JOURNY TV asset purchase	$-	$115,200
Issuance of common shares pursuant to TA Pipeline LLC acquisition	$-	$387,000
Issuance of common shares for third party services	$1,933,748	$1,255,120
Issuance of common shares to former directors for accrued fees	$144,877	$-
Issuance of preferred shares pursuant to line of credit conversion including accrued interest	$3,612,000	$-
Issuance of common shares pursuant to YADA Commerce, Inc. equity investment	$112,000	$-
Issuance of common shares for capitalized software and production costs	$258,286	$-
Warrant liability recognized on issuance of convertible note	$925,980	$-
Reclassification of mezzanine equity to accrued liabilities	$387,000	$-
Reclassification of contingent consideration to accrued liabilities	$200,000	$-
Preferred stock dividends	$48,005	$247,725
Disclosure of Cash Paid for:
Interest	$357,626	$90,383
Income Taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

NEXTTRIP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2026

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

The Company’s corporate office is located at 1560 Sawgrass Corporate Parkway, Suite 400, Sunrise Florida 33323. The condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, NextTrip Holdings Inc. incorporated on October 22, 2015, Extraordinary Vacations USA, Inc., incorporated on June 24, 2002, Five Star Alliance, LLC, organized on March 9, 2018, and TA Pipeline, LLC, organized on July 1, 2021.

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

In accordance with ASC 805-40-45-1, the condensed consolidated financial statements prepared following a reverse acquisition are issued under the name of the legal parent (NextTrip, Inc., f/k/a Sigma Additive Solutions, Inc.) but described in the notes to the financial statements as a continuation of the financial statements of the legal subsidiary (NTH), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent.

Under ASC 805-40-45-2, the condensed consolidated financial statements represent the continuation of the legal subsidiary except for the capital structure, as follows:

(a)	The assets and liabilities of the legal subsidiary recognized and measured at their pre-combination carrying amounts;
(b)	The assets and liabilities of the legal parent recognized and measured in accordance with the guidance in this topic applicable to business combinations (ASC 805);
(c)	The retained earnings and other equity balances of the legal subsidiary before the business combination;
(d)

The amount required to be recognized as issued equity interests in the condensed consolidated financial statements determined by adding the issued equity interest of the legal subsidiary outstanding immediately before the business combination to the fair value of the legal parent determined in accordance with the guidance in ASC 805 applicable to business combinations. However, the equity structure reflects the equity structure of the legal parent, including the equity interests the legal parent issued to affect the combination. Accordingly, the equity structure of the legal subsidiary is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.

The assets and liabilities of Sigma were recognized at fair value pursuant to ASC 805.

Going Concern - As of  August 31, 2026, and  February 28, 2026, the Company had an accumulated deficit of $57,494,576 and $50,597,419, respectively, and working capital deficit of $3,195,601 and $761,004, respectively, and has incurred losses since incorporation. The Company will need to raise additional funds through equity or debt financings to support its on-going operations, increase market penetration of its products, expand the marketing and development of its travel and technology driven products, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until the planned revenue streams are fully implemented and begin to offset the Company’s operating costs. In the event the Company is unable to raise adequate funding in the future for its operations and to pay its outstanding debt obligations, the Company may be forced to scale back its business plan and/or liquidate some or all of its assets or may be forced to seek bankruptcy protection.

On July 21, 2026, the Company issued a senior secured convertible promissory note in the principal amount of $4,600,000, as described in Note 14. The note is repayable in fourteen monthly installments of $328,571 commencing in November 2026 and is secured by substantially all of the assets of the Company and its subsidiaries. The resale registration statement covering the shares issuable under the note was declared effective on August 27, 2026, and the Company may therefore elect to settle installments in shares of common stock, subject to the share issuance cap and beneficial ownership limitation described in Note 14. To the extent those limits are reached, or shares otherwise may not be issued, installments must be settled in cash at 104% of the installment amount. The note contains events of default that include the Company’s market capitalization remaining below $12.5 million for ten consecutive trading days, and upon an event of default the holder may declare due an amount equal to 120% of the outstanding principal. These obligations and conditions have been considered in management’s evaluation of the Company’s ability to continue as a going concern.

In light of the foregoing, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at  August 31, 2026 and 2025 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company suggests these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended  February 28, 2026. The results of operations for the period ended  August 31, 2026 are not necessarily indicative of the operating results for the full year.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables, accounts payable, and accrued expenses each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Derivative Instruments and Warrants

The Company does not use derivative instruments for hedging of market risk or for trading or speculative purposes. The Company evaluates financial instruments issued, and features embedded in those instruments, to determine whether they meet the definition of a derivative in ASC 815-10 and, for instruments indexed to the Company’s own stock, whether they meet the conditions for equity classification in ASC 815-40. Instruments and embedded features that require liability classification are recorded at fair value at issuance and remeasured at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Equity-classified instruments are recorded in additional paid-in capital at issuance and are not subsequently remeasured. The classification of each instrument is reassessed at each reporting date.

The restricted common shares issued by the Company pursuant to the acquisition of TA Pipeline LLC (“TA”) contained an option (the “Put Option”), which the Company accounted for as a derivative liability. As described in Note 8, on February 24, 2026 the former TA Members delivered notice purporting to exercise the Put Option with respect to all of the TA Closing Shares, and during the three months ended August 31, 2026 the Company derecognized the remaining derivative liability upon reclassifying the TA Closing Shares as a liability. No derivative liability in respect of the Put Option was outstanding at August 31, 2026.

The Common Stock Purchase Warrant issued to Lind Global Fund III LP on July 21, 2026 is classified as a liability and measured at fair value on a recurring basis, as described in Note 14. The Company allocates proceeds from an instrument issued together with a liability-classified warrant first to the warrant at its fair value, with the residual allocated to the host instrument, and allocates issuance costs between the instruments on the same basis. Issuance costs allocated to a liability-classified warrant are expensed as incurred.

 Debt Discount and Issuance Costs

Original issue discount, amounts allocated to freestanding instruments issued with debt, and debt issuance costs allocated to debt are presented as a direct deduction from the carrying amount of the related debt and are accreted to interest expense over the term of the debt using the effective interest method. Where debt is repayable in installments, the unamortized discount is allocated between the current and non-current portions of the debt on a pro rata basis consistent with the allocation of principal.

Investments in Equity Method Investees

The Company holds investments in certain entities that are accounted for under the equity method of accounting, as well as equity securities without readily determinable fair values that are measured under the measurement alternative in ASC 321, “Investments - Equity Securities.” Under the equity method, investments in entities in which the Company has significant influence, but not control, are initially recognized at cost and adjusted thereafter to recognize the Company’s share of the investees’ earnings or losses and other comprehensive income.

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

The Company assesses the impact of any basis differences on its earnings and the carrying value of its equity method investments. If a basis difference is determined to exist, the appropriate adjustments are made to reflect the amortization of such differences in the condensed consolidated financial statements.

Investments in Equity Securities without Readily Determinable Fair Value

In accordance with ASC 321-10-35-2, the Company holds certain investments in equity securities in which the Company does not have significant influence or control, and for which fair value is not readily determinable. These investments are measured at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The carrying amount is evaluated for impairment each reporting period through a qualitative assessment of impairment indicators, and if an impairment indicator exists, an impairment loss is recognized in the statement of operations for the amount by which the carrying amount exceeds fair value.

Equity in Earnings of Equity Method Investees

The Company’s share of earnings or losses from equity method investees is recognized in the consolidated statement of operations within “Share of net loss of equity method investee,” net of any related income taxes.

Loss Per Share – The computation of loss per share is based on the weighted average number of shares outstanding during the period in accordance with ASC Topic No. 260, “Earnings Per Share.” Shares underlying the Company’s outstanding warrants, options, preferred stock and convertible note were excluded due to the anti-dilutive effect they would have on the computation. At  August 31, 2026 and 2025, the Company had the following common shares underlying these instruments:

	August 31,
	2026	2025
Warrants	6,047,861	3,197,741
Stock Options	939,825	806,250
Preferred Stock	1,084,600	3,392,025
Convertible Note	1,185,567	-
Total Underlying Common Shares	9,257,853	7,396,016

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted average number of shares of dilutive potential common stock for the periods three and six months ended August 31, 2026 and 2025:

	Three Months Ended August 31,		Six Months Ended August 31,
	2026	2025	2026	2025

Net loss	$(3,723,683)	$(2,898,155)	$(6,849,152)	$(7,355,388)
Preferred dividends	$(28,314)	$(183,263)	$(48,005)	$(247,725)
Net loss applicable to common stockholders	$(3,751,997)	$(3,081,418)	$(6,897,157)	$(7,603,113)
Weighted average number of common shares outstanding used in loss per share during the period (denominator)	14,833,509	7,925,763	14,526,719	7,255,480

Dilutive loss per share was not presented, as the Company’s outstanding common and preferred warrants, stock options and preferred stock common equivalent shares and shares issuable upon conversion of the convertible note for the periods presented would have had an anti-dilutive effect. At  August 31, 2026, the Company had outstanding warrants to purchase 6,047,861 shares of common stock; stock options exercisable for 939,825 shares of common stock; 150,000 shares of Series A preferred stock (“Series A Preferred”), which could be converted into 150,000 shares of common stock, 3,612 shares of Series B Preferred Stock (“Series B Preferred”) which could be converted into 930,927 shares of common stock, and 316 shares of Series E Preferred Stock (“Series E Preferred”), which could be converted into 3,673 shares of common stock, and a convertible note convertible into 1,185,567 shares of common stock at the $3.88 conversion price, resulting in a potential total additional 9,257,853 shares of common stock outstanding in the future.

In addition, the Company may elect to settle monthly installments of principal under the convertible note in shares of common stock at 90% of the average of the five lowest daily volume weighted average prices during the twenty trading days preceding the payment date. The number of shares issuable in settlement of an installment is therefore not determinable until the applicable payment date and increases as the market price of the common stock declines. Any such shares would be in addition to the 1,185,567 shares issuable at the stated conversion price.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management. Significant accounting estimates that may materially change in the near future are revenue recognition, including principal versus agent determinations; impairment of goodwill, intangible assets and other long-lived assets; the carrying value of equity investments; the fair value of the warrant liability; values of stock compensation awards and stock equivalents granted as offering costs; and the allowance for credit losses.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle of ASC 606 is the recognition of revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In general, we determine revenue recognition by: (1) identifying the contract, or contracts, with our customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services. The Company’s revenue is derived primarily from its Travel segment, through the sale of travel packages and other travel products and commissions and fees earned on travel bookings, and from its Media segment, through advertising and sponsorships.

The Company recognizes revenue from travel packages when the customer has purchased the product and the performance obligation is satisfied, which occurs at the earlier of the date of travel or the date on which the customer’s cancellation period has expired. Revenue for customer travel packages purchased directly from the Company is recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

The Company generates revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world.

For travel packages sold directly by the Company, the Company controls the specified travel product before it is transferred to the customer and is therefore a principal, based on, among other factors, the following:

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

For certain travel products, primarily luxury hotel bookings made through Five Star Alliance, the supplier or wholesaler controls pricing and provides the travel service, and the Company’s performance obligation is to arrange for the travel product to be provided by the supplier. In these arrangements, the Company acts as an agent and recognizes revenue on a net basis, equal to the commission or fee it retains, upon the date of travel. Media segment revenue, consisting primarily of advertising and sponsorship revenue from JOURNY TV and Travel Magazine, is recognized as advertisements are delivered and impressions are served and is recorded net of amounts retained by distribution partners.

Segment Reporting - In response to recent acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM, who is our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we reported our financial performance based on our new segments, “Travel” and “Media”. A detailed description of our operating segments as of  August 31, 2026 can be found in Note 19 to the Financial Statements and in the Business Overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Prior periods have been recast to conform to these newly identified segments.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and included in the measure of segment profit or loss, an amount and description of other segment items, the title and position of the CODM, and application of the segment disclosure requirements to interim periods. The Company adopted ASU 2023-07 for its fiscal year beginning March 1, 2025. The Company began reporting under its Travel and Media reportable segments, and reflecting the interim disclosure provisions of ASU 2023-07, in the third quarter of fiscal year 2026 (the quarterly period ended November 30, 2025); prior periods have been recast to conform to the current segment presentation. Adoption affected disclosures only and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 on a prospective basis effective for its fiscal year beginning March 1, 2025 (fiscal year ended February 28, 2026). The amendments affect annual income tax disclosures only and do not establish new interim disclosure requirements; adoption did not affect the Company’s consolidated financial position, results of operations, or cash flows, or its interim income tax disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 on a prospective basis effective for its fiscal year beginning March 1, 2026. Adoption did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 when estimating expected credit losses. The Company adopted ASU 2025-05 on a prospective basis effective for its fiscal year beginning March 1, 2026. Adoption did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure in the notes to the financial statements of specified categories of expenses (including employee compensation, depreciation, and intangible asset amortization) included in relevant expense captions presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, which clarified that ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. The Company will be required to adopt ASU 2024-03 for its annual period beginning March 1, 2027 and for interim periods beginning March 1, 2028. Early adoption is permitted. The Company is evaluating the effect of ASU 2024-03 on its disclosures, including its segment expense disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments require an entity to consider the factors in ASC 805-10-55-12 through 55-15 when determining the accounting acquirer in a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The ASU is effective for the Company for annual periods beginning March 1, 2027, including interim periods within those annual periods, and is applied prospectively to acquisition transactions occurring after the initial application date. Early adoption is permitted. The Company does not expect adoption to affect previously reported business combinations; the effect on future transactions will depend on their facts and circumstances.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments expand the scope exception in Topic 815 for certain contracts with underlyings based on operations or activities specific to one of the parties to the contract and clarify the accounting for share-based noncash consideration received from a customer. The ASU is effective for the Company for annual periods beginning March 1, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is evaluating the effect of ASU 2025-07 on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove references to prescriptive software development stages and require capitalization of eligible software costs to begin when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will perform its intended function. The ASU is effective for the Company for annual periods beginning March 1, 2028, including interim periods within those annual periods, with early adoption permitted at the beginning of an annual period. The Company is evaluating the effect of ASU 2025-06 on its accounting for capitalized software development costs.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the interim disclosure requirements and the applicability of Topic 270. The ASU is effective for the Company for interim periods within annual periods beginning March 1, 2028, with early adoption permitted. The Company is evaluating the effect of ASU 2025-11 on its interim disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not believe that any of them will have a material effect on its condensed consolidated financial statements.

NOTE 3 - Investments

Investments are presented within “Equity investments” in non-current assets on the consolidated balance sheets. The caption comprises the Company’s equity method investment in YADA Commerce, Inc. ("YADA") and equity securities without readily determinable fair values that are measured under the measurement alternative in ASC 321. The composition of the caption by measurement basis is as follows:

	August 31, 2026	February 28, 2026
Equity method investment (ASC 323):
YADA	$76,800	$-
Equity securities without readily determinable fair values, measured under the ASC 321 measurement alternative:
BlueFysh	2,415,000	2,415,000
Playbook Investors Network	87,000	87,000
Total equity investments	$2,578,800	$2,502,000

Equity Securities Without Readily Determinable Fair Values

The Company holds a 10% interest in each of BlueFysh (see Note 5) and Playbook Investors Network. Neither investment provides the Company with the ability to exercise significant influence, and neither has a readily determinable fair value; accordingly, both are measured at cost less impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer, under the measurement alternative in ASC 321-10-35-2. No upward or downward adjustments resulting from observable price changes and no impairments have been recognized with respect to either investment during the periods presented or cumulatively since acquisition.

Equity Method Investment in YADA

YADA is the Company’s only investment accounted for under the equity method.

Description of the Transaction

On June 10, 2026, the Company entered into a Stock Purchase Agreement with YADA, a Florida corporation, and YADA’s founding shareholders, High Class Holdings LLC and Carbon Capital Corp (collectively, the “Founding Shareholders”). Pursuant to the agreement, the Company acquired 1,020 shares of YADA common stock, representing 51% of YADA’s issued and outstanding shares, in exchange for 50,000 fully vested restricted shares of the Company’s common stock. No cash consideration was paid. YADA operates a social commerce, influencer marketing, creator engagement and TikTok Partner Agency business.

The Company entered into the transaction to expand its presence in social commerce and influencer marketing and to gain access to YADA’s creator network, agency relationships, and relationships within the music and live-event industry.

Basis for Accounting as an Equity Method Investment

Notwithstanding its 51% voting interest, the Company has concluded that it does not hold a controlling financial interest in YADA and is not required to consolidate YADA.

YADA is not a variable interest entity for which the Company is the primary beneficiary, because the Company does not have the power to direct the activities that most significantly impact YADA’s economic performance. Under the voting interest model, the presumption of control arising from majority ownership is overcome by substantive participating rights held by the Founding Shareholders. Specifically, the Stock Purchase Agreement provides that YADA retains full operational control over its day-to-day business, including creator recruitment and management, agency operations, employment matters, vendor relationships, and execution of its business plan and establishes a five-member board of directors comprised of two directors designated by the Company, two directors designated by the Founding Shareholders, and one yet-to-be appointed independent director, with no director removable except by the party entitled to designate that director. These governance provisions remain in effect for so long as the Founding Shareholders collectively own at least 40% of YADA’s outstanding shares, or until three years following closing, whichever occurs first.

The Company has concluded that it has the ability to exercise significant influence over YADA’s operating and financial policies through its ownership interest, board representation, and related contractual rights. Accordingly, the investment is accounted for under the equity method in accordance with ASC 323-10 as of June 10, 2026. The Company has not elected the fair value option under ASC 825-10 for this investment. YADA does not meet the definition of a joint venture, as it is not under the joint control of its investors.

Initial Measurement and Basis Difference

The Company recorded the investment at $112,000, representing the fair value of the 50,000 shares of common stock issued, based on the Company’s closing share price of $2.24 on June 10, 2026. No broker, finder or investment banking fees were payable in connection with the transaction, and each party bore its own fees and expenses. The Company incurred no direct transaction costs eligible for capitalization, and the cost basis of the investment is therefore $112,000.

At the acquisition date, the carrying amount of the Company’s investment of $112,000 exceeded its proportionate share of the underlying equity in YADA’s net assets by the full $112,000. YADA was recently formed and had no significant assets or liabilities at the acquisition date. Management evaluated whether any portion of the basis difference was attributable to identifiable assets of YADA, including its TikTok Partner Agency status and its creator, customer and agency relationships, and concluded that no portion of the difference was attributable to separately identifiable assets having a fair value that is both separable and reliably measurable. Accordingly, the entire basis difference is treated as equity method goodwill, which is not amortized, is not tested for impairment separately under ASC 350, and is evaluated as part of the Company’s assessment of the investment as a whole for other-than-temporary impairment in accordance with ASC 323-10-35-32. As a result, no basis difference amortization is recognized within the Company’s share of YADA’s earnings or losses.

Subsequent Measurement and Allocation of Earnings

In connection with the Stock Purchase Agreement, the Company and YADA entered into a Cooperation and Earnout Agreement that establishes a 50/50 allocation of net profits between the Company and the Founding Shareholders with respect to specified travel gift card, travel club and membership, music artist promotional event, sponsorship and advertising activities (the “Activities”). Management has concluded that this allocation is substantive and determines the parties’ economic interests in the results of the Activities. Accordingly, the Company recognizes its share of YADA’s earnings and losses based on the 50% contractual allocation rather than its 51% ownership interest.

Under the Cooperation and Earnout Agreement, all travel commissions, booking fees, markups, overrides and supplier commissions arising from travel bookings generated through YADA channels belong exclusively to the Company. The Company eliminates intra-entity profits on transactions with YADA to the extent of its ownership interest.

The following summarizes the activity in the investment for the period from June 10, 2026 through August 31, 2026:

Amounts
Balance at June 10, 2026	$112,000
Equity in net income (loss) of YADA	(35,200)
Balance at August 31, 2026	$76,800

The Company recorded equity in net loss of YADA of $35,200 for each of the three and six months ended  August 31, 2026, presented as a single line item below operating loss in the consolidated statements of operations. Because the investment was acquired on June 10, 2026, the amounts for the three-month and six-month periods are the same.

The Company evaluated the investment for impairment as of  August 31, 2026 and concluded that no other-than-temporary decline in value had occurred. Losses in excess of the carrying amount of the investment are not recognized unless the Company has other financial support at risk with respect to YADA.

Other Rights and Contingencies

The Company holds a right of first refusal with respect to event business opportunities requiring a capital commitment, exercisable within 48 hours, and a right of first refusal on any proposed transfer of shares by a Founding Shareholder. As of  August 31, 2026, no additional shares had been issued and no rights of first refusal had been exercised.

NOTE 4 - Cooperation and Earnout Agreement

Commercial Arrangement

Concurrently with the YADA Stock Purchase Agreement, on June 10, 2026 the Company and YADA entered into a Cooperation and Earnout Agreement with an initial term of three years, automatically renewing for successive one-year periods absent 90 days’ notice of non-renewal. Under the agreement, the Company serves as YADA’s preferred travel provider for YADA-sponsored campaigns, holds the exclusive right to offer travel gift cards through YADA channels, and may offer travel club and membership products through YADA channels. Net profits from travel gift card sales, travel club and membership programs, music artist promotional events, and sponsorship and advertising sold through YADA are allocated 50% to the Company and 50% to the Founding Shareholders. The party receiving gross revenues delivers a quarterly statement within 45 days of each fiscal quarter end, with undisputed amounts payable within 15 days thereafter. The agreement also contains mutual non-solicitation and non-circumvention covenants extending two years beyond the term.

Earnout Incentive Program (Share-Based Compensation)

The Cooperation and Earnout Agreement establishes an earnout pool of up to 225,000 restricted shares of the Company’s common stock and 225,000 common share purchase warrants, issuable to YADA shareholders other than the Company over a 36-month earnout period commencing at closing. The warrants have an exercise price of $2.75 per share and a three-year term, permit cashless exercise, and contain customary anti-dilution provisions. Awards are determined quarterly: for each $2.75 of the Company’s 50% share of aggregate quarterly net profits generated from the Activities, one immediately vested restricted share and one warrant are awarded, with fractional amounts rounded up. Awards are issued within 30 days after the applicable quarterly determination becomes final. Any portion of the pool not earned by the end of the earnout period expires. The agreement also provides for a discretionary pool awardable by the Board, and for acceleration of earned but unissued awards upon the Company’s acquisition of the remaining YADA interests, a merger of YADA into another Company subsidiary, or a change of control of the Company.

The Company has determined that the earnout awards represent compensation for post-closing services rather than contingent consideration for the acquired equity interest, because entitlement to the awards is conditioned on the Founding Shareholders’ continued provision of services to YADA and unvested awards are forfeited upon specified service-related events. Accordingly, the awards are excluded from the cost basis of the equity method investment and are accounted for in accordance with ASC 323-10-25-4 and ASC 323-10-30-3 as share-based payments granted to service providers of an equity method investee, measured at fair value under ASC 718 and recognized as compensation expense as the related services are rendered, to the extent the Company’s claim on YADA’s book value has not increased.

No awards were earned or issued under the earnout program during the three and six months ended August 31, 2026, and no compensation expense was recognized, as no Net Profits were generated from the Activities during the period. As of  August 31, 2026, the full pool of 225,000 shares and 225,000 warrants remained available for issuance. Any warrants issued under the program will be classified within stockholders’ equity.

NOTE 5 - Investment in Equity Securities

Investment in BlueFysh Holdings Inc.

On February 24, 2025, the Company entered into a Share Exchange Agreement with BlueFysh Holdings Inc. (“BlueFysh”), under which the Company acquired a 10% ownership interest in BlueFysh. As part of the transaction, the Company issued 483,000 shares of Series N Preferred at an issuance price of $5.00 per share, totaling $2,415,000, in exchange for 82 restricted shares of BlueFysh common stock. The transaction closed on February 28, 2025.

The Company’s investment in BlueFysh is accounted for under the measurement alternative in ASC 321-10-35-2, as the Company does not have significant influence over BlueFysh. No board appointments are contemplated as part of this transaction; however, the Company has the right to appoint a representative to the BlueFysh Advisory Committee, which will allow the Company to receive financial updates as needed and to be informed of financial events that could significantly impact the Company’s ownership position.

Since the Company’s ownership interest does not meet the criteria for significant influence pursuant to ASC 323, this investment is classified as an equity security without a readily determinable fair value and is initially recorded at cost. The Company will assess the investment for impairment in future periods and recognize any impairment losses as necessary.

NOTE 6 – Acquisition of FSA Travel, LLC

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

The contingent consideration issued as purchase consideration provides for additional distributions to the FSA Unitholders, the amount of which is dependent on the acquired business’ achievement of certain milestones. The Company determined the fair value of the contingent consideration as of the acquisition date ( April 9, 2025) based on the probability and timing of achieving the respective milestones.

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

The Company has completed the analysis to assign fair values to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed for the acquisition:

Consideration paid
Cash	$500,000
Series O Preferred stock	500,000
Earnout Payment	800,000
Fair value of Initial Purchase	981,300
Total consideration	$2,781,300

Assets acquired and liabilities assumed
Cash and cash equivalents	$471,660
Accounts receivable	13,460
Intangibles	960,000
Goodwill	1,669,055
Total assets	$3,114,175

Accounts payable	12,474
Due to FSA Unitholders	221,481
SBA Loan	98,920
Total liabilities	$332,875
Total net assets	$2,781,300

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

NOTE 7 – JOURNY TV Asset Acquisition

On April 1, 2025, the Company entered into an asset purchase agreement (the “JOURNY TV Purchase Agreement”) with Ovation LLC (“Ovation”), pursuant to which the Company purchased assets, including without limitation trademarks, domains, apps and certain agreements, and assumed certain liabilities related to Ovation’s JOURNY TV business (the “JOURNY TV Acquisition”). The JOURNY TV Acquisition closed on April 1, 2025.

Pursuant to the JOURNY TV Purchase Agreement, as consideration for the JOURNY TV Acquisition, the Company paid Ovation $300,000 in cash at closing and issued Ovation 20,000 restricted shares of Company common stock at $5.76 per share, for total consideration of $415,200.

In connection with the JOURNY TV Acquisition, on April 1, 2025, the Company and Ovation also entered into a License Agreement (the “License Agreement”), pursuant to which Ovation granted the Company the non-exclusive right, throughout the territories and for the term set forth therein, to exhibit, promote, market, advertise, publicize and/or otherwise exploit the programs listed in the License Agreement in the media of (i) FAST via the JOURNY TV Channel and (ii) Video On Demand via the JOURNY TV Channel. Pursuant to the License Agreement, Ovation shall not license any unaffiliated third party the right to exhibit certain of the programs subject to the License Agreement and shall not use certain of the programs subject to the License Agreement on its owned or operating streaming platforms (subject to certain exceptions). As consideration for the rights granted under the License Agreement, the Company agreed to pay Ovation an aggregate non-refundable license fee of $336,801. Either party may terminate the License Agreement in the event of a material default by the other party that is not cured within fifteen days after the defaulting party receives notice of such default.

The transaction was accounted for as an asset acquisition because while inputs were acquired (in the form of trademarks, distribution agreements, content licenses, and service agreements), there is not a continuation of revenues before and after the transaction. That is, due to the significant rebranding and redevelopment of the inputs acquired, the JOURNY TV assets are not producing revenue post-closing of the transaction. Additionally, an organized workforce with the necessary skills and experience to create outputs was not included in the transaction. As such, the transaction does not meet the definition of a business and is considered an asset acquisition.

On the acquisition date, the fair value of the intangible assets acquired was $715,000, excluding $6,700 of acquisition-related direct costs which were expensed as incurred. The intangible assets have a weighted average estimated useful life of 16.7 years.

NOTE 8 – Acquisition of TA Pipeline LLC

On August 6, 2025 (the “Closing Date”), the Company entered into a membership interest purchase agreement (the “TA MIPA”) with TA Pipeline LLC (“TA”) and the members of TA (the “TA Members”), pursuant to which the Company purchased all of the issued and outstanding membership interests of TA from the TA Members (the “TA Acquisition”), resulting in TA becoming a wholly-owned subsidiary of the Company.

Pursuant to the TA MIPA, as consideration for the TA Acquisition, at closing, the Company (i) paid the TA Members an aggregate of $443,168 in cash (the “TA Closing Payment”), $118,169 of which (the “Estimated Additional Closing Payment”) was paid as a purchase price adjustment based on the Members’ Deficit (as defined in the TA MIPA) set forth in the closing balance sheet; and (ii) issued an aggregate of 96,774 restricted shares of Company common stock (the “TA Closing Shares,” and together with the TA Closing Payment, the “TA Closing Consideration”) to the TA Members, valued at $387,000, based on a price per share of $4.00, the closing price of the Company’s common stock on August 6, 2025. The Estimated Additional Closing Payment was subject to adjustment, upward or downward, to the extent that the Members’ Deficit as of the Closing Date was determined to be less than or exceed $175,000, as provided in the TA MIPA. The adjustment was finalized on November 6, 2025, and no adjustment had been made to the Members' Deficit.

In addition to the TA Closing Consideration, and as further consideration for the TA Acquisition, the Company was required to make an additional payment to the TA Members in the form of an earnout (the “TA Milestone Payment”) in an amount equal to five percent (5%) of the Net Revenue (as defined in the TA MIPA) generated by TA during the twelve-month period following the Closing Date (the “Milestone Period”), up to a maximum of $200,000. The TA Milestone Payment was payable within ten days following completion of the Milestone Period, fifty percent (50%) in cash and fifty percent (50%) in restricted shares of Company common stock valued at $3.10 per share (the “TA Milestone Shares”). The Company recognized the TA Milestone Payment as contingent consideration at its acquisition-date fair value, determined using an earnout option pricing model. Until the contingency was resolved, the TA Milestone Payment was remeasured at fair value at each reporting date, with changes in fair value recognized in earnings in accordance with ASC 805-30-35-1. Its resolution is described below under “TA Milestone Payment.”

The TA MIPA also granted each TA Member a limited, one-time option (the “Put Option”), exercisable if the Fair Market Value of the Company’s common stock is less than $3.10 (the “Base Price”) during the applicable Exercise Period, to exercise one of the following rights under Section 7.5(a) of the TA MIPA as to some or all of the TA Member’s TA Closing Shares and TA Milestone Shares (together, the “TA Acquisition Shares”) by delivering notice to the Company: (i) the right to require the Company to repurchase  all or any portion of the TA Member’s TA Acquisition Shares at the Base Price; (ii) the right to require the Company to issue additional shares of Company common stock sufficient to make the aggregate Fair Market Value of the TA Acquisition Shares specified in the notice equal to their aggregate value at the Base Price; and (iii) the right to require the Company to pay  in cash the excess, if any, of the Base Price over the Fair Market Value, multiplied by the number of TA Acquisition Shares specified in the notice. “Exercise Period” means, for each of the TA Closing Shares and the TA Milestone Shares, the three-month period beginning on the earlier of (x) the date those shares first become eligible for public resale and (y) the first anniversary of the Closing Date. “Fair Market Value” means the volume weighted average price per share of the Company’s common stock for the twenty consecutive trading days immediately preceding the notice date. During the Exercise Period, each of the TA Members is prohibited from engaging in certain transactions in the Company’s stock, as more particularly set forth in the TA MIPA. The Put Option was recognized as a derivative liability at its acquisition-date fair value, determined using the Black-Scholes option pricing model, and was remeasured at fair value at each reporting date until exercised, as described below.

In accordance with the acquisition method of accounting, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date. In connection with the acquisition, the Company incurred $25,855 in acquisition-related expenses, which were expensed as incurred. The Company has completed its allocation of the purchase price to all assets acquired and liabilities assumed. The table below sets forth the consideration paid and the fair value of the assets acquired and liabilities assumed:

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

The fair values of the acquired tradename, acquired supplier agreements, and acquired travel agency agreements were determined using the relief from royalty method, with or without method and multi-period excess earnings method, respectively, which utilized projected financial information. The acquired intangible assets consist of the tradename of $160,000, and supplier and agency agreements of $750,000 (Note 10 – Intangible Assets). The goodwill recognized in the acquisition primarily represents synergies with the existing operations of the Company, and the value of yet-to-be-acquired/developed customers, technology, assembled workforce, and any other assets.

Classification of TA Closing Shares Prior to Exercise

Although the 96,774 TA Closing Shares were legally issued common stock, they were classified as mezzanine equity because they were subject to contingent redemption rights under the Put Option that could require cash or share settlement upon the occurrence of events outside the Company’s control. Accordingly, they were presented outside of permanent stockholders’ equity and below total liabilities, and were carried at their initial measurement of $387,000, or $4.00 per share, being the closing price of the Company’s common stock on the Closing Date.

Exercise of the Put Option — TA Closing Shares

On February 24, 2026, the former TA Members delivered written notice purporting to exercise the Put Right under Section 7.5(a)(i) of the TA MIPA with respect to all 96,774 TA Closing Shares. The Exercise Period applicable to the TA Closing Shares commenced on February 6, 2026, the date those shares first became eligible for public resale. The Fair Market Value of the Company’s common stock as of the notice date was $2.83 per share, below the Base Price. Under the TA MIPA, a valid exercise of the Put Right requires the Company to repurchase the shares at the Base Price, for an aggregate of $300,000, by wire transfer within twenty business days of receipt of the exercise notice and all required information and documents. Under Section 7.5(d), the rights under Section 7.5 terminate with respect to shares that are the subject of an exercise notice. The Company has not repurchased the shares on the grounds that the former TA Members are in material breach of their obligations under the TA MIPA, and the matter, including the validity of the purported exercise, is the subject of a pending arbitration proceeding. See Note 17 – Commitments and Contingencies.

During the three months ended August 31, 2026, based on additional information that became available regarding the dispute with the former TA Members, including the filing of the Demand for Arbitration on July 14, 2026 and the completion of the Milestone Period on August 6, 2026, management reassessed the classification of the TA Closing Shares. As a result of this reassessment, management concluded that, notwithstanding the Company’s position regarding the validity of the purported exercise, the TA Closing Shares should be accounted for as mandatorily redeemable and classified as a liability in accordance with ASC 480-10-25-7, measured as provided in ASC 480-10-30-2. Accordingly, the Company reclassified the TA Closing Shares from mezzanine equity to a liability of $300,000, representing 96,774 shares at the Base Price of $3.10 per share, and recorded the $87,000 difference between the mezzanine carrying value of $387,000 and the redemption amount in additional paid-in capital. No gain or loss was recognized on the reclassification.

The liability is presented within accrued expenses in the consolidated balance sheet at August 31, 2026 and will be derecognized only upon payment or legal release. The TA Closing Shares remain legally outstanding pending repurchase but are excluded from shares outstanding in the computation of basic and diluted earnings (loss) per share in accordance with ASC 260-10-45-70A. Recognition of the liability does not represent an assessment by management of the likely outcome of the arbitration, including the Company’s affirmative defenses and counterclaims.

In connection with the reclassification, the Company derecognized the remaining derivative liability of $30,000 related to the Put Option on the TA Closing Shares and recognized a corresponding credit of $30,000 in other income during the three months ended August 31, 2026.

TA Milestone Payment

The Milestone Period ended on August 6, 2026. The TA Milestone Payment is equal to five percent of Net Revenue generated by TA during the Milestone Period, subject to a maximum of $200,000, and is payable one-half in cash and one-half in shares of the Company’s common stock valued at $3.10 per share. The amount of the TA Milestone Payment has not been finalized, and the Company has recorded the obligation at the $200,000 contractual maximum, consisting of $100,000 in cash and approximately 32,258 shares of Company common stock ($100,000 at $3.10 per share). The former TA Members have asserted a TA Milestone Payment of $197,006. The TA Milestone Payment was due no later than August 16, 2026. It has not been paid, and the TA Milestone Shares have not been issued. See Note 17 – Commitments and Contingencies.

Because the Milestone Period has been completed, the TA Milestone Payment is no longer measured at fair value on a recurring basis. During the three months ended August 31, 2026, the Company adjusted the carrying amount of the obligation from $190,000 to $200,000, recognizing a charge of $10,000 in change in fair value of contingent consideration (a cumulative increase of $20,000 from the acquisition-date fair value of $180,000), and reclassified the obligation to accrued expenses.

The TA Milestone Payment is classified as a liability rather than within equity because the cash-settled portion is an obligation to transfer cash, and the share-settled portion, together with the Put Option described below, obligates the Company to transfer a fixed monetary value of $3.10 per share and may require settlement in cash. In addition, the former TA Members are seeking payment of the TA Milestone Payment as money damages in the pending arbitration. Because the liability is measured at the full amount payable, including the share-settled portion measured at the Base Price of $3.10 per share, no separate derivative liability is recognized for the Put Option applicable to the TA Milestone Shares.

Put Option — TA Milestone Shares

The Exercise Period applicable to the TA Milestone Shares commenced on August 6, 2026, the first anniversary of the Closing Date, and expires on November 6, 2026. The rights under Section 7.5 are exercisable only if the Fair Market Value of the Company’s common stock is less than the Base Price. The TA Milestone Shares have not been issued. If the Put Right were exercised with respect to the TA Milestone Shares, the Company would be required to settle the share-settled portion of the TA Milestone Payment in cash rather than in shares, in an amount of approximately $100,000. No additional liability has been recognized because the obligation is already recorded at that amount.

Amounts Payable to Former TA Members

At August 31, 2026, amounts payable to the former TA Members consist of the $300,000 share repurchase obligation and the $200,000 TA Milestone Payment, or $500,000 in the aggregate. Neither amount has been paid, and both are the subject of the pending arbitration described in Note 17 – Commitments and Contingencies. The Company has not accrued pre- or post-judgment interest, attorneys’ fees, or arbitration costs because it does not believe that such amounts are probable at this time. The Company has asserted counterclaims against the former TA Members. Those counterclaims constitute a gain contingency, have not been recognized, and have not been offset against the liabilities described above.

The fair values of the Put Option and the TA Milestone Payment measured on a recurring basis are as follows:

			Date of Issuance –
	August 31, 2026		August 06, 2025
	Fair Value	Input Level	Fair Value	Input Level

Derivative liability – Put Option	-	-	$130,000	Level 3
Contingent Consideration – TA Milestone Payment	-	-	$180,000	Level 3

The following table presents a reconciliation of the derivative liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

		TA Milestone
	Put Option	Payment
Balances at Issuance Date	$130,000	$180,000
Change in fair value	(100,000)	20,000
Derecognition of Put Option	(30,000)	-
Reclassification to accrued expenses	-	(200,000)
Balances at August 31, 2026	$-	$-

NOTE 9 – GoUSA TV Asset Purchase

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

The GoUSA TV assets are being integrated into JOURNY TV within the Media segment. GoUSA TV content serves as a U.S.-focused demand-generation layer within NextTrip’s broader media-to-commerce ecosystem

NOTE 10 – Intangible Assets

Intangible assets as of  August 31, 2026, and  February 28, 2026 consisted of the following:

	August 31, 2026	February 28, 2026
Software Development	$3,935,202	$3,736,917
Software Licenses	362,000	362,000
Trademark	6,283	6,283
FSA Travel, LLC Tradename	280,000	280,000
FSA Software Agreements	680,000	680,000
TA Pipeline, LLC Tradename	160,000	160,000
TA Pipeline, LLC Supplier and Agency Agreements	750,000	750,000
JOURNY TV – Trade Name	235,000	235,000
JOURNY TV Distribution Agreements	480,000	480,000
JOURNY TV Production Costs	271,320	-
GoUSA Content Episodes	106,500	106,500
GoUSA Content IMAX	74,500	74,500
GoUSA Distribution Agreements	760,000	760,000
GoUSA Assembled Workforce	54,000	54,000
Total	8,154,805	7,685,200
Accumulated amortization	(4,099,059)	(3,426,980)
Intangible assets, net of amortization	$4,055,746	$4,258,220

Amortization expense for the six months ended August 31, 2026 and 2025 was $672,079 and $422,016, respectively.

During the six months ended August 31, 2026 and 2025, the Company did not record any impairment losses associated with the carrying value exceeding its recoverable amount.

The estimated aggregate amortization expense for each of the succeeding fiscal years ending in February is as follows:

2027 (Remaining)	$545,685
2028	542,644
2029	422,752
2030	401,669
2031	399,894
Thereafter	1,267,214
$3,579,858

The schedule excludes capitalized software development costs of $198,285 and JOURNY TV production costs of $271,320 not yet placed in service (together $469,605) and trademarks of $6,283, or $475,888 in total.

NOTE 11 – Goodwill

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

Pursuant to ASC 350-20, the Company assigned its goodwill to reporting units and is required to test each reporting unit’s goodwill for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill resulting from the reverse acquisition is primarily attributable to NTH’s objective to obtain access to public markets to provide funding wherewithal to fund business growth. NTH’s benefit in paying for these synergies in the reverse acquisition transaction was to avoid the time and expense of organizing and executing an Initial Public Offering transaction. In the reverse acquisition, $1,167,805 of goodwill was allocated to the Company’s Travel reporting segment (its “NTH Reporting Unit”) under the acquisition method of accounting.

Acquisition of FSA Travel, LLC

As of  August 31, 2026, goodwill of $1,669,055 arising from the FSA acquisition has been reported within the Company’s Travel reporting segment. See Note 6, Acquisition of FSA Travel, LLC for a description of goodwill recognized in connection with the acquisition.

Acquisition of TA Pipeline LLC

As of  August 31, 2026, goodwill of $286,824 arising from the TA Pipeline acquisition has been reported within the Company’s reporting segment, Travel Products and Services. See Note 8, Acquisition of TA Pipeline, LLC for a description of goodwill recognized in connection with the acquisition.

NOTE 12 – Notes Payable

On October 17, 2025, the Company sold two short-term promissory notes, each for a principal balance of $18,000, to two investors for an aggregate principal balance of $36,000. Each note includes an Original Issue Discount of $3,000. The notes were payable in full on May 17, 2026. On June 3, 2026, the Company and each of the investors entered into an Extension of Promissory Note (the “Extension”) pursuant to which the parties agreed to extend the Maturity Date to November 17, 2026 at no additional cost to the Company. The notes may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid balance is immediately due and payable. As of  August 31, 2026, the aggregate balance on the notes was $36,000.

On March 24, 2026, the Company sold a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $180,550. The note includes an OID of $23,550, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $102,011 due on September 30, 2026, and the remaining four equal installments of $25,503 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. As of  August 31, 2026, the balance on the note, net of the unamortized debt discount was $169,081.

On May 26, 2026, the Company entered into an agreement to sell a short-term promissory note to 1800 Diagonal Lending LLC in the aggregate principal amount of $172,500. The note includes an OID of $22,500, and bears a one-time interest charge of 13%, which was applied on the issuance date to the principal. The note is payable in five installments, with the first payment in the amount of $97,462 due on November 30, 2026, and the remaining four equal installments of $24,366 are due on the 30th of each of the next four successive months. The note may be prepaid at any time with no prepayment penalty. Upon the event of default by the Company, any unpaid principal and interest may be converted to common stock at the election of 1800 Diagonal Lending LLC. The funding of the note closed on June 1, 2026. As of  August 31, 2026, the balance on the note, net of the unamortized debt discount was $156,136.

On June 9, 2026, the Company sold a non-interest bearing short-term promissory note to a private investor for $100,000. In connection with the note, the Company issued the investor a three-year warrant to purchase up to 25,000 shares of common stock at an exercise price of $2.75 per share. The maturity date of the note was August 8, 2026, and the investor has agreed to extend the maturity date on a month-to-month basis. At August 31, 2026, the full principal amount of $100,000 was outstanding.

On July 1, 2026, the Company entered into a short-term loan agreement with ODK Capital, LLC (“OnDeck”) for a principal amount of $275,000, repayable in eighteen monthly installments of $20,533 for a total repayment amount of $369,600. The Company paid an origination fee of $6,875. On July 21, 2026, the outstanding balance of $337,556 was repaid in full from the funding of the Lind Note at closing (see Note 14), As of August 31, 2026, there was no balance outstanding on the loan.

NOTE 13 – Long-Term Debt

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

In accordance with ASC 805 – Business Combinations, the assumed loan was recognized at its acquisition-date fair value of $98,920, which reflects a market-based effective interest rate of approximately 12.03% per annum over the remaining term of 299 months. The difference between the face value of the debt and the fair value at the acquisition date was included in the allocation of purchase consideration and is reflected in goodwill.

The loan is measured at amortized cost subsequent to the acquisition date, and interest expense is recognized using the effective interest method based on the fair value of the liability at the acquisition date. The following table summarizes the loan terms as of the acquisition date:

Description	Amount
Principal amount	$199,100
Fair value at acquisition date	$98,920
Remaining term (months)	299
Monthly payment	$995
Effective interest rate	12.03%

As of  August 31, 2026, the balance of the loan was $97,804.

NOTE 14 – Convertible Note Payable and Warrant Liability

The Financing

On July 21, 2026, the Company entered into a Securities Purchase Agreement with Lind Global Fund III LP (the “Investor”) and issued to the Investor a Senior Secured Convertible Promissory Note in the principal amount of $4,600,000 (the “Note”) and a Common Stock Purchase Warrant to purchase 1,030,928 shares of common stock at an exercise price of $3.88 per share (the “Warrant”). The funding amount was $4,000,000, and the $600,000 difference between the principal amount and the funding amount represents an original issue discount.

The funding amount was reduced at closing by a commitment fee of $120,000, $49,700 of the Investor’s legal fees, and a $337,556 payoff of an existing loan owed to ODK Capital, LLC, resulting in net cash proceeds to the Company of $3,492,744. A portion of the net proceeds was used to redeem the Predecessor Series B Preferred as described in Note 18.

Terms of the Note

The Note does not bear interest other than upon an event of default. Principal is repayable in fourteen consecutive monthly installments of $328,571 commencing on the date that is 120 days after the July 21, 2026 issuance date, with each installment payable at any time during the applicable calendar month. Any principal amount then outstanding is due on the January 21, 2028 maturity date.

Each monthly installment may be settled, at the Company’s option, in cash in an amount equal to 104% of the installment, in shares of common stock, or in a combination of the two. Shares issued in settlement of an installment are valued at 90% of the average of the five lowest daily volume weighted average prices during the twenty trading days preceding the payment date. Settlement in shares is permitted only if the shares may be immediately resold under Rule 144 without restriction or are covered by an effective resale registration statement. As of the date of this report, there is an effective resale registration statement.

Between payment dates, the Investor may increase the amount of up to two monthly installments to as much as $750,000 each by delivering written notice, with the increased amount payable within one day of the Company’s receipt of that notice. Amounts paid in excess of the scheduled installment reduce subsequent installments in reverse chronological order. The maximum incremental amount that the Investor may require the Company to pay ahead of schedule is $842,858.

The Note is convertible at the Investor’s option, in whole or in part, into common stock at a conversion price of $3.88 per share, subject to customary adjustments and to a full-ratchet adjustment upon the issuance of additional shares of common stock at an effective price below the conversion price, subject to a carve-out for certain defined issuances. Amounts converted reduce subsequent monthly installments in reverse chronological order. The Company may prepay the Note in full at par following the earlier of effectiveness of the resale registration statement or the date the underlying shares may be resold under Rule 144 without restriction, in which case the Investor may elect to convert up to one-third of the outstanding principal amount.

The Note is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company’s subsidiaries. Events of default include, among others, failure to pay amounts when due, failure to deliver shares when required, a change of control, the common stock ceasing to be listed on a trading market, and the Company’s market capitalization remaining below $12.5 million for ten consecutive trading days. Upon an event of default, the Investor may declare due an amount equal to 120% of the outstanding principal amount and may convert principal at a discount to the market price of the common stock.

The Company may not issue shares under the Note and the Warrant in excess of 2,982,493 shares, representing 19.99% of the shares of common stock outstanding immediately prior to execution of the Securities Purchase Agreement, unless shareholder approval is obtained. In addition, the Investor may not convert the Note or exercise the Warrant to the extent that it would beneficially own more than 4.99% of the outstanding common stock.

Terms of the Warrant

The Warrant entitles the Investor to purchase 1,030,928 shares of common stock at $3.88 per share and expires on July 21, 2031. The Warrant provides for cashless exercise in specified circumstances and contains a full-ratchet exercise price adjustment upon a dilutive issuance. In the event of a tender offer or exchange offer or other fundamental transaction, the Investor may require the Company to purchase the unexercised portion of the Warrant for its Black-Scholes value in cash.

Classification and Allocation

The Note and the Warrant were issued together for a single funding amount. The Warrant is a freestanding instrument and does not meet the conditions for equity classification in ASC 815-40 because the fundamental transaction provision may require the Company to settle the Warrant in cash in circumstances outside its control. The Warrant also meets the definition of a derivative in ASC 815-10 and does not qualify for the scope exception for contracts indexed to, and classified in, an entity’s own equity. The Warrant is therefore recognized as a liability, measured at fair value at issuance and at each reporting date, with changes in fair value recognized in earnings.

The proceeds were allocated first to the Warrant at its issuance-date fair value of $925,980, with the residual allocated to the Note. Issuance costs of $169,700 were allocated between the two instruments on the same basis; $130,415 allocated to the Note was recorded as a debt discount and $39,285 allocated to the Warrant was expensed as incurred and is presented within other income (expense).

The Company evaluated the redemption and conversion features embedded in the Note and determined that certain features would otherwise require bifurcation. Because the events that would trigger those features are not considered probable and the features had no significant value at issuance or at August 31, 2026, no amounts have been allocated to them. The Company will reassess this conclusion at each reporting date.

Carrying Amount of the Note

The carrying amount of the Note is as follows:

August 31, 2026
Principal Amount	$4,600,000
Unamortized OID, warrant allocation and issuance costs	$(1,457,985)
Carrying amount	$3,142,015
Less: current portion	$(2,244,293)
Non-current portion	$897,722

Installments contractually due within twelve months of the balance sheet date are classified as current and the remainder as non-current, with the unamortized discount allocated between the two on a pro rata basis. Ten installments are due on or before August 31, 2027 and four are due thereafter. Classification is based on the scheduled installment amounts; the Investor’s right to increase up to two installments, described above, has not been reflected in the classification because it had not been exercised at August 31, 2026 and its exercise is not considered probable. Exercise of that right in full would increase the current portion by $842,858 of principal.

The discount is accreted to interest expense over the term of the Note using the effective interest method. Accretion of $198,410 was recognized during each of the three and six months ended August 31, 2026. No installment payments had become due, and no principal had been converted, as of August 31, 2026.

Future principal payments on the Note are as follows:

Fiscal year ending	Amount
February 28, 2027	$1,314,290
February 29, 2028	$3,285,710
Total Principal	$4,600,000

Warrant Liability

The Warrant liability is measured at fair value on a recurring basis using the Black Scholes pricing model and is classified within Level 3 of the fair value hierarchy because the expected volatility used in the measurement is a significant unobservable input. The following inputs were used:

	August 31, 2026	July 21, 2026
Stock price	$1.43	$1.84
Exercise price	$3.88	$3.88
Dividend yield	-	-
Risk-free interest rate	4.46%	4.12%
Expected volatility	110.48%	110.26%
Expected life (in years)	2.5	2.5

Changes in the Warrant liability were as follows:

Amount
Balance at February 28, 2026	$-
Issuance of Warrant July 21, 2026	$925,980
Change in Fair Value	$(296,242)
Balance at August 31, 2026	$629,738

The $296,242 decrease in fair value is presented as a gain on revaluation of warrant liability within other income (expense) for each of the three and six months ended August 31, 2026. The Warrant liability is classified as non-current because the Warrant is exercisable through July 21, 2031 and settlement is not expected to require the use of current assets within twelve months.

NOTE 15 - Related Party Transactions

Monaco Investment Partners II Line of Credit and Exchange for Series B Preferred Stock

On May 6, 2025, the Company entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”) providing the Company with a $3,000,000 revolving line of credit. Advances under the MIP Line of Credit bore simple interest at a rate of 12% per annum, calculated from the date of each respective advance, with accrued interest payable monthly, and the outstanding principal and accrued interest were due at maturity on May 31, 2027. On July 13, 2026, the Company and MIP executed an amendment extending the maturity date to May 31, 2028, with all other significant terms, including the interest rate, unchanged. Mr. Monaco, the Chairman of our Board of Directors, controls MIP.

On August 25, 2026, the Company and MIP entered into an Exchange Agreement (the “MIP Exchange Agreement”) pursuant to which (i) the MIP Line of Credit was increased by $500,000 to $3,500,000, and MIP advanced an additional $500,000 to the Company on August 25, 2026, and (ii) MIP agreed to exchange the aggregate outstanding principal of $3,500,000, together with accrued and unpaid interest, for shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the stated value of $1,000 per share. The exchange became effective upon the filing of the Certificate of Designation of the Series B Preferred Stock with the Nevada Secretary of State on August 27, 2026. The Company issued 3,612 shares of Series B Preferred Stock to MIP in exchange for $3,500,000 of outstanding principal and $112,000 of the $112,438 of interest accrued on the original $3,000,000 of advances through August 24, 2026. No interest was accrued on the $500,000 advanced on August 25, 2026, the effective date of the MIP Exchange Agreement. The remaining $438 of accrued interest, which was not sufficient to be exchanged for a whole share, is included in accrued expenses on the balance sheet as of August 31, 2026. The MIP Line of Credit was not terminated in connection with the exchange and remains in effect on its existing terms. As of August 31, 2026, the full $3,500,000 was available for future advances through the May 31, 2028 maturity date.

The Series B Preferred Stock has a stated value of $1,000 per share, ranks on parity with the Company’s Series A Preferred Stock and senior to the Company’s common stock, and accrues cumulative, compounding dividends at a rate of 12% per annum on the stated value, payable quarterly beginning January 2, 2027 in cash or in additional shares of Series B Preferred Stock at the Company’s election. Each share of Series B Preferred Stock is convertible at the holder’s option at any time into shares of common stock at a fixed conversion price of $3.88 per share, which is equal to the conversion price under the Company’s Lind financing (see Note 14), subject to adjustment for stock splits and similar events and to a beneficial ownership limitation of 19.99% of the Company’s outstanding common stock absent stockholder approval. The 3,612 shares issued are convertible into 930,927 shares of common stock, excluding accrued dividends. The Company may redeem the Series B Preferred Stock, in whole or in part, at any time at the stated value plus accrued and unpaid dividends; holders have no right to require redemption. The Series B Preferred Stock has no voting rights other than customary protective provisions and has a liquidation preference equal to the stated value plus accrued and unpaid dividends.

The MIP Exchange Agreement was reviewed and approved by the disinterested members of the Company’s Board of Directors and by the Audit Committee in accordance with the Company’s Related Party Transactions Policy. Because MIP is a related party, the extinguishment of the MIP Line of Credit was accounted for as a capital transaction in accordance with ASC 470-50-40-2, and no gain or loss on extinguishment was recognized in the consolidated statements of operations. The Series B Preferred Stock was recorded at $3,612,000, the carrying amount of the principal and accrued interest extinguished.

As of August 31, 2026, no principal was outstanding under the MIP Line of Credit. As of February 28, 2026, $3,000,000 of principal and $28,192 of accrued interest were outstanding. Interest expense under the MIP Line of Credit was $82,849 and $171,616 for the three and six months ended August 31, 2026, respectively, and $65,883 and $77,411 for the three and six months ended August 31, 2025, respectively.

Donald P. Monaco Insurance Trust Short-Term Promissory Note

On March 25, 2026, the Company sold a short-term unsecured promissory note (the “Note”) to the Donald P. Monaco Insurance Trust in the principal amount of $80,000. The Note bore interest at 7.5% per annum and had an initial maturity date of April 3, 2026. Between April 6, 2026 and June 30, 2026, the parties entered into eight amendments to the Note that increased the principal amount to $950,000 and extended the maturity date to July 15, 2026. Mr. Monaco serves as trustee of the Donald P. Monaco Insurance Trust.

On July 21, 2026, the Company repaid the Note in full, consisting of principal of $950,000 and accrued interest of $11,162, using a portion of the proceeds from the Lind financing (see Note 14 - Convertible Note Payable and Warrant Liability). As of August 31, 2026, no amounts were outstanding under the Note. Interest expense on the Note was $8,384 and $12,757 for the three and six months ended August 31, 2026, respectively.

Compensation Deferral

The Company’s Chief Executive Officer, William Kerby, at his election, agreed to defer $100,000 of his annual salary as well as payments related to personal financial guarantees and his car allowance through July 15, 2026. At  August 31, 2026, the total compensation deferred by Mr. Kerby was $240,561. The deferred amounts accrue interest at a rate of 7.5% per annum.

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

As of  August 31, 2026, the Company had advanced a total of $469,828 to Privilege, for which the Company has recorded a full credit loss reserve based on Privilege’s pre-revenue status, the going-concern opinion issued by Privilege’s independent auditor, the de minimis proceeds raised under Privilege’s qualified Regulation A offering at  August 31, 2026, the contractual subordination of advance repayments to NextTrip Privilege’s operating obligations, and the absence of collateral.

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

The Option had not been exercised as of August 31, 2026. The underlying Class B common stock has no readily determinable fair value, Privilege has minimal operations, and the Company does not consider exercise of the Option to be probable. Accordingly, no amount has been recognized on the Company’s balance sheet in respect of the Option. See Note 17 - Commitments and Contingencies for additional information regarding the Option as a contingent purchase commitment.

Common Officers and Directors

Three of the Company’s executive officers and directors concurrently serve as executive officers and directors of Privilege: Donald P. Monaco serves as President, Chairman and a director of Privilege; William Kerby serves as Vice President and a director of Privilege; and Frank Orzechowski serves as Chief Financial Officer and a director of Privilege.

Strategic Partnership with KCGM

Effective July 17, 2025, the Company entered into a strategic partnership with KCGM to expand the distribution of JOURNY-branded television and digital content in international markets. Since entering into the partnership, JOURNY TV has launched on JioTV and JioTV+ in India, Openview Stream in Africa, and TCL platforms across territories in the Asia-Pacific and Middle East regions. The Company also has additional launches confirmed or in progress with platforms in Australia, India and other international markets.

Under the terms of the partnership agreement, NextTrip granted to KCGM the right to use the JOURNY TV name, brand, logo, and other related intellectual property rights as well as the right and license to use the JOURNY TV content for a five year period. In return for these rights, KCGM agreed to pay to NextTrip 50% of all amounts actually received by KCGM which are directly derived from the programming service. As of August 31, 2026, no payments had been received from KCGM.

NOTE 16 - Deferred Revenue

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

The Company expects substantially all remaining performance obligations as of August 31, 2026 to be satisfied, and the related deferred revenue to be recognized as revenue, within the next twelve months.

The following table presents the changes in the Company’s deferred revenue balance for the six months ended August 31, 2026 and August 31, 2025:

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
Deferred revenue, beginning of year	$1,655,990	$97,770
Additions - consideration received from customers	1,361,416	2,714,889
Revenue recognized during the period	(1,840,731)	(713,951)
Deferred revenue, ending balance	$1,176,675	$2,098,708

Revenue recognized during each period that was included in the deferred revenue balance at the beginning of the respective period was as follows:

	Six Months Ended August 31, 2026	Six Months Ended August 31, 2025
Revenue recognized that was included in the deferred revenue balance at the beginning of the year	$1,508,916	$83,535

The opening balance of deferred revenue as of March 1, 2025 (i.e., the beginning of the earliest comparative period presented) was $97,770.

NOTE 17 - Commitments and Contingencies

Litigation and Claims

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to its business, including breach of contract claims, intellectual property, employment and vendor matters. Except as described below under "TA Pipeline Arbitration," the Company believes that the resolution of currently pending matters would not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations. However, the Company's assessment of these matters could change as a result of facts not presently known to the Company or determinations by judges, juries, arbitrators or other finders of fact that are not in accord with management's evaluation of the possible liability or outcome.

TA Pipeline Arbitration

In connection with the acquisition of TA Pipeline LLC on August 6, 2025, the Company agreed under the TA MIPA to (i) repurchase the TA Closing Shares at the Base Price of $3.10 per share upon exercise of the Put Option and (ii) pay the TA Milestone Payment following completion of the Milestone Period. The terms of these obligations and the related accounting are described in Note 8 – Acquisition of TA Pipeline LLC.

On February 24, 2026, the former TA Members delivered notice purporting to exercise the repurchase right under the Put Option with respect to all 96,774 TA Closing Shares. If the exercise was valid, the Company was required to pay $300,000 by March 24, 2026. The Milestone Period ended on August 6, 2026. The resulting TA Milestone Payment of $200,000, consisting of $100,000 in cash and approximately 32,258 shares of common stock, was due on August 16, 2026. The Company has not paid either amount. The Company believes the former TA Members are in material breach of their obligations under the TA MIPA, as described further below, and has declined to make these payments.

On July 14, 2026, the former TA Members commenced a binding arbitration proceeding against the Company. They are seeking the $300,000 repurchase price, pre-award and post-award interest, and attorneys' fees and costs. On September 3, 2026, the former TA Members filed an Amended Statement of Claim adding a claim for the TA Milestone Payment, which they assert is $197,006 (see Note 20). On September 9, 2026, the Company filed its response and asserted counterclaims against the former TA Members for breach of contract, breach of the implied covenant of good faith and fair dealing, and intentional misrepresentation, seeking an award of not less than $1,000,000. An evidentiary hearing is scheduled for January 21, 2027. The Company believes it has meritorious defenses and intends to defend against the claims and pursue its counterclaims vigorously.

During the three months ended August 31, 2026, based on additional information that became available regarding the dispute with the former TA Members, including the filing of the Demand for Arbitration on July 14, 2026 and the completion of the Milestone Period on August 6, 2026, management reassessed the accounting for the TA Closing Shares and the Milestone Payment. As a result of this reassessment, the Company reclassified the TA Closing Shares from mezzanine equity to a liability of $300,000, representing the amount payable to repurchase the shares at the Base Price, and recorded a liability of $200,000 for the Milestone Payment, with the $87,000 difference between the $387,000 carrying value of the TA Closing Shares and the $300,000 liability recorded for them credited to additional paid-in capital. Such reclassification does not represent an assessment by management of the likely outcome of the arbitration. The Company has not accrued pre-award or post-award interest, or the claimants' attorneys' fees and costs, which could be awarded if the arbitration is resolved adversely to the Company. The Company is unable to estimate the reasonably possible loss in excess of amounts accrued because the proceeding is at an early stage and the claimants have not quantified their claim for interest, fees and costs.

The Company's counterclaims represent a gain contingency. They have not been recognized and have not been offset against the liabilities described above. There can be no assurance that the Company will recover any amounts on its counterclaims.

The Exercise Period for the Put Option applicable to the TA Milestone Shares expires on November 6, 2026. If the former TA Members exercise the Put Option with respect to the TA Milestone Shares, the Company would be required to settle the share-settled portion of the TA Milestone Payment in cash, in the amount of approximately $100,000. Because this amount is already included in the accrued TA Milestone Payment, exercise would not result in additional loss.

Option to Purchase NextTrip Privilege, Inc. Class B Common Stock

On December 2, 2025, the Company was granted an option by NextTrip Group, LLC to acquire up to 12,500,000 shares of Class B common stock of NextTrip Privilege, Inc. at $0.01 per share, or an aggregate exercise price of $125,000, exercisable from June 1, 2026 through December 31, 2027. The Option represents a contingent purchase commitment of the Company of up to $125,000 in aggregate exercise price. As described in Note 15 - Related Party Transactions, no amount has been recognized on the Company’s balance sheet in respect of the Option, and the Company does not consider exercise of the Option to be probable.

JOURNY TV Licensing and Royalty Payment Obligation

In connection with the JOURNY TV Asset Acquisition (see Note 7), the Company is obligated to make license fee payments to Ovation LLC totaling $336,801 over the period from April 2025 through October 2027. These payments were initially recorded at their present value of $299,800, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of  August 31, 2026, the carrying value of the JOURNY TV licensing and royalty payment obligation was $105,316, of which $82,607 is classified within current liabilities and $22,709 is classified within non-current liabilities on the Company’s consolidated balance sheet.

GoUSA TV Minimum Royalty Payment Obligation

In connection with the GoUSA TV Asset Purchase (see Note 9), the Company agreed, for the three-year period beginning on the closing date of February 2, 2026, to pay Brand USA a royalty equal to 1% for every $100,000 in destination booking revenue directly attributed to the acquired content, subject to a minimum quarterly payment of $30,000. The total undiscounted minimum royalty payments over the three-year term are $360,000 (12 quarterly payments of $30,000 each). These minimum guaranteed payments were recorded at their present value of $295,000, discounted using the Company’s estimated cost of debt of 12.03% per annum. The difference between the undiscounted minimum payments and their present value is being recognized as interest expense using the effective interest method over the payment term. As of  August 31, 2026, the carrying value of the GoUSA TV minimum royalty payment obligation was $284,548, of which $121,513 is classified within current liabilities and $163,035 is classified within non-current liabilities on the Company’s consolidated balance sheet.

Lind Global Fund III LP Registration Rights

Under the Securities Purchase Agreement entered into with Lind Global Fund III LP on July 21, 2026, the Company was required to file a registration statement covering the resale of the shares issuable under the note and warrant described in Note 14 and to have that registration statement declared effective within ninety days of closing. The registration statement was declared effective on August 27, 2026, and no payments were incurred in respect of a failure to file or a failure to obtain effectiveness.

The Company remains subject to payment obligations if the registration statement ceases to be available for sales of the covered shares for more than five trading days, or if the Company fails to remain current in its Exchange Act reporting such that the investor is unable to sell under Rule 144. Upon either failure, the Company is required to pay the investor an amount in cash equal to 1% of the then outstanding principal amount of the note, and a further 1% on each thirty-day anniversary until the failure is cured. Based on the $4,600,000 principal amount outstanding at August 31, 2026, each such payment would be approximately $46,000. The Company accounts for these arrangements in accordance with ASC 450 and recognizes a liability when a payment becomes probable and estimable. No amounts were incurred or accrued during the three and six months ended August 31, 2026, and the Company does not currently consider a payment to be probable. The Company also may be required to pay partial liquidated damages for delays in the removal of restrictive legends from shares delivered to the investor.

Now that the resale registration statement is effective, the Company’s ability to settle monthly installments in shares of common stock is limited principally by the 2,982,493 share Exchange Cap and the 4.99% beneficial ownership limitation. Shares issuable on exercise of the Warrant and on conversion of the Note at the stated conversion price account for 2,216,495 shares of the Exchange Cap. Because shares issued in settlement of an installment are valued at a discount to the market price of the common stock, a decline in the Company’s share price increases the number of shares required and could cause the Exchange Cap to be reached before the Note is repaid in full. To the extent the Exchange Cap is reached and shareholder approval has not been obtained, remaining installments would be payable in cash at 104% of the installment amount, and the investor may require that any remaining balance be repaid in cash.

NOTE 18 - Stockholders’ Equity

Mezzanine Equity

TA Pipeline LLC Acquisition

In connection with the acquisition of TA Pipeline LLC on August 6, 2025, the Company issued 96,774 restricted shares of common stock (the “TA Closing Shares”). Although the shares are legally common stock, they were classified as mezzanine (temporary) equity because they were subject to contingent redemption rights under Section 7.5 of the TA MIPA that could require settlement in cash upon the occurrence of events outside the Company’s control. Accordingly, the shares were presented outside of permanent stockholders’ equity and below total liabilities, and were carried at their initial measurement of approximately $387,000, based on the $4.00 closing price of the Company’s common stock on the acquisition date. The carrying amount was not subsequently remeasured while the shares remained in mezzanine equity.

During the three months ended August 31, 2026, based on additional information that became available regarding the dispute with the former TA Members, including the filing of the Demand for Arbitration on July 14, 2026 and the completion of the Milestone Period on August 6, 2026, management reassessed the classification of the TA Closing Shares. Management concluded that, notwithstanding the Company’s position regarding the validity of the purported exercise of the Put Right, the TA Closing Shares should be accounted for as mandatorily redeemable and classified as a liability in accordance with ASC 480-10-25-7, measured as provided in ASC 480-10-30-2. Accordingly, the Company reclassified the TA Closing Shares out of mezzanine equity and recorded a liability of approximately $300,000, representing 96,774 shares at the Base Price of $3.10 per share, which is included in accrued expenses in the consolidated balance sheet at August 31, 2026. The approximately $87,000 difference between the $387,000 mezzanine carrying value and the amount of the liability was credited to additional paid-in capital, and no gain or loss was recognized on the reclassification. No amounts remained classified as mezzanine equity at August 31, 2026.

The TA Closing Shares remain legally outstanding pending repurchase but, from the date of reclassification, are excluded from the shares of common stock reported as issued and outstanding within permanent stockholders’ equity and from the computation of basic and diluted loss per share. Recognition of the liability reflects the Company’s contractual obligation under the TA MIPA and does not represent an assessment by management of the likely outcome of the arbitration, including the Company’s affirmative defenses and counterclaims.

For further information regarding the TA Closing Shares, the Put Option and the TA Milestone Payment, refer to Notes 8, 17 and 20.

Predecessor Series B Convertible Preferred Stock — Helena Global Investment Opportunities 1 Ltd. (Withdrawn)

On May 6, 2026, the Company entered into a Securities Purchase Agreement with Helena Global Investment Opportunities 1 Ltd. (“Helena”) pursuant to which the Company issued 408,421 shares of Series B Convertible Preferred Stock (the “Predecessor Series B Preferred”), consisting of 368,421 shares issued for cash proceeds of $1,015,000 and 40,000 Issuance Fee Shares issued for no additional consideration, together with a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $2.755 per share. The Predecessor Series B Preferred had a stated value of $2.755 per share, or $1,125,200 in the aggregate, accrued dividends at 12% per annum (18% per annum upon an Event of Default), was convertible at the option of the holder at an initial conversion price of $2.755 per share, and was subject to mandatory redemption by the Company on August 30, 2026 at stated value plus all accrued and unpaid dividends, subject to the holder’s right to extend that date to December 31, 2026.

The Predecessor Series B Preferred was classified as mezzanine equity in accordance with ASC 480-10-S99-3A because of the mandatory redemption date, together with the holder’s right to elect a one-time extension of that date, placed the form and timing of settlement outside the Company’s sole control. The carrying amount was accreted to the redemption amount from the issuance date to the mandatory redemption date using the effective interest method.

At May 31, 2026, 408,421 shares of Predecessor Series B Preferred were outstanding with a mezzanine carrying value of $807,997.

On July 21, 2026, the Company redeemed all 408,421 outstanding shares of Predecessor Series B Preferred in full for cash of $1,151,830, consisting of aggregate stated value of $1,125,200 and accrued and unpaid dividends of $26,630, using a portion of the net proceeds of the senior secured convertible note issued to Lind Global Fund III LP on that date (see Note 14 - Convertible Note Payable and Warrant Liability). During the period from June 1, 2026 through the redemption date, the Company recorded accretion of the Series B Preferred Stock discount of $326,205, which was recognized as interest expense and is included in net loss for the three and six months ended August 31, 2026. The Company also recorded accrued and unpaid dividends of $17,628 on the Series B Preferred Stock through the redemption date, which were charged to accumulated deficit and are reflected as a deemed dividend in the computation of net loss attributable to common stockholders for the three and six months ended August 31, 2026. No shares of Predecessor Series B Preferred were converted into common stock, the Mandatory Default Amount was never triggered, no liquidated damages were incurred under the registration rights provisions of the Securities Purchase Agreement, and no shares remained outstanding at August 31, 2026.

In connection with the redemption, the Guarantee and Pledge Agreement under which 1,365,314 shares of common stock owned by the Company’s Chief Executive Officer had been pledged to secure the Company’s obligations to Helena was released. The Investor Warrant and the placement agent warrants issued in connection with the May 2026 private placement remain outstanding and continue to be classified within permanent stockholders’ equity.

On August 27, 2026, no shares of Predecessor Series B Preferred being outstanding, the Company filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada withdrawing the Certificate of Designation of Series B Convertible Preferred Stock filed on May 6, 2026.

Common Stock

The Company has 250,000,000 shares of common stock authorized for issuance pursuant to its amended and restated articles of incorporation, as amended (“Charter”). At  August 31, 2026 and  February 28, 2026, there were 14,989,327 (excluding 96,774 shares classified as a liability) and 13,978,171 shares of common stock, par value $0.001 per share, issued and outstanding, respectively. All shares of common stock have equal voting rights, are fully-paid and non-assessable, and are entitled to one vote per share.

During the first quarter of 2026, the Company issued 60,000 shares of common stock in connection with various investor relations consulting contracts, 77,500 shares of common stock in connection with strategic marketing and business development contracts, 200,000 shares of common stock as consideration pursuant to third party contractor services, 8,000 shares of common stock to a vendor as settlement for outstanding invoices, 13,801 shares of common stock issued as stock-based compensation to an employee, 4,640 shares issued as commission payments to travel agents, 54,582 shares issued to investors in private placements.

During the second quarter of 2026, the Company issued 394,416 shares of common stock in connection with various investor relations consulting contracts, 27,735 shares of common stock pursuant to third party contractor services related to the production of the I DO series for JOURNY TV, 50,000 shares of common stock pursuant to the Company's acquisition of a 51% equity interest in YADA Commerce, Inc., 18,200 shares of common stock issued to David Jiang, a director of the Company in a private placement, 4,574 shares issued as commission payments to travel agents, and 8,278 shares of common stock issued to an investor pursuant to a warrant exercise, and 89,430 common shares issued to former directors of the Company in connection with settling accrued directors fees.

During the first quarter of 2025, the Company issued 105,000 shares of common stock in connection with various investor relations consulting contracts, 45,643 shares of common stock to the holders of shares of the Company’s Series L and Series M Preferred stock as dividends, 20,000 shares of common stock to Ovation as partial consideration pursuant to the April 1, 2025 JOURNY TV Asset Purchase Agreement; 5,000 shares of common stock to ITA as a finder’s fee related to the FSA acquisition; 15,000 shares of common stock pursuant to a consulting contract related to the development and launch of a dedicated beauty and wellness FAST channel; and 5,843,993 shares of common stock to the members of NTG pursuant to the Exchange Agreement, constituting Contingent Shares issuable to the members of NTG upon the achievement of all business milestones.

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

At-the-Market Offering

On August 31, 2026, the Company entered into an At the Market Offering Agreement (the "Offering Agreement") with Titan Partners Securities LLC ("Titan"), as sales agent, under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $6,500,000 in "at the market offerings" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the "Securities Act").

Titan is entitled to a commission of 3.5% of the gross sales price of the shares it sells, and the Company has agreed to reimburse Titan's reasonable legal fees up to $35,000, plus up to $5,000 per periodic due diligence update. In addition, the Company has agreed to pay Craft Capital Management LLC, its prior placement agent, a fee of 2.0% of the gross proceeds of each sale in consideration of Craft Capital's waiver of its exclusivity rights with respect to the offering. Titan is required to use commercially reasonable efforts to sell the shares the Company designates, but the Company is not obligated to sell, and Titan is not obligated to purchase, any shares. Either party may suspend the offering at any time.

No shares had been sold under the Offering Agreement at August 31, 2026. On September 23, 2026, the Company sold 100 shares of common stock under the Offering Agreement for gross proceeds of $205.

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

An aggregate of 153,928 and 100,316 shares of preferred stock were issued and outstanding at  August 31, 2026 and  February 28, 2026, respectively, as further discussed below.

Series A Convertible Preferred Stock

On February 6, 2026, the Company filed a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) with the Secretary of State of the State of Nevada, designating 1,000,000 shares of the Company’s preferred stock as Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred”).

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

Conversion. Effective as of 5:00 pm Eastern time on the third business day after the date that the Company’s stockholders approve the conversion of Series A Preferred into shares of Common Stock in accordance with the listing rules of Nasdaq, each outstanding share of Series A Preferred shall automatically be converted into one share of Company common stock (subject to adjustment under certain limited circumstances) (the “Series A Conversion Ratio”), subject to beneficial ownership limitations.

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

At  August 31, 2026, 150,000 shares of the issued Series A Preferred were outstanding, which if converted as of  August 31, 2026, would have resulted in the issuance of 150,000 shares of common stock.

Series B Convertible Preferred Stock — Monaco Investment Partners II, LP (Related Party)

The Series B Convertible Preferred Stock described below (the “Series B Preferred”) is a separate series of preferred stock newly designated on August 27, 2026 and is distinct in all respects from the Predecessor Series B Preferred described above. The two series share only the “Series B” designation; they differ in stated value, conversion price, dividend terms, redemption rights and balance sheet classification.

Effective August 25, 2026, the Company and Monaco Investment Partners II, LP (“MIP”) entered into an Exchange Agreement pursuant to which the Company (i) increased the MIP Line of Credit by $500,000, which amount was funded in cash, resulting in aggregate advances outstanding of $3,500,000, and (ii) agreed to issue to MIP shares of a newly designated series of Series B Preferred in a number equal to the aggregate advances plus all interest accrued thereon through the effective date, divided by the $1,000 per share stated value, in exchange for the cancellation of that indebtedness. MIP is owned and controlled by Donald P. Monaco, Chairman of the Company’s Board of Directors. Accordingly, the transaction was reviewed and approved by the disinterested members of the Board of Directors and by the Audit Committee in accordance with Nevada corporate law, the Nasdaq listing rules and the Company’s Related Party Transactions Policy.

On August 27, 2026, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock with the Secretary of State of the State of Nevada, designating 4,500 shares of the Company’s preferred stock as Series B Preferred, and the Exchange Agreement closed. The Company issued 3,612 shares of Series B Preferred, with an aggregate stated value of $3,612,000, in cancellation of $3,500,000 of outstanding principal and $112,000 of the $112,438 of interest accrued through August 24, 2026 under the MIP Line of Credit. The remaining $438 of the outstanding indebtedness, representing the fractional residual in excess of the aggregate stated value of the whole shares issued, was not exchanged and is payable to MIP in cash; that amount is included in accrued expenses at August 31, 2026 (see Note 15). No principal or accrued interest remained outstanding under the MIP Line of Credit following the exchange.

The terms and conditions set forth in the Certificate of Designation are summarized below:

Stated Value. $1,000 per share; par value $0.001 per share. 4,500 shares of Series B Preferred are authorized, of which 3,612 shares were issued and outstanding at August 31, 2026.

Ranking. The Series B Preferred ranks pari passu with the Company’s other outstanding series of preferred stock and senior to the common stock and any other series of capital stock ranking junior to the Series B Preferred.

Dividends. Dividends accrue at 12.0% per annum, cumulative and compounding, computed on the basis of a 360-day year and the actual number of days elapsed, and are payable beginning January 2, 2027 and on the first day of each calendar quarter thereafter. On each quarterly payment date the Company may pay dividends either in cash or in additional shares of Series B Preferred issued at stated value, in its sole discretion.

Voting. Except as otherwise required by the Nevada Revised Statutes, the Series B Preferred has no voting rights. However, without the affirmative vote of the holders of a majority of the then outstanding Series B Preferred, the Company may not (i) alter or change adversely the powers, preferences or rights given to the Series B Preferred or amend the Certificate of Designation in any manner that adversely affects the rights of holders, (ii) issue further shares of Series B Preferred or increase or decrease the number of authorized shares of Series B Preferred, or (iii) enter into any agreement with respect to the foregoing.

Conversion. At the option of the holder, each outstanding share of Series B Preferred may be converted into that number of shares of common stock equal to the quotient obtained by dividing (i) the stated value of such share plus all accrued and unpaid dividends thereon by (ii) an initial conversion price of $3.88 per share, subject to adjustment under certain limited circumstances. The Certificate of Designation prohibits the issuance of shares of common stock upon conversion to the extent such issuance would result in the holder beneficially owning in excess of 19.99% of the Company’s outstanding shares of common stock.

Liquidation. In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, holders of Series B Preferred are entitled to receive, in preference to the holders of common stock and any class of capital stock junior to the Series B Preferred, an amount per share equal to the stated value plus all accrued and unpaid dividends.

Redemption. The Company has the right, at its option, to redeem all or any portion of the Series B Preferred at a price per share equal to the stated value plus all accrued and unpaid dividends. The Series B Preferred is not redeemable at the option of the holder and has no mandatory redemption date.

Classification

The Series B Preferred is not mandatorily redeemable, is not redeemable at the option of the holder, and is not redeemable upon the occurrence of an event that is not solely within the Company’s control. Accordingly, the Series B Preferred is outside the scope of ASC 480-10-25-4 and ASC 480-10-S99-3A and is classified within permanent stockholders’ equity. This classification differs from that of the Predecessor Series B Preferred, which was presented as mezzanine equity solely as a result of the mandatory redemption feature of that instrument. The Company evaluated the embedded conversion feature under ASC 815-15 and ASC 815-40 and concluded that the feature is indexed to the Company’s own stock and would be classified in stockholders’ equity if freestanding; accordingly, bifurcation was not required.

Accounting for the Exchange

Because MIP is a related party and participated in the exchange in its capacity as a holder of the Company’s securities, the Company accounted for the exchange of the MIP Line of Credit for Series B Preferred as a capital transaction rather than as an extinguishment giving rise to a gain or loss, consistent with ASC 470-50 and SAB Topic 5T. Accordingly, the Series B Preferred was recorded at $3,612,000, the carrying amount of the principal and accrued interest extinguished, and no gain, loss or deemed dividend was recognized. In reaching this conclusion the Company considered that the $1,000 stated value per share corresponds to the principal amount exchanged, that the 12% dividend rate borne by the Series B Preferred is identical to the interest rate borne by the MIP Line of Credit, and that the $3.88 conversion price exceeded the $1.37 closing price of the Company’s common stock on August 27, 2026, such that the conversion feature had no intrinsic value at issuance and the exchange was not effected on terms favorable to the related party.

The $3.88 conversion price also exceeded the closing price of the Company’s common stock at the time the Exchange Agreement was entered into, and corresponds to the exercise price of the warrant issued to Lind Global Fund III LP in the Company’s July 2026 financing with an unaffiliated investor.

Shares Outstanding

At August 31, 2026, 3,612 shares of Series B Preferred were issued and outstanding with an aggregate stated value of $3,612,000.  The Series B Preferred outstanding at August 31, 2026 was convertible into approximately 930,927 shares of common stock.

Series E Convertible Preferred Stock

Under the Certificate of Designations of the Series E Preferred Stock, shares of the Company’s Series E Preferred have an initial stated value of $1,500 per share (the “Series E Stated Value”). Dividends at the initial rate of 9% per annum will accrue and, on a monthly basis, shall be payable in kind by the increase of the Series E Stated Value of the Series E Preferred by said amount. The holders of shares of the Series E Preferred have the right at any time to convert all or a portion of the Series E Preferred (including, without limitation, accrued and unpaid dividends and make-whole dividends through the third anniversary of the closing date) into shares of the Company’s common stock at an initial conversion rate determined by dividing the Conversion Amount by the conversion price ($0.13 above the consolidated closing bid price for the trading day prior to the execution of the related stock purchase agreement). The Conversion Amount is the sum of the Series E Stated Value of the shares of Series E Preferred then being converted plus any other unpaid amounts payable with respect to the Series E Preferred being converted plus the “Make Whole Amount” (the amount of any dividends that, but for the conversion, would have accrued at the dividend rate for the period through the third anniversary of the initial issuance date). The Conversion Rate is also subject to adjustment for stock splits, dividends, recapitalizations and similar events.

At  August 31, 2026, 316 shares of Series E Preferred were outstanding, which if converted as of  August 31, 2026, including the make-whole dividends, would have resulted in the issuance of 3,673 shares of common stock.

Stock Options

On December 28, 2023, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the adoption of the NextTrip 2023 Equity Incentive Plan (the “2023 Plan”). 7,000,000 shares of common stock have been reserved for issuance under the 2023 Plan, and as of  August 31, 2026, 5,466,374 shares are available for future issuance.

The Company’s 2013 Equity Incentive Plan expired on March 15, 2023. As such, there were no shares of common stock reserved for future issuance thereunder as of  August 31, 2026.

On March 26, 2025, under the terms of the 2013 Equity Incentive Plan, all outstanding options terminated upon the change in control effected by the issuance of Contingent Shares pursuant to the Exchange Agreement entered into in connection with the NextTrip Acquisition.

During the six months ended August 31, 2026 and 2025, the Company granted and issued stock options to purchase an aggregate of 200,000 and 556,250 shares of common stock, respectively, under the 2023 Plan.

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

Total stock-based compensation expense included in the statements of operations for the three months ended August 31, 2026 and 2025 was $0, and for the six months ended August 31, 2026 and 2025 was $(13,660) related to a common share issuance and $138,325 related to stock options, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the six months ended August 31, 2026 and  August 31, 2025.

	2026	2025
Dividend yield	-%	-%
Risk-free interest rate	3.89%	3.83% - 4.06%
Expected volatility	136.86%	122.5% - 139.7%
Expected life (in years)	3.0	3.0 - 5.0

Option activity for the six months ended August 31, 2026 and the year ended  February 28, 2026 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (Yrs.)	Value ($)

Options outstanding at February 28, 2025	76,342	52.69	1.60	-
Granted	914,825	4.39	2.28
Exercised	-	-	-	-
Forfeited or cancelled	(76,342)	52.69	-	-
Options outstanding at February 28, 2026	914,825	4.39	2.28	-
Granted	200,000	2.64	2.94	-
Exercised	-	-	-	-
Forfeited or cancelled	(175,000)	2.64	-	-
Options outstanding August 31, 2026	939,825	4.35	1.80	-
Options expected to vest in the future as of August 31, 2026	-	-	-	-
Options exercisable at August 31, 2026	939,825	4.35	1.80	-
Options vested, exercisable, and options expected to vest at August 31, 2026	939,825	4.35	1.80	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At  August 31, 2026, no options had an exercise price below the $1.43 closing price of our common stock as reported on The Nasdaq Capital Market.

At  August 31, 2026, there was no unrecognized stock-based compensation expense related to unvested stock options.

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

The Company did not grant any SARs during the six months ended August 31, 2026 or  August 31, 2025.

The Company recognizes compensation expense and a corresponding liability for the fair value of the SARs over the vesting period for each SAR award. The SARs are revalued at each reporting date in accordance with ASC 718 “Compensation-Stock Compensation,” and any changes in fair value are reflected in the Statement of Operations as of the applicable reporting date.

SARs activity for the six months ended August 31, 2026 and the year ended  February 28, 2026 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price ($)	Life (Yrs.)	Value ($)

SARs outstanding at February 28, 2025	40,223	44.80	1.99	-
Exercised	-	-	-	-
Forfeited or cancelled	(3,907)	52.60	-	-
SARs outstanding at February 28, 2026	36,316	43.96	1.17	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or cancelled	(6,317)	68.40	-	-
SARs outstanding August 31, 2026	29,999	38.81	0.81	-
SARs expected to vest in the future as of August 31, 2026	-	-	-	-
SARs exercisable at August 31, 2026	29,999	38.81	0.81	-
SARs vested, exercisable, and SARs expected to vest at August 31, 2026	29,999	38.81	0.81	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the market price of our common stock for those awards that have an exercise price below the market price of our common stock. At  August 31, 2026, no SARs had an exercise price below the $1.43 closing price of our common stock as reported on The Nasdaq Capital Market.

At  August 31, 2026, there was no unrecognized stock-based compensation expense related to unvested SARs.

Warrants

The fair value of warrants issued during the six months ended August 31, 2026 and 2025 was estimated using the Black-Scholes model with the following assumptions.

Assumptions:

	2026	2025
Dividend yield	-%	-%
Risk-free interest rate	3.54% - 4.24%	3.9% - 4.1%
Expected volatility	104.5% - 119.4%	156.4% - 160.5%
Expected life (in years)	1.5 - 2.5	3.32 - 5.0

Warrant activity for the six months ended August 31, 2026 and the year ended  February 28, 2026 was as follows:

		Weighted	Weighted Average
		Average	Remaining
		Exercise	Contractual
	Warrants	Price ($)	Life (Yrs.)
Warrants outstanding at February 28, 2025	3,015,885	5.36	3.84
Granted	1,998,104	3.34	3.96
Exercised	(237,429)	3.02	-
Forfeited or cancelled	(17,979)	128.32	-
Warrants outstanding at February 28, 2026	4,758,581	4.15	3.48
Granted	1,297,558	3.64	4.65
Exercised	(8,278)	3.02	-
Forfeited or cancelled	-	-	-
Warrants outstanding at August 31, 2026	6,047,861	4.05	3.31

Warrants outstanding at August 31, 2026 include the Common Stock Purchase Warrant to purchase 1,030,928 shares of common stock issued to Lind Global Fund III LP on July 21, 2026, which is classified as a liability and measured at fair value on a recurring basis rather than within stockholders’ equity. See Note 14. All other warrants outstanding at August 31, 2026 are classified within stockholders’ equity.

NOTE 19 – Segment Information

ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of a reporting entity, the operating results of which are reviewed regularly by the CODM to make decisions about resource allocation and to assess performance. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we have updated our reporting and beginning in the third quarter of fiscal year 2026, we report our financial performance based on our new segments: “Travel” and “Media”. Our Travel segment provides travelers with a full range of travel services through its NXT2.0 booking engine, which offers extensive inventory and a platform for curating personalized experiences and efficient trip planning and booking. In addition, Five Star Alliance provides luxury and cruise offerings, and TA Pipeline provides a group-travel agency platform for conferences, conventions, weddings, and affinity groups. Our Media segment consists of JOURNY TV, (including GoUSA TV) a Connected TV Channel broadcast as Free Ad Supported Streaming TV (“FAST”) and Advertising Video on Demand (“AVOD”) that specializes in travel, adventure, and culture-focused content, and Travel Magazine, an online travel magazine that provides articles, tips, guides and inspiration for travelers. We leverage our media brands—TravelMagazine.com and JOURNY TV—as strategic tools to generate travel bookings by integrating content, marketing, and booking technology as well as to generate advertising revenues for third-party content. Additional information regarding our operating segments can be found in the overview section of Item 2 of this Quarterly Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Prior periods disclosed below have been recast to conform to these newly identified segments.

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

The following tables present our segment information for the three and six months ended August 31, 2026 and 2025. As a significant portion of our property and equipment is not allocated to our operating segments and depreciation and amortization is not included in our segment measure, we do not report the assets by segment as it would not be meaningful. We do not regularly provide such information to our chief operating decision maker.

All of our revenues are attributed to customers located in the United States; therefore, no revenues are reported from foreign geographic areas.

	Three Months Ended August 31, 2026
	Media	Travel	Corporate	Total
Revenue	$67,531	$479,156	$-	$546,687
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(370,711)	-	(370,711)
Gross profit (loss)	67,531	108,445	-	175,976

Operating Expenses:
Salaries and benefits	268,209	206,617	507,716	982,542
Stock based compensation	-	-	-	-
General and administrative	3,622	11,900	17,663	33,185
Sales and marketing	98,832	33,969	821	133,622
Professional service fees	210,650	25,567	1,236,574	1,472,791
Technology	89,786	90,503	78,468	258,757
Organization costs	-	-	96,100	96,100
Depreciation and amortization	-	-	336,669	336,669
Provision for credit losses	-	-	88,772	88,772
Other expenses	58	47,178	43,457	90,693
Total Operating Expenses	671,157	415,734	2,406,240	3,493,131
Operating Loss	$(603,626)	(307,289)	(2,406,240)	(3,317,155)

Other Income (Expense)
Gain/(Loss) on extinguishment of liability				-
Gain/(Loss) on derivative liability				20,000
Gain/(Loss) revaluation of warrant liability				296,242
Gain/(Loss) on transaction costs allocable to warrant liability				(39,285)
Interest income (expense), net				(651,050)
Other income (expense)				2,765
Total Other Income (Expense)				(371,328)
Net loss before provision for income taxes				(3,688,483)
Provision for income taxes				-
Net loss before share of net loss in equity method investee				(3,688,483)
Share of net loss of equity method investee				(35,200)
Net loss				(3,723,683)
Preferred dividends				(28,314)
Net Loss Applicable to Common Stockholders				$(3,751,997)

	Three Months Ended August 31, 2025
	Media	Travel	Corporate	Total
Revenue	$5,653	$751,995	$-	$757,648
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(592,073)	-	(592,073)
Gross profit (loss)	5,653	159,922	-	165,575

Operating Expenses:
Salaries and benefits	57,131	257,648	380,759	695,538
Stock based compensation				-
General and administrative	5,162	16,074	10,500	31,736
Sales and marketing	107,711	45,900	20,833	174,444
Professional service fees	186,674	10,003	1,232,395	1,429,072
Technology	100,025	92,187	74,809	267,021
Organization costs			470,105	470,105
Depreciation and amortization			216,625	216,625
Other expenses		31,872	52,039	83,911
Total Operating Expenses	456,703	453,684	2,458,065	3,368,452
Operating Loss	$(451,050)	$(293,762)	$(2,458,065)	$(3,202,877)

Other Income (Expense)
Gain/(Loss) on extinguishment of liability				-
Gain/(Loss) on derivative liability				10,000
Gain/(Loss) revaluation of warrant liability				-
Gain/(Loss) on transaction costs allocable to warrant liability				-
Interest income (expense), net				(288,278)
Other income (expense)				583,000
Total Other Income (Expense)				304,722
Net loss before provision for income taxes				(2,898,155)
Provision for income taxes				-
Net loss before share of net income (loss) in equity method investee				(2,898,155)
Share of net income (loss) of equity method investee				-
Net loss				(2,898,155)
Preferred dividends				(183,263)
Net Loss Applicable to Common Stockholders				$(3,081,418)

	Six Months Ended August 31, 2026
	Media	Travel	Corporate	Total
Revenue	$108,483	$1,889,939	$-	$1,998,422
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(1,614,347)	-	(1,614,347)
Gross profit (loss)	108,483	275,592	-	384,075

Operating Expenses:
Salaries and benefits	480,614	412,496	996,833	1,889,943
Stock based compensation	-	-	(13,660)	(13,660)
General and administrative	5,373	22,661	39,777	67,811
Sales and marketing	201,519	66,130	821	268,470
Professional service fees	460,940	58,372	2,239,850	2,759,162
Technology	189,590	171,398	152,497	513,485
Organization costs	-	-	146,204	146,204
Depreciation and amortization	-	-	673,338	673,338
Provision for credit losses	-	-	154,333	154,333
Other expenses	88	66,770	89,039	155,897
Total Operating Expenses	1,338,124	797,827	4,479,032	6,614,983
Operating Loss	$(1,229,641)	(522,235)	(4,479,032)	(6,230,908)

Other Income (Expense)
Gain/(Loss) on extinguishment of liability
Gain/(Loss) on derivative liability				60,000
Gain/(Loss) revaluation of warrant liability				296,242
Gain/(Loss) on transaction costs allocable to warrant liability				(39,285)
Interest income (expense), net				(902,633)
Other income (expense)				2,632
Total Other Income (Expense)				(583,044)
Net loss before provision for income taxes				(6,813,952)
Provision for income taxes				-
Net loss before share of net income (loss) in equity method investee				(6,813,952)
Share of net loss of equity method investee				(35,200)
Net loss				(6,849,152)
Preferred dividends				(48,005)
Net Loss Applicable to Common Stockholders				$(6,897,157)

	Six Months Ended August 31, 2025
	Media	Travel	Corporate	Total
Revenue	$5,653	$890,822	$-	$896,475
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	-	(691,994)	-	(691,994)
Gross profit (loss)	5,653	198,828	-	204,481

Operating Expenses:
Salaries and benefits	93,635	560,904	737,914	1,392,453
Stock based compensation	-	-	138,325	138,325
General and administrative	5,821	23,219	33,284	62,324
Sales and marketing	112,661	68,485	83,333	264,479
Professional service fees	206,674	13,281	2,378,593	2,598,548
Technology	229,981	192,822	146,033	568,836
Organization costs	-	-	2,469,775	2,469,775
Depreciation and amortization	-	-	423,274	423,274
Other expenses	-	31,872	97,209	129,081
Total Operating Expenses	648,772	890,583	6,507,740	8,047,095
Operating Loss	$(643,119)	$(691,755)	$(6,507,740)	$(7,842,614)

Other Income (Expense)
Gain/(Loss) on extinguishment of liability				(70,100)
Gain/(Loss) on derivative liability				10,000
Gain/(Loss) revaluation of warrant liability				-
Gain/(Loss) on transaction costs allocable to warrant liability				-
Interest income (expense), net				(564,612)
Other income (expense)				1,123,245
Total Other Income (Expense)				498,533
Net loss before provision for income taxes				(7,344,081)
Provision for income taxes				-
Net loss before share of net income (loss) in equity method investee				(7,344,081)
Share of net loss of equity method investee				(11,307)
Net loss				(7,355,388)
Preferred dividends				(247,725)
Net Loss Applicable to Common Stockholders				$(7,603,113)

There were no intersegment revenues during the three and six months ended August 31, 2026 or  August 31, 2025; all revenues presented are from external customers. The significant expense categories presented above for each reportable segment reconcile in full to each segment’s measure of Operating Income (Loss); accordingly, there were no other segment items (as described in ASC 280-10-50-26A) for the three and six months ended August 31, 2026 or  August 31, 2025. The “Other expenses” line presented within each segment comprises insurance, bank and payment-processing fees, and other individually immaterial operating costs.

NOTE 20 - Subsequent Events

The Company’s management has evaluated subsequent events after the balance sheet dated as of  August 31, 2026 through October 15, 2026, the date of this report.

Termination of NextTrip Privilege Regulation A Offering

On September 14, 2026, the board of directors of Privilege, a related party (see Note 15 - Related Party Transactions), approved the termination of Privilege’s offering under Regulation A. Total net proceeds raised under the offering were $13,824, on which the Company received a 20% royalty of $2,765. The parties are evaluating whether to terminate the Licensing and Services Agreement and whether Privilege will wind down operations. No decisions have been made as of the date of this report.

The Company’s advances to Privilege of $469,828 were fully reserved as of August 31, 2026; accordingly, the termination of the offering had no effect on the Company’s financial statements as of and for the period ended August 31, 2026.

Related Party Equity Investment

On September 17, 2026, Andy Kaplan, through KCGM, purchased 52,910 shares of Common Stock at $1.89 per share, resulting in gross proceeds to the Company of $100,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 52,910 shares of common stock at $1.89 per share. The warrant expires 3 years from the issue date. Mr. Kaplan serves as a director of the Company.

Related Party Short-Term Promissory Note

On September 15, 2026, the Company sold a short-term promissory note to its Chief Executive Officer, Bill Kerby in the principal amount of $45,000. The note bears interest at 7.5% and matures on December 15, 2026. The note may be prepaid at any time without penalty.

Monaco Investment Partners II Line of Credit

On September 25, 2026, MIP advanced the Company $250,000 under the Line of Credit, on October 5, 2026 the Company drew  $235,000, and on October 8, 2026, the Company drew $200,000. The total principal balance outstanding as of the date of this report was $685,000.

Fiscal Year 2027 Annual Meeting of Stockholders

On October 9, 2026, the Company held its 2026 Annual Meeting of Stockholders, at which the Company's stockholders approved the following proposals relating to the issuance of shares of the Company's common stock: (i) in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of common stock in excess of 19.99% of the Company's outstanding shares to Lind Global Fund III LP upon conversion of the Lind Note and exercise of the Lind Warrant (see Note 14); (ii) in accordance with Nasdaq Listing Rule 5635(d), the issuance of shares of common stock (a) to certain non-insiders upon conversion of outstanding shares of Series A Preferred and exercise of related warrants and (b) to an insider, KCGM, an entity affiliated with Andy Kaplan, a director of the Company (see Note 15), upon exercise of a pre-funded warrant issued on December 23, 2025 to purchase 75,000 shares of common stock at a nominal exercise price of $0.001 per share (the "Pre-Funded Warrant"); and (iii) in accordance with Nasdaq Listing Rule 5635(c), the issuance of shares of common stock to an insider upon conversion of outstanding shares of Series A Preferred and exercise of related warrants. The Pre-Funded Warrant was not exercisable until stockholder approval was received and, as a result of the approval on October 9, 2026, is now exercisable. It has no stated expiration date and is subject to a beneficial ownership limitation of 4.99% (or 9.99% at the holder's election). No shares have been issued upon exercise of the Pre-Funded Warrant as of the date of this report.

As a result of the stockholder approval described in clause (i), the 2,982,493-share Exchange Cap described in Note 14 no longer limits the number of shares issuable under the Lind Note and the Lind Warrant, which remain subject to the 4.99% beneficial ownership limitation. Under the Series A Certificate of Designation (see Note 18), each outstanding share of Series A Preferred converts automatically into one share of common stock, effective as of 5:00 p.m. Eastern time on the third Business Day (as defined in the Series A Certificate of Designation) after stockholder approval, subject to a beneficial ownership limitation of 4.99% (or 9.99% for holders that so elected before issuance). Accordingly, effective as of 5:00 p.m. Eastern time on October 15, 2026, the 150,000 outstanding shares of Series A Preferred will convert into 150,000 shares of common stock, other than any shares restricted by the beneficial ownership limitation. The conversion will not change total stockholders' equity and will be reflected as a reclassification from preferred stock to common stock in the quarter ending November 30, 2026. Of the shares to be converted, 16,667 were held by KC Global Media Asia, LLC, an entity affiliated with Andy Kaplan, a director of the Company (see Note 15).

Titan ATM

On September 23, 2026 and October 9, 2026, we sold 100 shares and 15,000 shares of common stock, respectively, under the Titan ATM resulting in total gross proceeds of $31,207.

TA Pipeline Arbitration

As described in Note 17 – Commitments and Contingencies, on July 14, 2026, the Company received a Demand for Arbitration filed with the American Arbitration Association (the “AAA”) under its Commercial Arbitration Rules by Luis Barberi, Mitch Toren, and Ashish Tembe, the former TA Members (collectively, the “Claimants”). The demand alleges that the Company breached its obligation under Section 7.5(a)(i) of the TA MIPA to repurchase the 96,774 TA Closing Shares at the Base Price of $3.10 per share after the Claimants delivered a notice on February 24, 2026 purporting to exercise the Put Right.

On September 3, 2026, subsequent to the end of the period covered by this report, the Claimants filed an Amended Statement of Claim. The Amended Statement of Claim adds a claim that the Company breached Sections 2.2(b) and 2.3(c)(i) of the TA MIPA by failing to pay the Milestone Payment, which the Claimants allege became due no later than August 16, 2026. The Claimants allege that TA generated Net Revenue of $3,940,126 during the Milestone Period, which ended August 6, 2026, and that the resulting Milestone Payment is $197,006. Under the TA MIPA, the Milestone Payment is payable one-half in cash and one-half in shares of the Company’s common stock valued at $3.10 per share. The Claimants now seek damages of not less than $497,005, consisting of $299,999 related to the Put Option and $197,006 related to the Milestone Payment, together with pre- and post-judgment interest, attorneys’ fees, and costs.

On September 9, 2026, the Company filed its Answer and Counterclaim. The Company denies liability and asserts affirmative defenses, including prior material breach and excuse, waiver, estoppel, setoff, unclean hands, and failure to mitigate. The Company also asserts counterclaims against the Claimants for (i) breach of the TA MIPA and of the Confidentiality, Non-Competition, and Non-Solicitation Agreements executed by each Claimant in connection with the closing, (ii) breach of the implied covenant of good faith and fair dealing, and (iii) intentional misrepresentation. Among other things, the counterclaims allege that, following the acquisition, one of the Claimants caused an entity he owns and operates, which was a significant customer of TA, to divert business opportunities away from TA, and that the Claimants misrepresented TA’s expected post-acquisition revenue to induce the Company to enter into the TA MIPA. The Company seeks damages of not less than $1,000,000, together with interest, attorneys’ fees, and costs.

The arbitration remains at an early stage, and the Company is unable to predict its outcome. The Company believes it has meritorious defenses and intends to vigorously defend against the claims and pursue its counterclaims.

As of August 31, 2026, the Company has recorded a liability of $300,000 for its obligation to repurchase the 96,774 TA Closing Shares at the Base Price and a liability of $200,000 for the Milestone Payment, both included in accrued expenses. The amount of the Milestone Payment has not been finalized, and the Company has accrued the $200,000 maximum amount payable under the TA MIPA. Recording these liabilities does not represent an assessment by management of the likely outcome of the arbitration. Under the TA MIPA, one-half of the Milestone Payment is payable in shares of the Company’s common stock valued at $3.10 per share. As described in Note 17, the TA Closing Shares are no longer classified as mezzanine equity.

The Company has not accrued pre- or post-judgment interest, attorneys’ fees, or arbitration costs because it does not believe that such amounts are probable at this time. The Company is unable to reasonably estimate any attorneys’ fees or costs that may be awarded, or any amounts that could become payable under Section 7.5 of the TA MIPA with respect to Milestone Shares.

The Company has evaluated the Amended Statement of Claim and the Answer and Counterclaim as subsequent events and determined that no further adjustment to the condensed consolidated financial statements as of August 31, 2026 is required. Any amounts that may be recovered under the counterclaims are gain contingencies and will not be recognized until realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-looking statements

This Quarterly Report on Form 10-Q for the quarter ended August 31, 2026 (this “Quarterly Report”) contains “Forward-Looking Statements.” All statements other than statements of historical fact are “Forward-Looking Statements” including but not limited to, statements regarding our expectations about development and commercialization of our technology, any projections of revenues or statements regarding our anticipated revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All Forward-Looking Statements included in this Quarterly Report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any Forward-Looking Statement. In some cases, Forward-Looking Statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the Forward-Looking Statements contained herein are reasonable, there can be no assurance that such expectations or any of the Forward-Looking Statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Forward-Looking Statements. Future financial condition and results of operations, as well as any Forward-Looking Statements are subject to inherent risks and uncertainties, including factors referred to in our press releases and reports filed with the Securities and Exchange Commission (the “SEC”). All subsequent Forward-Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended February 28, 2026 and elsewhere in this Quarterly Report.

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

Upon the closing of the NextTrip Acquisition, the shareholders of NTG (collectively, the “NTG Sellers”), were issued a number of Exchange Shares equal to 19.99%, or 156,007 shares, of our issued and outstanding shares of common stock immediately prior to the closing. Under the Exchange Agreement, the NTG Sellers were entitled to receive additional shares of our common stock, referred to as the Contingent Shares, subject to NTH’s achievement of future business milestones (the “Milestone Events”) specified in the Exchange Agreement. Such milestones were achieved in full on May 5, 2025, at which point all 5,843,993 Contingent Shares had been issued.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures, in the accompanying financial statements. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations. Significant accounting estimates that may materially change in the near future are revenue recognition, including principal versus agent determinations; impairment of goodwill, intangible assets and other long-lived assets; the carrying value of our equity investments; the fair value of the warrant liability; values of stock compensation awards and stock equivalents granted as offering costs; and the allowance for credit losses. Our significant accounting policies, including the assumptions and judgments underlying them, are disclosed in Note 2, “Summary of Significant Accounting Policies,” of the Notes to Financial Statements included in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

The critical accounting estimates addressed below reflect our most significant judgments and estimates used in the preparation of our financial statements. Except as described below, there have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transaction price, allocating transaction price to the performance obligation and recognizing revenue when the performance obligation is satisfied.

The Company recognizes revenue from travel packages when the customer has purchased the product and the performance obligation is satisfied, which occurs at the earlier of the date of travel or the date on which the customer’s cancellation period has expired. Revenue for customer travel packages purchased directly from the Company is recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

The Company generates revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world.

For travel packages sold directly by the Company, the Company controls the specified travel product before it is transferred to the customer and is therefore a principal to the transaction, based on, among other factors, the following:

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

For certain travel products, primarily luxury hotel bookings made through Five Star Alliance, the supplier or wholesaler controls pricing and provides the travel service, and the Company’s performance obligation is to arrange for the travel product to be provided by the supplier. In these arrangements, the Company acts as an agent and recognizes revenue on a net basis, equal to the commission or fee it retains, upon the date of travel. Media segment revenue, consisting primarily of advertising and sponsorship revenue from JOURNY TV and Travel Magazine, is recognized as advertisements are delivered and impressions are served and is recorded net of amounts retained by distribution partners

Determining whether the Company is a principal or an agent requires judgment, including an assessment of which party is primarily responsible for fulfilling the promise to provide the travel product, bears inventory risk and has discretion in establishing price. These determinations do not affect gross profit, but a different conclusion for a category of bookings would change the amounts of revenue and cost of revenue that we report. Recognition of travel revenue at the earlier of the date of travel or the expiration of the cancellation period also requires us to track cancellation terms, which vary by supplier and product. Amounts received in advance of that date are recorded as deferred revenue, which was $1,176,675 at August 31, 2026.

Equity Investments

The Company holds 10% interests in each of BlueFysh Holdings Inc. and Playbook Investors Network, which are equity securities in which the Company does not have significant influence or control, and for which fair value is not readily determinable. These investments, which had an aggregate carrying amount of $2,502,000 at August 31, 2026, or approximately 20% of total assets, are measured under the measurement alternative in ASC 321-10-35-2 at cost, less any impairment, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The carrying amount is evaluated for impairment each reporting period through a qualitative assessment of impairment indicators, including the investee’s financial condition and operating performance, its ability to obtain financing and continue as a going concern, and conditions in its industry. If an impairment indicator exists, the Company estimates the fair value of the investment and, if necessary, an impairment loss is recognized in the statement of operations for the amount by which the carrying amount exceeds fair value. Because the investees are privately held and the financial information available to us is limited, both the identification of impairment indicators and any estimate of fair value involve significant judgment. No impairments or observable price change adjustments have been recognized since these investments were acquired; however, an impairment of either investment could have a material effect on our results of operations and financial position.

On June 10, 2026, the Company acquired 51% of the outstanding common stock of YADA in exchange for 50,000 shares of our common stock valued at $112,000. Notwithstanding its majority voting interest, the Company concluded that substantive participating rights held by YADA’s founding shareholders, including YADA’s retention of control over its day-to-day operations and a five-member board of directors on which the Company holds two seats, overcome the presumption of control, and that YADA is not a variable interest entity of which the Company is the primary beneficiary. Accordingly, the Company accounts for YADA under the equity method rather than consolidating it, and recognizes its share of YADA’s results based on the 50% profit allocation in the related Cooperation and Earnout Agreement rather than its 51% ownership interest. These conclusions involve significant judgment and will be reassessed if the governance provisions lapse or YADA’s circumstances change. Had the Company concluded that it controls YADA, YADA’s assets, liabilities, revenues and expenses would be included in our condensed consolidated financial statements. The carrying amount of the investment was $76,800 at August 31, 2026.

Fair Value Measurements

We measure certain financial instruments at fair value, which requires management to make estimates and assumptions. For most items such as cash, receivables, and payables, carrying value approximates fair value because of their short-term nature. However, the warrant issued to Lind Global Fund III LP in connection with our July 2026 senior secured convertible note financing is measured at fair value on a recurring basis using significant unobservable (Level 3) inputs and involves more judgment.

The warrant, which entitles the holder to purchase 1,030,928 shares of our common stock at an exercise price of $3.88 per share, is classified as a liability because a fundamental transaction provision may require cash settlement in circumstances outside our control. The warrant is remeasured at each reporting date using the Black-Scholes option pricing model, with changes in fair value recognized in earnings. The most significant assumptions are our stock price and expected volatility, which is a significant unobservable input; other assumptions include the expected term and the risk-free interest rate. The fair value of the warrant decreased from $925,980 at issuance on July 21, 2026 to $629,738 at August 31, 2026, primarily due to a decline in our stock price from $1.84 to $1.43, and we recognized a gain of $296,242 on revaluation of the warrant liability. Future changes in our stock price and volatility assumptions will cause the fair value of the warrant, and our reported results, to fluctuate from period to period, and these non-cash gains and losses may be significant relative to our operating results.

We also evaluated the redemption and conversion features embedded in the convertible note and determined that certain features would otherwise require bifurcation as derivatives. Because the events that would trigger those features are not considered probable and the features had no significant value at issuance or at August 31, 2026, no amounts have been allocated to them. This conclusion requires judgment regarding the probability of events such as an event of default, including a default that would occur if our market capitalization remains below $12.5 million for ten consecutive trading days, and will be reassessed at each reporting date. A change in this assessment could require us to recognize a derivative liability, with subsequent changes in its fair value recognized in earnings.

The Put Option and TA Milestone Payment arising from our acquisition of TA Pipeline LLC, which were previously measured at fair value on a recurring basis using Level 3 inputs, are no longer subject to recurring fair value measurement. During the three months ended August 31, 2026, we derecognized the remaining Put Option derivative liability upon reclassifying the TA Closing Shares as a liability at their $300,000 redemption amount and, following completion of the Milestone Period, recorded the TA Milestone Payment at the $200,000 contractual maximum. These obligations are the subject of a pending arbitration, and the amounts ultimately paid could differ from the amounts recorded. See Notes 8, 17, and 20 to the financial statements.

Stock Based Compensation

We grant stock options, restricted stock, and other equity-based awards to employees, executives, directors, and consultants. The fair value of these awards is measured on the grant date and recognized as compensation expense over the requisite service period, which is generally the vesting period. We also issue shares of common stock and warrants to consultants and other service providers, and warrants in connection with financing transactions, which we measure at fair value.

Determining the fair value of stock options requires the use of valuation models, such as the Black-Scholes model, which involve assumptions about stock price volatility, expected term of the option, risk-free interest rates, and dividend yields. These assumptions are based on historical data and market conditions but involve judgment about future trends.

Because changes in these assumptions can significantly affect the estimated fair value, our stock-based compensation expense could vary materially from period to period. For instance, higher assumed volatility or longer expected option lives generally increase the fair value of options, leading to higher compensation expense. All stock options outstanding at August 31, 2026 were fully vested and exercisable, and stock-based compensation expense for the six months ended August 31, 2026 was not significant; accordingly, changes in these assumptions would primarily affect awards granted in future periods, including any awards issued under the YADA earnout incentive program described in Note 4 to the financial statements

Goodwill and Intangible Assets

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

Software Development Costs

The Company capitalizes the costs of software developed or obtained for internal use in accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. Costs incurred during the preliminary project stage are expensed as incurred. Once the preliminary project stage is complete, management has authorized and committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended, qualifying costs incurred during the application development stage are capitalized. Costs incurred during the post-implementation and operation stage, including training and maintenance costs, are expensed as incurred. The determination of which costs qualify for capitalization and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the software is ready for its intended use. Capitalized costs are amortized based on the straight-line method over the estimated useful life of the software.

Impairment of Intangible Assets

In accordance with ASC 360-10-35, Property, Plant, and Equipment—Overall—Subsequent Measurement, and ASC 350-30-35, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill - Subsequent Measurement, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important, which could trigger an impairment review include the following:

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

Allowance for Credit Losses

We maintain an allowance for expected credit losses on accounts receivable and other receivables, including advances to related parties, based on our assessment of the collectability of each receivable, considering the counterparty’s financial condition, historical collection experience, contractual terms, the existence of collateral, and current and forecasted economic conditions. At August 31, 2026, advances of $469,828 to NextTrip Privilege, Inc., a related party, were fully reserved based on Privilege’s pre-revenue status, the going concern opinion issued by its independent auditor, the de minimis proceeds raised in its Regulation A offering, the contractual subordination of repayment to its operating obligations, and the absence of collateral. We recorded a provision for credit losses of $65,561 and $88,772 for the three and six months ended August 31, 2026, respectively. Estimating expected credit losses requires judgment, and actual collections could differ materially from our estimates.

Segments

Segment reporting requires management to exercise judgment in identifying operating segments, determining how those segments are aggregated into reportable segments, and determining the information reviewed by our CODM for purposes of allocating resources and assessing performance. Our determination of reportable segments is based on multiple factors, including the nature of the products and services offered, the types of customers served, the economic characteristics of each business, and the manner in which financial information is reviewed by our CODM. Our CODM is our Chief Executive Officer.

In response to acquisitions and expanded business activities, during the third quarter of fiscal year 2026, our CODM requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. This change was driven primarily by acquisitions completed during fiscal year 2026, including FSA and TA Pipeline, which expanded our travel-related operations, and JOURNY TV, which expanded our media operations. As a result of these changes, we updated our internal reporting structure and, beginning in the third quarter of fiscal year 2026, we began reporting our financial performance based on two reportable segments: Travel and Media.

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

Business Overview

We are a technology-forward travel and media company operating at the intersection of entertainment, travel inspiration, and commerce. Through a buy-and-build strategy, we have brought together complementary travel businesses, media properties, and technology capabilities. Our objective is to build on the value of these individual businesses by connecting them in an ecosystem that serves consumers and business customers from entertainment and inspiration through planning, booking, and fulfillment.

Our brands continue to serve customers in their respective markets and distribution channels while contributing audiences, content, travel inventory, technology, and service capabilities to the broader NextTrip ecosystem. We believe these contributions can create a positive compounding effect: media inspires travel interest, our travel businesses and advisor relationships help convert that interest into bookings, and shared technology and services support fulfillment and repeat business. Each brand can benefit from the capabilities and relationships of the others, creating additional opportunities for consumers, business customers, sponsors, and advertisers.

We market our travel services through several core brands, including NextTrip Vacations (direct-to-consumer leisure travel), Five Star Alliance (luxury hotel and cruise bookings), and NextTrip Groups (formerly TA Pipeline). Our specialty platforms include PayDlay (a deferred payment booking option), the Groups Platform (for destination weddings, conferences, and conventions), and the Travel Agent Platform. Our Media segment properties, JOURNY content and platforms, the KCGM strategic partnership across Southeast Asia, and Travel Magazine provide destination content designed to attract prospective travelers into our Travel segment booking platforms and generate independent advertising revenue. Through our recent acquisition of a 51% interest in YADA (accounted for under the equity method; see Note 3), we gained access to a creator-commerce platform intended to support audience acquisition, creator engagement, entertainment experiences, and travel transactions across the broader NextTrip ecosystem.

While we are generating revenue, we remain in the early stages of scaling our integrated travel and media business. Our ability to execute our business plan and achieve anticipated growth depends on expanding supplier relationships, attracting and retaining customers, and securing adequate capital to support marketing and further product development. There can be no assurance that we will achieve these objectives.

Current Scale and Going Concern

We are in the early stages of commercial operations.

Due to uncertainties regarding our ability to meet our current and future operating and capital expenses, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued and the report of our registered independent public accounting firm filed with our Annual Report on Form 10-K for the fiscal year ended February 28, 2026 contains a going concern qualification.

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

Our Integrated Content-to-Commerce Platform

Our platform is designed to connect four core elements into a seamless pathway from discovery to confirmed booking:

Content and Inspiration – long and short-form travel video programming, destination storytelling, and editorial content distributed across our Media segment platforms, including JOURNY TV and its digital platforms, the KCGM strategic partnership across Southeast Asia, and Travel Magazine.

Discovery and Planning – destination editorial content, Agentic or artificial intelligence (“AI”)-assisted personalization tools, and search capabilities designed to guide travel decisions and connect audience engagement with booking intent, including through NextTrip Pro, our content to commerce gateway providing marketing assets that convert for transient and group bookings.

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

This integrated approach is intended to create a pathway we describe as “Watch. Scan. Book. Go.” Consumers may enter through entertainment, destination-focused video programming, editorial content, or creator-led experiences, and move through discovery and planning to booking and fulfillment. Business customers and partners may engage through our advisor services, group travel capabilities, event programs, or advertising relationships. By connecting these entry points with shared travel and media capabilities, we seek to create more opportunities to serve each customer and generate revenue across the ecosystem. We believe this approach can strengthen our individual brands while increasing the value they contribute to the Company as a whole.

Business Segments

We operate and report our business in two segments: (1) Travel and (2) Media.

Travel Segment

Our Travel segment encompasses our travel booking and commerce operations. This segment includes our proprietary NXT2.0 booking platform and all booking-oriented brands and products:  Five Star Alliance,  JOURNYGO NextTrip Vacations, NextTrip Cruise, and NextTrip Pro The Travel segment generates revenue primarily through commissions, markups, and service fees on travel bookings, as well as advisor-driven commissions and attribution-based fees through Travel Magazine Pro™.

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

Five Star Alliance

Five Star Alliance is a premier luxury travel agency and a wholly owned subsidiary of the Company, acquired in April 2025. Founded in 2004, Five Star Alliance offers a curated collection of over 5,000 five-star and luxury hotels and resorts worldwide, with a 4.9-star Trustpilot rating and over 400,000 monthly site visitors. Five Star Alliance offers personalized recommendations, high-end travel solutions, a proprietary booking engine, and established relationships with premium travel providers, and generates revenue primarily through commission-based bookings. See Recent Developments - Acquisition of Five Star Alliance."

NextTrip Groups (formerly TA Pipeline)

NextTrip Groups is a premier group travel and Meetings, Incentives, Conferences and Exhibitions (“MICE”) platform and a wholly owned subsidiary of the Company, acquired in August 2025. NextTrip Groups has established itself as a leading group-travel agency platform with deep expertise in delivering end-to-end solutions for conferences, conventions, destination weddings, and affinity groups, often servicing groups ranging from 50 to 5,000 travelers. NextTrip Groups has strong relationships with suppliers, planners, and affinity partners, and its integration into the NXT2.0 ecosystem and PayDlay deferred payment program is designed to enhance conversion rates and drive incremental travel bookings. See “Recent Developments - Acquisition of TA Pipeline.”

JOURNYGO

On March 31, 2026, the Company launched JOURNYGO, our next-generation, agentic AI-assisted consumer engagement and booking platform. JOURNYGO is designed to connect our media content with our travel booking capabilities and is reported within our Travel segment because its primary function is to convert viewer engagement into confirmed travel bookings. JOURNYGO integrates travel entertainment (delivered through our Media segment’s JOURNY TV platform), the Promethean interactive overlay technology licensed by the Company, dynamic travel packaging, and agentic AI assistance, supported by live Travel Specialists when needed to frictionlessly help viewers move from inspiration to confirmed travel bookings.

The Promethean platform, licensed on a perpetual basis, enables contextual advertisements and booking calls-to-action to be embedded directly within streaming video content, allowing users to initiate a booking through contextual links and calls-to-action associated with the viewing experience. Using artificial intelligence, JOURNYGO is designed to personalize content recommendations and enable users to create custom travel plans aligned with their interests. See “Recent Developments - Launch of JOURNYGO – Agentic AI-Powered Watch. Scan. Book. Go. Ecosystem."

NextTrip Pro

NextTrip Pro (NextTripPro.com), formerly known as Travel Magazine Pro, is our business-to-business (“B2B”) travel platform within the Travel segment, launched under the NextTrip Pro name in August 2026. The platform expands our original travel-advisor technology initiative into an integrated offering of marketing, client engagement, booking, group travel, and rewards services for travel advisors and agencies. NextTrip Pro is designed to complement an advisor’s existing business, allowing participating professionals to maintain their agency, host, or consortium affiliations, branding, and client relationships while accessing additional tools to attract customers and generate bookings.

NextTrip Pro brings together three complementary services through a single sign-on. NextTrip Connect provides digital marketing, client engagement, and booking capabilities, enabling advisors to distribute branded destination content and travel offers through websites, social media, email, and direct client communications. It incorporates AI-powered engagement, NextTrip travel inventory, and licensed integrations with Worldia technology to support dynamic packaging of flights, hotels, and experiences into customizable itineraries. Attribution capabilities are designed to connect advisor-generated engagement with resulting bookings, allowing advisors to participate in transactions attributable to their customer relationships and marketing activities.

NextTrip Groups, the rebranded and expanded successor to TA Pipeline, provides specialized technology and fulfillment capabilities for planning and managing destination weddings, meetings, celebrations, entertainment events, and other organized travel. This service enables advisors to pursue group opportunities alongside individual bookings using the broader NextTrip platform. NextTrip Ownership Rewards complements these services with an incentive program designed to recognize participation and reward business growth across NextTrip Pro. Together, these services are intended to support customer acquisition, booking conversion, and ongoing advisor engagement within one coordinated program.

For NextTrip, the platform represents an additional distribution channel for the travel inventory, technology, content, and service capabilities assembled through our buy-and-build strategy. Participating advisors and agencies can extend the reach of these capabilities through their own brands and customer relationships, while drawing on resources across the NextTrip ecosystem. Our media properties can inspire travel interest, NextTrip Connect can help advisors convert that interest into individual bookings, and NextTrip Groups can support larger organized travel opportunities, with our travel infrastructure supporting booking and fulfillment.

The core NextTrip Pro platform is offered without subscription fees to qualified travel professionals. Our revenue opportunity is primarily transaction-based, arising from travel bookings generated through the platform, with participating advisors earning commissions under the applicable program terms. We believe this structure can lower barriers to adoption, increase utilization of our travel capabilities, and create opportunities for repeat booking revenue as the advisor network develops. NextTrip Pro is distinct from TravelMagazine.com, our consumer-facing editorial property within the Media segment, while providing another connection between our media content and travel commerce operations. See “Recent Developments—Launch of NextTrip Pro.”

Media Segment

Our Media segment encompasses original content creation, audience development, media distribution, and advertising monetization operations. This segment includes JOURNY TV (incorporating acquired GoUSA TV content and distribution) and Travel Magazine, our editorial travel content platform. The Media segment generates revenue primarily through advertising, sponsorships, branded content, and destination marketing programs. In addition to direct monetization, the Media segment is intended to generate demand for the Travel segment by directing interested viewers and readers to our booking services, potentially reducing reliance on third-party marketing channels.

JOURNY TV (Including GoUSA TV Integration)

JOURNY TV is our owned global travel media network, providing premium travel entertainment across free ad-supported streaming television (“FAST”), over-the-top (“OTT”), connected TV, and digital platforms. JOURNY TV had an estimated audience of approximately 17 million travel enthusiasts at the time of acquisition by NextTrip, and operates through key platform partnerships, including Samsung TV Plus and Plex.

In February 2026, we acquired original content IP and distribution assets of GoUSA TV from Brand USA (The Corporation for Travel Promotion). GoUSA TV is a travel streaming channel, reaching an estimated 200+ million viewers globally across connected TV, mobile, and digital platforms, including Samsung TV Plus, LG Channels, Plex, Titan OS, and TCL International. Rather than operating GoUSA TV as a standalone channel, we are integrating its U.S.-focused travel content library and distribution infrastructure into JOURNY TV to enhance scale, content depth, and advertiser relevance. Combined, JOURNY TV and GoUSA TV assets are expected to support media distribution reaching approximately 250 million viewers globally in 2026 across FAST, OTT, connected TV, mobile, and digital platforms. See “Recent Developments—GoUSA TV Asset Purchase.”

In July 2025, we entered into a strategic partnership with KCGM to accelerate the international expansion of JOURNY TV into India, Southeast Asia, Africa and Australia/New Zealand, targeting new regional distribution partnerships and advertising opportunities. See “Recent Developments—JOURNY TV Content Integration and Global Distribution Expansion.

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

The media team benefits from a range of strategic partners supporting channel operations, distribution, advertising monetization, and technology infrastructure. These include acTVe, which manages channel operations and supports the expansion of distribution across FAST and connected TV platforms; Ionic, which manages advertising operations and programmatic monetization; Frequency, which provides playout and streaming technology supporting the Company’s FAST channels; and BlueFysh Holdings, which provides digital out-of-home media solutions across North America.

NXT2.0 – Our Integrated Travel Booking Platform

Development of the Platform

Prior to the COVID-19 pandemic, NextTrip (then known as Monaker Group) operated a travel business focused on the sale of vacation rentals and alternative lodging rentals (“ALRs”) through its proprietary booking engine (NXT1.0). In June 2022, NextTrip acquired the Bookit.com booking engine, including its customer database, destination content, source code, and approximately 250 third-party travel supplier Application Programming Interface (“API”) relationships. The Bookit.com platform had previously powered a well-established online leisure travel agent generating over $400 million in annual sales as recently as 2019 (pre-pandemic). We launched the NXT2.0 platform in May 2023 and have since scaled to over four million hotel properties, vacation rental homes, and cruise products globally. The historical sales of the Bookit.com business do not represent revenue generated by NextTrip or current transaction volume on NXT2.0.

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

Five Star Alliance – A luxury travel platform providing access to over 5,000 five-star hotels and resorts worldwide with personalized concierge services and a 4.9-star Trustpilot rating.

NextTrip Cruise – A fully integrated cruise booking engine providing access to over 10,000 sailings and 35 cruise partners. Travelers benefit from exclusive pricing, concierge service, and bundled packages including transfers, pre- and post-cruise stays, and expert travel support, launched March 27, 2025.

NextTrip Groups (formerly TA Pipeline) – A premier group travel and MICE platform supporting destination weddings, conferences, conventions, and affinity group travel for groups ranging from 50 to 5,000 travelers.

NextTrip Pro (formerly Travel Magazine Pro)– Our premium digital editorial, advisor engagement, and travel commerce platform designed for travel agencies, advisors, and agents to compete online and offline.

Groups Platform – A solution for complex travel needs such as conferences, conventions, and destination weddings, with several group bookings completed within the first 60 days of launch from leads generated by Five Star Alliance.

NXT2.0 Platform Features

Existing Features

Our marketplace at nexttrip.com offers tools for browsing and comparing flights, hotels, tours, cruises, and activities. We allow travelers to defer payments on select vacation packages with our proprietary PayDlay program, which allows travelers to purchase travel with a small deposit and make subsequent payments between purchase and the week before travel, with no interest charged. Registered NextTrip travelers can manage bookings, receive updates on special offers, and subscribe to newsletters. We use security controls intended to safeguard customer information, including controls related to payment card processing.

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

Technology and Infrastructure

Our websites are hosted using cloud services distributed globally across multiple regions, designed to manage increases in traffic through scalable computing power without requiring software changes. Our cloud services provide scalable and redundant Internet connectivity as well as redundant power and cooling. We use industry-standard security methods designed to protect the integrity of our networks and the confidentiality of data. Access to NextTrip’s networks and the servers and databases on which confidential data is stored is protected by industry-standard firewall and encryption technology. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only.

Promethean Interactive Platform

Promethean is an interactive video overlay platform that we license on a perpetual basis and are integrating to support advertising monetization and the connection between our Media and Travel segments. We are integrating this platform into JournyGO’s video content with interactive overlays that allow users to initiate travel bookings directly from streaming content through contextual calls-to-action without interrupting the viewing experience. Promethean is intended to support our “Watch. Scan. Book. Go.” ecosystem, by linking relevant media content to our travel booking capabilities.

Revenue Strategy and Development of an Integrated Travel and Media Ecosystem

NextTrip’s revenue strategy is built on two complementary and mutually reinforcing revenue streams generated across our two operating segments. Destination content can generate advertising and sponsorship revenue while inspiring viewers to explore and book travel experiences. Group and event programs can create bookings alongside opportunities for branded content, creator engagement, and sponsorships. Together, the two segments create an integrated model in which media drives travel demand and travel experiences generate new content and commercial opportunities.

Travel Segment Revenue

We generate Travel segment revenue through commissions, markups, and service fees on travel bookings across hotels, vacation rentals, cruises, packages, and related travel services. Product sales are generally structured either: (1) as a set commission on the sale of a travel product whereby the supplier or wholesaler controls the pricing (as is the case with the majority of Five Star Alliance products), or (2) through a direct, negotiated contract between the Company and the product supplier (as is the case with the majority of NextTrip’s products), which allows us to set our own retail pricing. Commission-based travel products are generally lower margin than directly negotiated travel products. Our strategy emphasizes higher-value travel segments, including luxury travel, cruise, and group travel, which we believe offer higher transaction values, repeat business opportunities, and enhanced service economics. NextTrip Pro also contributes Travel segment revenue through affiliate commissions and sponsored booking content.

Media Segment Revenue

We generate Media segment revenue through advertising, sponsorships, branded content, and destination marketing programs across JOURNY TV and related digital platforms and Travel Magazine. Our ability to increase media revenue depends on audience growth and engagement, available advertising inventory, advertiser demand, advertising rates, and the proportion of available inventory sold. Media revenue growth also depends on expanding distribution of JOURNY TV across FAST, connected TV, and other digital platforms, which can increase audience reach and available advertising inventory. Our media properties also provide opportunities to promote our Travel segment products to interested viewers and readers, which may reduce reliance on external marketing channels.

JournyGO and the Promethean interactive overlay platform are designed to connect Media segment engagement with Travel segment bookings. Contextual booking prompts allow viewers to act on inspiration, while measurable audience responses may support advertising pricing. Results depend on adoption, integration, campaign performance, and advertiser demand.

Development of Integrated Revenue Model

Our buy-and-build strategy has assembled complementary businesses that continue serving their own markets while contributing to an integrated travel and media offering. Our focus is on connecting their capabilities so that each business can create demand and commercial opportunities for the others, strengthening the ecosystem from entertainment and inspiration through booking and fulfillment. We remain in the early stages of integrating and commercializing this model. Revenue from newer products remains small and variable, and limited marketing funding constrains growth. Further development depends on access to capital and completion of technology and operating integrations. There can be no assurance that these initiatives will achieve their intended results.

Recent Developments

Launch of NextTrip Live Destination Platform

On September 24, 2026, the Company announced the launch of NextTrip Live, a new destination entertainment platform being developed in partnership with YADA and Loaded Dice Commerce Group ("LDCG") to bring together live entertainment, destination travel, creator-led audience engagement and NextTrip's travel booking and fulfillment capabilities.

The launch of NextTrip Live represents an important next step in NextTrip's integration of YADA post-acquisition.

At the time of the acquisition, NextTrip identified destination entertainment as an opportunity to combine YADA's relationships, including LDCG, across creators, artists, brands and entertainment with NextTrip's travel booking, group travel, media and technology infrastructure. The Company also identified an initial pipeline of destination music experiences and fan travel programs as potential near-term commercial opportunities.

NextTrip Live is intended to establish a recognizable consumer-facing platform for those experiences, creating a framework through which NextTrip, YADA and LDCG can develop destination music events, artist and fan experiences, resort activations and other entertainment-driven travel programs.

JOURNY TV Content Integration and Global Distribution Expansion

The Company continued to expand JOURNY TV’s content offering and distribution across connected television, mobile, and digital platforms. On August 6, 2026, the Company announced the ongoing global rollout of JOURNY TV, including the integration of acquired GoUSA TV content and expanded distribution across Europe and Latin America. The Company also plans regional expansion of the JOURNY brand across Asia-Pacific, the Middle East, and Africa through its strategic partnership with KC Global Media. Together with JOURNY’s existing North American distribution, these initiatives are designed to establish a unified global travel entertainment and inspiration platform targeting potential reach of more than 250 million viewers across 100 countries and more than a dozen major streaming platforms and connected applications.

The launch of the JOURNY App on Apple iOS expanded direct mobile access to JOURNY programming. In August 2026, the Company also expanded its YouTube presence through the @JournyTV channel, which had nearly 50,000 subscribers and approximately 150 shows, episodes, and travel videos at the time of the announcement, providing an additional outlet for programming, original content, and audience development.

In September 2026, the Company announced the launch of JOURNY TV and JOURNY Español on LG Channels, LG Electronics’ free ad-supported streaming television service, across 20 international markets. JOURNY TV became available in 14 markets across Europe, the Americas, and Australia, while JOURNY Español launched in Mexico, Peru, Chile, Argentina, Colombia, and Spain. JOURNY Español features programming originally produced in Spanish or professionally dubbed using human voice talent, extending JOURNY’s reach among Spanish-speaking audiences.

The expanding distribution footprint is expected to increase the Company’s available advertising inventory from approximately 1 million monthly impressions during the earlier development of its media business toward a target of 50 million monthly impressions across its media assets. This anticipated increase would provide additional capacity for advertising, sponsorships, branded content, and destination-marketing programs. These initiatives also support NextTrip’s content-to-commerce strategy by engaging consumers through entertainment and travel inspiration and, through its developing JOURNYGO capabilities and integrated travel infrastructure, connecting that engagement with trip discovery, planning, booking, and fulfillment.

Launch of NextTrip Pro

 In August 2026, the Company launched NextTrip Pro, formerly known as Travel Magazine Pro, an expanded business-to-business (“B2B”) platform within the Travel segment designed to help travel advisors and agencies attract customers, generate bookings, and grow their businesses. NextTrip Pro combines marketing, client engagement, booking, group travel, and rewards services within one integrated program. Qualified travel professionals can access the core platform without subscription fees while maintaining their existing agency, host, or consortium affiliations, branding, and client relationships.

 The platform brings together three complementary services through a single sign-on. NextTrip Connect enables advisors to distribute branded destination content and bookable travel offers, supported by AI-powered engagement, booking attribution, and licensed Worldia technology integrations for dynamic packaging of flights, hotels, and experiences. NextTrip Groups, the rebranded and expanded successor to TA Pipeline, provides specialized technology and fulfillment capabilities for destination weddings, meetings, events, and other organized travel. NextTrip Ownership Rewards is designed to recognize participation and reward business growth across the program.

 NextTrip Pro expands the Company’s advisor distribution network while connecting capabilities assembled through its buy-and-build strategy. Media content can inspire travel demand, advisor tools can help convert that demand into individual and group bookings, and the Company’s travel infrastructure supports booking and fulfillment. Participating advisors earn commissions under applicable program terms, including on eligible air bookings, while NextTrip expects to generate transaction-based revenue from travel booked through the platform. Management believes this model can support advisor adoption, repeat booking activity, and increased utilization of the Company’s travel inventory, technology, and media content.

Titan At-the-Market Offering

On August 31, 2026, the Company entered into an at-the-market offering agreement (the “Offering Agreement”) with Titan Partners Securities LLC, as agent (“Titan”), pursuant to which the Company may offer and sell, from time to time through Titan shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $6,500,000 (the “Shares”) pursuant to a prospectus supplement filed with the SEC on August 31, 2026 (the “Prospectus Supplement”). Through the date of this report, 100 shares of common stock have been sold.

Pursuant to the Offering Agreement, Titan may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with Titan. Titan will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose.

The Company is not obligated to make any sales of the Shares under the Offering Agreement. The offering pursuant to the Offering Agreement will terminate upon the earlier of (i) the issuance and sale of all Shares, subject to the Offering Agreement, or (ii) the termination of the Offering Agreement as permitted therein.

The Company will pay Titan a commission rate equal to 3.5% of the aggregate gross proceeds from each sale of Shares and has agreed to provide Titan with customary indemnification and contribution rights. In addition, the Company is party to an engagement agreement with Craft Capital Management LLC (the “Prior Placement Agent”), pursuant to which, among other things, the Prior Placement Agent was granted certain exclusive rights to act as placement agent for offerings of the Company’s securities. The Prior Placement Agent has agreed to waive such exclusivity with respect to the offer and sale of the shares of our common stock under the Offering Agreement and the Prospectus Supplement in consideration of a fee equal to 2.0% of the aggregate gross proceeds received by the Company from each sale of the Shares during the nine months commencing on the date of the Prospectus Supplement. The Company will also reimburse Titan for certain specified expenses in connection with entering into the Offering Agreement.

Lind Convertible Note and Warrant

On July 21, 2026, the Company entered into a securities purchase agreement (the “SPA”) with Lind Global Fund III LP, a Delaware limited partnership (“Lind”). The Company received $4,000,000 in funding from Lind (net cash proceeds of $3,492,744 after the commitment fee, Lind’s legal fees and the payoff of an existing loan; see Note 14) in exchange for the issuance to Lind of a Senior Secured Convertible Promissory Note in the principal amount of $4,600,000 (the “Lind Note”) and a Common Stock Purchase Warrant for the purchase of 1,030,928 shares of our common stock at a price of $3.88 per share, subject to adjustment, and exercisable for five years (the “Lind Warrant” and, together with the Lind Note, the “July Securities”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $120,000, which was deducted from the gross proceeds.

The Lind Note, which does not accrue interest, shall be repaid in 14 consecutive monthly installments in the amount of $328,571 beginning 120 days from the issuance date. While the Lind Note is outstanding, Lind may elect with respect to no more than two monthly payments to increase the amount of such monthly payment up to $750,000, upon notice to the Company. The monthly payments due under the Lind Note may be made by the issuance of common stock valued at the Repayment Share Price (as defined below), cash in an amount equal to 1.04 times the required payment amount, or a combination of cash and shares of our common stock. The “Repayment Share Price” is defined in the Lind Note as 90% of the average of the five lowest daily volume weighted average prices of one share of the Company’s common stock during the 20 trading days prior to the payment date. The Lind Note sets forth certain conditions that must be satisfied before the Company may make any monthly payments in shares of common stock.

The Lind Note may be converted by Lind from time to time at a price of $3.88 per share, (the “Conversion Price”). The Conversion Price is subject to adjustments from customary corporate events such as splits and stock dividends. In addition, except for Exempted Securities (as defined in the Note), in the event that the Company issues any additional shares of Common Stock or securities convertible into or exercisable for such shares at an effective price below the then Conversion Price, the Conversion Price will be reduced to such effective price. The dollar amount of any conversions by Lind will be applied toward upcoming Lind Note payments in reverse chronological order. The Lind Note may be prepaid in whole upon written notice on any business day after the earlier to occur of (i) the resale registration statement for the shares underlying the Lind Note being declared effective by the Securities and Exchange Commission or (ii) the date that the shares issued pursuant to conversion of the Lind Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or the manner of sale; but in the event of a prepayment notice, Lind may convert up to one-third of principal amount due at the lesser of the Repayment Share Price or the Conversion Price.

Issuance of shares of common stock upon repayment or conversion of the Lind Note (the “Note Shares”) and upon exercise of the Lind Warrant (the “Warrant Shares”) is subject to an ownership limitation equal to 4.99% of the Company’s outstanding shares of common stock; provided that such limitation may be increased to up to 9.99% (and may, for the avoidance of doubt, also be decreased to 4.99%) pursuant to the terms of the SPA. Additionally, the issuance in the aggregate of any Note Shares and Warrant Shares in excess of 19.99% of the outstanding common stock shall be subject to stockholder approval in accordance with Nasdaq Listing Rule 5635(d).

Upon the occurrence of any Event of Default (as defined in the Lind Note), the Lind Note will become immediately due and payable and the Company must pay Lind an amount equal to 120% of the then outstanding principal amount of the Note, in addition to any other remedies under the Lind Note or the other Transaction Documents. Events of Default include, among others, failure of the Company to make any Note payment when due, a default in any indebtedness or adverse judgements in excess of threshold amounts, the failure of the Company to instruct its transfer agent to issue unlegended certificates in certain circumstances, the Company’s shares of common stock no longer being publicly traded or listed on a national securities exchange, any stop order or trading suspension restricting the trading in the Company’s common stock for a specified period, the announcement or consummation of a Change of Control (as defined in the SPA), the failure to file reports or filings required by the SEC, and the Company’s market capitalization falling below a threshold amount for a specified period, each as defined in the Lind Note.

The Lind Note contains certain negative covenants, including restricting the Company from the sale of assets and the sale of variable rate securities other than issuances pursuant to an ATM Agreement. Additionally, unless waived by Lind, the Company shall be required to utilize a portion of the proceeds from certain specified debt or equity transactions and asset sales to repay the outstanding principal amount due under the Lind Note.

The Company’s obligations under the Lind Note are secured by a first-priority security interest in all of its assets pursuant to the terms of a security agreement (the “Security Agreement”), in favor of Lind. The Company has also entered into a pledge agreement, (the “Pledge Agreement”) in favor of Lind with respect to the equity that it holds in its subsidiaries. In addition, the Company’s subsidiaries have guaranteed all of the obligations of the Company pursuant to the terms of the guaranty (the “Guaranty”), and the Company and one of its subsidiaries entered into a Pledge Agreement.

The Lind Warrant may be exercised via cashless exercise in the event there is no effective registration statement covering the shares of common stock underlying the Lind Warrant.

ODK Capital LLC Short-term loan agreement

On July 1, 2026, the Company entered into a short-term loan agreement with ODK Capital LLC ("OnDeck") for a principal amount of $275,000. The loan was repayable in eighteen monthly installments of $20,533 for a total repayment amount of $369,600. The origination fee was $6,875 and the total interest expense is $94,600 for a total loan cost of $101,475. On July 21, 2026, the entire outstanding principal and interest totaling $337,556 was repaid from the gross proceeds of the Lind convertible note (see above) and as of August 31, 2026, there was no outstanding balance.

Monaco Investment Partners II Line of Credit and Exchange for Series B Preferred Stock

On May 6, 2025, the Company entered into a Line of Credit Agreement (the “MIP Line of Credit”) with Monaco Investment Partners II, LP (“MIP”) providing the Company with a $3,000,000 revolving line of credit. Advances under the MIP Line of Credit bore simple interest at a rate of 12% per annum, calculated from the date of each respective advance, with accrued interest payable monthly, and the outstanding principal and accrued interest were due at maturity on May 31, 2027. On July 13, 2026, the Company and MIP executed an amendment extending the maturity date to May 31, 2028, with all other significant terms, including the interest rate, unchanged. Mr. Monaco, the Chairman of our Board of Directors, controls MIP.

On August 25, 2026, the Company and MIP entered into an Exchange Agreement (the “MIP Exchange Agreement”) pursuant to which (i) the MIP Line of Credit was increased by $500,000 to $3,500,000, and MIP advanced an additional $500,000 to the Company on August 25, 2026, and (ii) MIP agreed to exchange the aggregate outstanding principal of $3,500,000, together with accrued and unpaid interest, for shares of the Company’s newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”) at the stated value of $1,000 per share. The exchange became effective upon the filing of the Certificate of Designation of the Series B Preferred Stock with the Nevada Secretary of State on August 27, 2026. The Company issued 3,612 shares of Series B Preferred Stock to MIP in exchange for $3,500,000 of outstanding principal and $112,000 of the $112,438 of interest accrued on the original $3,000,000 of advances through August 24, 2026. No interest was accrued on the $500,000 advanced on August 25, 2026, the effective date of the MIP Exchange Agreement. The remaining $438 of accrued interest, which was not sufficient to be exchanged for a whole share, is included in accrued expenses on the balance sheet as of August 31, 2026. The MIP Line of Credit was not terminated in connection with the exchange and remains in effect on its existing terms. As of August 31, 2026, the full $3,500,000 was available for future advances through the May 31, 2028 maturity date.

 The Series B Preferred Stock has a stated value of $1,000 per share, ranks on parity with the Company’s Series A Preferred Stock and senior to the Company’s common stock, and accrues cumulative, compounding dividends at a rate of 12% per annum on the stated value, payable quarterly beginning January 2, 2027 in cash or in additional shares of Series B Preferred Stock at the Company’s election. Each share of Series B Preferred Stock is convertible at the holder’s option at any time into shares of common stock at a fixed conversion price of $3.88 per share, which is equal to the conversion price under the Company’s Lind financing (see Note 14), subject to adjustment for stock splits and similar events and to a beneficial ownership limitation of 19.99% of the Company’s outstanding common stock absent stockholder approval. The 3,612 shares issued are convertible into 930,927 shares of common stock, excluding accrued dividends. The Company may redeem the Series B Preferred Stock, in whole or in part, at any time at the stated value plus accrued and unpaid dividends; holders have no right to require redemption. The Series B Preferred Stock has no voting rights other than customary protective provisions and has a liquidation preference equal to the stated value plus accrued and unpaid dividends.

Acquisition of a 51% Interest in YADA

On June 10, 2026, the Company entered into a Stock Purchase Agreement with YADA pursuant to which the Company acquired a 51% interest in YADA, a fully licensed TikTok Partner Agency and creator-commerce platform focused on influencer engagement, audience development, digital commerce, and music artist promotional events, which the Company accounts for under the equity method (see Note 3).

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

Under the agreement, NextTrip will serve as the travel fulfillment partner for YADA’s music artist promotional events and related fan experiences. The Company expects to leverage its group travel capabilities through NextTrip Groups, luxury travel offerings through Five Star Alliance, concierge travel services, and proprietary travel inventory available through the NXT2.0 platform to support future event-related travel programs.

Launch of JOURNYGO – Agentic AI-Powered Watch. Scan. Book. Go. Ecosystem

On March 31, 2026, the Company launched JOURNYGO, its AI-assisted consumer engagement and booking platform within the Travel segment. JOURNYGO integrates video travel entertainment (delivered through the Company’s JOURNY TV Media segment platform), the Promethean interactive overlay technology licensed by the Company, dynamic travel packaging, and agentic AI assistance—supported by live Travel Specialists when needed—to help viewers move from inspiration to confirmed travel bookings. JOURNYGO is designed to support our “Watch. Scan. Book. Go.” content-to-commerce strategy by linking streaming content engagement with Travel segment bookings and Media segment advertising revenue.

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

The GoUSA TV assets are being integrated into JOURNY TV within the Media segment. GoUSA TV content serves as a U.S.-focused demand-generation layer within NextTrip’s broader media-to-commerce ecosystem.

Facilities

Our principal executive office is located at 1560 Sawgrass Corporate Parkway, Suite 400, Sunrise Florida 33323. The lease is on a month-to-month basis, and can be terminated by either party at any time.

Results of Operations

Three Months Ended August 31, 2026 Compared to the Three Months Ended August 31, 2025

	Three Months Ended August 31,
Revenue by segment	2026	2025	% Change
Media	$67,531	$5,653	1095%
Travel	479,156	751,995	-36%
Total Revenue	$546,687	$757,648	-28%

The decrease in revenue of $210,961, or 28% for the three months ended August 31, 2026 vs. August 31, 2025 2025 is reflective of a decision to take the time needed to build a stronger foundation for future growth, prioritizing enhancements to NextTrip Pro and the consolidation of JOURNY TV and GoUSA TV over maximizing near-term revenue from our existing offerings.

The NextTrip Pro enhancements are designed to serve host agencies, individual advisors and travel influencers, while the JOURNY TV integration brought branding, programming, content licensing, technology and advertising operations onto a unified platform. These initiatives were substantially completed after quarter-end.

Our gross margin for the three months ended August 31, 2026 was 32%, as compared to 22% for the same period in 2025. The increase was primarily attributable to our Media segment, which has no cost of revenue and whose revenue increased to $67,531 from $5,653, or 12% of total revenue compared to less than 1% in the prior-year period, and to a modest improvement in our Travel segment gross margin to 23% from 21%.

Our total operating expenses for the three months ended August 31, 2026 were $3,493,131, as compared to $3,368,452 for the same period in 2025, an increase of $124,679, or 4%. The increase was primarily attributable to: (a) an increase in salary and benefits of $287,004; (b) an increase in depreciation and amortization of $120,044, (c) an increase in professional services of $43,719; (d) an increase in provision for credit loss of $88,772; (e) an increase in other expenses of $6,782; and (f) an increase in general and administrative expenses of $1,449. Partially offsetting the increases were (a) a decrease in organization costs of $374,005; (b) a decrease in sales and marketing cost of $40,822; and (c) a decrease in technology expense of $8,264.

Salary and benefits costs were $982,542 for the three months ended August 31, 2026, as compared to $695,538 for the same period in 2025, an increase of $287,004, or 41%. The increase was comprised of: (a) an increase in salaries of $229,971 due to the addition of seven new employees; (b) an increase in payroll taxes and benefits of $55,389; and (c) and an increase in commission expense of $16,822; partially offset by a  decrease from the revaluation of the SAR liability of $15,178.

We incurred general and administrative costs of $33,185 during the three months ended August 31, 2026, as compared to $31,736 in the same period in 2025, an increase of $1,449 or 5%. The increase was primarily the result of (a) $5,890 in license and filing fees primarily related to the renewal of travel licenses; (b) an increase of $2,670 for payroll service fees; (c) an increase in miscellaneous expense of $146; partially offset by a decrease in travel expenses of $4,711, a decrease in office and other expenses of $2,108, and a decrease in telephone and rent expenses of $438.

We incurred marketing costs of $133,622 during the three months ended August 31, 2026, as compared to $174,444 during the same period in 2025. The decrease of $40,822, or 23%, was due to (a) a decrease in social media marketing expenses of $36,649 resulting from the discontinuation of services provided by an external marketing firm; (b) a decrease of $20,833 in fees previously incurred from a former media advertising firm; and (c) a decrease in Travel Magazine expenses of $7,387. Partially offsetting the decreases were an increase in (a) customer outreach services of $15,146, (b) an increase in contracted services of $6,802, and (c) an increase in conference expenses of $2,099.

Professional service fees incurred in the three months ended August 31, 2026 were $1,472,791, as compared to $1,429,072 incurred during the same period in 2025, an increase of $43,719, or 3%. This increase was a result of (a) an increase in consulting fees of $221,496 due to contracts for services related to business development including our media segment; (b) an increase in lending fees of $24,375 related to bridge loan financing;, and (c) an increase in contracted services of $12,430; partially offset by (a) a decrease in investor relations expenses of $131,216 due to service contracts issued to investor relations firms in the previous year; (b) a decrease in accounting expenses of $61,555 due to audits and valuations related to acquisitions in the previous year; and (c) a decrease in legal fees of $21,811. Of the total professional service fees of $1,472,791 for the three months ended August 31, 2026, $736,057, or 50%, was incurred as non-cash expenses, as compared to $627,003, or 44% for the three months ended August 31, 2025

We incurred technology costs of $258,757 during the three months ended August 31, 2026, as compared to $267,021 during the same period in 2025. The decrease of $8,264, or 3%, was primarily attributable to: (a) a decrease in expenses in connection with JOURNY TV of $42,752 primarily due to the previous contract with Dooya to place the channel in service; (b) a decrease in software and website expenses of $3,363 for hotel connections into the NextTrip database, (c) a decrease in cloud database expenses of $1,701 primarily related to updating legacy code to optimize compatibility with our hosting infrastructure; partially offset by (a) an increase in dues and subscriptions of $32,322 due to the implementation of our new CRM and business management platform together with incremental seat licenses for newly onboarded employees; and (b) an increase in information technology and computer expenses of $7,230 primarily due to onboarding additional employees, use of outsourced IT services, and managing software subscriptions.

Organizational costs for the three months ended August 31, 2026, were $96,100, as compared to $470,105 for the same period in 2025, a decrease of $374,005, or 80%. The decrease is primarily attributed to stock options granted to former directors in the previous year.

Depreciation and amortization expense for the three months ended August 31, 2026 was $336,669, as compared to $216,625 for the same period in 2025, an increase of $120,044, or 55%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, JOURNY TV, and the Journy TV, FSA, TA Pipeline, and GoUSA acquisitions in the previous year.

Provision for credit loss expense for the three months ended August 31, 2026 was $88,772, as compared to $0 for the same period in 2025. The increase was in connection with expenses for NextTrip Privilege, Inc. and the Regulation A offering, and reflects an increase in the credit loss reserve due to the uncertainty of collectability of the receivable from NextTrip Privilege, Inc.

Other operating expenses were $90,693 for the three months ended August 31, 2026, as compared to $83,911 for the same period in 2025. The $6,782 increase, or 8%, was primarily due to increased merchant processing fees related to group travel.

During the three months ended August 31, 2026, we realized net other expense of $371,328, as compared to net other income of $304,722 in the same period in 2025. The increase in net other expense of $676,050 was primarily due to the reduction in other income received of $580,235 related to amounts from NextTrip Group, LLC in the second quarter of fiscal year 2026 related to the NextPlay Technologies settlement, an increase in interest expense of $362,772, and an increase of $39,285 due to the transaction costs allocable to the warrant liability related to the Lind financing; partially offset by a gain on the revaluation of the Lind warrant liability of $296,242 and an increase in the gain on the derivative liability related to the derecognition of the put option from the TA Pipeline purchase in the second quarter of fiscal year 2027.

Preferred dividends for the three months ended August 31, 2026 were $28,314, as compared to $183,263, for the same period in 2025, a decrease of $154,949, or 85%. The decrease was due to dividends paid to the holders of shares of Series L and Series M Preferred stock in the second quarter of fiscal year 2026, which shares were converted to common shares in November 2025.

	Three Months Ended August 31,
Operating loss by segment	2026	2025	% Change
Media	$(603,626)	$(451,050)	34%
Travel	(307,289)	(293,762)	5%
Total segment operating loss	(910,915)	(744,812)	22%
Corporate	(2,406,240)	(2,458,065)	-2%
Total Operating loss	$(3,317,155)	$(3,202,877)	4%

The increase of $114,278, or 4% in operating loss in the second quarter of fiscal year 2027 as compared to second quarter fiscal year 2026 was primarily due the $152,576 increase in the Media segment operating loss, together with the $13,527 increase in the Travel segment operating loss, partially offset by a decrease in the corporate expenses of $51,825. The increase in the operating loss of the Media segment of $152,576 is due to the start-up of operations and is primarily made up of contracted services in connection with the JOURNY channel. The increase in operating loss for the Travel segment of $13,527 is primarily due to the decreased group and commission revenues.

The increase in the net loss on the share of net earnings from the equity method investee of $35,200 was due to losses incurred in the 51% investment in YADA.

Our net loss applicable to common stockholders for the three months ended August 31, 2026, was $3,751,997, as compared to $3,081,418 for the same period in 2025, an increase of $670,579, or 22%. The increase was primarily attributable to an increase in operating loss of $114,278, an increase in other expense of $676,050, an increase in share of net loss of equity method investee of $35,200; partially offset by a decrease in preferred dividends of $154,949.

Six Months Ended August 31, 2026 Compared to the Six Months Ended August 31, 2025

	Six Months Ended August 31,
Revenue by segment	2026	2025	% Change
Media	$108,483	$5,653	1819%
Travel	1,889,939	890,822	112%
Total Revenue	$1,998,422	$896,475	123%

The increase in revenue of $1,101,947, or 123% for the six months ended August 31, 2026 vs. August 31, 2025 was primarily due to an increase in group travel-related revenues and cruise bookings. In addition, our Media segment generated revenue from direct advertising sales and programmatic revenues.

Our gross margin for the six months ended August 31, 2026 was 19%, as compared to 23% for the same period in 2025. The decrease was attributable to our Travel segment, whose gross margin declined to 15% from 22% as merchant-of-record bookings, which are recorded gross with the related supplier cost included in cost of revenue, represented a larger share of Travel revenue relative to agent (commission) bookings following our acquisitions of FSA and TA Pipeline. Travel revenue increased to $1,889,939 from $890,822, while Travel cost of revenue increased to $1,614,347 from $691,994. The decline in consolidated gross margin was partially offset by our Media segment, which has no cost of revenue and whose revenue increased to $108,483 from $5,653, or 5% of total revenue compared to less than 1% in the prior-year period.

Our total operating expenses for the six months ended August 31, 2026 were $6,614,983, as compared to $8,047,095 for the same period in 2025, a decrease of $1,432,112, or 18%. The decrease was primarily attributable to stock options granted to former directors and other non-cash professional services expenses incurred during the first quarter of fiscal year 2026, as further discussed below. Total non-cash expenses, primarily consisting of stock-based compensation, stock options granted to former directors, common shares issued to third parties for services, and depreciation and amortization totaled $1,948,686, or 29% of our operating expenses for the six months ended August 31, 2026, and $4,253,507, or 53% of our operating expenses for the same period in 2025.

Salary and benefits costs were $1,889,943 for the six months ended August 31, 2026, as compared to $1,392,453 for the same period in 2025, an increase of $497,490, or 36%. The increase was comprised of: (a) an increase in salaries of $381,013 due to the addition of seven new employees; (b) related increase in payroll taxes and benefits of $116,141; and (c) an increase in commission expense of $14,250; partially offset by a decrease in SAR expense of $7,724, and a decrease in bonus expense of $6,190.

Stock-based compensation was a credit of $13,660 for the six months ended August 31, 2026, as compared to $138,325 for the same period in 2025. This decrease of $151,985, or 110%, was primarily due to options issued in the first quarter of fiscal year 2026, that did not recur in the first quarter of fiscal year 2027 and a true up of stock-based compensation to reflect the employee portion of payroll taxes.

We incurred general and administrative costs of $67,811 during the six months ended August 31, 2026, as compared to $62,324 in the same period in 2025, an increase of $5,487 or 9%. The increase was primarily the result of (a) $13,445 in license and filing fees primarily related to the renewal of travel licenses; (b) an increase in payroll service fees of $4,559; (c) an increase of $3,577 in office expenses and computers issued to new employees; (d) an increase in telephone expense of $1,977; and (e) an increase in miscellaneous expense of  $146; partially offset by a decrease in travel expense of  $16,196,  and a decrease in rent expense of  $2,021.

We incurred marketing costs of $268,470 during the six months ended August 31, 2026, as compared to $264,479 during the same period in 2025. The increase of $3,991, or 2%, was for (a) increased Travel Magazine expenses of $59,563 aimed at driving traffic and generating business across all of our brands; (b) an increase in contracted services for marketing of $34,270;  (c) an increase in customer outreach services of $10,156; and (d) an increase in conference expenses of $2,099. Partially offsetting the increase was a decrease of $83,333 in fees previously incurred from a former media advertising firm, and a decrease in social media expense of $18,764 due to discontinuation of services provided by external marketing firm.

Professional service fees incurred in the six months ended August 31, 2026 were $2,759,162, as compared to $2,598,548 incurred during the same period in 2025, an increase of $160,614, or 6%. This increase was a result of: (a) an increase in consulting fees of $567,698 due to contracts for services related to business development, including our media segment; (b) an increase in legal fees of $23,627 due to services related to various regulatory filings and acquisitions; and (c) an increase in contracted services of $45,595 related to travel and other operations; partially offset by a decrease in investor relations expenses of $360,309 due to service contracts issued to investor relations firms in the previous year;  a decrease in accounting expenses of $95,372 due to audits and valuations related to acquisitions in the previous year, and a decrease in lending fees of $20,625 related to bridge loan financings during the first quarter of fiscal 2026. Of the total professional service fees of $2,759,162 for the six months ended August 31, 2026, $1,289,008, or 47%, was incurred as non-cash expenses, as compared to $1,323,199, or 51% for the six months ended August 31, 2025

We incurred technology costs of $513,485 during the six months ended August 31, 2026, as compared to $568,836 during the same period in 2025. The decrease of $55,351, or 10%, was primarily attributable to: (a) a decrease in expenses in connection with JOURNY TV of $128,335 primarily due to the previous contract with Dooya to place the channel in service; (b) a decrease in cloud database expenses of $10,970 primarily related to updating legacy code to optimize compatibility with our hosting infrastructure; and (c) a decrease in software and website expenses of $7,953 for hotel connections into the NextTrip database; partially offset by (a) an increase in dues and subscriptions of $73,599 due to the implementation of our new CRM and business management platform together with incremental seat licenses for newly onboarded employees; and (b) an increase in information technology and computer related expenses of $18,308 primarily due to onboarding additional employees, use of outsourced IT services, and managing software subscriptions.

Organizational costs for the six months ended August 31, 2026, were $146,204, as compared to $2,469,775 for the same period in 2025, a decrease of $2,323,571, or 94%. The decrease is primarily attributed to stock options granted to former directors in the previous year.

Depreciation and amortization expense for the six months ended August 31, 2026 was $673,338, as compared to $423,274 for the same period in 2025, an increase of $250,064, or 59%. The increase was primarily due to commencing amortization upon the product launch of our FAST network, JOURNY TV, and the JOURNY TV, FSA, TA Pipeline, and GoUSA acquisitions in the previous year.

Provision for credit loss expense for the six months ended August 31, 2026 was $154,333, as compared to $0 for the same period in 2025. The increase was in connection with expenses for NextTrip Privilege, Inc. and reflects an increase in the credit loss reserve due to the uncertainty of collectability of the receivable from NextTrip Privilege, Inc.

Other operating expenses were $155,897 for the six months ended August 31, 2026, as compared to $129,081 for the same period in 2025. The $26,816 increase, or 21%, was primarily due to increased merchant processing fees related to group travel.

During the six months ended August 31, 2026, we realized net other expense of $583,044, as compared to net other income of $498,533 in the same period in 2025. The increase in net other expense of $1,081,577 was primarily due to (a) a reduction in other income of $1,120,613 received from NextTrip Group, LLC related to the NextPlay Technologies settlement, (b) an increase in interest expense of $338,021 primarily due to interest on various financing transactions, and (c) an increase in transaction costs allocable to the Lind warrant liability of $39,285; partially offset by (a) a gain on the revaluation of the Lind warrant liability of $296,242; (b) a $70,100 decrease in loss on extinguishment of liability from the previous year, and a gain on the revaluation of the TA Pipeline derivative liability of $50,000.

Preferred dividends for the six months ended August 31, 2026 were $48,005, as compared to $247,725, for the same period in 2025, a decrease of $199,720, or 81%. The decrease was due to dividends paid to the holders of shares of Series L and Series M Preferred stock in the first quarter of fiscal year 2026, which shares were converted to common shares in November 2025.

	Six Months Ended August 31,
Operating loss by segment	2026	2025	% Change
Media	$(1,229,641)	$(643,119)	91%
Travel	(522,235)	(691,755)	-25%
Total segment operating loss	(1,751,876)	(1,334,874)	31%
Corporate	(4,479,032)	(6,507,740)	-31%
Total Operating loss	$(6,230,908)	$(7,842,614)	-21%

The decrease of $1,611,706, or 21% in operating loss for the six months ended August 31, 2026 as compared to the six months ended August 31, 2025 was primarily due to a decrease in corporate expenses of $2,028,708 as a result of stock-based compensation issued to board members in the first quarter of fiscal year 2026. The increase in the operating loss of the Media segment of $586,522 is due to the start-up of operations and is primarily made up of contracted services in connection with our JOURNY TV channel. The decrease in operating loss for the Travel segment of $169,520 is due to the increased revenues from the Five-Star Alliance and TA Pipeline acquisitions.

The net loss on the share of net earnings from the equity method investee was $35,200 as compared to $11,307, an increase of $23,893.  This was due to losses incurred for our 51% interest in YADA in 2026 in comparison to the 49% interest in FSA from March 1, 2025 through April 9, 2025 prior to when the full acquisition was finalized.

Our net loss applicable to common stockholders for the six months ended August 31, 2026, was $6,897,157, as compared to $7,603,113 for the same period in 2025, a decrease of $705,956, or 9%. The decrease was primarily attributable to a decrease in operating loss of $1,611,706, and a decrease in preferred dividends of $199,720, partially offset by an increase in net other expense of $1,081,577 primarily due to a settlement agreement between NextTrip Group, LLC and the Company related to the NextPlay Technologies, Inc. promissory note receivable that resulted in other income in the previous year, and an increase in share of net loss for the equity method investee of $23,893.

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

As of August 31, 2026, we had cash of $ 1,145,136 and a working capital deficit of $3,195,601, as compared to cash of $ 1,696,090 and a working capital deficit of $761,004 as of February 28, 2026. The increase in our working capital deficit was primarily attributable to the current portion of the Lind convertible note and increases in accrued expenses, accounts payable, and notes payable, partially offset by a decrease in deferred revenue. As of August 31, 2026, the aggregate outstanding balance on our short-term promissory notes, including accrued interest, totaled $535,100, and the balance on our related-party line of credit totaled $0, excluding $438 of accrued interest that was not exchanged and is in accrued liabilities. Additionally, the Predecessor Series B Preferred Stock was redeemed in full on July 21, 2026 for $1,151,830 using proceeds of the Lind note, and no shares remained outstanding at August 31, 2026.

Going Concern — Substantial Doubt and Management’s Plans

Conditions giving rise to substantial doubt. In accordance with Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements — Going Concern, management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. As of August 31, 2026, we have incurred recurring net losses, have negative cash flows from operations, have an accumulated deficit, have a working capital deficit, and have generated limited revenue since inception. For the six months ended August 31, 2026, we incurred a net loss of $6,849,152 (before preferred dividends) and used $4,803,656 of cash in operating activities. Based on our current operating plan, we estimate that we will require a minimum of $5.5 million of cash to fund existing operations for the twelve months following the issuance date of these financial statements, which exceeds our cash balance of $1,145,136 as of August 31, 2026. These conditions and events, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s plans. To address the conditions described above, management’s plans include the following: (i) continuing to raise capital through public and private placements of equity and equity-linked securities, including our offerings of common stock, convertible preferred stock, and debt instruments; (ii) drawing on related-party financing arrangements as available (including subsequent related-party financings that have generated aggregate gross proceeds of approximately $395,000 through the date of this Quarterly Report) and seeking new debt financing on commercially reasonable terms; (iii) continuing to integrate recently acquired businesses (TA Pipeline LLC, FSA, JOURNY TV, GoUSA, and YADA) to accelerate revenue generation and expand our distribution channels; (iv) managing discretionary operating expenditures, including selectively deferring non-essential technology and marketing spend; and (v) pursuing strategic partnerships intended to monetize our travel and content assets. Management is in active discussions with prospective investors and lenders, but no commitments have been received as of the issuance date of these financial statements.

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

Sources of Liquidity

Our principal sources of liquidity during the six months ended August 31, 2026 consisted of: (i) the issuance of the Lind senior secured convertible note and warrant; (ii) net proceeds from private placements of common stock, preferred stock, and warrants; (iii) advances from a related party under the MIP Line of Credit; and (iv) issuances of short-term promissory notes (including original-issue-discount notes). During the six months ended August 31, 2026, we received gross proceeds of $4,000,000 from the Lind convertible note and warrant (before $169,700 of debt issuance costs) and aggregate gross proceeds of $1,390,150 from private placements of equity and equity-linked securities, consisting of $1,015,000 from Series B Convertible Preferred Stock ($895,000 net of $120,000 of offering costs), $200,150 from common stock, $150,000 from preferred stock ($145,000 net of $5,000 of offering costs), and $25,000 from warrant exercises. We also received $407,000 from the sale of short-term promissory notes (offset by $386,599 of note repayments) and $500,000 of advances from Monaco Investment Partners II, LP, a related party, under the MIP Line of Credit. We do not currently have any committed external sources of capital, other than the MIP Line of Credit, which has $3,500,000 available at August 31, 2026.

Amounts noted reflect gross proceeds received by the Company which were reduced by original issue discounts, placement agent fees, and other offering expenses, as applicable. The March 25, 2026 transaction with Donald Monaco, the April 15, 2026 transaction with KCGM, the May 8, 2026 transaction with KCGM, and the June 18, 2026 transaction with David Jiang are related-party transactions. Mr. Monaco is a director and Andy Kaplan, a director, is the co-trustee of the Kaplan-Wright Family Trust, which owns 50% of KC Global Media Entertainment LLC, which in turn owns 100% of KCGM; Mr. Kaplan also serves as chairman of KCGM. These transactions were entered into on substantially the same terms as the contemporaneous transactions with unaffiliated investors.

March 24, 2026 — 1800 Diagonal Lending Note

On March 24, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $180,550. The note includes an original issue discount of $23,550 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $102,011 due on September 30, 2026 and four equal subsequent installments of $25,503 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC. As of August 31, 2026, the outstanding principal balance was $204,100.

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

The Monaco Trust Note was amended to increase the principal amount and extend the maturity date, as follows: (i) on April 6, 2026, the Company and the Trust entered into a First Amendment increasing the principal balance to $155,000 and extending the maturity date to April 13, 2026; (ii) on April 9, 2026, the Company and the Trust entered into a Second Amendment increasing the principal balance to $290,000 and extending the maturity date to April 30, 2026; (iii) on April 27, 2026, the Company and the Trust entered into a Third Amendment increasing the principal balance to $400,000 and extending the maturity date to May 31, 2026; (iv) on April 30, 2026 the Company and the Trust entered into a Fourth Amendment increasing the principal balance to $510,000; (v) on May 12, 2026, the Company repaid $110,000 of principal under the Monaco Trust Note; and on May 29, 2026 the Company and the Trust entered into a Fifth Amendment increasing the principal balance to $600,000. On June 3, 2026 the Company and the Trust (the “Parties”) entered into the Sixth Amendment extending the maturity date to June 30, 2026; on June 8, 2026 the Parties entered into the Seventh Amendment increasing the principal balance to $700,000, and on June 30, 2026 the Parties entered into the Eighth Amendment increasing the principal balance to $950,000 and extending the maturity date to July 15, 2026. The 7.5% interest rate, which is lower than the 12% rate borne by the MIP Line of Credit, reflects the short-term, on-demand nature of the Monaco Trust Note. The Monaco Trust Note, including each amendment, was approved by the Audit Committee of the Board and the full Board, including the independent members thereof. On July 21, 2026 the $950,000 of principal and $11,162 of interest were paid off using proceeds from Lind Global Fund III LP, and there is no outstanding balance as of August 31, 2026.

April 15, 2026 — Series A Convertible Preferred Stock Sale to KCGM (related party)

On April 15, 2026, we entered into a securities purchase agreement with KCGM pursuant to which we issued and sold 16,667 shares of Series A Convertible Preferred Stock at a purchase price of $3.00 per share, for total proceeds of $50,000, together with a warrant to purchase up to 8,333 shares of common stock at an exercise price of $3.00 per share, expiring 3.5 years from the issue date. As described above, Andy Kaplan, a director of the Company, serves as chairman of KCGM; accordingly, this transaction is a related-party transaction. The transaction was approved by the Audit Committee of the Board and the full Board, including the independent members thereof.

May 6, 2026 — Helena Global Series B Preferred Private Placement

On May 6, 2026, the Company entered into a Securities Purchase Agreement with Helena Global Investment Opportunities 1 Ltd. (“Helena”) pursuant to which the Company issued 408,421 shares of Series B Convertible Preferred Stock (the “Predecessor Series B Preferred”), consisting of 368,421 shares issued for cash proceeds of $1,015,000 and 40,000 Issuance Fee Shares issued for no additional consideration, together with a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $2.755 per share. The Predecessor Series B Preferred had a stated value of $2.755 per share, or $1,125,200 in the aggregate, accrued dividends at 12% per annum (18% per annum upon an Event of Default), was convertible at the option of the holder at an initial conversion price of $2.755 per share, and was subject to mandatory redemption by the Company on August 30, 2026 at stated value plus all accrued and unpaid dividends, subject to the holder’s right to extend that date to December 31, 2026.

The Predecessor Series B Preferred was classified as mezzanine equity in accordance with ASC 480-10-S99-3A because the holder’s right to convert the shares into common stock at any time prior to the mandatory redemption date, together with the holder’s right to elect a one-time extension of that date, placed the form and timing of settlement outside the Company’s sole control. The carrying amount was accreted to the redemption amount from the issuance date to the mandatory redemption date using the effective interest method. Accretion and accrued dividends were recognized as charges to accumulated deficit as deemed dividends to the holder and reduce net loss attributable to common stockholders for purposes of basic and diluted loss per share pursuant to ASC 260-10-S99. Accreted amounts and dividends were not recognized as interest expense.

At May 31, 2026, 408,421 shares of Predecessor Series B Preferred were outstanding with a mezzanine carrying value of $807,997.

On July 21, 2026, the Company redeemed all 408,421 outstanding shares of Predecessor Series B Preferred in full for cash of $1,151,830, consisting of aggregate stated value of $1,125,200 and accrued and unpaid dividends of $26,630, using a portion of the net proceeds of the senior secured convertible note issued to Lind Global Fund III LP on that date (see Note 14 - Convertible Note Payable and Warrant Liability). During the period from June 1, 2026 through the redemption date, the Company recorded accretion of the Series B Preferred Stock discount of $326,205, which was recognized as interest expense and is included in net loss for the three and six months ended August 31, 2026. The Company also recorded accrued and unpaid dividends of $17,628 on the Series B Preferred Stock through the redemption date, which were charged to accumulated deficit and are reflected as a deemed dividend in the computation of net loss attributable to common stockholders for the three and six months ended August 31, 2026. No shares of Predecessor Series B Preferred were converted into common stock, the Mandatory Default Amount was never triggered, no liquidated damages were incurred under the registration rights provisions of the Securities Purchase Agreement, and no shares remained outstanding at August 31, 2026.

In connection with the redemption, the Guarantee and Pledge Agreement under which 1,365,314 shares of common stock owned by the Company’s Chief Executive Officer had been pledged to secure the Company’s obligations to Helena was released. The Investor Warrant and the placement agent warrants issued in connection with the May 2026 private placement remain outstanding and continue to be classified within permanent stockholders’ equity.

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

May 8, 2026 — Common Stock Sale to KCGM (related party)

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

May 26, 2026 — 1800 Diagonal Lending Note

On May 26, 2026, we issued a short-term promissory note to 1800 Diagonal Lending LLC in the principal amount of $172,500. The note includes an original issue discount of $22,500 and bears a one-time interest charge of 13%, which was applied to the principal on the issuance date. The note is payable in five installments, with the first installment of $97,462 due on November 30, 2026 and four equal subsequent installments of $24,366 due on the 30th day of each of the next four months. The note may be prepaid at any time without penalty. Upon an event of default by the Company, any unpaid principal and interest may be converted into shares of our common stock at the election of 1800 Diagonal Lending LLC. At August 31, 2026, the outstanding principal balance was $195,000.

June 9, 2026 — Short-term Promissory Note

On June 9, 2026, we sold a short-term promissory note to a private investor for $100,000. In connection with the note, we issued the investor a three-year warrant to purchase up to 25,000 shares of common stock at an exercise price of $2.75 per share. The maturity date of the note was August 8, 2026, and may be prepaid at any time without penalty. The investor has agreed to extend the maturity date of the note on a month-to month basis.

June 16, 2026 — Warrant Exercise

On June 16, 2026, a private investor exercised a warrant to purchase 8,278 shares of common stock at $3.02 per share, resulting in gross proceeds of $25,000.

June 18, 2026 — Common Stock Sale to David Jiang (related party)

On June 18, 2026, David Jiang, a director, purchased 18,200 shares of common stock in a private placement at $2.75 per share, resulting in gross proceeds of $50,050.

July 1, 2026 — ODK Capital LLC Short-term loan agreement

On July 1, 2026, the Company entered into a short-term loan agreement with OnDeck for a principal amount of $275,000. The loan was repayable in eighteen monthly installments of $20,533 for a total repayment amount of $369,600. The origination fee was $6,875 and the total interest expense is $94,600 for a total loan cost of $101,475. On July 21, 2026, the entire outstanding principal and interest totaling $337,556 was repaid from the gross proceeds of the Lind convertible note (see below) and as of August 31, 2026, there was no outstanding balance.

July 21, 2026 — Lind Global Fund III LP Convertible Promissory Note

On July 21, 2026, the Company entered into a Securities Purchase Agreement with Lind Global Fund III LP (the “Investor”) and issued to the Investor a Senior Secured Convertible Promissory Note in the principal amount of $4,600,000 (the “Note”) and a Common Stock Purchase Warrant to purchase 1,030,928 shares of common stock at an exercise price of $3.88 per share (the “Warrant”). The funding amount was $4,000,000, and the $600,000 difference between the principal amount and the funding amount represents an original issue discount.

The funding amount was reduced at closing by a commitment fee of $120,000, $49,700 of the Investor’s legal fees, and a $337,556 payoff of an existing loan owed to ODK Capital, LLC, resulting in net cash proceeds to the Company of $3,492,744. A portion of the net proceeds was used to redeem the Predecessor Series B Preferred and repay the Donald P. Monaco Insurance Trust promissory note.

The Note does not bear interest other than upon an event of default. Principal is repayable in fourteen consecutive monthly installments of $328,571 commencing on the date that is 120 days after the July 21, 2026 issuance date, with each installment payable at any time during the applicable calendar month. Any principal amount then outstanding is due on the January 21, 2028 maturity date.

Each monthly installment may be settled, at the Company’s option, in cash in an amount equal to 104% of the installment, in shares of common stock, or in a combination of the two. Shares issued in settlement of an installment are valued at 90% of the average of the five lowest daily volume weighted average prices during the twenty trading days preceding the payment date. Settlement in shares is permitted only if the shares may be immediately resold under Rule 144 without restriction or are covered by an effective resale registration statement.

Between payment dates, the Investor may increase the amount of up to two monthly installments to as much as $750,000 each by delivering written notice, with the increased amount payable within one day of the Company’s receipt of that notice. Amounts paid in excess of the scheduled installment reduce subsequent installments in reverse chronological order. The maximum incremental amount that the Investor may require the Company to pay ahead of schedule is $842,858.

The Note is convertible at the Investor’s option, in whole or in part, into common stock at a conversion price of $3.88 per share, subject to customary adjustments and to a full-ratchet adjustment upon the issuance of additional shares of common stock at an effective price below the conversion price. Amounts converted reduce subsequent monthly installments in reverse chronological order. The Company may prepay the Note in full at par following the earlier of effectiveness of the resale registration statement or the date the underlying shares may be resold under Rule 144 without restriction, in which case the Investor may elect to convert up to one-third of the outstanding principal amount.

The Note is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by the Company’s subsidiaries. Events of default include, among others, failure to pay amounts when due, failure to deliver shares when required, a change of control, the common stock ceasing to be listed on a trading market, and the Company’s market capitalization remaining below $12.5 million for ten consecutive trading days. Upon an event of default, the Investor may declare due an amount equal to 120% of the outstanding principal amount and may convert principal at a discount to the market price of the common stock. As of August 31, 2026, the outstanding principal balance on the note was $4,600,000.

The Warrant entitles the Investor to purchase 1,030,928 shares of common stock at $3.88 per share and expires on July 21, 2031. The Warrant provides for cashless exercise in specified circumstances and contains a full-ratchet exercise price adjustment upon a dilutive issuance. In the event of a tender offer or exchange offer or other fundamental transaction, the Investor may require the Company to purchase the unexercised portion of the Warrant for its Black-Scholes value in cash.

Chief Executive Officer Compensation Deferral (related party)

William Kerby, our Chief Executive Officer, agreed at his election to defer $100,000 of his annual salary, together with payments related to personal financial guarantees and his car allowance through July 15, 2026. Beginning July 16, 2026 Mr. Kerby began receiving his full salary, together with payment for personal financial guarantees and his car allowance. As of August 31, 2026, the aggregate compensation deferred by Mr. Kerby totaled $240,561. The deferred amounts accrue interest at a rate of 7.5% per annum.

Material Cash Requirements

Our material cash requirements as of August 31, 2026 consist principally of short and long-term promissory notes, and accrued interest. Short-term promissory notes outstanding at August 31, 2026 had an aggregate repayment amount due of approximately $535,100 and a carrying value, net of unamortized discount, of $461,217, with maturities through March 31, 2027, including the March 24, 2026 and May 26, 2026 1800 Diagonal Lending notes (which amortize in installments), and the October 17, 2025 notes issued to two private investors (maturing November 17, 2026, as amended), and note issued to a private investor on June 9, 2026 with a maturity date of August 8, 2026, which the investor has agreed to extend the maturity date on a month-to-month basis. No principal was outstanding under the MIP Line of Credit at August 31, 2026, following the August 2026 exchange of $3,500,000 of principal for Series B Preferred Stock. The line remains available through its May 31, 2028 maturity date, as amended, and advances accrue interest at 12% per annum payable monthly. Additionally, the Lind senior secured convertible note has a principal balance of $4,600,000 (carrying amount of $3,142,015) and is repayable in fourteen monthly installments of $328,571 beginning 120 days after its July 21, 2026 issuance, with $1,314,290 of principal due in the fiscal year ending February 28, 2027.

We have ongoing operating cash requirements for personnel, technology development, marketing, professional fees, and acquisition integration. Based on our current operating plan, we estimate that cash required to fund operations for the twelve months following August 31, 2026 will be approximately $5.5 million, which exceeds our cash balance at August 31, 2026. We do not have any material commitments for capital expenditures, and we do not have any material purchase obligations, take-or-pay contracts, or unconditional purchase obligations outside the ordinary course of business. We have no off-balance sheet arrangements (within the meaning of Item 303(b)(1)(ii) of Regulation S-K) that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flow Analysis

Six Months Ended August 31,	2026	2025	Change ($)	Change (%)
Net cash used in operating activities	(4,803,656)	(470,283)	(4,333,373)	(921)%
Net cash used in investing activities	(211,319)	(1,752,168)	1,540,849	88%
Net cash provided by financing activities	4,464,021	2,997,738	1,466,283	49%
Net increase (decrease) in cash	(550,954)	775,287	(1,326,241)	(171)%

Net Cash Used in Operating Activities

Net cash used in operating activities totaled $4,803,656 during the six months ended August 31, 2026, compared to $470,283 during the same period in 2025, an increase of $4,333,373, or 921%. The operating cash outflow during the current period was driven by a net loss of $6,849,152 (before payment of preferred dividends), and net changes in working capital of $306,518, partially offset by non-cash charges of $2,352,014. Non-cash charges included depreciation and amortization of $673,338, provision for credit loss of $154,333, amortization of debt discount of $530,752, share of net loss of equity method investee of $35,200, and shares issued for professional services of $1,289,008, partially offset by a gain on the TA Pipeline derivative liability of $60,000, a gain of $256,957 on the revaluation of the Lind warrant liability, and a credit to stock-based compensation of $13,660 related to a true-up of payroll taxes related to an employee stock grant.  Changes in assets and liabilities primarily reflected a decrease in deferred revenue of $479,315, a decrease in SBA loan of $375, an increase in related party receivable of $154,333, and an increase in trade accounts receivable of $66,638. Partially offsetting the decreases were an increase in accounts payable and accrued expenses of $405,672 and a decrease in prepaid expenses of $40,279.

Net Cash Used in Investing Activities

Net cash used in investing activities was $211,319 during the six months ended August 31, 2026, compared to $1,752,168 during the same period in 2025, a decrease of $1,540,849, or 88%. Investing outflows in the current period consisted entirely of capitalized software development costs of $211,319. In addition, $258,286 of software and development costs were capitalized through the issuance of common stock, a non-cash investing activity. In the prior-year period, investing activities consisted of $109,000 in capitalized software development costs, $900,000 paid for the FSA Travel LLC acquisition, $443,168  for the TA Pipeline acquisition, and $300,000 for the JOURNY TV asset purchase.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,464,021 during the six months ended August 31, 2026, compared to $ 2,997,738 during the same period in 2025, an increase of $1,466,283, or 49%. Financing activities in the current period consisted of (a) $4,000,000 in gross proceeds for issuance of the Lind convertible note and warrant ($3,830,300 in proceeds net of issuance costs of $169,700); (b) $1,015,000 of gross proceeds from our Helena Series B Convertible Preferred Stock offering (net proceeds of $895,000 after deducting $120,000 in related offering costs), (c) repayment of the Helena Series B Convertible Preferred stock and dividends of $1,151,830, (d) $500,000 in advances from the Monaco Investment Partners II Line of Credit; (e) $307,000 of proceeds from 1800 Diagonal Lending short-term promissory notes (offset by $386,599 of bridge loan repayments); (f) $100,000 in gross proceeds from the sale of a short-term promissory note to a private investor; (g) $200,150 of proceeds from sales of common stock in private placements, (h) $150,000 of proceeds from sales of preferred stock ($145,000 net of $5,000 in offering costs)in private placements; and (i) $25,000 in proceeds from the exercise of warrants. In the prior-year period, financing activities consisted of $2,545,000 of advances from a related party and $486,500 of proceeds from the sale of common stock; partially offset by $33,762 of net repayments on notes payable.

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

Subsequent Events Affecting Liquidity

On September 17, 2026, Andy Kaplan, through KCGM Asia LLC, purchased 52,910 shares of Common Stock at $1.89 per share, resulting in gross proceeds to the Company of $100,000. In connection with this transaction, the Company issued KCGM a warrant to purchase up to 52,910 shares of common stock at $1.89 per share. The warrant expires 3 years from the issue date. Mr. Kaplan serves as a director of the Company.

On September 15, 2026, the Company sold a short-term promissory note to its Chief Executive Officer, Bill Kerby in the principal amount of $45,000. The note bears interest at 7.5% and matures on December 15, 2026. The note may be prepaid at any time without penalty.

On September 23, 2026 and October 9, 2026, we sold 100 shares and 15,000 shares of common stock, respectively, under the Titan ATM resulting in total gross proceeds of $31,207.

On September 25, 2026, the Company drew $250,000 under the MIP Line of Credit, on October 5, 2026 the Company drew $235,000, and on October 8, 2026, the Company drew $200,000. The total principal balance outstanding as of the date of this report was $685,000.

Trend in pricing. Our private placements of common stock for cash during the six months ended August 31, 2026 were priced $2.75 per share. The subsequent-event common stock issuance was priced at $1.89 per share, representing a decline relative to the prices of our private placements during the six months ended August 31, 2025. This pricing trend, if it continues, may increase the dilutive impact of future financings on our existing stockholders and may indicate continued pressure on our access to capital on favorable terms.

Other than the foregoing, no material subsequent events related to our liquidity and capital resources have occurred from August 31, 2026 through the date of this Quarterly Report.

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

Financing Arrangements and Off-Balance Sheet Arrangements

As of August 31, 2026, our financing arrangements consisted of (i) the MIP Line of Credit with MIP, an entity controlled by the Chairman of our Board of Directors, under which no principal was outstanding and the full $3,500,000 was available for future advances through the May 31, 2028 maturity date (see Note 15, “Related Party Transactions”); (ii) the Senior Secured Convertible Promissory Note issued to Lind Global Fund III LP on July 21, 2026 in the principal amount of $4,600,000 (see Note 14, “Convertible Note Payable and Warrant Liability”); (iii) short-term promissory notes issued to third-party lenders (see Note 12, “Notes Payable”); and (iv) the SBA loan assumed in the FSA acquisition (see Note 13, “Long-Term Debt”), in each case to the financial statements included elsewhere in this Quarterly Report. Subsequent to August 31, 2026, the Company drew $485,000 under the MIP Line of Credit, and we sold a $45,000 short-term promissory note to our Chief Executive Officer (see “Subsequent Events Affecting Liquidity” above). We have no other lines of credit or financing arrangements.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, where appropriate, to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

TA Pipeline Arbitration

On August 6, 2025, the Company acquired all of the issued and outstanding membership interests of TA Pipeline LLC ("TA") from its members pursuant to a Membership Interest Purchase Agreement (the "TA MIPA"). As partial consideration, the Company issued 96,774 restricted shares of its common stock (the "TA Closing Shares") to the former members of TA. The TA MIPA also provides for (i) an earnout payment equal to five percent of TA's net revenue during the twelve-month period following the closing, up to a maximum of $200,000, payable one-half in cash and one-half in restricted shares of the Company's common stock valued at $3.10 per share (the "Milestone Payment" and, as to the share portion, the "Milestone Shares"), and (ii) a limited, one-time put right, exercisable if the fair market value of the Company's common stock is below $3.10 per share (the "Base Price"), under which each former member of TA may, among other things, require the Company to repurchase his shares at the Base Price (the "Put Right").

On July 14, 2026, Luis Barberi, Mitch Toren, and Ashish Tembe, the former members of TA (the "Claimants"), commenced a binding arbitration proceeding against the Company by filing a Demand for Arbitration with the American Arbitration Association (the "AAA") under its Commercial Arbitration Rules. The arbitration is to be conducted in Las Vegas, Nevada. The Demand for Arbitration alleges that the Company breached Section 7.5(a)(i) of the TA MIPA by failing to repurchase the 96,774 TA Closing Shares at the Base Price of $3.10 per share, for an aggregate of approximately $300,000, after the Claimants delivered written notice on February 24, 2026 purporting to exercise the Put Right.

On September 3, 2026, the Claimants filed an Amended Statement of Claim adding a claim that the Company breached Sections 2.2(b) and 2.3(c)(i) of the TA MIPA by failing to pay the Milestone Payment, which the Claimants allege became due no later than August 16, 2026. The Claimants allege that TA generated net revenue of $3,940,126 during the Milestone Payment measurement period, which ended August 6, 2026, and that the resulting Milestone Payment is $197,006. The Claimants now seek damages of not less than $497,005, consisting of approximately $299,999 relating to the Put Right and $197,006 relating to the Milestone Payment, together with pre- and post-judgment interest, attorneys' fees, and arbitration costs.

The Company has not repurchased the TA Closing Shares or paid the Milestone Payment because it believes the Claimants are in material breach of the TA MIPA. On September 9, 2026, the Company filed its Answer and Counterclaim, in which it denies liability and asserts affirmative defenses including prior material breach and excuse, waiver, estoppel, setoff, unclean hands, and failure to mitigate. The Company also asserts counterclaims against the Claimants for (i) breach of the TA MIPA and of the Confidentiality, Non-Competition, and Non-Solicitation Agreements that each Claimant executed in connection with the closing, (ii) breach of the implied covenant of good faith and fair dealing, and (iii) intentional misrepresentation. Among other things, the counterclaims allege that, following the acquisition, one of the Claimants caused an entity that he owns and operates, which was a significant customer of TA, to divert business opportunities away from TA, and that the Claimants misrepresented TA's expected post-acquisition revenue to induce the Company to enter into the TA MIPA. The Company seeks damages of not less than $1,000,000, together with interest, attorneys' fees, and costs.

An evidentiary hearing in the arbitration is scheduled for January 21, 2027. The arbitration remains at an early stage, and the Company is unable to predict its outcome. The Company believes it has meritorious defenses and intends to defend against the Claimants' claims and to pursue its counterclaims vigorously; however, there can be no assurance that the Company will prevail on its defenses or recover any amount on its counterclaims.

As of August 31, 2026, the Company had recorded liabilities of $300,000 for the repurchase of the TA Closing Shares and $200,000 for the Milestone Payment, both of which are included in accrued expenses. The recording of these liabilities does not represent an assessment by the Company of the likely outcome of the arbitration. The Company has not accrued pre- or post-judgment interest, attorneys' fees, or arbitration costs that could be awarded if the arbitration is resolved adversely to the Company, and is unable to estimate those amounts or any other reasonably possible loss in excess of the amounts accrued. See Note 8 - Acquisition of TA Pipeline LLC, Note 17 - Commitments and Contingencies, and Note 20 - Subsequent Events to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of August 31, 2026, we had $ 1,145,136 in cash and a working capital deficit of $3,195,601, and our operating activities used $4.8 million of cash during the six months then ended. Our existing cash and anticipated revenues are not sufficient to fund our operations, and we estimate that we will require a minimum of $5.5 million over the next twelve months, which excludes the scheduled installments on the Lind Note described below. Our current sources of additional capital are limited to (i) advances under our $3.5 million line of credit with Monaco Investment Partners II, LP ("MIP"), an entity controlled by the Chairman of our Board, of which $485,000 was drawn after August 31, 2026 and (ii) sales of common stock under our at-the-market offering agreement with Titan Partners Securities LLC. Neither is assured, and we have no other committed sources of financing. If we are unable to obtain financing on acceptable terms, we may be required to delay, limit or terminate our operations and may lose our Nasdaq listing.

In light of the foregoing, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Proceeds received from the issuance of unregistered common and preferred shares and associated warrants have been used for general working capital purposes.

Common Stock

Date	Recipient	Consideration	Shares	Price	Value
June 4, 2026	Ben Higgins	Contractor Services	2,067	$2.42	$5,000
June 5, 2026	Simon Orange	Consulting Services	125,000	$2.46	$307,500
June 9, 2026	Ben Higgins	Contractor Services	2,193	$2.28	$5,000
June 16, 2026	Greg Romsdahl	Warrant Exercise	8,278	$3.02	$25,000
June 17, 2026	Trick & Mortar	Film Production	23,475	$2.13	$50,000
June 18, 2026	David Jiang	Private Placement	18,200	$2.75	$50,050
June 19, 2026	Allen Sanders	Consulting Services	12,500	$2.07	$25,875
June 19, 2026	Kerry Kennedy	Consulting Services	12,500	$2.07	$25,875
June 19, 2026	Greg Romsdahl	Consulting Services	3,000	$2.07	$6,210
June 19, 2026	ConsortiaX	Sales Commission override	4,574	$2.07	$9,468
June 24, 2026	Jimmy Caplan	IR Consulting Services	30,000	$1.98	$59,400
June 24, 2026	PartnerCap Securities LLC	Research Reports	41,416	$1.98	$82,004
July 1, 2026	OnCore Network	IR Consulting Services	50,000	$2.15	$107,500
July 17, 2026	Chad Doher	Consulting Services	25,000	$1.94	$48,500
August 3, 2026	Pillow Hog Ventures, Inc.	IR Consulting Services	25,000	$1.71	$42,750
Total			383,203		$850,132

Investment Warrants

Date	Grantee	Units	Strike	Expiration	Consideration
June 9, 2026	Gynorris Investments LLC	25,000	$2.75	June 9, 2029	Short-term note payable
June 18, 2026	David Jiang	18,200	$2.75	June 18, 2029	Cash - Common Shares
August 3, 2026	Bill Farrand	25,000	$1.71	August 3, 2029	Consulting Services
Total		68,200

Exemption from Registration

The securities described above were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. No general solicitation or general advertising was used. Each recipient was an accredited investor or otherwise had access, through such recipient’s relationship with the Company, to the type of information that would have been provided in a registration statement and represented an investment intent. No underwriting discounts or commissions were paid by the Company in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the six months ended August 31, 2026, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1, in each case as defined in Item 408 of Regulation S-K.

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

3.3	Certificate of Change Pursuant to NRS 78.209 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023 and incorporated herein by reference).
3.4	Certificate of Amendment, effective March 13, 2024 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 12, 2024 and incorporated herein by reference).
3.5	Certificate of Designation of Series A Convertible Preferred Stock (filed as Exhibit 3.7 to the Company’ Annual Report on Form 10-K filed May 29, 2026, and incorporated by reference herein).
3.6

Certificate of Withdrawal of Certificate of Designation of Series B Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 27, 2026 and incorporated herein by reference).

3.7	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 27, 2026 and incorporated herein by reference).
3.8	Certificate of Designation of Series E Convertible Preferred Stock (Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 27, 2020 and incorporated herein by reference)
3.9	Amended and Restated Bylaws of the Company, as amended. (filed by the Company as Exhibit 3.12 to the Company’s Form 10-K, filed on March 24, 2021, and incorporated herein by reference).
3.10

Amendment No. 3 to Amended and Restated Bylaws of Sigma Additive Solutions, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022, and incorporated herein by reference).

4.1	Form of Lind Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 22, 2026, and incorporated herein by reference).
10.1

Stock Purchase Agreement, by and among the Company, Yada commerce Inc., High Class Holdings LLC and Carbon Capital Corp dated as of June 10, 2026 (filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on June 12, 2026, and incorporated herein by reference).

10.2

Cooperation and Earnout Agreement, by and between the Company and Yada commerce Inc., dated as of June 10, 2026 (filed as Exhibit 10.2 to the Company’s Current Report filed on Form 8-K, filed on June 12, 2026, and incorporated herein by reference).

10.4

Amendment to Line of Credit Agreement dated as of dated as of July 13, 2026 (filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on June 15, 2026, and incorporated herein by reference).

10.5

Securities Purchase Agreement, dated July 17, 2026, by and between the Company and Lind Global Fund III LP (filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on July 22, 2026, and incorporated herein by reference).

10.6	Form of Senior Secured Convertible Promissory Note (filed as Exhibit 10.2 to the Company’s Current Report filed on Form 8-K, filed on July 22, 2026, and incorporated herein by reference).
10.7	Form of Security Agreement (filed as Exhibit 10.3 to the Company’s Current Report filed on Form 8-K, filed on July 22, 2026, and incorporated herein by reference).

10.8	Form of Guaranty (filed as Exhibit 10.4 to the Company’s Current Report filed on Form 8-K, filed on July 22, 2026, and incorporated herein by reference).
10.9	Form of Pledge Agreement (filed as Exhibit 10.5 to the Company’s Current Report filed on Form 8-K, filed on July 22, 2026, and incorporated herein by reference).
10.10

Form of Securities Purchase Agreement, dated July 31, 2026, by and between the Company and the Purchasers listed therein (filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on August 4, 2026, and incorporated herein by reference).

10.11

Exchange Agreement, dated August 25, 2026, by and between the Company and the Lender (filed as Exhibit 10.1 to the Company’s Current Report filed on Form 8-K, filed on August 27, 2026, and incorporated herein by reference).

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

NEXTTRIP, INC.

October 15, 2026	By:	/s/ William Kerby
William Kerby
Chief Executive Officer (Principal Executive Officer)

October 15, 2026	By:	/s/ Frank Orzechowski
Frank Orzechowski
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)